Form 10-Q
period 1996-03-31
UNIVERSAL ELECTRONICS INC
filed 1996-05-15
CIK 101984

- --------------------------------------------------------------------------------

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                         Commission File Number: 0-21044


                           UNIVERSAL ELECTRONICS INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    33-0204817
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


1864 ENTERPRISE PARKWAY WEST, TWINSBURG, OHIO                      44087
(Address of principal executive offices)                         (Zip Code)

                                  216-487-1110
              (Registrant's telephone number, including area code)


              -----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                              No
             -----                                                -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Number of shares of Common Stock, $.01
         par value, outstanding at March 31, 1996          6,766,464
                                                           ---------

- --------------------------------------------------------------------------------

        THE INDEX OF EXHIBITS TO THIS QUARTERLY REPORT APPEARS ON PAGE 9

                           UNIVERSAL ELECTRONICS INC.
                           --------------------------


                                      INDEX
                                      -----


                                                                  Page
                                                                  ----

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheet                       3
                   Consolidated Statement of Income                 4
                   Consolidated Statement of Cash Flows             5
                   Notes to Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations              7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          9

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  March 31,      December 31,     March 31,
                                    1996            1995            1995
                                 (Unaudited)      (Audited)      (Unaudited)

Current assets:
  Cash and cash equivalents     $        830    $        872    $      1,282
  Accounts receivable                 20,461          26,106          13,993
  Inventories                         30,319          30,278          39,782
  Refundable income taxes                 48             795              42
  Prepaid expenses                     2,251           2,110           2,260
  Deferred income taxes                4,439           3,702           5,529
                                ------------    ------------    ------------
    Total current assets              58,348          63,863          62,888

Equipment, furniture, and
 fixtures, net                         7,327           5,187           3,953

Other assets                             950           1,055             861
                                ------------    ------------    ------------

    Total assets                $     66,625    $     70,105    $     67,702
                                ============    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility     $      4,569    $      6,120    $     12,137
  Accounts payable                     7,494           9,162           3,550
  Accrued income taxes                   350             307             355
  Accrued compensation                   261             756             223
  Other accrued expenses               2,184           3,522           4,032
                                ------------    ------------    ------------
    Total current liabilities         14,858          19,867          20,297
                                ------------    ------------    ------------

Long-term debt                         2,000              --              --

Stockholders' equity:
  Capital stock                           68              68              67
  Paid-in capital                     53,743          53,623          53,496
  Currency translation                     4              25              92
  Retain earnings (deficit)           (4,048)         (3,478)         (6,250)
                                ------------    ------------    ------------
    Total stockholders'
      equity                          49,767          50,238          47,405
                                ------------    ------------    ------------
    Total liabilities and
      stockholders' equity      $     66,625    $     70,105    $     67,702
                                ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                         Three Months Ended March 31,
                                         ----------------------------
(Dollars and shares in thousands,             1996          1995
except per share amounts)                  ----------    ----------

Net Sales                                  $   21,905    $   18,573
Cost of sales                                  16,063        13,935
                                           ----------    ----------
  Gross profit                                  5,842         4,638
Selling, general and
administrative expenses                         7,111         7,434
Restructuring expenses                             --           977
                                           ----------    ----------
  Operating loss                               (1,269)       (3,773)
Interest expense                                  159           265
Interest income                                    (9)           (3)
Other (income) and expenses                      (140)         (218)
                                           ----------    ----------
  Loss before income taxes                     (1,279)       (3,817)
Benefit for income taxes                          709         1,364
                                           ----------    ----------
  Net loss                                 $     (570)   $   (2,453)
                                           ==========    ==========
  Net loss per share                       $    (0.08)   $    (0.36)
                                           ==========    ==========
Weighted average common and
common stock equivalents
outstanding                                     6,758         6,741
                                           ==========    ==========



The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                  Three Months Ended March 31,
                                                  ----------------------------
(Dollars in thousands)                                 1996          1995
                                                    ----------    ----------

Cash provided by (used for) operating activities:
  Net loss                                          $     (570)   $   (2,453)
  Adjustments to reconcile net loss
  to net cash used for operating
  activities:
    Depreciation and amortization                          372           338
    Deferred income taxes                                 (738)       (1,905)
  Changes in operating assets and liabilities:
    Receivables                                          5,828         2,758
    Inventories                                            (59)        3,211
    Other assets                                           (20)        3,781
    Payables and accruals                               (3,419)       (5,757)
    Accrued income taxes                                   537           (70)
                                                    ----------    ----------
Net cash provided by (used for)
operating activities                                     1,931           (97)
                                                    ----------    ----------

Cash used for investing activities:
  Acquisition of fixed assets                           (2,489)         (690)
  Trademarks                                               (44)          (84)
                                                    ----------    ----------
Net cash used for investing
activities:                                             (2,533)         (774)
                                                    ----------    ----------

Cash provided by financing activities:
  Short-term bank borrowings                            13,814        20,901
  Short-term bank payments                             (15,366)      (20,244)
  Long-term debt                                         2,000            --
  Proceeds from stock options
  exercised                                                120            --
                                                    ----------    ----------
Net cash provided by financing
activities                                                 568           657
                                                    ----------    ----------

Effect of exchange rates on cash                            (8)           56
                                                    ----------    ----------

Net decrease in cash and cash
equivalents                                                (42)         (158)

Cash and cash equivalents at
beginning of period                                        872         1,440
                                                    ----------    ----------
Cash and cash equivalents at end of
period                                              $      830    $    1,282
                                                    ==========    ==========

Supplemental Information to the
Consolidated Statement of Cash
Flows
Cash paid (received) during the
period for:
  Interest                                          $      156    $      269
                                                    ==========    ==========
  Income taxes                                      $     (752)   $       86
                                                    ==========    ==========

                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments
- -----------


All adjustments, consisting of recurring adjustments necessary for a fair presentation of financial position and results of operations of these unaudited interim periods, have been included.

Inventories
- -----------

Inventories consist of the following (in thousands):


                           March 31,    December 31,     March 31,
                             1996           1995           1995
                         ------------   ------------   ------------
Components               $     12,161   $     14,127   $     18,436
Finished goods                 18,158         16,151         21,346
                         ------------   ------------   ------------
     Total inventories   $     30,319   $     30,278   $     39,782
                         ============   ============   ============


The Company provides certain components to its contract manufacturers for inclusion in the Company's finished goods.

Net Income Per Share
- --------------------

Net income per share is computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method based upon the weighted average fair market value of common stock outstanding.

Reclassification
- ----------------

Certain prior year amounts have been reclassified to conform with the presentation utilized in the quarter ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the first quarter of 1996 were $21.9 million, a 17.9% increase from $18.6 million for the same quarter of 1995. The Company experienced a loss for the first quarter of $570,000, or $0.08 per share, compared to a loss of $2.5 million, or $0.36 per share, in the first quarter of 1995. Included in the 1995 first quarter loss was a previously announced pre-tax charge of approximately $977,000 ($0.09 per share) resulting from personnel severance and facilities closure relating to the Company's restructuring.

Net sales in the Company's Technology Businesses (Cable, Cable OEM, OEM) were up 38.6% in the 1996 first quarter to $8.5 million, which compares with net sales of $6.1 million for the same period of 1995. The increase in the Technology Businesses were principally due to increased volume of chip sales to the OEM and Cable OEM market segment. First quarter sales in the Company's Retail Businesses were up 7.8%, from $12.5 million in 1995 to $13.4 million in 1996. The increase in the Retail Businesses resulted primarily from improved International One For All(R) sales.

Unit sales of remote control products, including sales of microprocessors, increased 16.0% to approximately 3.0 million units during the first quarter of 1996 from 2.6 million units during the first quarter of 1995. This increase was also primarily due to greater microprocessor sales to OEM customers and sales of International One For All branded products.

Gross margins for the 1996 first quarter were 26.7% compared to 25.0% for the same period in 1995. Although an improvement over 1995, the 1996 gross margins continue to be negatively impacted by sell-through of quantities of existing retail products at discounted prices. The Company has offered the lower prices to continue to move the inventory in preparation for the introduction of its new product lines in the second and third quarters of 1996. Gross profit margins will fluctuate due to a variety of factors, including, among other things, shifts in product mix, fluctuations in manufacturing and freight costs, and changes in customer mix. The Company expects its gross profit margins to improve throughout the balance of the year with the introduction of its new product lines.

Selling, general and administrative expenses decreased by 4.5% to $7.1 million in the first quarter of 1996 as compared to $7.4 million in the first quarter of 1995. As a percentage of sales, these expenses also decreased in the first quarter of 1996 to 32.5% from 40.0% in the first quarter of 1995. The decrease in S,G&A is due primarily to the decrease in professional legal fees and personal property taxes resulting from the Company's lower inventory levels.

The Company recorded interest expense of approximately $159,000 related to borrowings under its revolving credit line for the first quarter of 1996 compared to approximately $265,000 for the first quarter of 1995. The decrease is the result of a lower average outstanding balance and reduced interest rate in the first quarter of 1996 compared the same period in 1995.

The Company recorded an income tax benefit of approximately $709,000 for the first quarter of 1996 as compared to a benefit of approximately $1.4 million for the same quarter of 1995. The 1996 benefit includes the release of approximately $174,000 in the valuation allowance created in 1994 due to uncertainties of the recoverability of certain deferred tax assets. The continuing improvement and return to profitable operations has permitted management to reevaluate the Company's position and recognize the tax benefit because management believes the related tax credits should be realized before their statutory expiration.

Backlog

As of the end of the first quarter of 1996, the Company had backlog orders of $9.6 million. This reflects a decrease in backlog orders of 56.4% as of the same date in 1995 when the Company had backlog orders representing $22.0 million in sales. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1996, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

Liquidity and Capital Resources

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided from operating activities was $1.9 million for the first quarter of 1996 compared to $97,000 used for operating activities in 1995. This improvement in cash flow is due primarily to efforts taken by management to reduce costs and expenses and inventory balances.

The Company's bank credit facilities include a revolving credit line which is available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility provides the Company with borrowing availability of $22 million and bears interest equal to the bank's prime rate minus one-half percent. The credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At March 31, 1996, the interest rate charged on the outstanding balance of this credit line was 7.75%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock is restricted and amounts available for borrowing are reduced by the outstanding balance of the Company's import letters of credit. As of March 31, 1996, the Company had utilized approximately $4.6 million of the credit facility for the acquisition of inventory to support future sales and for other general operating purposes and had approximately $2.1 million of outstanding import letters of credit. In addition, the Company had approximately $2.0 million of the credit facility outstanding for the acquisition of the Twinsburg, Ohio facility. This amount has been classified as long-term in the accompanying balance sheet as it is the Company's intentions to secure a term loan for this amount. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first quarters of 1996 and 1995 were approximately $2.5 million and $690,000, respectively. Approximately $1.7 million of 1996 first quarter capital expenditures were for the acquisition of the Twinsburg, Ohio facility. The balance of the 1996 and 1995 capital expenditures were primarily for product tooling.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund its currently anticipated cash needs, however, there can be no assurances that this will occur.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits                                                     Page
                                                                           ----

              11.1 Statement re: Computation of Per                         11
              Share Earnings (filed herewith).

         (B)  Reports on Form 8-K

              There were no reports on Forms 8-K filed during the quarter ended March 31, 1996.


         (C)  Exhibit 27 Financial Data Schedule                            12

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     (Registrant) Universal Electronics Inc.
                                  --------------------------


Date:   May __, 1996           ______________________________________
                               David M. Gabrielsen
                               President and Chief Executive Officer



Date:   May __, 1996           ______________________________________
                               Dennis P. Mansour
                               Corporate Controller

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     (Registrant) Universal Electronics Inc.


Date:   May 15, 1996           /s/David M. Gabrielsen
                               -----------------------------------
                               David M. Gabrielsen
                               President and Chief Executive Officer



Date:   May 15, 1996           /s/Dennis P. Mansour
                               -----------------------------------
                               Dennis P. Mansour
                               Corporate Controller