Form 10-Q
period 1996-06-30
UNIVERSAL ELECTRONICS INC
filed 1996-08-14
CIK 101984

- --------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30,1996

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

         Yes   X                                                No
             -----                                                 -----
              -----------------------------------------------------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Number of shares of Common Stock, $.01
         par value, outstanding at June 30, 1996           6,775,463

- --------------------------------------------------------------------------------

         THE INDEX OF EXHIBITS TO THIS QUARTERLY REPORT APPEARS ON PAGE 11

                           UNIVERSAL ELECTRONICS INC.
                           --------------------------

                                      INDEX
                                      -----

                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheet                                                             3
                           Consolidated Statement of Income                                                       4
                           Consolidated Statement of Cash Flows                                                   5
                           Notes to Consolidated Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                    7

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                               11

                                  Page 2 of 14

  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                  UNIVERSAL ELECTRONICS INC.
                                                  CONSOLIDATED BALANCE SHEET

                                               ASSETS
                                               ------
                                               JUNE 30,   DECEMBER 31,  JUNE 30,
                                                1996         1995        1995
                                                ----         ----        ----
                                             (UNAUDITED)   (AUDITED)   (UNAUDITED)

(Dollars in thousands)
Current assets:
  Cash and cash equivalents                    $    722    $    872    $    491
  Accounts receivable                            19,364      26,106      16,685
  Inventories                                    32,868      30,278      38,536
  Refundable income taxes                            36         795          52
  Prepaid expenses                                3,518       2,110       2,313
  Deferred income taxes                           4,377       3,702       5,615
                                               --------    --------    --------
    Total current assets                         60,885      63,863      63,692

Equipment, furniture, and
 fixtures, net                                    7,278       5,187       3,929

Other assets                                        969       1,055         845
                                               --------    --------    --------

   Total assets                                $ 69,132    $ 70,105    $ 68,466
                                               ========    ========    ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
  Revolving credit facility                    $  4,986    $  6,120    $ 10,668
  Accounts payable                                9,463       9,162       5,667
  Accrued income taxes                              339         307         364
  Accrued compensation                              363         756         435
  Other accrued expenses                          1,863       3,522       3,876
                                               --------    --------    --------
    Total current liabilities                    17,014      19,867      21,010
                                               --------    --------    --------

Long-term debt                                    2,000        --          --

Stockholders' equity:
  Capital stock                                      68          68          67
  Paid-in capital                                53,869      53,623      53,496
  Currency translation adjustment                   (19)         25          82
  Retained (deficit)                             (3,800)     (3,478)     (6,189)
                                               --------    --------    --------
    Total stockholders'
      equity                                     50,118      50,238      47,456
                                               --------    --------    --------
    Total liabilities and
      Stockholders' equity                     $ 69,132    $ 70,105    $ 68,466
                                               ========    ========    ========




The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                  Three Months Ended June    Six Months Ended June
                                            30,                      30,
                                     1996        1995         1996        1995
                                     ----        ----         ----        ----
(Dollars and shares in
thousands,except per share
amounts.)

Net Sales                          $ 21,526    $ 24,667    $ 43,431    $ 43,241
Cost of sales                        14,902      17,631      30,965      31,566
                                   --------    --------    --------    --------
  Gross profit                        6,624       7,036      12,466      11,675
Selling, general and
administrative expenses               6,080       6,827      13,191      14,262
Restructuring expenses                 --          --          --           977
                                   --------    --------    --------    --------
  Operating income (loss)               544         209        (725)     (3,564)
Interest expense                        186         281         344         547
Interest income                         (11)         (9)        (20)        (13)
Other (income) expenses, net             (5)       (127)       (144)       (345)
                                   --------    --------    --------    --------
Income (loss) before income
taxes                                   374          64        (905)     (3,753)
Income tax (expense) benefit           (126)         (3)        583       1,361
                                   --------    --------    --------    --------
  Net (income)loss                 $    248    $     61        (322)   $ (2,392)
                                   ========    ========    ========    ========
  Net (income)loss per share       $   0.04    $   0.01    $  (0.05)   $  (0.36)
                                   ========    ========    ========    ========
Weighted average common and
common stock equivalents
outstanding                           6,945       6,775       6,765       6,742
                                   ========    ========    ========    ========









The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                 Six Months Ended June 30,
(Dollars in Thousands)                              1996         1995
                                                    ----         ----
Cash provided by (used for) operating
activities
  Net loss                                       $   (322)   $ (2,392)
  Adjustments to reconcile net loss
  to net cash used for operating
  activities:
    Depreciation and amortization                     767         661
    Deferred income taxes                            (676)     (1,990)
  Changes in operating assets and liabilities:
    Receivables                                     6,804          65
    Inventories                                    (2,623)      4,456
    Other assets                                   (1,327)      3,731
    Payables and accruals                          (1,273)     (3,584)
    Accrued income taxes                              329         (61)
                                                 --------    --------
Net cash provided by
operating activities                                1,679         886
                                                 --------    --------
Cash used for investing activities:
  Acquisition of fixed assets                      (2,820)       (968)
  Trademarks                                          (99)       (100)
                                                 --------    --------
Net cash used for investing activities:            (2,919)     (1,068)
                                                 --------    --------

Cash provided by financing activities:
  Short-term bank borrowings                       28,715      38,197
  Short-term bank payments                        (29,849)    (39,009)
  Long-term debt                                    2,000        --
  Proceeds from stock options
  exercised                                           246        --
                                                 --------    --------
Net cash provided by (used for) financing
activities                                          1,112        (812)
                                                 --------    --------

Effect of exchange rates on cash                      (22)         45
                                                 --------    --------

Net decrease in cash and cash equivalents            (150)       (949)

Cash and cash equivalents at beginning of
period                                                872       1,440
                                                 --------    --------
Cash and cash equivalents at end of period       $    722    $    491
                                                 ========    ========

Supplemental Information to the
Consolidated Statement of Cash Flows
Cash paid (received) during the period for:
  Interest                                       $    349    $    552
                                                 ========    ========
  Income taxes                                   $   (615)   $    146
                                                 ========    ========

                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADJUSTMENTS

All adjustments, consisting of recurring adjustments necessary for a fair presentation of financial position and results of operations of these unaudited interim periods, have been included in the accompanying consolidated financial statements.

INVENTORIES

Inventories consist of the following (in thousands):

                       June 30, 1996     December 31, 1995         June 30, 1995
Components               $12,649             $14,127                  $16,875
Finished goods            20,219              16,151                   21,661
                         -------             -------                  -------
     Total inventories   $32,868             $30,278                  $38,536
                         =======             =======                  =======


The Company provides certain components to its contract manufacturers for inclusion in the Company's finished goods.

NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the presentation utilized in the quarter ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter were $21.5 million compared to $24.7 million for the same quarter a year earlier. Net income was $248,000, or $0.04 per share, for the second quarter ended June 30, 1996 as compared to net income of $61,000, or $0.01 per share, for the same quarter of 1995.

Net sales for the first six months of 1996 increased to $43.4 million from $43.2 million in the first six months of 1995. The Company experienced a loss for the first six months of 1996 equal to $322,000, or $0.05 per share, compared to a loss of $2.4 million, or $0.36 per share in the first six months of 1995. Included in the 1995 first half loss was a restructuring charge of $0.09 per share ($977,000 pre-tax) associated with personnel severence and facilities closures.

Net sales in the Company's Retail Businesses decreased 5.8% to $26.8 million in the first half of 1996 from $28.4 in the first half of 1995. The decrease, primarily in the second quarter, was due to a decline in the Company's Private Label Business driven by the loss of a large, but low margin customer. Excluding the Private Label decline, the Retail Business was up 6.5% in the second quarter of 1996 compared to the same period in 1995. First half of 1996 net sales in the Company's Technology Businesses (Cable, Cable OEM, OEM) were $16.7 million for a 12.3% increase over net sales of $14.8 million for the first half of 1995. For the quarter, however, the Company's Technology Business declined to $8.2 million from $8.7 million in 1996 and 1995, respectively, driven largely by the loss of an OEM customer. Despite the decline in net sales for the second quarter, the Company foresees some sales improvement in the second half of 1996.

Gross margins for the first six months of 1996, were 28.7% compared to 27.0% for the same period in 1995. Gross margins for the 1996 second quarter were 30.8% compared to 28.5% for the 1995 second quarter. During the second quarter, the decline of some of the Company's lower margin businesses and introduction of the new One For All and product lines contributed to the gross margin improvement. Gross profit margins will fluctuate due to a variety of factors, including, among other things, shifts in product mix, changes in product pricing, fluctuations in manufacturing and freight costs, and changes in customer mix.

Selling, general and administrative expenses decreased by 7.5% to $13.2 million in the first half of 1996 as compared to $14.3 million in the first half of 1995. As a percentage of sales, these expenses also decreased in the first half of 1996 to 30.4% from 33.0% in the first half of 1995. The decrease in S,G&A is due primarily to the decrease in professional legal fees and personal property taxes.

The Company recorded interest expense of approximately $344,000 related to borrowings under its revolving credit line for the first half of 1996 compared to approximately $547,000 for the first half of 1995. The decrease is the result of a lower average outstanding balance and reduced interest rate in the first half of 1996 compared to the same period in 1995.

The Company recorded an income tax benefit of approximately $583,000 for the first half of 1996 as compared to a benefit of approximately $1.4 million for the same period of 1995. The 1996 benefit includes the release of approximately $174,000 during the first quarter of 1996, in the valuation allowance created in 1994 due to uncertainties of the recoverability of certain deferred tax assets. The continuing improvement and return to profitable operations has permitted management to reevaluate the Company's position and recognize the tax benefit because management believes the related tax credits should be realized before their statutory expiration.

Backlog

As of the end of the second quarter of 1996, the Company had backlog orders of $7.9 million. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1996, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

Liquidity and Capital Resources

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided from operating activities was $1.7 million for the first half of 1996 compared to $886,000 in 1995. This improvement in cash flow is due primarily to efforts taken by management to reduce expenses, inventories and receivables.

The Company's bank credit facilities include a revolving credit line which is available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility provides the Company with borrowing availability of $22 million and bears interest equal to the bank's prime rate minus three-quarter percent. The credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At June 30, 1996, the interest rate charged on the outstanding balance of this credit line was 7.5%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock is restricted and amounts available for borrowing are reduced by the outstanding balance of the Company's import letters of credit. As of June 30, 1996, the Company had utilized approximately $5.0 million of the credit facility for the acquisition of inventory to support future sales and for other general operating purposes and had approximately $1.9 million of outstanding import letters of credit. In addition, the Company had approximately $2.0 million of the credit facility outstanding for the acquisition of and improvements to its Twinsburg, Ohio facility. This amount has been classified as long-term in the accompanying balance sheet as it is the Company's intention to secure a term loan for this amount. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first six months of 1996 and 1995 were approximately $2.8 million and $968,000, respectively. Approximately $1.7 million of 1996 first half capital expenditures were for the acquisition of the Twinsburg, Ohio facility. The balance of the 1996 and 1995 capital expenditures were primarily for new product tooling.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund its currently anticipated cash needs, however, there can be no assurances that this will occur.

               RISK FACTORS PERTAINING TO THE SECOND QUARTER 1996

The Company cautions that the following important factors, among others (including but not limited to factors mentioned from time to time in the Company's reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

DEPENDENCE UPON KEY SUPPLIERS

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's products, principally its remote control products, and certain other components used in the Company's products, from several selected sources. The Company has recently developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis or in the quantities necessary to maintain or meet the forecasted requirements. The Company generally maintains inventories of its integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

DEPENDENCE ON FOREIGN MANUFACTURING

Third-party manufacturers located in foreign countries manufacture substantially all of the Company's remote controls products. The Company's arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have a material adverse effect on the Company's business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because numerous other manufacturers are available to fulfill the Company's requirements. In addition to continuing to seek out alternative and additional third party manufacturers both domestically and abroad, the Company has recently commenced manufacturing a small amount of its remote controls in-house. Such in-house manufacturing, however, does not presently reduce its dependence on its third party manufacturers. However, the loss of any of the Company's major manufacturers could adversely affect the Company's business until alterative manufacturing arrangements are secured.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations. In addition, the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. Factors such as quarterly variations in financial results could aversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company (i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, price reductions by the Company or its competitors, mix of distribution channels through which products are sold, level of product returns, mix of products sold, component pricing, mix of international and North American revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

DEPENDENCE ON CONSUMER PREFERENCE

The Company is susceptible to fluctuations in its business based upon consumer demand for its products. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to such fluctuation in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for the Company's products.

DEPENDENCE UPON TIMELY PRODUCT INTRODUCTION

The Company's ability to remain competitive in the remote control products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, that new products such as its Finder(TM) or its universal garage door opener will achieve ongoing consumer acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

In addition, the introduction of new products which the Company may introduce in the future may require the expenditure of funds for research and development, tooling, manufacuturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

DEPENDENCE ON MAJOR CUSTOMERS

The Company's performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, and Sears and to technology oriented business such as companies doing business in the cable and telecommunications industries. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with the United Kingdom, Europe, and Australia currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer may have an adverse affect on the Company's financial condition or results of operations.

COMPETITION

The remote control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. The Company's competition is fragmented across its product lines, and accordingly, the Company does not compete with any one company across all product lines. The Company competes with a variety of entities, some of which have greater financial and other resources than the Company. The Company's ability to remain competitive in this industry depends in part on its ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis.

GENERAL ECONOMIC CONDITIONS

General economic conditions, both domestic and foreign, have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, such conditions could have an adverse effect on the Company's business. Moreover, operating its business in countries outside of the United States exposes the Company to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency are risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse affect on the Company's international operations, and consequently on the Company's business, operating results and financial condition.

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (A)      Exhibits                                                             Page
                          11.1     Statement re:  Computation of Per                             13
                          Share Earnings (filed herewith).

                 (B)      Reports on Form 8-K

                          There were no reports on Forms 8-K filed during the quarter ended June 30, 1996.

                 (C)      Exhibit 27 Financial Data Schedule                                     14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          (Registrant) Universal Electronics Inc.

Date:   August 14, 1996          /s/ David M. Gabrielsen
                                 ---------------------------------------------
                                 David M. Gabrielsen
                                 President and Chief Executive Officer

Date:   August 14, 1996          /s/ Paul Arling
                                 ---------------------------------------------
                                 Paul Arling
                                 Senior Vice President & Chief Financial Officer