Form 10-Q
period 1996-09-30
UNIVERSAL ELECTRONICS INC
filed 1996-11-14
CIK 101984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

         Yes   X                                                  No
              ---                                                     ---
              -----------------------------------------------------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Number of shares of Common Stock, $.01
         par value, outstanding at September 30, 1996                  6,366,769

--------------------------------------------------------------------------------

         THE INDEX OF EXHIBITS TO THIS QUARTERLY REPORT APPEARS ON PAGE 11

                           UNIVERSAL ELECTRONICS INC.

                                      INDEX


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

  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                        SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
                                                                           1996               1995               1995
                                                                           ----               ----               ----
                                                                         (UNAUDITED)        (AUDITED)        (UNAUDITED)
(Dollars in thousands)

Current assets:
  Cash and cash equivalents                                                  $    722          $    872          $  1,319
  Accounts receivable, net                                                     20,877            26,106            24,204
  Inventories                                                                  31,230            30,278            33,594
  Refundable income taxes                                                        --                 795                90
  Prepaid expenses                                                              4,207             2,110             2,242
  Deferred income taxes                                                         4,329             3,702             4,992
                                                                             --------          --------          --------
    Total current assets                                                       61,365            63,863            66,441


Fixed assets, net                                                               7,231             5,187             4,413


Other assets                                                                      996             1,055               892
                                                                             --------          --------          --------

   Total assets                                                              $ 69,592          $ 70,105          $ 71,746
                                                                             ========          ========          ========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility                                                  $  6,996          $  6,120          $ 10,469
  Accounts payable                                                              8,050             9,162             9,137
  Accrued income taxes                                                            134               307               156
  Accrued compensation                                                            248               756               263
  Other accrued expenses                                                        1,887             3,522             2,898
                                                                             --------          --------          --------
    Total current liabilities                                                  17,315            19,867            22,923
                                                                             --------          --------          --------

Long-term debt                                                                  4,594              --                --

Stockholders' equity:
  Capital stock                                                                    68                68                67
  Paid-in capital                                                              53,917            53,623            53,506
  Currency translation adjustment                                                 (20)               25                62
  Retained deficit                                                             (3,688)           (3,478)           (4,812)
  Cost of common stock held

    in treasury                                                                (2,594)             --                --
                                                                             --------          --------          --------
    Total stockholders'
      equity                                                                   47,683            50,238            48,823
                                                                             --------          --------          --------
    Total liabilities and
      Stockholders' equity                                                   $ 69,592          $ 70,105          $ 71,746
                                                                             ========          ========          ========



   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                         Three Months Ended                 Nine Months Ended
                                                                            September 30,                      September 30,
                                                                       1996              1995              1996              1995
                                                                       ----              ----              ----              ----
(Dollars and shares in
thousands, except per share
amounts.)

Net Sales                                                            $ 25,641          $ 30,726          $ 69,073          $ 73,966
Cost of sales                                                          18,870            21,583            49,835            53,148
                                                                     --------          --------          --------          --------
  Gross profit                                                          6,771             9,143            19,238            20,818
Selling, general and
administrative expenses                                                 6,482             6,824            19,668            21,086
Restructuring expenses                                                   --                --                --                 977
                                                                     --------          --------          --------          --------
  Operating income (loss)                                                 289             2,319              (430)           (1,245)
Interest expense                                                          213               265               557               814
Interest income                                                            (6)              (15)              (26)              (30)
Other (income) expenses, net                                              (83)              (11)             (221)             (356)
                                                                     --------          --------          --------          --------
Income (loss) before income
taxes                                                                     165             2,080              (740)           (1,673)

Income tax (expense) benefit                                              (53)             (703)              530               658
                                                                     --------          --------          --------          --------
  Net income (loss)                                                  $    112          $  1,377          $   (210)         $ (1,015)
                                                                     ========          ========          ========          ========
  Net income (loss) per share                                        $   0.02          $   0.20          $  (0.03)         $  (0.15)
                                                                     ========          ========          ========          ========
Weighted average common and
common stock equivalents
outstanding                                                             6,855            6,829              6,760             6,742
                                                                     ========          ========          ========          ========


The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended September 30,
(Dollars in Thousands)                                                                    1996              1995
                                                                                          ----              ----
Cash provided by operating activities

  Net loss                                                                             $   (210)         $ (1,015)
  Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:

    Depreciation and amortization                                                         1,192             1,000
    Deferred income taxes                                                                  (627)           (1,368)
  Changes in operating assets and liabilities:
    Receivables                                                                           5,469            (7,453)
    Inventories                                                                            (982)            9,398
    Other assets                                                                         (2,063)            3,750
    Payables and accruals                                                                (3,383)           (1,264)
    Accrued income taxes                                                                    641              (269)
                                                                                       --------          --------
Net cash provided by
operating activities                                                                         37             2,779
                                                                                       --------          --------

Cash used for investing activities:
  Acquisition of fixed assets                                                            (3,185)           (1,756)
  Trademarks                                                                               (155)             (143)
                                                                                       --------          --------
Net cash used for investing activities:                                                  (3,340)           (1,899)
                                                                                       --------          --------

Cash provided by (used for) financing activities:
  Short-term bank borrowings                                                             46,259            58,500
  Short-term bank payments                                                              (45,383)          (59,511)
  Long-term debt                                                                          4,594               (25)
  Proceeds from stock options
  exercised                                                                                 295                10
  Treasury stock purchased                                                               (2,594)
                                                                                       --------          --------
Net cash provided by (used for) financing
activities                                                                                3,171            (1,026)
                                                                                       --------          --------

Effect of exchange rates on cash                                                            (18)               25
                                                                                       --------          --------

Net decrease in cash and cash equivalents                                                  (150)             (121)

Cash and cash equivalents at beginning of
period                                                                                      872             1,440
                                                                                       --------          --------
Cash and cash equivalents at end of period                                             $    722          $  1,319
                                                                                       ========          ========

Supplemental Information to the Consolidated Statement of Cash Flows
Cash paid (received) during the period for:

  Interest                                                                             $    545          $    824
                                                                                       ========          ========
  Income taxes                                                                         $   (358)         $    537
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

INVENTORIES

Inventories consist of the following (in thousands):

                 September 30, 1996     December 31, 1995       September 30, 1995

Components             $13,273               $14,127                   $15,932
Finished goods          17,957                16,151                    17,662
                       -------               -------                   -------
Total
inventories            $31,230               $30,278                   $33,594
                       =======               =======                   =======


The Company provides certain components to its contract manufacturers for inclusion in the Company's finished goods.

Net Income Per Share
--------------------

Net income per share is computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the third quarter were $25.6 million compared to $30.7 million for the same quarter a year earlier. Net income was $112,000, or $0.02 per share, as compared to net income of $1.4 million, or $0.20 per share, for the third quarter of 1995.

Net sales for the first nine months of 1996 were $69.1 million compared to $74.0 million for the same period a year earlier. The Company experienced a loss for the first nine months of 1996 equal to $210,000, or $0.03 per share, compared to a loss of $1.0 million, or $0.15 per share in the first nine months of 1995. Included in the 1995 loss was a restructuring charge of $0.09 per share ($977,000 pre-tax) associated with personnel severance and facilities closures.

Net sales in the Company's Retail Businesses experienced 4.0% growth for the third quarter, increasing from $19.2 million last year to $20.0 million this year. Competitive pressures in the domestic One For All(R) Retail Business continued during the quarter, resulting in a sales decline of 12.3%. The other Retail Businesses, however, including Private Label, Europe and Eversafe(R), increased by 19.8% over the same period last year. Year-to-date sales for the Retail Businesses showed a 1.8% decline mainly due to the loss of a large, but low margin Private Label customer and the competitive pricing and cost pressures which the Company experiences in its domestic One For All Retail Business.

Net sales in the Company's Technology Businesses (Cable, Cable OEM, and OEM) declined from $11.6 million in the third quarter of 1995 to $5.7 million in 1996. This decline was driven largely by the absence of a large non-recurring order in the third quarter of 1995 and the loss of a major OEM customer. These factors were also the major reasons for the 15.3% year to date sales decline.

Gross margins for the third quarter declined from 29.8% last year to 26.4% this year, driven largely by changes in sales mix between our Retail and Technology Businesses and continued price competition in our the domestic Retail Business. Gross profit margins will fluctuate due to a variety of factors, including, among other things, shifts in product mix, changes in product pricing, fluctuations in manufacturing and freight costs, and changes in customer mix.

Selling, general and administrative expenses were $6.5 million for the 1996 third quarter compared with $6.8 million last year. Year-to-date, S, G, & A expenses were $19.7 for 1996 compared with $21.1 last year. The decrease is due primarily to the decrease in professional legal fees and consumer affairs costs.

The Company recorded interest expense of approximately $557,000 related to borrowings under its revolving credit line for the first nine months of 1996 compared to approximately $814,000 for the same period last year. The decrease is the result of a lower average outstanding balance and reduced interest rate in the first nine months of 1996 compared to the same period in 1995.

The Company recorded an income tax benefit of approximately $530,000 for the first nine months of 1996 as compared to a benefit of approximately $658,000 million for the same period of 1995. The 1996 benefit includes a first quarter release of approximately $174,000 in the valuation allowance of deferred tax assets created in 1994. The continuing improvement and return to profitable operations has permitted management to reevaluate the Company's position and recognize the tax benefit because management believes the related tax credits should be realized before their statutory expiration.

Backlog

As of the end of the third quarter of 1996, the Company had backlog orders of $7.6 million. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1996, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

Liquidity and Capital Resources

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided from operating activities was approximately $37,000 for the first nine months of 1996 compared to $2.8 million in 1995. The cash provided from operating activities in 1995 was primarily the result of the liquidation of excess inventories identified at the end of 1994. The Company's bank credit facilities include a revolving credit line which is available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility provides the Company with borrowing availability of $22 million and bears interest equal to the bank's prime rate minus three-quarter percent. The credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At September 30, 1996, the interest rate charged on the outstanding balance of this credit line was 7.5%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock is restricted and amounts available for borrowing are reduced by the outstanding balance of the Company's import letters of credit. As of September 30, 1996, the Company had utilized approximately $7.0 million of the credit facility for the acquisition of inventory to support future sales and for other general operating purposes and had approximately $1.3 million of outstanding import letters of credit. In addition, the Company utilized approximately $4.6 million of the outstanding credit facility for the acquisition of and improvements to its Twinsburg, Ohio facility amounting to approximately $2.0 million and approximately $2.6 million for a previously announced acquisition of treasury stock. This amount has been classified as long-term in the accompanying balance sheet. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first nine months of 1996 and 1995 were approximately $3.3 million and $1.9 million, respectively. Approximately $1.7 million of 1996 first half capital expenditures were for the acquisition of the Twinsburg, Ohio facility with the balance primarily relating to the acquisition of new product tooling. Capital expenditures for the first nine months of 1995 were primarily for new product tooling, computers, and operating software. It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund its currently anticipated cash needs, however, there can be no assurances that this will occur.

                RISK FACTORS PERTAINING TO THE THIRD QUARTER 1996

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

Dependence Upon Key Suppliers
-----------------------------

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

Dependence On Foreign Manufacturing
-----------------------------------

Third-party manufacturers located in foreign countries manufacture substantially all of the Company's remote controls products. The Company's arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have a material adverse effect on the Company's business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because numerous other manufacturers are available to fulfill the Company's requirements. In addition to continuing to seek out alternative and additional third party manufacturers both domestically and abroad, the Company has recently commenced manufacturing a small amount of its remote controls in-house. Such in-house manufacturing, however, does not presently reduce the Company's dependence on its third party manufacturers. However, the loss of any of the Company's major manufacturers could adversely affect the Company's business until alterative manufacturing arrangements are secured.

Potential Fluctuations In Quarterly Results
-------------------------------------------

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings and presentations by the Company and its competitors. In addition, historically the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. Factors such as quarterly variations in financial results could aversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company may (i) from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, price reductions by the Company or its competitors, changes in the mix of distribution channels through which products are sold, level of product returns, mix of products sold, component pricing, mix of international and North American revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Dependence On Consumer Preference
---------------------------------

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

Dependence Upon Timely Product Introduction
-------------------------------------------

The Company's ability to remain competitive in the remote control products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, that new products will achieve ongoing consumer acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

In addition, the introduction of new products which the Company may introduce in the future may require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

Dependence On Major Customers
-----------------------------

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

Competition
-----------

The remote control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. The Company's competition is fragmented across its product lines, and accordingly, the Company does not compete with any one company across all product lines. The Company competes with a variety of entities, some of which have greater financial and other resources than the Company and, in particular, the Company's competition in its domestic Retail Business comes primarily from two companies, RCA and Sony. The Company's ability to remain competitive in this industry depends in part on its ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis.

General Economic Conditions
---------------------------

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

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                                                                                                      Page
                                                                                                      ----
                 (A)      Exhibits

                          11.1     Statement re:  Computation of Per                                    13
                          Share Earnings (filed herewith).

                 (B)      Reports on Form 8-K

                          There were no reports on Forms 8-K filed during the quarter ended September 30, 1996.

                 (C)      Exhibit 27 Financial Data Schedule                                            14


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          (Registrant) Universal Electronics Inc.

Date:   November 14, 1996     \s\ David M. Gabrielsen
                              -----------------------------------------------
                              David M. Gabrielsen
                              Chairman, President and Chief Executive Officer

Date:   November 14, 1996     \s\ Paul Arling
                              --------------------------------------------------
                              Paul Arling
                              Senior Vice President and Chief Financial Officer