Form 10-K405
period 1996-12-31
UNIVERSAL ELECTRONICS INC
filed 1997-03-27
CIK 101984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM              TO                 .
                                    --------------  -----------------

                                                 COMMISSION FILE NUMBER: 0-21044

                           UNIVERSAL ELECTRONICS INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                           33-0204817
  (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

   1864 ENTERPRISE PARKWAY WEST
           TWINSBURG, OH                                       44087
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 487-1110

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)
                                ----------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant on February 28, 1997, determined using the per share closing sale price thereof on the National Market of The Nasdaq Stock Market of $5.25 on that date, was approximately $31,978,469.

         As of February 28, 1997, 6,289,308 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on May 28, 1997 are incorporated by reference into Part III of this Form 10-K.

 Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1996.

                           UNIVERSAL ELECTRONICS INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

       ITEM                                                                              PAGE
      NUMBER                                                                            NUMBER
      ------                                                                            ------
                                     PART I

        1           Business                                                               1

        2           Properties                                                             7

        3           Legal Proceedings                                                      7

        4           Submission of Matters to a Vote of Security Holders                    9

                                    PART II

        5           Market for Registrant's Common Stock and Related                      11
                    Stockholder Matters

        6           Selected Consolidated Financial Data                                  12

        7           Management's Discussion and Analysis of Financial                     13
                    Condition and Results of Operations

        8           Financial Statements and Supplementary Data                           17

        9           Changes in and Disagreements with Accountants on                      33
                    Accounting and Financial Disclosure

                                    PART III

        10          Directors and Executive Officers of the Registrant                    34

        11          Executive Compensation                                                34

        12          Security Ownership of Certain Beneficial Owners                       34
                    and Management

        13          Certain Relationships and Related Transactions                        34

                                    PART IV

        14          Exhibits, Financial Statement Schedules and Reports                   35
                    on Form 8-K

                    Signatures                                                            36

                    Exhibit Index                                                         38


                                     PART I

ITEM 1.           BUSINESS

                     BUSINESS OF UNIVERSAL ELECTRONICS INC.

         Universal Electronics Inc. was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices of the Company are located at 1864 Enterprise Parkway West, Twinsburg, Ohio 44087, and its telephone number is (216) 487-1110. As used herein, the terms "Universal" and the "Company" refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.

         Universal develops and markets easy-to-use, preprogrammed universal remote controls principally for home video and audio entertainment equipment. The Company sells its remote control products domestically and internationally under the One For All(R) brand name. The Company also sells its remote control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcast industry. The Company also develops and markets a line of home safety and automation products under the Eversafe(R) brand name. Sales of home safety and automation products have been primarily focused on the domestic retail hardware, food and drug, and mass marketing distribution channels.

                          GENERAL BUSINESS INFORMATION

         Universal has developed a broad line of easy-to-use, preprogrammed universal remote control products which are marketed principally for home video and audio entertainment equipment through various channels of distribution, including domestic retailers, international retailers, private label customers, OEMs, cable operators and others in the subscription broadcast industry. The Company's remote controls, capable of controlling from one to eight video and audio devices, are purchased primarily by consumers who seek to replace lost or broken remotes or to eliminate multiple remotes. The Company believes that its universal remote controls can operate virtually all infrared remote controlled TVS, VCRs, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

         The Company believes its remote control products incorporate certain significant technological advantages. First, the Company has compiled an extensive library of over 60,000 infrared codes, which the Company believes is larger than any other existing library of infrared codes for the operation of home video and audio devices sold worldwide. The Company's library is updated on a daily basis to add infrared codes used in newly introduced video and audio devices. Second, the Company's proprietary software and know-how permit infrared codes to be compressed before being loaded into a Read Only Memory ("ROM"), Random Access Memory ("RAM") or an electronically erasable ROM ("E2") chip. This provides significant cost and space efficiencies that enable the Company to include more codes in the limited memory space of the chip than are included in similarly priced products of competitors. Third, the Company has developed a patented technology that provides the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. This technology utilizes both RAM and E2 chip technologies.

                                    PRODUCTS

Universal Remote Controls

         The Company's family of universal remote controls covers a broad spectrum of suggested prices and performance capabilities. The Company sells its remote controls through a number of retailers and service centers under the One For All brand name and to cable operators under the Uniwand(R) brand name.

In addition, the Company sells customized products to retailers, consumer electronic accessory suppliers, private label customers, OEMs, cable operators, and others in the subscription broadcast industry for resale under their respective brand names. Under the One For All brand name, the Company markets remote controls capable of controlling from one to eight video and audio devices, including, but not limited to, TVs, VCRs, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, and surround sound systems.

         Each of the Company's remotes is designed to simplify the use of video and audio devices. To appeal to the mass market, the number of buttons are minimized to include only the most popular functions. The Company's universal remotes are also designed for ease of initial set-up. For most of the Company products, the consumer simply inputs a three-digit code for each video or audio device to be controlled. Each remote contains either a RAM, a ROM, or a combination of ROM and E2 chips. The RAM and the ROM and E2 combination products allow the remote to be upgraded with additional codes.

         The Company introduced its first product, the One For All, in 1987. In the United States and European markets, One For All brand name products accounted for 57.3%, 49.5%, and 56.5% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively.

         The One For All product line also includes an "upgradable" line of remote control products. These products are capable of controlling five to eight video and audio devices. Each of these products utilizes the Company's E2 technology, contains the Company's patented upgrade technology and, as a result of other improvements, retains memory while changing batteries which eliminates the inconvenience experienced by consumers of having to set-up the remote control each time the batteries are changed.

         In the private label, OEM and subscription broadcast markets, the Company sells its universal remote controls and proprietary technologies to consumer electronic accessory suppliers and selected retailers for resale under their respective brand names. The line of products the Company sells under private label and to OEMs is similar in breadth to the One For All line. By providing its remote control technology in many forms, including finished remote control products, integrated circuits, or custom software packages, the Company can meet the needs of these customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate the Company's technology. This line includes a product which enhances the features of electronic program guides by enabling consumers to record programs for future viewing after identifying their selection in the electronic program guide.

         The Company also offers a variety of remote control products designed for the cable industry, which are sold to multiple system operators ("MSOs") under the Uniwand(R) brand name and under private labels. These remotes include the features important to cable operators and are customized to include the cable operators' brand names and logos as well as special dedicated tune-in keys for selected premium channels such as HBO(R), Showtime(R) and Encore(R). Such keys provide the cable operator the added value of built-in advertising for continued use of the subscription channels.

New Universal Remote Control Products

         During 1996, the Company focused its efforts on improving the consumer appeal and competitiveness of its products by redesigning its product line to feature sleek new body styles, streamlined keypad layouts and advanced features in response to newly developed technologies and audio and video devices. These new products, developed to meet the specifications and needs of all of its customers including retail, private label, OEM, and cable, were introduced during the second and third quarters of 1996 and are intended to replace the Big Easy product line. In addition, the Company incorporated its advanced radio frequency technology, called The Finder(TM), into one of these new five device remote controls. This technology allows the user to locate the remote control at the push of a button.

Home Safety and Automation Products

         Throughout 1996, the Company continued efforts to revamp its home safety and automation product line and continued to focus its sales efforts to the retail hardware, food and drug, and mass-marketing distribution channels. During the year, the Company introduced a universal garage door opener which utilizes RF technology and is targeted to those consumers needing to replace a lost or broken garage door opener.

                           DISTRIBUTION AND CUSTOMERS

         The Company's products are sold to a wide variety of customers in numerous distribution channels. In the United States, its products are sold to retailers and service centers under the One For All brand name. Internationally, the Company sells remotes under the One For All brand name to retailers and to other customers under private labels through its foreign subsidiaries and distributors. The Company also sells private label remote controls to consumer electronics accessory manufacturers and selected retailers for resale under their respective brand names. In addition, the Company sells remote control products and its proprietary technologies to OEMs for packaging with their products. The Company also sells its products under the Uniwand brand name, as well as customized remotes, to cable operators for sale or rental to their subscribers. The Eversafe line of products is sold to retailers in the United States such as hardware cooperatives, mass merchandisers, and home centers.

         For the year ended December 31, 1996, sales to Wal-Mart and Radio Shack accounted for approximately 12.4% and 10.6%, respectively, of the Company's net sales for the year. While management considers the Company's relationships with each of its customers to be good, the loss of any one key customer could have a material adverse effect on the Company's results of operations. The Company does not have long-term purchase contracts with any of its customers and most of the Company's customers operate on a purchase order basis.

United States Retail

         During 1996, the Company continued its strategy to increase the number of different One For All products carried by its retail customers. The Company also developed and implemented unique promotions for each retailer to enable them to differentiate the One For All products carried in their stores. Prior to 1995, the Company utilized its own employees to effect the sales of its One For All branded products to retailers in the United States. As a part of its restructuring in 1995, the Company replaced most of its employee retail sales force with third-party sales representatives.

International Retail

         Throughout 1996, the Company continued its sales and marketing efforts in Australia, Canada, Mexico and selected countries in Europe, East Asia and South America. As part of these efforts, the Company has two foreign subsidiaries, One For All B.V., a Netherlands company, and One For All GmbH, established in Germany. During 1996, the operations of One For All (UK) Ltd., a third subsidiary, established in the United Kingdom were substantially reduced and the Company began using a third party distributor in the United Kingdom in an effort to reduce costs and expand distribution. In addition to these subsidiaries, the Company utilizes third party distributors in various European and South American countries and in Mexico and Canada.

Private Label

         As a supplier of technology to private label customers, the Company is able to achieve greater distribution of its proprietary technology in the retail market, both by distributing to additional retail outlets and by obtaining further penetration in certain retail outlets also selling the Company's branded products.

During 1996, the Company continued efforts to improve product cycles and planning to better meet the needs of its customers.

Cable

         During 1996, the Company provided MSOs with customized remote controls to complement services offered to their customers, such as the interactive electronic programming guide. The Company also sells its remotes to manufacturers of cable converters for resale with their products. The Company is continuing to expand its marketing efforts to other MSOs providing cable services in Canada, in Australia and throughout Europe. In addition, the Company will focus on improving the manufacturing process to more efficiently and timely provide products to these cable customers.

OEM

         During 1996, the Company continued pursuing a further penetration of the OEM market in the Far East and Europe. Since 1993, the Company has been working with a major Japanese supplier of dedicated remote controls to large consumer electronics manufacturers, which the Company believes has enabled it to reach a much larger audience of OEM customers with whom the Company does business.

                          CONSUMER SERVICE AND SUPPORT

         Throughout 1996, the Company continued its strategy to review its customer support program. In 1996, the Company continued to include clearly written user instruction guides and a limited 90-day warranty with all product offerings. The Company, however, modified its service "help line" such that the majority of calls received are directed through its automated "conversant" system. Live agent help is still available in certain circumstances. Furthermore, the Company discontinued its "Double Your Money Back Guarantee" on new product offerings in 1996. In 1997, the Company will continue to review these programs to determine their value in enhancing and improving the sales of the Company's products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added.

                    RAW MATERIALS AND DEPENDENCE ON SUPPLIERS

         The Company utilizes third-party manufacturers in the Far East, Mexico and the United States to produce its remote controls and home safety and automation products. Kimex Electronics, Limited ("Kimex"), located in the Republic of Korea, manufactured approximately 29%, 34% and 20%of the Company's remote control products during 1996, 1995 and 1994, respectively. The Company has agreed in principle to exchange 24,000 shares of its Common Stock for a 15% equity interest in Kimex. The majority of Kimex's business is the manufacturing of the Company's products.

         A manufacturer located in the People's Republic of China produced approximately 16%, 52% and 60% of the Company's remote control products during 1996, 1995 and 1994, respectively.

         With the introduction of the new product line in 1996, the Company began a program of diversification of suppliers and maintenance of duplicate tooling for its products. This program has allowed the Company to stabilize its source for products and negotiate more favorable terms with its suppliers.

         The Company generally uses standard parts and components, which are available from multiple sources. The Company has, since 1994, attempted to reduce its dependence on one supplier of integrated circuit chips for the purpose of reducing the potential for manufacturing and shipping delays and the need to maintain additional inventory of these component parts as safety stock by purchasing some of its chips from a variety of sources. However, the Company is still heavily dependent on one supplier of integrated circuit chips.

                       PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company owns a number of United States and foreign patents relating to its products and technology and has filed applications for other patents that are pending and has obtained copyright registration for various of its proprietary software and libraries of infrared codes. The lives of the Company's patents will continue for a variety of terms ranging from ten to 15 years. While the Company follows the practice of obtaining patents or copyright registration on new developments whenever advisable, in certain cases, the Company has elected common law trade secret protection in lieu of obtaining such protection. In the Company's opinion, engineering and production skills and experience are of more importance to its market position than are patents and copyrights. The Company further believes that none of its business is dependent to any material extent upon any single patent or trade secret or group of patents or trade secrets. The names of most of the Company's products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging from ten to 20 years, which terms are renewable as long as the trademarks continue to be used. Management regularly renews those registrations deemed by them to be important to the Company's operations.

                                   SEASONALITY

         The majority of the Company's sales are to retailers either directly under its One For All brand name or indirectly through its private label and OEM customers. The Company has, accordingly, experienced stronger demand for its products in the third and fourth calendar quarters than in the first half of the year as retailers purchase remote controls prior to the holiday selling season. Retail, private label and to a lesser degree OEM customers generally commit to carry new and existing products for the year in the first and second quarters and initial manufacturing and deliveries take place in the second and third quarters. Generally, sales to private label customers peak in the third quarter and branded product sales to retailers peak in the fourth quarter. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-NOTE 16" for further details regarding the quarterly results of the Company.

                                     BACKLOG

         As of December 31, 1996, the Company had backlog orders representing approximately $14.7 million in net sales. This reflects an increase in backlog orders of approximately 38.5% since December 31, 1995, when the Company had backlog orders representing approximately $10.6 million in net sales. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1997, there can be no assurance that such orders will be shipped. The Company believes that backlog is not a meaningful indicator of its future performance.

                                   COMPETITION

         The Company's principal competitors in the retail and private label markets for universal remote controls are currently RCA and Sony. The Company's principal competitors in the OEM market are the original equipment manufacturers themselves. The market for home safety and automation devices is fragmented, consisting of a few large and many small competitors operating in relatively small markets. The Company has a small share of the home safety and automation market. The Company competes in its markets on the basis of product quality, product features, price, and customer and consumer support. The Company believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of the Company's competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that the Company will remain competitive in the future.

                      ENGINEERING, RESEARCH AND DEVELOPMENT

         During 1996, the Company's engineering efforts focused on modifying existing products and technology to improve their features and lower their costs, and to develop measures to protect the Company's proprietary technology and general know-how. In addition to taking steps in an attempt to control costs through the more efficient carrying out of its activities and systematizing its operations, the Company continued to update its library of infrared codes daily to include codes for features and devices newly introduced both in the United States and internationally and for uncommon devices. New infrared codes are identified by the Company through many of its activities. The Company also continually explores ways to improve its software to preprogram more codes into its memory chips and to ease the upgrading of its remote control products.

         Also during 1996, the Company's research and development efforts continued to focus on the development of new and innovative remotes with enhanced capabilities, as well as new applications of remote control technology. Work on new applications to be used within the information superhighway continued as the Company increased the number of customers with whom it worked in this area.

         The Company is also exploring various opportunities to supply remote controls for the operation of additional electronic and other devices in the home using infrared signals, as well as combinations of infrared signals, radio frequencies, household electrical circuits and telephone lines. Company personnel are actively involved with the Electronic Industries Association and the International Electrotechnical Commission, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of the Company's research and development projects will be successfully completed.

         The Company's engineering, research and development facility, which moved to Cypress, California in March 1997, had approximately 54 full-time employees at December 31, 1996. The Company's expenditures on engineering, research and development in 1996, 1995 and 1994 were $2.6 million, $2.3 million, and $3.4 million, respectively, of which approximately $288,000, $268,000, and $461,000, respectively, were for research and development.

                              ENVIRONMENTAL MATTERS

         The Company believes it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During the years ended December 31, 1996, 1995 and 1994, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company's earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a material adverse effect upon the capital expenditures, earnings or financial condition of the Company.

                                    EMPLOYEES

         At December 31, 1996, the Company employed approximately 254 employees, of whom 54 were in engineering, research and development, 34 in sales and marketing, 61 in consumer service and support, 83 in operations and warehousing and 22 in executive and administrative staff. None of the Company's employees is subject to a collective bargaining agreement or is represented by a union. The Company considers its employee relations to be good.

                               FOREIGN OPERATIONS

        Financial information relating to the Company's foreign operations for the years ended December 31, 1996, 1995 and 1994, is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-NOTE 13".

                               1995 RESTRUCTURING

         In January 1995, the Company restructured the way in which its domestic retail sales are made. In the first quarter of 1995, the Company began phasing out most of its employee retail sales force and began utilizing third party sales representatives to effect the sale of the Company's branded remote control products to retailers throughout the United States. Each of the sales representatives was assigned a given territory and was asked to sign an agreement which set forth the terms and conditions of appointment. The Company believes that the terms and conditions of such agreements were standard for the industry. The terminated employees received a severance package which included a combination of salary, commission when applicable, and all employee benefits received during the normal course of employment for a period of time ranging from one to four months based on years of service. In addition, the Board of Directors of the Company replaced the President and Chief Executive Officers on January 24, 1995. The former President and Chief Executive Officer's severance package included a combination of salary and all employee benefits received during the normal course of employment until December 31, 1995. As a result of this restructuring, the Company recorded a pre-tax charge of approximately $977,000 to net income in the first quarter of 1995.

ITEM 2.           PROPERTIES

         The Company's headquarters, which was purchased in February 1996, is located in Twinsburg, Ohio. The Company utilizes the following office and warehouse facilities:

                                                              Square
Location                   Purpose or Use                      Feet      Status
--------                   --------------                      ----      ------
Twinsburg, Ohio            Corporate headquarters and         57,600     Owned
                           warehouse

Cypress, California        Engineering, research and          30,768     Leased, expires
                           development                                   December 31, 1998

Enschede,                  European headquarters and          10,000     Leased, expires upon
Netherlands                consumer support                              6 months notice


         In March 1997, the Company entered into a sublease for its engineering, research and development facilities to replace the facilities located in Anaheim, California. The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-NOTE 10" for additional information regarding the Company's obligations under leases.

ITEM 3.           LEGAL PROCEEDINGS

         On November 22, 1993, the Company filed an action against the United States, Universal Electronics Inc. v. The United States, Case No. 93-11-00740, with the United States Court of International Trade seeking a ruling regarding the correct classification under the United States Harmonized Tariff Schedule with respect to duties levied in connection with the importation of certain of the Company's multi-brand remote control products. Trial was completed in the second week of January 1996 and on March 7, 1996, judgment was entered for the United States. On April 30, 1996, the Company filed an appeal with the United States Court of Appeals for the Federal Circuit and oral argument was heard on January 7, 1997. A decision is expected sometime in the second or third quarter of 1997. Throughout this litigation (including the pendency of the appeal), the Company has been paying duties at the higher rate claimed by the government.

         On July 26, 1995, an ex-employee, Robert D. Gordon, filed suit against the Company and two of its employees in the Court of Common Pleas in Summit County, Ohio, Robert D. Gordon v. Universal Electronics Inc., et. al., Case No. CV 95 07 2602, alleging age discrimination in employment, wrongful discharge and conspiracy to discriminate. On August 6, 1996, the Company's Motion for Summary Judgment was granted. In September 1996, Gordon filed a notice of appeal in the Court of Appeals, Ninth Appellate District, Summit County, Ohio. Briefing is in the process of being completed and filed. The Company will continue to vigorously defend against the appeal.

         On December 20, 1995, Jasco Products Co., Inc. filed a breach of contract action against the Company in the U.S. District Court for the Western District of Oklahoma, Jasco Products Co., Inc. v. Universal Electronics Inc., Case No. CIV-95-1988T, alleging that the Company is in breach of warranties with respect to product delivered by the Company, has failed to return certain tooling and must continue providing telephonic customer support. On January 5, 1996, the Company filed a breach of contract action against Jasco Products Co., Inc. in the U.S. District Court for the Northern District of Ohio, Universal Electronics Inc. v. Jasco Products Co., Inc., Case No. 5:96CV0029, alleging that Jasco has failed to pay for product delivered to and received by them. In the first quarter of 1996, these two cases were consolidated, with the Ohio matter being transferred to Oklahoma. In January 1997, the Company amended its complaint against Jasco by adding allegations that Jasco defrauded the Company in connection with and in addition to breaching its agreement with the Company. Throughout this litigation, the Company has vigorously denied liability. Jasco has admitted owing monies to the Company, but it seeks to offset these amounts against amounts which it believes to be owed it by the Company.

         On August 7, 1996, Sentry Switch Inc. filed suit against the Company in the Court of Common Pleas, Hamilton County, Ohio, Sentry Switch Inc. v. Universal Electronics Inc., Case No. A 96-04394, alleging that the Company has failed to pay for product delivered to and received by the Company. The Company filed its answer denying these claims and will vigorously defend against them.

         As is typical in the Company's industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against the Company in potential or pending litigation, would not have a material adverse effect on the Company's financial condition or results of operations. Moreover, management believes that the Company's products do not infringe any third parties' patent or other intellectual property rights.

         The Company maintains directors' and officers' liability insurance which insures individual directors and officers of the Company against certain claims such as those alleged in the above lawsuits, as well as attorney's fees and related expenses incurred in connection with the defense of such claims.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT*

         The following table sets forth certain information concerning the executive officers of the Company as of February 28, 1997.

               NAME                          AGE                POSITION
               ----                          ---                --------

         Paul D. Arling                      34        Senior Vice President, Chief Financial Officer

         Richard A. Firehammer, Jr.          39        General Counsel and Secretary

         David M. Gabrielsen                 39        Chairman, President and Chief Executive Officer

         Mark S. Kopaskie                    39        Executive Vice President and Chief Operating Officer

         Dennis P. Mansour                   44        Corporate Controller

                                             -------------------

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         Paul D. Arling has been Senior Vice President and Chief Financial Officer of the Company since May 1996. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products) with the most recent being Acting Chief Financial Officer. Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a B.S. degree from the University of Pennsylvania in 1985 and an MBA from the Wharton School of the University of Pennsylvania in 1992.

         Richard A. Firehammer, Jr., Esq. has been General Counsel of the Company since October 1993 and Secretary since February 1994. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm, Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He is admitted to the Bars in the State of Illinois and the State of Ohio. Mr. Firehammer is also a certified public accountant. He received a B.S. degree from Indiana University and a J.D. degree from Whittier College School of Law.

         David M. Gabrielsen has been President and Chief Executive Officer of the Company since January 1995, and prior to that, he served as the Company's Executive Vice President and Chief Operating Officer, a position he assumed upon joining the Company in December 1994. From 1989 to December 1994, Mr. Gabrielsen served in various capacities at Mr. Coffee, Inc. (a manufacturer of home coffee and tea makers and filters), including Executive Vice President and Chief Operating Officer. He received a BBA degree from Siena College.

         Mark S. Kopaskie has been Executive Vice President and Chief Operating Officer of the Company since December 1995 and prior to that, he served as the Company's Senior Vice President of Operations, a position he assumed upon joining the Company in February 1995. From December 1991 to January 1995, Mr. Kopaskie served in various capacities at Mr. Coffee, Inc., most recently as its Senior Vice President, Operations. From March 1990 to November 1991 he served as a Principal and President and

Chief Executive Officer of Morrison Industries, L.P. (a manufacturer and distributor of truck parts). From 1984 to February 1990, Mr. Kopaskie was a Project Manager for OC Birdair (a specialty construction joint venture between Owens Corning Fiberglass Corp. and Chemical Fabrics Corporation). He received a B.S. degree from Clarkson University.

         Dennis P. Mansour, CPA has been the Corporate Controller of the Company since August, 1995. From July 1990 to July 1995, he served as Corporate Controller and Treasurer of HMI Industries, Inc. (a manufacturer of consumer floor care products) Prior to joining HMI, Mr. Mansour was with Coopers & Lybrand, certified public accountants, in various capacities. Mr. Mansour received a BBA degree from the University of Michigan.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock trades on the National Market of The Nasdaq Stock Market under the symbol "UEIC".

         The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Company's common stock, as reported on the National Market of The Nasdaq Stock Market:

                                           1996                                       1995
                             ---------------------------------         -----------------------------------
                                  High                 Low                 HIGH                  LOW
                             --------------         ----------         -------------        --------------
First Quarter                   $11-3/4              $7-3/8                $5-1/4                $3-7/8
Second Quarter                       12               9-3/8                 7-5/8                     4
Third Quarter                    11-1/2               5-7/8                 8-1/4                 6-7/8
Fourth Quarter                    6-1/4               5-3/8                 8-1/8                     7


         Stockholders of record on December 31, 1996 numbered 277.

         The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. In addition, the terms of the Company's revolving credit facility limit the Company's ability to pay cash dividends on its common stock. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-NOTE 5."

ITEM 6.                             SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,

                                            1996             1995             1994             1993             1992
                                           ------           ------           ------           ------           ------
                                                                      (in thousands, except per share data)


Net sales                                 $ 98,589       $   105,090      $   95,939       $   89,001         $   50,764

Operating income (loss)                   $ (4,098)      $     1,179      $  (18,232)      $    7,673         $    5,362

Net income (loss)                         $ (2,295)      $       320      $  (12,833)      $    4,899         $    2,623

Net income (loss) per share               $  (0.34)      $      0.05      $    (1.91)      $     0.83         $     0.74

Weighted average common                      6,661             6,778           6,708            5,884              3,186
 stock and common stock                   ========       ===========      ==========       ==========         ==========
 equivalents outstanding

Unit sales                                  15,093            15,612          12,732            7,932              3,905

Selling, General and Administrative           29.0%             27.3%           36.3%            33.9%              34.5%
 as a percent of sales

Gross margin                                  24.9%             29.3%           17.3%            42.5%              45.1%

Net income to sales                           (2.3%)             .30%          (13.4%)            5.5%               4.7%

Return on average assets                      (3.5%)             0.4%          (17.1%)            9.8%              14.7%

Working capital                           $ 36,515       $    43,996      $   45,433       $   60,433         $    5,368

Ratio of current assets to liabilities         4.4               3.2             2.8              6.1                1.3

Total assets                              $ 59,451       $    70,105      $   75,270       $   74,863         $   24,901

Long-term debt                            $  3,183                 -               -                -                  -

Stockholders' equity                      $ 45,627       $    50,238      $   49,803       $   62,831         $    6,623

Book value per share                      $   7.16       $      7.44      $     7.39       $     9.47         $     2.31

Ratio of liabilities to liabilities and       23.3%             28.3%           33.8%            16.1%              73.4%
 stockholders' equity

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated.

                                                              Year Ended December 31,
                                                  ---------------------------------------------
                                                    1996               1995               1994
                                                  ---------------------------------------------

Net sales                                          100.0%             100.0%             100.0%

Cost of sales                                       74.0               70.7               70.5

Inventory write-down                                 1.1                --                12.2
                                                  ---------------------------------------------
     Gross profit                                   24.9               29.3               17.3

Total operating and administrative expenses         29.0               27.3               36.3

Restructuring expense                                --                 0.9                 --

                                                  ---------------------------------------------
     Operating income (loss)                        (4.1)               1.1              (19.0)

Interest expense (income)                            0.8                1.0                1.0

Other expense (income)                              (0.3)              (0.4)              (0.1)

                                                  ---------------------------------------------
     Income (loss) before income taxes              (4.6)               0.5              (19.9)

Provision (benefit) for income taxes                (2.3)               0.2               (6.5)

                                                  ---------------------------------------------
     Net income (loss)                              (2.3)%              0.3%             (13.4)%

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Net sales in 1996 were $98.6 million compared to $105.1 million 1995. During 1996, sales of branded remote control products in the United States accounted for approximately 34.3% of total sales compared to 33.3% in 1995. Revenues for sales of domestic cable and OEM products were approximately 29.4% of total revenues for 1996, compared to 36.1% in 1995. Private label sales during 1996 were approximately 10.7% and 10.6% in 1996 and 1995, respectively. International sales accounted for approximately 23.0% of the total 1996 revenues compared to 17.7% in 1995. Revenues generated from Eversafe products accounted for approximately 2.6% of total 1996 revenues compared to 2.3% in 1995. The decrease in sales of cable and OEM products as a percentage of total net sales was primarily due to the anticipated loss of two customers in the first quarter of the year and a delay in the introduction of the new line of cable remotes until the fourth quarter of 1996. Competitive and consumer pricing pressures throughout 1996 resulted in modest increases for the domestic branded remote revenues. The international revenues improved both from volume increases as well as changes in product mix towards the higher-end remotes with expanded features and higher average selling prices.

         Domestic net unit sales of all remote control products decreased 5.5% when compared to 1995 and represented 86.6% of 1996 net unit sales. This decrease was a result of a decrease in the cable and

OEM unit sales which were down by 11.5% due to the loss of the two customers as was discussed in the preceding paragraph. International unit sales in 1996 increased by 17.0% compared to 1995 and amounted to 11.2% of the total unit sales. The increase in international unit sales primarily reflects an increase in product category awareness. Unit sales for Eversafe products during 1996 were approximately the same as in 1995.

          As expected, the Company's average domestic retail sales price decreased in 1996 primarily due to consumer demand for lower-priced remote controls, competitive pressures and the sales of lower-priced products that were subject to the 1994 write-down of slow moving inventory. Additionally, with the introduction of the new line of One for All branded remotes in June, special programs were developed to sell off the remaining inventories of the older products. The majority of the slow moving inventory subject to the 1994 write-down has now been disposed of and the Company believes the balance should be sold off during 1997.

         The Company's gross profit margin in 1996 was 24.9% compared to a gross margin of 29.3% in 1995. Approximately 25% of the decrease was a result of a pre-tax charge of $1.1 million associated with the write-down of certain microprocessors used in the One for All branded products. The Company decided to record the write-down after one of its key suppliers announced in December that a new line of lower cost and more efficient chips would be introduced in the third or fourth quarter of 1997. The disposition of slow moving inventory at little or no gross profit margin and the low margin special programs also contributed to the overall decrease in gross profit margin as compared to 1995. In addition to the factors discussed here, gross profit margin is affected by many factors including, among other things, competitive market pressures, shifts in product mix, fluctuations in manufacturing and freight costs, changes in customer mix and aggressive consumer promotions.

         Selling, general and administrative expenses during 1996, excluding the 1995 first quarter restructuring charge of $977,000, remained unchanged as compared to 1995 when as a percentage of sales, selling, general and administrative expenses increased to 29.0% in 1996 from 27.3% in 1995. The increase as a percent of sales is principally due to the lower net sales for the year. Advertising expenses increased by approximately $1.1 million which were offset by cost reductions for legal expenses, rent and property taxes. Beginning in January 1995, the Company began a restructuring by phasing out its retail sales force and utilizing third party sales representatives to effect the sale of the Company's branded remote control products to retailers throughout the United States.

         Interest expense decreased by $282,000 in 1996 to $768,000. This decrease is due to reduced borrowing under the Company's revolving letter agreement and the lower interest rate in effect for the year as a result of the new credit agreement entered into in November 1995. The Company recorded interest income of approximately $44,000 and $40,000 in 1996 and 1995, respectively.

         The Company had an effective income tax rate for 1996 of 50.0%. This rate exceeded the 34% United States statutory rate as a result of the recognition of previously unrecorded deferred state income taxes and federal research and development tax credits.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Net sales in 1995 increased by 9.5% to $105.1 million from $95.9 million in 1994. The increase resulted primarily from a 22.6% increase in unit sales of remote control products over 1994. Of the Company's $105.1 million of net sales in 1995, sales of branded remote control products in the United States accounted for approximately 33.3% compared to 40.0% in 1994; cable and OEM sales in the United States accounted for approximately 36.1% of sales compared to 23.4% in 1994; private label sales were approximately 10.6% of sales compared to 13.6% in 1994; international sales accounted for approximately 17.7% compared to 19.1% in 1994; and sales of Eversafe products accounted for approximately 2.3% compared to 3.9% in 1994. The decrease in sales of domestic branded remote control products as a percentage of net sales was primarily due to competitive and consumer pricing pressures throughout the year and increases in private label, cable and OEM sales.

         Domestic unit sales of all remote control products increased 27.1% compared to 1994 and represented 90.7% of 1995 net sales, while 1995 international unit sales decreased by 9.1% compared to 1994. The increase domestically primarily reflects an increase in product category awareness.

          As expected, the Company's average sales price decreased in 1995 primarily due to consumer demand for lower-priced remote controls, competitive pressures and the sales of lower-priced products that were subject to the 1994 write-down of slow moving inventory. Approximately 85% of the slow moving inventory subject to the write-down was sold in 1995. The sales of these products improved the Company's cash position, however, the overall gross margin was negatively impacted by approximately $1.4 million.

         The Company's gross profit margin in 1995 was 29.3% compared to a pre-inventory write-down gross margin of 31.4% in 1994. Most of the decrease resulted from the disposition of the slow moving inventory at little or no gross profit margin. In addition to the above, gross profit margin is affected by many factors including, among other things, competitive market pressures, shifts in product mix, fluctuations in manufacturing and freight costs, changes in customer mix and aggressive consumer promotions.

         Selling, general and administrative expenses decreased by 17.7% to $28.7 million in 1995 from $34.8 million in 1994. As a percentage of sales, selling, general and administrative expenses decreased to 27.3% in 1995 from 36.3% in 1994. The decrease primarily resulted from significant reductions in advertising expenditures and from restructuring of the Company's sales force and the consolidation of the Company's operating locations in the United States. Beginning in January 1995, the Company began to phase out its retail sales force and utilized third party sales representatives to effect the sale of the Company's branded remote control products to retailers throughout the United States. As a result of this restructuring, the Company's 1995 operating results include a charge of $977,000.

         The Company recorded $1.0 million of interest expense for each of 1995 and 1994, primarily as a result of revolving line of credit borrowing made to fund its operating and working capital needs. The Company recorded interest income of approximately $40,000 and $70,000 in 1995 and 1994, respectively.

         During 1995, the Company recorded other income of approximately $376,000 compared to other income of approximately $28,000 in 1994. The increase is due to favorable litigation settlements.

         The Company had an effective income tax rate for 1995 of 41.4%. This rate exceeded the 34% United States statutory rate as a result of state and local income taxes, the effect of which was partially offset by the effect of foreign income taxes at lower rates.

                         LIQUIDITY AND CAPITAL RESOURCES

         During 1995, the Company entered into a $22 million revolving credit agreement with The Provident Bank. The interest rate on this credit agreement, which expires April 30, 1998, was The Provident Bank's prime rate (8.25% at December 31, 1996) minus three-quarter percent. In January 1997, this credit agreement was amended for the second time by modifying some of the financial covenants and adjusting the interest rate at which the Company borrows under the credit equal to the bank's prime rate plus one-quarter percent. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants, restrictions on repurchase of Common Stock and other restrictions. Further, amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. The Company pays a commitment fee of a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. The revolving credit facility is secured by a pledge of the Company's accounts receivable, inventory, equipment, and general intangibles as collateral. At December 31, 1996 the Company's borrowing under this revolving credit facility approximated $3.2 million. The Company believes that the amount available to it under this revolving credit facility should be sufficient to meet the planned operating needs of the Company during 1997.

         Cash provided from operating activities was $8.6 million for 1996 compared to $7.7 million in 1995 and cash used for operating activities of $13.4 million in 1994. In 1996, the primary contributors to the improved cash position were decreases in accounts receivable of approximately $6.2 million and inventories of approximately $7.9 million. During 1996, trade payables and accrued expenses were reduced by approximately $3.3 million and the short-term portion of the Company's line of credit was reduced by $6.1 million. The long-term portion outstanding on the Company's line of credit is the result of approximately $2.0 million in financing for the February 1996 purchase of the Company's facility in Ohio, and the previously announced third quarter open market purchase of the Company's common shares for approximately $2.6 million.

         Capital expenditures in 1996, 1995 and 1994 were approximately $3.4 million, $2.8 million, and $2.5 million, respectively. The Company has currently budgeted approximately $2.3 million in capital expenditures for 1997.

         The Company's working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 1996, the Company had $36.5 million of working capital compared to $44.0 million at December 31, 1995. The reduction in working capital is principally due to the decreases discussed above. The Company believes that internally generated cash, continued savings through the Company's restructuring efforts and funds available from its borrowing capacity will be sufficient to fund current business operations as well as anticipated growth at least through the end of 1997.

                                     OUTLOOK

         The Company's focus in 1997 is to continue to seek ways to increase its customer base worldwide, particularly in the areas of subscription broadcasting (including cable and cable OEM customers) and its international retail business. In addition, the Company will increase its focus on creating new applications for its proprietary and/or patented technologies in the consumer electronics OEM market, home safety and security market and computer/internet control markets.

         The Company will also continue in 1997 to control its overall cost of doing business. Management believes that through product design changes and its purchasing efforts, improvements in the Company's gross margins and efficiencies in its selling, general and administrative expenses can be accomplished. Management believes the Company's overall gross profit margins should also improve once the Company has sold through its slow moving inventory, which the Company expects to accomplish during 1997, although the Company makes no assurances that this will occur.

         In addition, during 1997, management will continue to pursue its overall strategy of seeking out ways to operate all aspects of the Company more profitably, including most notably, the Company's U.S. retail business. This strategy will include looking at acceptable divestiture plans, acquisition targets and strategic partnership opportunities.

         While management believes that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including continued acceptance of the Company's technology and products, the impact of competitive pressures, including products and pricing, locating and finalizing acceptable divestiture plans, acquisition targets and/or strategic partners, the availability of financing for acquisitions on terms acceptable to the Company, fluctuations in currency exchange rates, the consolidation of and new competition experienced by members in the cable industry, principally from satellite and other similar broadcast providers, general economic and stock market conditions and other risks which are otherwise set forth in this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----

         Report of Independent Accountants                                              18

         Consolidated Balance Sheet at December 31, 1996 and 1995                       19

         Consolidated Statement of Operations for the years                             20
           ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Stockholders' Equity for the years                   21
           ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Cash Flows for the years                             22
           ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements                                     23

         Consolidated Financial Statements Schedules:

                  Schedules for the years ended December 31, 1996, 1995 and 1994

                                    II - Valuation and Qualifying Accounts              37
                                                 and Reserves

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Universal Electronics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page 17 present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Cleveland, Ohio
January 23, 1997

                           UNIVERSAL ELECTRONICS INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                    December 31,
                                                                  ------------------------------------------------
                                                                         1996                         1995
                                                                  -------------------         --------------------

                                ASSETS
                                ------

Current assets:
  Cash and cash equivalents                                               $   510,471                  $   872,243
  Accounts receivable                                                      20,162,976                   26,105,730
  Inventories                                                              21,208,007                   30,278,282
  Refundable income taxes                                                       1,413                      795,000
  Prepaid expenses and other current assets                                 3,329,584                    2,109,901
  Deferred income taxes                                                     1,942,875                    3,701,579
                                                                  -------------------         --------------------
   Total current assets                                                    47,155,326                   63,862,735

Equipment, furniture and fixtures                                           6,697,155                    5,123,069
Patents and trademarks                                                        900,115                      801,222
Other assets                                                                  488,612                      317,832
Deferred income taxes                                                       4,209,319                       -
                                                                  -------------------         --------------------
   Total assets                                                           $59,450,527                  $70,104,858
                                                                  ===================         ====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Revolving credit facility                                               $   -                        $ 6,120,174
  Accounts payable                                                          7,171,130                    9,162,328
  Accrued income taxes                                                        197,280                      306,597
  Accrued compensation                                                        518,808                      755,619
  Other accrued expenses                                                    2,752,978                    3,522,133
                                                                  -------------------         --------------------
   Total current liabilities                                               10,640,196                   19,866,851
                                                                  -------------------         --------------------

Long Term Debt                                                              3,183,475                      -

Stockholders' equity:
  Preferred stock, $.01 par value, 624,512 shares
     authorized; none issued or outstanding
  Common stock, $.01 par value, 20,000,000
   shares authorized; 6,787,025 and 6,750,898 shares
   issued and outstanding at December 31, 1996 and 1995                        67,870                       67,509
  Paid-in capital                                                          53,950,430                   53,623,341
  Currency translation adjustment                                            (25,084)                       25,020
  Accumulated deficit                                                     (5,772,610)                  (3,477,863)
                                                                  -------------------         --------------------
                                                                           48,220,606                   50,238,007
Less cost of common stock held in treasury,
   415,000 shares in 1996                                                   2,593,750                       -
                                                                  -------------------         --------------------
   Total stockholders' equity                                              45,626,856                   50,238,007
                                                                  -------------------         --------------------
   Total liabilities and stockholders' equity                             $59,450,527                  $70,104,858
                                                                  ===================         ====================





   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                                1996                         1995                        1994
                                                        --------------------         --------------------       --------------------
Net sales                                                      $  98,588,738                $ 105,089,836              $  95,938,717
Cost of sales                                                     72,943,343                   74,273,775                 67,601,757
Inventory write-down                                               1,112,041                       -                      11,742,454
                                                        --------------------         --------------------      ---------------------
Gross profit                                                      24,533,354                   30,816,061                 16,594,506
Selling, general and administrative expenses                      28,631,064                   28,660,433                 34,826,728
Restructuring expense                                            -                                977,000                    -
                                                        --------------------         --------------------       --------------------
Operating income (loss)                                          (4,097,710)                    1,178,628               (18,232,222)
Interest expense                                                     767,500                    1,049,457                    993,217
Interest income                                                     (44,133)                     (40,443)                   (70,267)
Other expense (income)                                             (234,486)                    (375,712)                   (27,990)
                                                        --------------------         --------------------       --------------------
Income (loss) before taxes                                       (4,586,591)                      545,326               (19,127,182)
Provision (benefit) for income taxes                             (2,291,844)                      225,799                (6,293,926)
                                                        --------------------         --------------------       --------------------
Net income (loss)                                              $ (2,294,747)                $     319,527              $(12,833,256)
                                                        ====================         ====================       ====================
Net income (loss) per share                                    $      (0.34)                $        0.05              $      (1.91)
                                                        ====================         ====================       ====================
Weighted average common stock and
  common stock equivalents outstanding                            6,661,285                    6,777,731                  6,708,044


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                             COMMON STOCK                   TREASURY STOCK
                      ---------------------------   ------------------------------
                         SHARES         AMOUNT        SHARES           AMOUNT
                         ------         ------        ------           ------
Balance at December
31, 1993                  6,634,538       $66,345        -               -
Stock options
exercised                   107,040         1,071        -               -
Loans to employees
for purchases of
Common Stock                 -              -            -               -
Translation
adjustment                   -              -            -               -
Net Loss                     -              -            -               -
                      -------------   -----------   -----------   ----------------
Balance at December
31, 1994                  6,741,578        67,416        -               -
Stock options
exercised                     9,320            93        -               -
Loans paid by
employees for
purchases of
Common Stock                  -              -           -               -
Translation
adjustment                    -              -           -               -
Net Income                    -              -           -               -
                      -------------   -----------   -----------   ----------------
Balance at December

31, 1995                  6,750,898        67,509        -               -
Stock options
exercised                    23,391           234        -               -
Purchase of treasury
shares                        -              -       (415,000)      (2,593,750)
Additional shares
issued for employee
retirement plan              12,736           127        -               -
Loans paid by
employees for
purchases of
Common Stock                  -              -           -               -
Translation
adjustment                    -              -           -               -
Net Income                    -              -           -               -
                      -------------   -----------   -----------   ----------------
Balance at December
31, 1996                 6,787,025        $67,870     (415,000)    $(2,593,750)
                      =============   ===========   ===========   ================

                                           Currency
                                            Transla-                               TOTAL
                                              tion                                 STOCK-
                              Paid-In        Adjust-         ACCUMULATED           HOLDERS'
                              Capital         ment             DEFICIT             EQUITY
                              -------         ----             -------             ------
Balance at December
31, 1993                     $53,752,611     $(23,564)       $  9,035,866        $62,831,258
Stock options
exercised                        228,363        -                 -                  229,434
Loans to employees
for purchases of
Common Stock                   (484,989)        -                 -                 (484,989)
Translation
adjustment                       -             60,435             -                   60,435
Net Loss                         -              -             (12,833,256)       (12,833,256)
                          --------------   -----------   ----------------   ----------------
Balance at December
31, 1994                      53,495,985        36,871        (3,797,390)         49,802,882
Stock options
exercised                         54,190        -                -                    54,283
Repayment of loans
paid by
employees for
purchases of
Common Stock                      73,166        -                -                    73,166
Translation
adjustment                        -           (11,851)           -                   (11,851)
Net Income                        -             -                319,527             319,527
                          --------------   -----------   ----------------   ----------------
Balance at December
31, 1995                      53,623,341        25,020        (3,477,863)          50,238,007
Stock options
exercised                        142,518        -                 -                   142,752
Purchase of treasury
shares                             -            -                 -                (2,593,750)
Additional shares
issued for employee
retirement plan                  109,189        -                 -                   109,316
Repayment of loans
paid by
employees for
purchases of
Common Stock                      75,382        -                 -                    75,382
Translation
adjustment                         -           (50,104)           -                   (50,104)
Net Loss                           -            -             (2,294,747)          (2,294,747)
                          --------------   -----------   ----------------     ----------------
Balance at December
31, 1996                     $53,950,430      $(25,084)     $ (5,772,610)         $45,626,856
                          ==============   ===========   ================     ================

   The accompanying notes are an integral part of these financial statements.

                                       21




                                                         UNIVERSAL ELECTRONICS INC.

                                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------------
                                                                    1996                 1995                1994
                                                            -------------------- --------------------- -------------------
Cash provided by (used for) operating activities:
  Net income (loss)                                                $( 2,294,747)         $    319,527       $(12,833,256)
  Adjustments to reconcile net income (loss) to
  net cash used for operating activities:
   Depreciation and amortization                                      1,646,766             1,315,806            923,862
   Provision for doubtful accounts                                      232,769               298,703            968,758
   Inventory write-down                                               1,112,041                -              11,742,454
   Deferred income taxes                                             (2,452,028)              (77,234)        (2,696,874)
   Changes in operating assets and liabilities:
     Issuance of common stock for retirement plan                       109,316                -                 -
     Accounts receivable                                              6,193,730            (9,201,940)         1,062,964
     Inventory                                                        7,935,572            12,708,501         (9,763,041)
     Prepaid expenses and other assets                               (1,336,298)             (251,122)          (661,719)
     Accounts payable and accrued expenses                           (3,260,796)             (515,272)         1,826,384
     Accrued and refundable income taxes                                722,891             3,143,151         (3,949,403)
                                                            --------------------------------------------------------------
   Net cash provided by (used for) operating
   activities                                                         8,609,216             7,740,120        (13,379,871)
                                                            --------------------------------------------------------------

 Cash used for investing activities:
   Acquisition of fixed assets                                       (3,436,951)           (2,800,576)        (2,518,272)
   Patents and Trademarks                                              (211,373)             (177,443)          (217,858)
   (Loans to) repayments from employees for
   Common Stock purchases                                                75,982                -                (484,989)
                                                            --------------------------------------------------------------
     Net cash used for investing activities                          (3,572,942)           (2,978,019)        (3,221,119)
                                                            --------------------------------------------------------------

Cash provided by (used for) financing activities:

  Short-term bank borrowing                                          58,506,665            78,589,810         69,723,898
  Short-term bank payments                                          (64,626,839)          (83,950,914)       (58,243,680)
  Long-term debt borrowing                                            4,593,751               -                  -
  Long-term debt repayments                                          (1,410,275)              -                  -
  Deferred financing costs                                              -                     (25,000)           (15,000)
  Proceeds from stock options exercised                                 142,752                54,283            229,434
  Treasury stock purchased                                           (2,593,750)              -
                                                            --------------------------------------------------------------
   Net cash provided by (used for) financing
   activities                                                        (5,387,696)           (5,331,821)        11,694,652
                                                            --------------------------------------------------------------

Effect of exchange rate changes on cash                                 (10,350)                1,629            141,960
                                                            --------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                                          (361,772)             (568,091)         (4,764,378)

Cash and cash equivalents at beginning of period                        872,243             1,440,334           6,204,712
                                                            --------------------------------------------------------------
Cash and cash equivalents at end of period                         $    510,471          $    872,243       $   1,440,334
                                                             =============================================================


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and significant transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

Product revenues are recognized upon product shipment. The Company provides allowances for estimated returns of defective or damaged product and other sales promotions and discounts at the time of product shipment.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the period. Resulting translation adjustments are recorded in a separate component of stockholders' equity, "Currency Translation Adjustment".

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less.

Inventories

Inventories consist of remote control devices, home safety and automation devices and related spare parts and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

Equipment, Furniture and Fixtures

Fixed assets are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Annual rates of depreciation range from 15% for furniture, fixtures and office equipment to 50% for engineering equipment. Leasehold improvements are amortized over the terms of the related leases. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

Patents and Trademarks

Patents and trademarks are amortized over ten years. At December 31, 1996, 1995 and 1994, accumulated amortization was $321,980, $212,203 and $120,710, respectively.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred income taxes are provided utilizing an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Research and Development

Research and development expenditures are expensed as incurred. Research and development expense was $287,665, $267,816, and $461,196, for the years ended December 31, 1996, 1995 and 1994, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,611,841, $456,987, and $3,028,868 for the years ended December 31, 1996, 1995 and 1994, respectively.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents for all periods presented are computed utilizing the treasury stock method.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation utilized in the year ended December 31, 1996.

NOTE 2 - ACCOUNTS RECEIVABLE:

Accounts receivable are expected to be collected within one year and consist of the following:

                                                  1996                        1995
                                           ------------------          -------------------
Accounts receivable, gross                         20,522,456                   26,448,180
Allowance for doubtful accounts                      (359,480)                    (342,450)
                                           ------------------          -------------------
                                                  $20,162,976                  $26,105,730
                                           ==================          ===================


NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                                            DECEMBER 31,
                                           -----------------------------------------------
                                                  1996                        1995
                                           ------------------          -------------------
Components                                       $  8,154,609                  $14,127,081
Finished goods                                     13,053,398                   16,151,201
                                           ------------------          -------------------
                                                  $21,208,007                  $30,278,282
                                           ==================          ===================

The Company carries significant amounts of inventory in order to satisfy certain of its customers' inventory requirements on a timely basis. New product innovations and technological advances may shorten a given product's life cycle, which may require special programs to reduce inventory to desired levels. During the fourth quarter of 1996, one of the Company's suppliers of integrated circuits announced new lower cost chips would be available during the second half of 1997. As a result, management wrote down the inventory of existing chips on hand to net realizable value to anticipate the impact of this new technology. Management continually monitors the inventory status and has developed programs, when necessary, to control inventory levels and dispose of any excess or obsolete inventories on hand. Management believes an adequate provision has been made in the financial statements for any loss on disposition of inventory.

NOTE 4 - EQUIPMENT, FURNITURE AND FIXTURES:

Fixed assets consist of the following:

                                                             DECEMBER 31,
                                                   1996                          1995

                                          -----------------------         -------------------
Building                                              $ 2,231,459                 $ -
Equipment                                               7,291,484                   6,397,441
Furniture and fixtures                                    628,570                     582,778
Leasehold improvements                                     19,328                     355,309
                                          -----------------------         -------------------
                                                       10,170,840                   7,335,528
Accumulated depreciation                              (3,608,257)                 (2,717,834)
                                          -----------------------         -------------------
                                                        6,562,583                   4,617,694
                                          -----------------------         -------------------
Construction in Progress                                  134,571                     505,375
                                          -----------------------         -------------------
                                                      $ 6,697,155                 $ 5,123,069
                                          =======================         ===================


Depreciation expense was $1,531,520, $1,212,325, and $1,004,181, for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 5 - REVOLVING CREDIT LINE:

On November 22, 1995, the Company entered into a $22 million revolving credit agreement with The Provident Bank which expires on April 30, 1998. The interest rate on the borrowing is modified periodically based on formulas specified in the agreement and is based on the bank's prime rate (8.25% at December 31, 1996) less three-quarter percent. Effective in January 1997, the agreement was amended to modify certain of the financial covenants and adjust the interest rate to be equal to the bank's prime rate plus one-quarter of one percent. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants with limits on its ability to repurchase its stock and other restrictions. Further, amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. The Company pays a commitment fee of a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. The revolving credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment and general intangibles of the Company.

Prior to November 1995, the Company's credit facility was provided by Society National Bank.

The Company had approximately $3.2 and $6.1 million at December 31, 1996 and 1995, respectively, outstanding under this revolving credit facility provided by The Provident Bank and approximately $0.5 million and $2.6 million at December 31, 1996 and 1995 respectively, of outstanding import letters of credit. The weighted average interest rate was 7.47% and 8.59% for the years ended December 31, 1996 and 1995, respectively. Interest paid on the revolving credit facilities amounted to $780,411, $1,083,951, and $879,352 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6 - FINANCIAL INSTRUMENTS:

The Company's financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable and accounts payable, as well as obligations under the credit facility described above. The carrying values of these instruments approximate fair value because of their short maturity.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. These contracts are with major financial institutions and the risk of loss due to the financial institutions' nonperformance is considered remote. The gains and losses on these forward contracts are recognized in net income when the underlying foreign currency gain and loss is recognized. At December 31, 1996, the Company had no significant forward exchange contracts.

NOTE 7 - STOCKHOLDERS' EQUITY:

Loans to Employees for Common Stock Purchases

During 1994, the Company loaned $484,989 to certain of its officers and key employees to enable them to purchase 74,409 shares of the Company's Common Stock on the open market. The principal amount of the loans is due in full five years from the inception date, with interest on the loans accruing at the minimum rate required per annum by the Internal Revenue Code and payable at maturity. These loans are reflected as a reduction of Stockholders' Equity and are secured by the Common Stock purchased in accordance with the corresponding Stock Pledge Agreement. The Stock Pledge Agreement in certain instances accelerates debt repayment and provides for the forgiveness of the debt. During 1996 and 1995, $5,600 and $216,769, respectively, was forgiven under the terms of these agreements.

Fair Price Provisions and Other Anti-Takeover Measures

The Company's Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions ("fair price" provision). Any of these provisions could delay or prevent a change in control of the Company.

The "fair price" provisions require that holders of at least two-thirds of the outstanding shares of voting stock approve certain business combinations and significant transactions with interested stockholders.

Treasury Stock

In September 1996, 415,000 shares of common stock were purchased by the Company on the open market for a cost of $2.6 million. The shares will generally be held by the Company, however, some of these shares will be used by the Company to compensate the outside directors of the Company.

NOTE 8 - STOCK OPTIONS:

1993 Stock Incentive Plan

On January 19, 1993, the Company's stockholders approved the 1993 Stock Incentive Plan ("1993 Plan"). Under the 1993 Plan, 200,000 shares of Common Stock are reserved for the granting of incentive and other stock options to officers, key employees and non-affiliated directors. The 1993 Plan provides for the granting of incentive and other stock options through January 19, 2003. All options outstanding at the time of termination of the 1993 Plan shall continue in full force and effect in accordance with their terms. The option price for incentive stock options and non-qualified stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. The 1993 Plan also provides for the award of stock appreciation rights subject to terms and conditions specified by the Compensation Committee. No stock appreciation rights have been awarded under this 1993 Plan.

1995 Stock Incentive Plan

On May 19, 1995, the Company's stockholders approved the 1995 Stock Incentive Plan ("1995 Plan"). Under the 1995 Plan, 400,000 shares of Common Stock are available for distribution to the Company's key officers, employees and non-affiliated directors. The 1995 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 19, 2005, unless otherwise terminated by the resolution of the Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted.

1996 Stock Incentive Plan

On December 1, 1996, the Company's board of directors approved the 1996 Stock Incentive Plan ("1996 Plan"). Under the 1996 Plan, 400,000 shares of Common Stock are available for distribution to the Company's key officers and employees. The 1996 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007, unless otherwise terminated by the resolution of the Company's board of directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted.

The Company applies the provisions of ABP Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plan as options generally are granted at fair market value on the date of the grant. In October 1995, Statement of Financial Accounting No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued. The Company adopted the disclosure requirements of this Statement in 1996 and accordingly, had compensation expense been determined consistent with SFAS No. 123, the Company's 1996 net loss and primary loss per share would have been $2,658,136 and $0.40, respectively. The effect on 1995 net income and earnings per share amounts was not material.

The imputed fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 1996 and 1995, respectively: risk-free interest rate of approximately 5.86% and 6.08%; expected volatility of approximately 46.95 and 54.98; and expected life of ten years for both 1996 and 1995.



The following table summarizes the changes in the number of shares of Common Stock under option:

                                                                 NUMBER OF SHARES                OPTION PRICE RANGE
                                                              =======================         =========================
Shares subject to option at December 31, 1993                                 331,990              $0.01     -  $13.000
                                                              -----------------------         -------------------------

Options granted                                                                50,000                           $ 6.310
Options exercised                                                            (107,040)             $0.01     -  $ 6.658
Options forfeited or expired                                                   (7,670)             $6.658    -  $13.000
                                                              -----------------------         -------------------------
Shares subject to option at December 31, 1994                                 267,280              $6.31     -  $13.000
                                                              -----------------------         -------------------------

Options granted                                                               295,500              $4.31     -  $7.6875
Options exercised                                                              (9,320)             $4.31     -  $ 6.658
Options forfeited or expired                                                  (98,605)             $4.31     -  $13.000
                                                              -----------------------         -------------------------
Shares subject to option at December 31, 1995                                 454,855              $4.31     -  $13.000
                                                              -----------------------         -------------------------

Options granted                                                               447,500              $5.6875   -  $11.250
Options exercised                                                             (23,391)             $ 4.31    -  $ 6.658
Options forfeited or expired                                                  (75,557)             $ 4.31    -  $13.000
                                                              -----------------------         -------------------------
Shares subject to option at December 31, 1996                                 803,407              $ 4.31    -  $13.000
                                                              -----------------------         -------------------------

Exercisable options at December 31, 1994                                       53,131              $6.658    -  $13.000
                                                              =======================         =========================
Exercisable options at December 31, 1995                                      111,412              $6.31     -  $13.000
                                                              =======================         =========================
Exercisable options at December 31, 1996                                      261,914              $4.31     -  $13.000
                                                              =======================         =========================


Significant option groups outstanding at December 31, 1996 and related weighted average price and life information follows:

GRANT                  OPTIONS               OPTIONS                 EXERCISE           VESTING
DATE                   OUTSTANDING           EXERCISABLE             PRICE              PERIOD

02/02/93                 39,918                 29,610                $13.00             25% per year

08/04/94                 33,550                 13,550                $  6.31            25% per year

03/20/95                128,625                 44,625                $  4.31            25% per year

12/15/95                 95,500                 25,375                $  7.6875          25% per year

01/01/96                 50,000                      0                $  7.6875          25% per year

12/01/96                290,000                 98,600                $  5.6875          33% per year

All Others              166,814                 50,154                $  7.6818          25%-33% per year


Options in the all other category were outstanding at prices ranging from $4.31-$11.25.

NOTE 9 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company had annual sales to two customers that individually exceeded 10% of the total Company sales in each of the three years ended December 31, 1996, 1995 and 1994. The sales amounted to $12.3 million and $10.5 million, $12.6 million and $8.2 million, and $16.0 million and $10.8 million, respectively in 1996, 1995 and 1994. Trade receivables with the previously mentioned customers amounted to $3.0 million and $4.1 million at December 31, 1996 and 1995, respectively.

Trade receivables subject the Company to a concentration of credit risk with customers in the retail sector. The risk is limited due to the large number of customers comprising the Company's customer base and the Company's performance of ongoing credit evaluations.

The Company currently purchases a significant portion of its integrated circuit chips from one vendor. Although there are a limited number of manufacturers of this component part, management believes that other suppliers could provide similar parts on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

NOTE 10 - LEASES:

The Company leases office and warehouse space and certain office equipment under operating leases. Rental expense under operating leases was $793,779, $1,134,688, and $1,016,577, for the years ended December 31, 1996, 1995 and
1994, respectively.

The following summarizes future minimum noncancellable operating lease payments at December 31, 1996:

Year ending December 31:                                   AMOUNT

                                                     -------------------
                         1997                                   $299,694
                         1998                                    233,490
                         1999                                    205,542
                         2000                                     50,040
                         2001 & beyond                             9,021

                                                     -------------------
Total lease commitments                                         $797,787

                                                     ===================


NOTE 11 - EMPLOYEE BENEFIT PLANS:

The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. During 1996, 1995 and 1994, the Company matched participants' contributions at 25%. During 1996, 1995 and 1994, the Company's matching contribution expense was $134,899, $96,485, and $111,130, respectively. The Company's match in 1996 was in the form of shares of common stock of the Company. In 1995 and 1994 the matching contribution was in cash.

NOTE 12 - INCOME TAXES:

In 1996, 1995 and 1994, pretax income (loss) was attributed to the following jurisdictions:

                                                                             YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------------
                                                        1996                          1995                           1994
                                                ---------------------         ---------------------         ---------------------
Domestic operations                                     $ (4,867,074)               $     (249,105)                 $(20,074,452)
Foreign operations                                           280,483                       794,431                       947,270
                                                ---------------------         ---------------------         ---------------------
    Total                                               $ (4,586,591)                $     545,326                  $(19,127,182)
                                                =====================         =====================         =====================

The provision (benefit) for income taxes charged to operations was as follows:

                                                                             YEAR ENDED DECEMBER 31,

                                                        1996                         1995                          1994
                                                --------------------          ------------------         ------------------------
Current tax expense (benefit):
  U.S. federal                                          $   (49,797)                $   (67,576)                     $(3,802,754)
  State and local                                            93,900                     140,223                           86,436
  Foreign                                                   118,082                     256,976                          326,215
                                                --------------------          ------------------         ------------------------
   Total current                                            162,185                     329,623                       (3,390,103)
                                                --------------------          ------------------         ------------------------
Deferred tax expense (benefit):
  U.S. federal                                           (2,286,243)                    (31,949)                      (2,668,895)
  State and local                                          (167,786)                    (71,875)                        (234,928)
  Foreign                                                    -                           -                               -
                                                --------------------          ------------------         ------------------------
  Total deferred                                         (2,454,029)                   (103,824)                      (2,903,823)
                                                --------------------          ------------------         ------------------------
    Total provision (benefit)                            (2,291,844)                  $  225,799                     $(6,293,926)
                                                ====================          ==================         ========================

Deferred tax liabilities (assets) were comprised of the following at December 31:

                                                ====================          ==================         ========================
                                                        1996                         1995                          1994
                                                --------------------          ------------------         ------------------------
Depreciation                                           $    636,189                $    538,476                     $    195,283
Tax basis differential on
   acquired assets                                       -                                     -                         (16,752)
Other                                                    -                                     -                           -
                                                --------------------          ------------------         ------------------------
Gross deferred tax liabilities                              636,189                     538,476                          178,531
                                                --------------------          ------------------         ------------------------
Capitalized packaging costs                                 (93,979)                   (140,217)                        (185,358)
Advertising allowance                                      (228,739)                    (96,242)                        (137,066)
Inventory reserves                                         (489,398)                   (922,835)                      (2,147,438)
Allowance for doubtful
   accounts                                                (109,832)                   (117,277)                        (159,134)
Sales return reserve                                       (175,685)                   (207,259)                        (364,908)
Capitalized inventory costs                                (136,540)                   (384,696)                        (466,470)
NOL and credit carry forwards                            (5,353,650)                 (2,147,903)                        (218,702)
Promotional rebate reserve                                  (12,444)                           -                        (201,137)
Other                                                      (362,315)                   (397,825)                         (96,862)
                                                --------------------          ------------------         ------------------------
Gross deferred tax assets                                (6,962,582)                 (4,414,254)                      (3,977,075)
                                                --------------------          ------------------         ------------------------
Valuation allowance                                         174,199                     174,199                          174,199
                                                --------------------          ------------------         ------------------------
                                                        $(6,152,194)               $( 3,701,579)                     $(3,624,345)
                                                ====================          ==================         ========================

The valuation allowance relates primarily to alternative minimum tax and other credit carry forwards where it is more likely than not that they may fail to be realized prior to expiration. In management's opinion, future taxable income will be sufficient to utilize the tax benefit recognized as deferred tax assets.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                            1996                       1995                        1994
                                                     ------------------         -------------------        --------------------
Tax provision (benefit) at statutory
  U.S. rate                                                $(1,559,441)                 $   185,411                $(6,503,242)

Increase (decrease) in tax provision resulting from:
  State and local taxes, net                                  (304,177)                      45,359                    (98,005)
  Foreign tax rate differential                                 22,718                       (7,042)                    47,797
  Tax exempt interest                                           -                             -                        (15,215)
  Nondeductible items                                           24,501                       22,167                     43,518
  Research and development credit                             (349,797)                       -                          -
  Other                                                       (125,648)                     (20,096)                    57,022
  Valuation allowance                                           -                             -                        174,199
                                                     ------------------         -------------------        --------------------
Tax provision (benefit), as above                          $(2,291,844)                 $   225,799                $(6,293,926)
                                                     ==================         ===================        ====================

Income taxes paid (refunded) were $(48,897), $(3,185,788), and $183,853, for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has an alternative minimum tax credit carryforward of $268,756 and a federal net operating loss carryforward of $11,757,025 which expires in 2010 and 2011. The Company also has a research and development credit carryforward of $631,097 which expires in 2006 through 2010. No income taxes have been provided on the undistributed earnings of foreign subsidiaries as the earnings are expected to be permanently reinvested in the foreign operations.

NOTE 13 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS:

The Company operates in a single industry segment and is engaged in the development, manufacturing and marketing of universal remote controls and related products principally for home video and audio entertainment equipment. The Company's customers consist primarily of domestic and international retailers, private label customers, original equipment manufacturers and cable operators.


The Company's operations by geographic area are presented below:

                                                 1996                       1995                           1994
Net Sales
  North & South America                 $        77,804,806        $          90,934,047        $        84,510,101
  Europe                                         20,783,933                   14,155,789                 11,428,616
                                           ----------------          -------------------           ----------------
                                        $        98,588,739        $         105,089,836        $        95,938,717
                                           ================          ===================           ================
Operating Profit
  North & South America                 $       (6,991,052)        $         (1,431,344)        $      (17,027,638)
  Europe                                          2,893,342                    2,609,972                (1,204,584)
                                           ----------------          -------------------           ----------------
                                        $       (4,097,710)        $           1,178,628        $      (18,232,222)
                                           ================          ===================           ================
Identifiable Assets
  North & South America                 $        51,189,554        $          64,227,365        $        69,321,295
  Europe                                                                       5,877,493                  5,948,648
                                                  8,260,973
                                           ----------------          -------------------           ----------------
                                        $        59,450,527        $          70,104,858        $        75,269,943
                                           ================          ===================           ================

In addition to the operations of the foreign subsidiaries, the Company had export sales in 1996, 1995 and 1994 of $11,231,679, $13,457,066, and
$12,239,585, respectively. Foreign currency exchange gains (losses) of $42,586, $10,589, and $(27,209), were included in the determination of net income for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows, or financial condition.

NOTE 15 - RESTRUCTURING

During 1995, the Company reorganized various aspects of its operations which included work force reductions. The majority of terminated employees received a severance package which ranged from one to four months of compensation based on years of service and employee classification. The Company's former President and Chief Executive Officer received a severance package which expired on December 31, 1995. The severance packages included salary, commission when applicable, and all employee benefits received during the normal course of employment. As a result of this restructuring, the Company's 1995 first quarter earnings included a pre-tax charge of approximately $977,000 ($625,000 or $0.09 per share after tax).

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for the years ended December 31, 1996, 1995, and 1994.

                                                                                  1996
                                         ---------------------------------------------------------------------------------------
                                             MARCH 31,              JUNE 30,               SEPTEMBER              DECEMBER
                                                                                              30,                    31,
                                         ------------------     -----------------      -----------------     -------------------
Net sales                              $        21,904,966   $         21,526,241    $        25,641,152   $         29,516,379
Gross profit (loss)                              5,842,020              6,624,515              6,770,965              5,295,854
Operating income (loss)                         (1,279,314)               373,874                165,462             (3,667,232)
Net income (loss)                                 (570,152)               247,656                112,183             (2,084,434)
                                       ===================    ===================    ===================   ====================
Net income (loss) per share            $             (0.08)   $              0.04    $              0.02   $              (0.33)
                                       ===================    ===================    ===================   ====================
Weighted average common
stock and common stock
equivalents outstanding                $         6,758,000    $         6,945,000    $         6,855,000   $          6,369,000
                                       ===================    ===================    ===================   ====================

                                                                                  1995
                                         ---------------------------------------------------------------------------------------
                                             MARCH 31,              JUNE 30,               SEPTEMBER              DECEMBER
                                                                                              30,                    31,
                                         ------------------     -----------------      -----------------     -------------------
Net sales                              $        18,573,156    $        24,667,322    $        30,725,939   $         31,123,419
Gross profit (loss)                              4,638,547              7,036,591              9,143,269              9,997,655
Operating income (loss)                         (2,795,276)               209,462              2,321,726              2,423,225
Net income (loss)                               (2,453,164)                61,143              1,377,164              1,334,384
                                       ===================    ===================    ===================   ====================
Net income (loss) per share            $             (0.36)   $              0.01    $              0.20   $               0.20
                                       ===================    ===================    ===================   ====================
Weighted average common
stock and common stock
equivalents outstanding                $         6,741,000    $         6,775,000    $         6,829,000   $          6,830,000
                                       ===================    ===================    ===================   ====================

                                                                                  1994
                                         ---------------------------------------------------------------------------------------
                                             MARCH 31,              JUNE 30,               SEPTEMBER              DECEMBER
                                                                                              30,                    31,

                                         ------------------     -----------------      -----------------     -------------------
Net sales                              $        20,382,226    $        23,038,347    $        27,832,849   $         24,685,295
Gross profit (loss)                              6,761,778              6,641,277              8,610,272             (5,418,821)
Operating income (loss)                         (1,950,536)            (1,846,618)             1,029,846            (15,464,914)
Net income (loss)                               (1,220,259)            (1,254,545)               393,663            (10,752,115)
                                       ===================    ===================    ===================   ====================
Net income (loss) per share            $             (0.18)   $             (0.19)    $             0.06   $              (1.60)
                                       ===================    ===================    ===================   ====================
Weighted average common
stock and common stock
equivalents outstanding                $         6,635,000   $          6,712,000    $         6,742,000   $          6,742,000
                                       ===================    ===================    ===================   ====================



During the fourth quarter of 1994, the Company recorded an inventory write-down and unusual sales discounts in the form of price protection of approximately $11,742,000 and $2,181,000, respectively. The total after-tax charge was $9,189,000 or $1.39 per share. During the fourth quarter of 1996, the Company wrote down a portion of its inventory of microprocessors after one of its major suppliers announced a new line of lower cost chips would be available in the second half of 1997. The write-down amounted to $1,112,000 on a pretax basis or $0.11 per share for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 401 of Regulation S-K with respect to the directors of the Company will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Information regarding executive officers of the Company is set forth in
Part I of this Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

         Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)(1)       LIST OF FINANCIAL STATEMENTS

                  See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" for a list of the consolidated financial statements included herein.

(a)(2)       LIST OF FINANCIAL STATEMENT SCHEDULES

                  See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" for a list of the consolidated financial statement schedules included herein.

(a)(3) LIST OF EXHIBITS REQUIRED TO BE FILED BY ITEM 601(A) OF THE REGULATION S-K ARE INCLUDED AS EXHIBITS TO THIS REPORT:

                  See EXHIBIT INDEX at page 38 of this Form 10-K for a List of Exhibits to be filed pursuant to Item 601(a) of this Regulation S-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Twinsburg, State of Ohio on the 26th day of March, 1997.

                           UNIVERSAL ELECTRONICS INC.

                            By:/s/David M. Gabrielsen
                            ------------------------
                               David M. Gabrielsen
                 Chairman, President and Chief Executive Officer

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints David M. Gabrielsen and Paul D. Arling as true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1997, by the following persons in the capacities indicated.

NAME & TITLE                                                  SIGNATURE

Paul D. Arling
Senior Vice President, Chief Financial Officer        /s/Paul D. Arling
 and Treasurer and Director                              ------------------
(Principal Financial Officer)

David M. Gabrielsen                                   /s/David M. Gabrielsen
Chairman, President and Chief Executive Officer          -------------------
 and Director
(Principal Executive Officer)

Peter L. Gartman                                      /s/Peter L. Gartman
Director                                                 -------------------

Bruce A. Henderson                                    /s/Bruce A. Henderson
Director                                                 -------------------

Brian J. Jackman                                      /s/Brian J. Jackman
Director                                                 -------------------

Mark S. Kopaskie                                      /s/Mark S. Kopaskie
Executive Vice President and Chief Operating Officer     -------------------
 and Director

Dennis P. Mansour                                     /s/Dennis P. Mansour
Corporate Controller                                     -------------------
(Principal Accounting Officer)

William C. Mulligan                                   /s/William C. Mulligan
Director                                                 ------------------

Thomas G. Murdough, Jr.                               /s/Thomas G. Murdough, Jr.
Director                                                 -----------------------



                                            UNIVERSAL ELECTRONICS INC.

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                       ADDITIONS
                                              BALANCE AT               CHARGED TO         WRITE-OFFS         BALANCE AT
                                             BEGINNING OF               COSTS AND            AND               END OF
             DESCRIPTION                        PERIOD                  EXPENSES          DEDUCTIONS           PERIOD
------------------------------------        ---------------         -----------------   --------------    -----------------
Valuation account for accounts
receivable:

   Year Ended December 31, 1996                $342,450                  $232,625         $215,595             $359,480

   Year Ended December 31, 1995                $496,501                  $298,703         $452,754             $342,450

   Year Ended December 31, 1994                $129,955                  $981,770         $615,224             $496,501


* Doubtful accounts are charged off, net of recoveries, directly to operations.




                                                   EXHIBIT INDEX


   EXHIBIT
    NUMBER                                       DOCUMENT DESCRIPTION
--------------         -------------------------------------------------------------------------
      3.1              Restated Certificate of Incorporation of Universal Electronics
                       Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration filed on or about
                       December 24, 1992 (File No. 33-56358))

      3.2              Amended and Restated By-laws of Universal Electronics Inc.
                       (Incorporated by reference to Exhibit 3.2 to the Company's
                       Form S-1 Registration filed on or about December 24, 1992
                       (File No. 33-56358))

      3.3              Certificate of Amendment to Restated Certificate of
                       Incorporation of Universal Electronics Inc. (Incorporated by
                       reference to Exhibit 3.3 to the Company's Annual Report on
                       Form 10-K for the year ended December 31, 1995 filed on
                       April 1, 1996 (File No. 0-21044))

     10.1              Purchase and Sale Agreement dated January 22, 1991, as
                       amended, by and between Universal Electronics Inc. and
                       Eveready Battery Company, Inc. (Incorporated by reference to
                       Exhibit 10.9 to the Company's Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

    *10.2              Stock Option Agreement dated January 1, 1992 by and
                       between Universal Electronics Inc. and Bruce V. Vereecken
                       (Incorporated by reference to Exhibit 10.11 to the Company's
                       Form S-1 Registration filed on or about December 24, 1992
                       (File No. 33-56358))

    *10.3              Form of Stock Option Agreement dated July 24, 1992 by and
                       between Universal Electronics Inc. and Michael D. Reilly
                       (Incorporated by reference to Exhibit 10.12 to Amendment No.
                       1 to the Company's Form S-1 Registration filed on or about
                       January 21, 1993 (File No. 33-56358))

    *10.4              Form of Universal Electronics Inc. 1993 Stock Incentive Plan
                       (Incorporated by reference to Exhibit 10.13 to Amendment No.
                       1 to the Company's Form S-1 Registration filed on or about
                       January 21, 1993 (File No. 33-56358))

     10.5              Standard Industrial Lease dated January 24, 1992 by and
                       between Universal Electronics Inc. and RREEF USA Fund II, Inc.
                       (Incorporated by reference to Exhibit 10.24 to the Company's
                       Form S-1 Registration filed on or about June 25, 1993 (File No.
                       33-65082))

     10.6              Revolving Credit Agreement dated as of June 24, 1993 by and between Universal Electronics Inc. and Society National Bank
                       (Incorporated by reference to Exhibit 10.1 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30,
                       1993 (File No. 0-21044))

     10.7              First Amendment to Revolving Credit Agreement dated June
                       10, 1994  by and between Universal Electronics Inc. and
                       Society National Bank (Incorporated by reference to Exhibit
                       10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))





   EXHIBIT
    NUMBER                                       DOCUMENT DESCRIPTION
--------------         -------------------------------------------------------------------------
     10.8              Promissory Note dated June 10, 1994 by and between
                       Universal Electronics Inc. and Society National Bank
                       (Incorporated by reference to Exhibit 10.2 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30,
                       1994 (File No. 0-21044))

     10.9              Security Agreement Account Receivable, Inventory and
                       Equipment dated June 30, 1994 by and between Universal
                       Electronics Inc. and Society National Bank (Incorporated by
                       reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-
                       21044))

     10.10             Lock Box Agreement dated June 30, 1994 by and between
                       Universal Electronics Inc. and Society National Bank
                       (Incorporated by reference to Exhibit 10.4 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30,
                       1994 (File No. 0-21044))

     10.11             Form of Secured Promissory Note by and between Universal
                       Electronics Inc. and certain employees used in connection with loans made to the employee to enable them to make open
                       market purchases of shares of Universal Electronics Inc.
                       Common Stock (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

     10.12             Form of Stock Pledge Agreement by and between Universal
                       Electronics Inc. and certain employees used in connection with loans made to the employees to enable them to make open
                       market purchases of shares of Universal Electronics Inc.
                       Common Stock (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

     10.13             Second Amendment to Revolving Credit Agreement dated
                       October 10, 1994 by and between Universal Electronics Inc.
                       and Society National Bank (Incorporated by reference to Exhibit
                       10.19 to the Company's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1994 (File No. 0-21044))

     10.14             Loan and Security Agreement dated November 21, 1995 by
                       and between Universal Electronics Inc. and The Provident Bank
                       (Incorporated by reference to Exhibit 10.20 to the Company's
                       Annual Report on Form 10-K for the year ended December 31,
                       1995 filed on April 1, 1996 (File No. 0-21044))

     10.15             Copy of Promissory Note dated November 21, 1995 by and
                       between Universal Electronics Inc. and The Provident Bank
                       (Incorporated by reference to Exhibit 10.21 to the Company's
                       Annual Report on Form 10-K for the year ended December 31,
                       1995 filed on April 1, 1996 (File No. 0-21044))






   EXHIBIT
    NUMBER                                       DOCUMENT DESCRIPTION
--------------         -------------------------------------------------------------------------
  10.16                Commercial Letters of Credit Master Agreement dated
                       November 21, 1996 by and between Universal Electronics Inc.
                       and The Provident Bank (Incorporated by reference to Exhibit
                       10.22 to the Company's Annual Report on Form 10-K for the
                       year ended December 31, 1995 filed on April 1, 1996 (File No.
                       0-21044))

  10.17                Intercreditor Agreement dated November 21, 1995 by and
                       between The Provident Bank and Society National Bank and
                       acknowledged and agreed to by Universal Electronics Inc.
                       (Incorporated by reference to Exhibit 10.23 to the Company's
                       Annual Report on Form 10-K for the year ended December 31,
                       1995 filed on April 1, 1996 (File No. 0-21044))

  10.18                Lockbox Service Contract dated November 10, 1995 by and
                       between Universal Electronics Inc. and The Provident Bank
                       (Incorporated by reference to Exhibit 10.24 to the Company's
                       Annual Report on Form 10-K for the year ended December 31,
                       1995 filed on April 1, 1996 (File No. 0-21044))

 *10.19                Form of Universal Electronics Inc. 1995 Stock Incentive Plan
                       (Incorporated by referenced to Exhibit B to the Company's
                       Definitive Proxy Materials for the 1995 Annual Meeting of
                       Stockholders of Universal Electronics Inc. filed on May
                       1, 1995 (File No. 0-21044))

*10.20                 Form of Stock Option Agreement by and between Universal
                       Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal
                       Electronics Inc. 1995 Stock Incentive Plan (filed herewith)

*10.21                 Form of Stock Option Agreement by and between Universal
                       Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive
                       Plan (filed herewith)

 10.22                 First Amendment to Loan and Security Agreement dated July
                       31, 1996 by and between Universal Electronics Inc. and The
                       Provident Bank (filed herewith)

*10.23                 Form of Universal Electronics Inc. 1996 Stock Incentive Plan
                       (Incorporated by reference to Exhibit 4.5 to the Company's
                       Form S-8 Registration Statement filed on March 26,
                       1997 (File No. 333-23985))

*10.24                 Form of Stock Option Agreement by and between Universal
                       Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal
                       Electronics Inc. 1996 Stock Incentive Plan (Incorporated by
                       reference to Exhibit 4.6 to the Company's Form S-8
                       Registration Statement filed on March 26, 1997 (File
                       No. 333-23985))

 10.25                 Sublease dated January 10, 1997 by and between Universal
                       Electronics Inc. and Edgemont Sales Company, a division of
                       IKON Office Solutions, Inc. (filed herewith)




   EXHIBIT
    NUMBER                                       DOCUMENT DESCRIPTION
--------------         -------------------------------------------------------------------------
     11.1              Statement re: computation of per share earnings (filed
                       herewith)

     21.1              List of Subsidiaries of the Registrant (filed herewith)

     23.1              Consent of PRICE WATERHOUSE LLP (filed herewith)

     24.1              Power of Attorney (filed as part of the signature page hereto)

     27.1              Financial Data Schedule (filed herewith)

    * Management contract or compensation plan or arrangement identified pursuant to Item 14(c) of the Form 10-K.