Form 10-Q
period 1997-03-31
UNIVERSAL ELECTRONICS INC
filed 1997-05-14
CIK 101984

-------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ to ______

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

         Yes   X                                         No
            --------                                       --------


              -----------------------------------------------------



Number of shares of Common Stock, $.01 par
value, outstanding at March 31, 1997                                   6,289,308
                                                                       ---------

-------------------------------------------------------------------------------


         THE INDEX OF EXHIBITS TO THIS QUARTERLY REPORT APPEARS ON PAGE 13


                           UNIVERSAL ELECTRONICS INC.
                           --------------------------

                                      INDEX
                                      -----

                                                                     Page
                                                                     ----
PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements
                    Consolidated Balance Sheet                         3
                    Consolidated Statement of Income                   4
                    Consolidated Statement of Cash Flows               5
                    Notes to Consolidated Financial Statements         6

Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations            7

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                       13


  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS

                                                   March 31, December 31, March 31,
                                                   1997 (1)    1996       1996 (1)
                                                  --------    --------    --------
Current assets:
  Cash and cash equivalents                       $    680    $    510    $    830
  Accounts receivable                               17,329      20,163      20,461
  Inventories                                       21,191      21,208      30,319
  Refundable income taxes                                2           1          48
  Prepaid expenses                                   3,482       3,330       2,251
  Deferred income taxes                              2,156       1,943       4,439
                                                  --------    --------    --------
    Total current assets                            44,840      47,155      58,348

Equipment, furniture, and
 fixtures, net                                       6,933       6,697       7,327

Other assets                                         1,442       1,390         950
Deferred income taxes                                4,209       4,209        --
                                                  --------    --------    --------
    Total assets                                  $ 57,424    $ 59,451    $ 66,625
                                                  ========    ========    ========

                         LIABILITIES AND STOCKHOLDERS'
                                    EQUITY

Current liabilities:
  Revolving credit facility                       $   --      $   --      $  4,569
  Accounts payable                                   7,056       7,171       7,494
  Accrued income taxes                                 163         198         350
  Accrued compensation                                 321         519         261
  Other accrued expenses                             2,700       2,753       2,184
                                                  --------    --------    --------
    Total current liabilities                       10,240      10,641      14,858
                                                  --------    --------    --------

Long-term debt                                       2,233       3,183       2,000

Stockholders' equity:
  Capital stock                                         68          68          68
  Paid-in capital                                   54,055      53,951      53,743
  Currency translation                                 (49)        (25)          4
  Retain earnings (deficit)                         (6,053)     (5,773)     (4,048)
  Cost of common stock held
  in treasury                                       (3,070)     (2,594)       --
                                                  --------    --------    --------
    Total stockholders'
      equity                                        44,951      45,627      49,767
                                                  --------    --------    --------
    Total liabilities and
      stockholders' equity                        $ 57,424    $ 59,451    $ 66,625
                                                  ========    ========    ========

(1) Unaudited

The accompanying notes are an integral part of these financial statements.


                           UNIVERSAL ELECTRONICS INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In thousands, except per share amounts)(Unaudited)

                                                   Three Months Ended March 31,
                                                       1997              1996
                                                     --------          --------
Net Sales                                            $ 22,380          $ 21,905
Cost of sales                                          15,623            16,063
                                                     --------          --------
  Gross profit                                          6,757             5,842
Selling, general and
administrative expenses                                 7,071             7,111
                                                     --------          --------
  Operating loss                                         (314)           (1,269)
Interest expense                                           99               159
Interest income                                            (5)               (9)
Other (income) and expenses                                24              (140)
                                                     --------          --------
  Loss before income taxes                               (432)           (1,279)
Benefit for income taxes                                  151               709
                                                     --------          --------
  Net loss                                           $   (281)         $   (570)
                                                     ========          ========
  Net loss per share                                 $  (0.04)         $  (0.08)
                                                     ========          ========
Weighted average common and
common stock equivalents
outstanding                                             6,313             6,758
                                                     ========          ========









The accompanying notes are an integral part of these financial statements.


                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)(Unaudited)

                                                     Three Months Ended March 31,
                                                         1997            1996
                                                       --------        --------
Cash provided by (used for)
operating activities:
  Net loss                                             $   (281)       $   (570)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization                           478             372
    Deferred income taxes                                  (214)           (738)
    Issuance of common stock for
    retirement plan                                          39            --
  Changes in operating assets and
  liabilities:
    Receivables                                           2,835           5,828
    Inventories                                              17             (59)
    Other assets                                           (216)            (20)
    Payables and accruals                                  (367)         (3,419)
    Accrued income taxes                                    (28)            537
                                                       --------        --------
Net cash provided by operating
activities                                                2,263           1,931
                                                       --------        --------
Cash used for investing
activities:
  Acquisition of fixed assets                              (683)         (2,489)
  Trademarks                                                (27)            (44)
  Loan repayments by employees
  for common stock purchases                                 66            --
                                                       --------        --------
Net cash used for investing
activities:                                                (644)         (2,533)
                                                       --------        --------
Cash provided by
(used for) financing activities:
  Short-term bank borrowings                               --            13,814
  Short-term bank payments                                 --           (15,366)
  Long-term debt borrowings                                --             2,000
  Long-term debt payments                                  (950)           --
  Proceeds from stock options
  exercised                                                --               120
  Treasury stock purchased                                 (475)           --
                                                       --------        --------
Net cash provided by (used for)
financing activities                                     (1,425)            568
                                                       --------        --------

Effect of exchange rates on cash                            (24)             (8)
                                                       --------        --------

Net increase (decrease) in cash and
cash equivalents                                            170             (42)

Cash and cash equivalents at
beginning of period                                         510             872
                                                       --------        --------
Cash and cash equivalents at end of
period                                                 $    680        $    830
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.

                          UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments
-----------

All adjustments, consisting of recurring adjustments necessary for a fair presentation of financial position and results of operations of these unaudited interim periods, have been included in the accompanying financial statements.

Inventories
-----------

Inventories consist of the following (in thousands):

                                          March 31,     December 31,    March 31,
                                            1997            1996           1996
                                          ---------     ------------    ---------
Components                                 $ 7,746        $ 8,155        $12,161
Finished goods                              13,445         13,053         18,158
                                           -------        -------        -------
     Total inventories                     $21,191        $21,208        $30,319
                                           =======        =======        =======


Net Income Per Share
--------------------

Net income per share is computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with the presentation utilized in the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first quarter of 1997 were $22.4 million, compared with $21.9 million for the same quarter of 1996. The Company experienced a loss for the first quarter of $281,000, or $0.04 per share, compared to a loss of $570,000, or $0.08 per share, in the first quarter of 1996.

First quarter net sales in the Company's Technology Businesses (Cable, Cable OEM, OEM) were up 12.5% to $9.5 million, which compares with net sales of $8.5 for the same period of 1996. The increase in the Technology Businesses was driven primarily by the Company's strengths in the subscription broadcasting market. In addition, aggressive order activity in this area should lead to strong performance for the remainder of 1997. First quarter sales in the Company's Retail Businesses were down 4%, from $13.4 million in 1996 to $12.8 million in 1997. The decrease in the Retail Businesses resulted primarily from decreased volume and average selling prices in the domestic One For All(R) sales and decreased volume in the International One For All(R) sales. Partially offsetting the decrease was increased volume in the Eversafe(R) business.

Gross margins for the 1997 first quarter were 30.2% compared to 26.7% for the same period in 1996. The increase in 1997 was primarily due to favorable shifts to higher margin product. The 1996 gross margins were negatively impacted by the sell-through of quantities of retail products at discounted prices in anticipation of the new products which were launched in 1996. Gross profit margins will fluctuate due to a variety of factors, including, among other things, shifts in product mix, fluctuations in manufacturing and freight costs, and changes in customer mix.

Selling, general and administrative expenses were flat at $7.1 million in the first quarter of 1997, compared to 1996. As a percent of sales, selling, general and administrative expenses were 31.6% and 32.5% in the first quarters of 1997 and 1996, respectively. Selling, general and administrative expenses as a percent of sales decreased primarily due to managements cost control programs.

The Company recorded interest expense of approximately $99,000 related to borrowings under its revolving credit line for the first quarter of 1997 compared to approximately $159,000 for the first quarter of 1996. The decrease is the result of a lower average outstanding balance compared to the same period in 1996.

The income tax benefit of approximately $151,000 for the first quarter of 1997 compared to a benefit of approximately $709,000 for the same quarter of 1996. The 1996 benefit includes the recognition of certain research and development credits and deferred state income taxes not previously provided for.

BACKLOG

As of the end of the first quarter of 1997, the Company had backlog orders of $18.8 million. This reflects an increase in orders of 95.6% as of the same date in 1996 when the Company had backlog orders representing $9.6 million in sales. The increase is primarily due to increased orders in the Company's Technology Businesses. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1997, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided from operating activities was $2.3 million for the first quarter of 1997 compared to $1.9 million for the same period in 1996. The improvement in cash flow is due to efforts taken by management to reduce inventory and accounts receivable balances.

The Company's bank credit facilities include a revolving credit line which is available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility provides the Company with borrowing availability of $22 million and bears interest equal to the bank's prime rate plus one-quarter percent. The credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At March 31, 1997, the interest rate charged on the outstanding balance of this credit line was 8.75%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock and the acquisition of treasury shares is generally restricted, however, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, to date, the Company has acquired approximately 508,000 shares of stock which it holds as treasury shares and are available for reissue by the company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares.

Amounts available for borrowing are reduced by the outstanding balance of the Company's import letters of credit. As of March 31, 1997, the Company had utilized approximately $2.2 million of the credit facility for the acquisition of its facility in Ohio and treasury stock purchases and had approximately $200,000 of outstanding import letters of credit. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first quarters of 1997 and 1996 were approximately $683,000 and $2.5 million, respectively. The 1997 capital expenditures related primarily to product tooling and the relocation of the Company's California facility. Approximately $1.7 million of the 1996 first quarter capital expenditures were for the acquisition of the Twinsburg, Ohio facility. The balance of the 1996 capital expenditures were primarily for product tooling.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund its currently anticipated cash needs, however, there can be no assurances that this will occur.

RISKS AND SAFEHARBOR STATEMENT

The Company cautions that the following important factors, among others (including but not limited to factors mentioned from time to time in the Company's reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forwardlooking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forwardlooking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

Dependence Upon Key Suppliers
-----------------------------
Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's products, principally its remote control products, and certain other components used in the Company's products, from single sources. The Company has recently developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis. The Company generally maintains inventories of its integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

Dependence on Foreign Manufacturing
-----------------------------------
Third-party manufacturers located in foreign countries manufacture substantially all of the Company's remote controls. The Company's arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have a material adverse effect on the Company's business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because numerous other manufacturers are available to fulfill the Company's requirements, however, the loss of any of the Company's major manufacturers could adversely affect the Company's business until alterative manufacturing arrangements are secured. In addition to continuing to seek out alternative and additional third party manufacturers both nationally and internationally, the Company has recently commenced manufacturing a small amount of its remote controls in-house. Such in-house manufacturing, however, does not presently reduce its dependence on its third party manufacturers.

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

Dependence Upon Timely Product Introduction
-------------------------------------------
The Company's ability to remain competitive in the remote control products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, that new products such as its Finder(TM), its universal garage door opener or its Producer series of home theater remote control products will achieve consumer acceptance and if acquired, will sustain that acceptance, that products developed by others will not render the Company's products noncompetitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

In addition, the introduction of new products which the Company may introduce in the future may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the

Company may have to make substantial investments in inventory and expand its production capabilities.

Dependence on Major Retail Customers
------------------------------------
The Company's performance is affected by the economic strength and weakness of its worldwide retail customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, and Sears. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with the United Kingdom, Europe, and Australia currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key retail customers either in the United States or abroad due to the financial weakness or bankruptcy of any such retailer customer may have an adverse affect on the Company's financial condition or results of operations.

Competition
-----------
The remote control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. The Company's competition is fragmented across its product lines, and accordingly, the Company does not compete with any one company across all product lines. The Company competes with a variety of entities, some of which have greater financial and other resources than the Company. The Company's ability to remain competitive in this industry depends in part on its ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis. In addition, as is typical in the Company's industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company of by the Company against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. While it is the opinion of management that the Company's products do not infringe any third parties' patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant effect on the Company's financial condition or results of operations.

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


PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 (A)      Exhibits                                                  Page
                                                                                    ----

                          11.1     Statement re:  Computation of Per                  15
                          Share Earnings (filed herewith).

                 (B)      Reports on Form 8-K

                          There were no reports on Forms 8-K filed during the quarter ended March 31, 1997.

                 (C)      Exhibit 27 Financial Data Schedule                          16



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          (Registrant) Universal Electronics Inc.

Date:   May 13, 1997            \s\Paul D. Arling
                                -----------------------------------------------
                                Paul D. Arling
                                Senior Vice President & Chief Financial Officer