Form 10-Q
period 1997-06-30
UNIVERSAL ELECTRONICS INC
filed 1997-08-14
CIK 101984

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

         Yes   X                                                 No
            -------                                                -------
                   ----------------------------------------------



Number of shares of Common Stock, $.01 par

value, outstanding at June 30, 1997            6,254,125
                                               ---------

--------------------------------------------------------------------------------
         THE INDEX OF EXHIBITS TO THIS QUARTERLY REPORT APPEARS ON PAGE 12

                           UNIVERSAL ELECTRONICS INC.
                           --------------------------

                                      INDEX
                                      -----

                                                                                    Page
                                                                                    ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheet                                 3
                           Consolidated Statement of Income                           4
                           Consolidated Statement of Cash Flows                       5
                           Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                        7

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                   12

  Item 1.  Consolidated Financial Statements

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS
                                     ------

                                          JUNE 30,     DECEMBER 31,     JUNE 30,
                                          1997 (1)        1996          1996 (1)
                                          --------        ----          --------
Current assets:
  Cash and cash equivalents               $    298       $    510       $    722
  Accounts receivable                       19,439         20,163         19,364
  Inventories                               23,348         21,208         32,868
  Refundable income taxes                        2              1             36
  Prepaid expenses                           3,698          3,330          3,518
  Deferred income taxes                      2,044          1,943          4,377
                                          --------       --------       --------
    Total current assets                    48,829         47,155         60,885

Equipment, furniture, and
 fixtures, net                               7,137          6,697          7,278

Deferred income taxes                        4,209          4,209           --
Other assets                                 1,454          1,390            969
                                          --------       --------       --------

   Total assets                           $ 61,629       $ 59,451       $ 69,132
                                          ========       ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
  Revolving credit facility               $   --         $   --         $  4,986
  Accounts payable                          10,068          7,171          9,463
  Accrued income taxes                         161            198            339
  Accrued compensation                         495            519            363
  Other accrued expenses                     2,348          2,753          1,863
                                          --------       --------       --------
    Total current liabilities               13,072         10,641         17,014
                                          --------       --------       --------
Long-term debt                               3,487          3,183          2,000

Stockholders' equity:
  Capital stock                                 68             68             68
  Paid-in capital                           54,124         53,951         53,869
  Currency translation adjustment              (61)           (25)           (19)
  Retained (deficit)                        (5,765)        (5,773)        (3,800)
  Cost of common stock held
   in treasury                              (3,296)        (2,594)          --
                                          --------       --------       --------
    Total stockholders'
      equity                                45,070         45,627         50,118
                                          --------       --------       --------
    Total liabilities and
      Stockholders' equity                $ 61,629       $ 59,451       $ 69,132
                                          ========       ========       ========

(1) Unaudited

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts) (Unaudited)

                             Three Months Ended June   Six Months Ended June
                                        30,                    30,
                                 1997        1996        1997        1996
                                 ----        ----        ----        ----
Net Sales                      $ 23,931    $ 21,526    $ 46,311    $ 43,431
Cost of sales                    16,648      14,902      32,271      30,965
                               --------    --------    --------    --------
  Gross profit                    7,283       6,624      14,040      12,466
Selling, general and
administrative expenses           6,735       6,080      13,806      13,191
                               --------    --------    --------    --------
  Operating income (loss)           548         544         234        (725)
Interest expense                    105         186         203         344
Interest income                      (3)        (11)         (8)        (20)
Other (income)expenses, net           3          (5)         27        (144)
                               --------    --------    --------    --------
Income (loss) before income
taxes                               443         374          12        (905)
Income tax (expense) benefit       (155)       (126)         (4)        583
                               --------    --------    --------    --------
  Net (income)loss             $    288    $    248    $      8    $   (322)
                               ========    ========    ========    ========
  Net (income)loss per share   $   0.05    $   0.04    $   0.00    $  (0.05)
                               ========    ========    ========    ========
Weighted average common and
common stock equivalents
outstanding                       6,299       6,945       6,316       6,765
                               ========    ========    ========    ========









The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)(Unaudited)

                                                   Six Months Ended June 30,
                                                      1997         1996
                                                      ----         ----
Cash provided by (used for) operating activities:
  Net income (loss)                                 $      8    $   (322)
  Adjustments to reconcile net loss
  to net cash used for operating
  activities:
    Depreciation and amortization                        982         767
    Deferred income taxes                               (102)       (676)
    Issuance of common stock for
    retirement plan                                       64        --
    Issuance of treasury stock for
    Directors compensation                                34        --
  Changes in operating assets and liabilities:
    Receivables                                          267       6,804
    Inventories                                       (2,141)     (2,623)
    Other assets                                        (414)     (1,327)
    Payables and accruals                              2,945      (1,273)
    Accrued income taxes                                 (28)        329
                                                    --------    --------
Net cash provided by
operating activities                                   1,615       1,679
                                                    --------    --------
Cash used for investing activities:
  Acquisition of fixed assets                         (1,370)     (2,820)
  Trademarks                                             (90)        (99)
  Repayments from employees for Common
  Stock purchases                                        109        --
                                                    --------    --------
Net cash used for investing activities                (1,351)     (2,919)
                                                    --------    --------
Cash provided by financing activities:
  Short-term bank borrowings                            --        28,715
  Short-term bank payments                              --       (29,849)
  Long-term debt                                         303       2,000
  Treasury stock purchased                              (736)       --
  Proceeds from stock options
    exercised                                           --           246
                                                    --------    --------
Net cash provided by (used for)financing
activities                                              (433)      1,112
                                                    --------    --------
Effect of exchange rates on cash                         (43)        (22)
                                                    --------    --------
Net decrease in cash and cash equivalents               (212)       (150)

Cash and cash equivalents at beginning of
period                                                   510         872
                                                    --------    --------
Cash and cash equivalents at end of period          $    298    $    722
                                                    ========    ========


The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADJUSTMENTS

All adjustments, consisting of recurring adjustments necessary for a fair presentation of financial position and results of operations for these unaudited interim periods, have been included in the accompanying consolidated financial statements.

INVENTORIES

Inventories consist of the following (in thousands):

                         June 30, 1997      December 31, 1996          June 30, 1996
Components                  $ 7,722             $ 8,155                   $12,649
Finished goods               15,626              13,053                    20,219
                            -------             -------                   -------
     Total inventories      $23,348             $21,208                   $32,868
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

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with the presentation utilized in the quarter ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second quarter net sales totaled $23.9 million, an increase of 11.2% from $21.5 million for the same quarter a year earlier. Net income was $288,000, or $0.05 per share, for the three months ended June 30, 1997 as compared to net income of $248,000, or $0.04 per share, for the same period of 1996.

In the first half of 1997, net sales reached $46.3 million, an increase of 6.6% from $43.4 million a year ago. Net income for the first six months was $8,000, or break-even on a per share basis, compared with a loss of $322,000, or $0.05 per share, in 1996.

Net sales in the Company's retail businesses were $14.3 million in the second quarter of 1997, compared to $13.4 for the same period of 1996, an increase of 7.3%. On a year-to-date basis, the Company's retail businesses' net sales increased 1.5% to $27.2 million from $26.8 million. The increase in the second quarter and on a year-to-date basis is primarily due to increased volume and selling prices in the Eversafe business and volume in the Private Label business. Offsetting these increases were decreased volume and average selling prices in the domestic and international One for All(R) retail sales.

Second quarter net sales in the Company's technology businesses (Cable, Cable OEM, OEM) were $9.6 million in 1997, increasing 17.6% from $8.2 million in the second quarter of 1996. For the first six months of 1997, the Company's technology businesses net sales were $19.1 million, compared to $16.7 million in the corresponding period of 1996. The increase in the technology businesses continues to be driven primarily by the Company's strengths in the subscription broadcasting market. Based on aggressive order activity in this area, a strong performance for the remainder of 1997 is expected.

Gross margins were 30.4% in the second quarter 1997 compared to 30.8% in the second quarter of 1996, and 30.3% in the first half of 1997 compared to 28.7% in the first half of 1996. The decrease in the 1997 second quarter gross margin primarily reflects the shift in the sales mix from European retail business in 1996 to the technology business in 1997. The increase in the first half was primarily due to favorable shifts to higher margin product lines which were first introduced in the second half of 1996. The 1996 gross margins were negatively impacted by the sell-through of quantities of retail products at discounted prices in anticipation of the new products which were launched in 1996. Gross profit margins will fluctuate due to a variety of factors, including, among other things, shifts in product mix, changes in product pricing, fluctuations in manufacturing and freight costs, and changes in customer mix.

Selling, general and administrative expenses were $13.8 million in the first half of 1997 as compared to $13.2 million in the first half of 1996. As a percentage of sales, these expenses remained flat at 30.0%. The 1997 increases were due principally to the Company's sales growth.

The Company recorded interest expense of approximately $203,000 related to borrowings under its revolving credit line for the first half of 1997 compared to approximately $344,000 for the first half of 1996. The decrease is the result of a lower average outstanding balance. However, the interest rate on the borrowing increased in the first half of 1997 compared to the same period in 1996.

The Company recorded income tax expense of approximately $4,000 for the first half of 1997 as compared to a benefit of approximately $583,000 for the same period of 1996. The 1996 benefit includes the recognition of certain research and development credits and deferred state income taxes not previously provided for.

Backlog

As of the end of the second quarter of 1997, the Company had backlog orders of $22.5 million. This reflects an increase of 184.9% as of the same date in 1996 when the Company had backlog orders representing $7.9 million in sales. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1997, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

Liquidity and Capital Resources

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided from operating activities was $1.6 million for the first half of 1997 compared to $1.7 in 1996. The cash flow from operations remains strong. In spite of the sales growth during the first six months of 1997, accounts receivable showed a modest increase, inventory levels were reduced and control was maintained over costs and expenses.

The Company's bank credit facilities include a revolving credit line which is available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility, which expires April 30, 1998, provides the Company with borrowing availability of $22 million and bears interest equal to the bank's prime rate plus one-quarter percent. It is management's intention to extend the revolving credit facility beyond its current maturity. In accordance with the provisions of Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the Company has classified a portion of the amount outstanding under the agreement as long-term debt in the accompanying financial statements. The credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At June 30, 1997, the interest rate charged on the outstanding balance of this credit line was 8.75%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock and the acquisition of treasury shares is generally restricted, however, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, to date, the Company has acquired approximately 552,000 shares of stock which it holds as treasury shares and are available for reissuance by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares.

Amounts available for borrowing are reduced by the outstanding balance of the Company's import letters of credit. As of June 30, 1997, the Company had utilized approximately $3.5 million of the credit facility for the acquisition of its facility in Ohio and treasury stock purchases and had approximately $502,000 of outstanding import letters of credit. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first half of 1997 and 1996 were approximately $1.4 and $2.8, respectively. The 1997 capital expenditures relate primarily to product tooling, computer equipment and the relocation of the Company's California facility. Approximately $1.7 million of the 1996 capital expenditures were for the acquisition of the Twinsburg, Ohio facility. The balance of the 1996 capital expenditures were primarily for product tooling.

               RISK FACTORS PERTAINING TO THE SECOND QUARTER 1997

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

DEPENDENCE UPON KEY SUPPLIERS

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's products, principally its remote control products, and certain other components used in the Company's products, from a couple of selected sources. The Company continues to develop alternative sources of supply for these components, however, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis or in the quantities necessary to maintain or meet the forecasted requirements. The Company generally maintains inventories of its integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have a material adverse effect on the Company's business and results of operations.

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

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, price reductions by the Company or its competitors, mix of distribution channels through which products are sold, level of product returns, mix of products sold, component pricing, mix of international and North American revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

DEPENDENCE UPON TIMELY PRODUCT INTRODUCTION

The Company's ability to remain competitive in the remote control products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, that new products such as its Producer(TM) series of remote control products will achieve ongoing consumer acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

In addition, the introduction of new products which the Company may introduce in the future may require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

DEPENDENCE ON MAJOR CUSTOMERS

The Company's performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its products to mass merchants, such as Wal-Mart, and to technology oriented business such as companies doing business in the cable and telecommunications industries. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with the United Kingdom, Europe, and Australia currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer may have an adverse affect on the Company's financial condition or results of operations.

LIQUIDITY

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund its currently anticipated cash needs, however, there can be no assurances that this will occur. Moreover, while it is the Company's present intention to extend its existing revolving credit facility beyond the facility's current maturity, until such an extension is formally executed, there can be no assurances that such an extension will occur or that, if extended, it will be done upon terms and conditions that are no less favorable than those under the current facility, although management knows of no reason why any such extension would not occur on terms and conditions acceptable to management.

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

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (A)      Exhibits                                                 Page
                 ---      --------                                                 ----
                          11.1     Statement re:  Computation of Per                14
                          Share Earnings (filed herewith).

                 (B)      Reports on Form 8-K

                          There were no reports on Forms 8-K filed during the quarter ended June 30, 1997.

                 (C)      Exhibit 27 Financial Data Schedule                        15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          (Registrant) Universal Electronics Inc.

Date:   August 13, 1997            /s/David M. Gabrielsen
                                   --------------------------------
                                   David M. Gabrielsen
                                   President and Chief Executive
                                   Officer

Date:   August 13, 1997            /s/Dennis P. Mansour
                                   --------------------------------
                                   Dennis P. Mansour
                                   Corporate Controller