Form 10-Q
period 1997-09-30
UNIVERSAL ELECTRONICS INC
filed 1997-11-14
CIK 101984

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ to ______

                         Commission File Number: 0-21044

                           UNIVERSAL ELECTRONICS INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          33-0204817
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


1864 ENTERPRISE PARKWAY WEST, TWINSBURG, OHIO                       44087
(Address of principal executive offices)                          Zip Code)

                                  330-487-1110
              (Registrant's telephone number, including area code)

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                                 No
             -----                                                  -----
                             ---------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,311,538 shares of the Company's Common Stock, $.01 par value, were outstanding at November 12, 1997

--------------------------------------------------------------------------------
          INDEX OF EXHIBITS TO THIS QUARTERLY REPORT APPEARS ON PAGE 14

This quarterly report on Form 10-Q contains 17 pages of which this is page 1.

                           UNIVERSAL ELECTRONICS INC.
                           --------------------------


                                      INDEX
                                      -----


                                                                      Page
                                                                      ----

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheet                          3
                    Consolidated Statement of Income                    4
                    Consolidated Statement of Cash Flows                5
                    Notes to Consolidated Financial Statements          6

Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 7

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              14

Signature                                                              15

Item 1.  Consolidated Financial Statements


                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS
                                     ------

                                               SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                                                1997 (1)            1996            1996 (1)
                                                --------            ----            --------


Current assets:
  Cash and cash equivalents                      $    231         $    510         $    722
  Accounts receivable                              27,824           20,163           20,877
  Inventories                                      27,002           21,208           31,230
  Refundable income taxes                               2                1              -
  Prepaid expenses                                  3,805            3,330            4,207
  Deferred income taxes                             1,423            1,943            4,329
                                                 --------         --------         --------
    Total current assets                           60,287           47,155           61,365

Equipment, furniture, and
 fixtures, net                                      7,438            6,697            7,231

Deferred income taxes                               4,209            4,209              -
Other assets                                        1,419            1,390              996
                                                 --------         --------         --------

   Total assets                                  $ 73,353         $ 59,451         $ 69,592
                                                 ========         ========         ========


                                        LIABILITIES AND STOCKHOLDERS EQUITY
                                        -----------------------------------

Current liabilities:
  Revolving credit facility                      $  3,247         $    -           $  6,996
  Accounts payable                                 14,079            7,171            8,050
  Accrued income taxes                                168              198              134
  Accrued compensation                              1,008              519              248
  Other accrued expenses                            3,223            2,753            1,887
                                                 --------         --------         --------
    Total current liabilities                      21,725           10,641           17,315
                                                 --------         --------         --------

Long-term debt                                      5,330            3,183            4,594

Stockholders' equity:
  Capital stock                                        68               68               68
  Paid-in capital                                  54,162           53,951           53,917
  Currency translation adjustment                     (72)             (25)             (20)
  Retained (deficit)                               (4,578)          (5,773)          (3,688)
  Cost of common stock held
   in treasury                                     (3,282)          (2,594)           2,594
                                                 --------         --------         --------
    Total stockholders'
      Equity                                       46,298           45,627           47,683
                                                 --------         --------         --------
    Total liabilities and
      Stockholders' equity                       $ 73,353         $ 59,451         $ 69,592
                                                 ========         ========         ========




(1) Unaudited

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts) (Unaudited)




                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                      1997             1996             1997              1996
                                      ----             ----             ----              ----

Net Sales                           $ 33,499         $ 25,641         $ 79,810         $ 69,073

Cost of sales                         23,208           18,870           55,479           49,835
                                    --------         --------         --------         --------

Gross profit                          10,291            6,771           24,331           19,238

Selling, general and
administrative expenses                8,333            6,482           22,138           19,668
                                    --------         --------         --------         --------
Operating income (loss)                1,958              289            2,193             (430)

Interest expense                         183              213              386              557

Interest income                           (3)              (6)             (11)             (26)

Other (income)expenses, net              (49)             (83)             (22)            (221)
                                    --------         --------         --------         --------

Income (loss) before income
taxes                                  1,827              165            1,840             (740)

Income tax (expense) benefit            (640)             (53)            (644)             530
                                    --------         --------         --------         --------

Net (income)loss                    $  1,187         $    112         $  1,196         $   (210)
                                    --------         --------         --------         --------

Net (income)loss
per share                           $   0.19         $   0.02         $   0.19         $  (0.03)
                                    --------         --------         --------         --------

Weighted average common and
common stock equivalents
outstanding                            6,359            6,855            6,306            6,760
                                    ========         ========         ========         ========




The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)(Unaudited)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1997             1996
                                                                          --------         --------
Cash provided by (used for) operating activities:
  Net income (loss)                                                       $  1,195         $   (210)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                            1,532            1,192
    Deferred income taxes                                                      521             (627)
    Issuance of common stock for
    Retirement plan                                                             73              -
    Issuance of treasury stock for
    Directors compensation                                                      45              -
  Changes in operating assets and Liabilities:
    Receivables                                                             (8,158)           5,469
    Inventories                                                             (5,770)            (982)
    Other assets                                                              (492)          (2,063)
    Payables and accruals                                                    8,316           (3,383)
    Accrued income taxes                                                       (21)             641
                                                                          --------         --------
Net cash (used for) provided by
Operating activities                                                        (2,759)              37
                                                                          --------         --------

Cash used for investing activities:
  Acquisition of fixed assets                                               (2,183)          (3,185)
  Trademarks                                                                  (113)            (155)
  Repayments from employees for Common
  Stock purchases                                                              109              -

Net cash used for investing activities                                      (2,187)          (3,340)
Cash provided by financing activities:
  Short-term bank borrowings                                                31,424           46,259
  Short-term bank payments                                                 (28,178)         (45,383)
                                                                          --------         --------
  Long-term debt                                                             2,147            4,594
                                                                          --------         --------
  Treasury stock purchased                                                    (688)           2,594
  Proceeds from stock options
    Exercised                                                                   28              295
Net cash provided by financing
activities                                                                   4,731            3,171
                                                                          --------         --------

Effect of exchange rates on cash                                               (66)             (18)
                                                                          --------         --------

Net decrease in cash and cash
equivalents                                                                   (279)            (150)

Cash and cash equivalents at beginning
of period                                                                      510              872
                                                                          --------         --------
Cash and cash equivalents at end of
period                                                                    $    231         $    722
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

INVENTORIES
-----------

Inventories consist of the following (in thousands):





                            September 30,   December 31,   September 30,
                                1997           1996           1996
                            -------------------------------------------

Components                    $ 9,293        $ 8,155        $13,273

Finished goods                 17,709         13,053         17,957
                              -------        -------        -------

     Total inventories        $27,002        $21,208        $31,230
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

     Reclassification
     ----------------

     Certain prior year amounts have been reclassified to conform with the presentation utilized in the quarter ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the third quarter rose 30.6% to a record $33.5 million from $25.6 million from the same quarter last year. Net income increased to $1.19 million, or $0.19 per share from $0.1 million, or $0.02 per share for the third quarter of 1996.

Net sales for the first nine months of 1997 reached a record $79.8 million, up 15.5% from $69.1 million for the same period a year earlier. Net income for the first three quarters of 1997 was $1.2 million or $0.19 per share, compared to a net loss of $0.2, or $0.03 per share for the corresponding period last year.

Net sales in the Company's retail businesses (Domestic Retail, International Retail and Private Label) totaled $17.0 million in the third quarter of 1997, compared to $20.0 million for the same period of 1996, a 14.9% decrease. On a year-to-date basis, the Company's retail businesses' net sales decreased 5.6% to $44.1 million from $46.7 million. Domestic retail net sales were down 18.4% to $7.8 million for the 1997 third quarter compared to $9.6 in 1996, while its net sales for the nine months ended September 30, 1997 were $22.3 million, down 7.0% from $24.0 million of a year earlier. Increased competition, resulting in declining volume and market share and decreasing pricing are the major factors contributing to the decreases in this business. International retail sales were flat for the quarter ended September 30, 1997 at $5.3 million when compared to the last years' third quarter. International Retail's net sales for the nine months ended September 30, 1997 were down by 8.1% to $13.2 million from $14.4 million in 1996. Inventory reduction by some of the major European customers has caused the decline in the international sales. Private label net sales were $3.8 million for the third quarter compared to $5.1 million in 1996. The decline experienced during the third quarter principally represents a shift in the timing of shipments from the prior year. Year to date net sales were $8.6 million or 2.8% greater than the $8.4 million for the same period of 1996.

Third quarter net sales in the Company's technology businesses (Cable, Cable OEM, OEM) were $16.5 million in 1997, increasing 190.5% from $5.7 million in the third quarter of 1996. For the first nine months of 1997, the Company's technology businesses' net sales were $35.7 million, compared to $22.3 million in the corresponding period of 1996, an increase of 59.7%. The increase in the technology businesses continues to be driven primarily by the Company's strengths in the subscription broadcasting market. Sales for the 1997 quarter were 323.1% greater than in the same period the prior year, while year to date 1997 net sales were up by 102.1% over the nine month period for 1996.

Gross margins were 30.7% in the third quarter 1997 compared to 26.4% in the third quarter of 1996, and 30.5% for the nine months ended September 30, 1997 compared to 26.9% for the same period of 1996. Retail gross margins improved on a year to year basis from 26.8% to 30.3% for the third quarter in 1996 and 1997, respectively, and from 26.8% to 30.6% for the nine months ended September 30, 1996 and 1997, respectively. Domestic retail gross profit margins improved in 1997 to 22.4% for the quarter versus 17.1% for the same period of 1996. The nine month margins were 24.0% in 1997 and 16.3% in 1996, respectively. The margin improvement is principally due to component and packaging cost savings and control implemented by management during the year. The international retail gross profit margins improved slightly in the 1997 third quarter to 47.3% from 47.1% the year earlier. The 1997 nine month margins also showed improvement, increasing to 46.5% from 44.9% in 1996. Again, favorable component costs was the primary factor contributing to the improvement for the international business. Private label gross profit margins declined slightly during the quarter and on a year to date basis primarily due to sales mix of product.

The technology businesses gross profit margins improved during the three months ended September 30, 1997 at 31.1% compared to 24.9% in 1996. The nine month gross margins were 30.4% and 27.3% for 1997 and 1996 respectively. Product mix and component cost savings were the most significant contributors to these improvements.

Selling, general and administrative expenses were $8.3 million or 24.9% of net sales and $6.5 or 25.3% of net sales for the quarters ended September 30, 1997 and 1996, respectively. In the nine months ended September 30, 1997, the selling, general and administrative expenses were $22.1 million or 27.7% of net sales as compared to $19.7 million or 28.5% of net sales in the same period for 1996. While selling, general and administrative expense dollars show an increase for both the quarter and nine months ended September 30, 1997 over 1996, the Company's selling, general and administrative expenses as a percentage of sales actually decreased for such periods due to management's continuing focus on cost control and savings.

Operating income for the third quarter was $2.0 million in 1997 as compared to $0.3 million in 1996. The nine months ended September 30, 1997 reflected an increase in operating income from the prior year reaching $2.2 million in 1997 from a loss of $0.4 a year earlier.

The Company's retail businesses reflected a operating loss of $0.7 million in the third quarter of 1997, compared to operating income of $0.3 million for the same period of 1996. Year-to-date operating losses in the Company's retail businesses were $2.7 million in 1997 compared to $2.6 million in 1996. Domestic retail operating losses for the quarter were flat compared to the prior year at $1.2 million, while the nine month year to date losses were reduced by 28.3% to $3.2 million versus $4.5 million for the same period in 1996. The previously discussed improvements in gross margins and cost control are the primary factors leading to the reduction in the losses. International retail operating income was down for the third quarter to $0.3 in 1997 from $0.7 the year earlier. International operating income for the 1997 year to date was $0.2 million compared to $1.1 for the nine month period ended in 1996. The principal reason for the drop in the operating income from international business is the decrease in the European sales. Private label operating income decreased for the quarter and year to date primarily due to the product mix for the sales in the periods. Operating income was $0.2 million and $0.8 million for the quarters ended 1997 and 1996, respectively, and $0.3 million and $0.9 million for the nine months 1997 and 1996 respectively.

Third quarter operating income in the Company's technology businesses was $2.9 million in 1997 up from breakeven in the third quarter of 1996. For the first nine months of 1997, the Company's technology businesses' operating income was $5.2 million compared to $2.2 million in the corresponding period of 1996. As discussed previously, the increase in the technology businesses continues to be driven primarily by the Company's strengths in the subscription broadcasting market.

The Company recorded interest expense of approximately $386,000 related to borrowings under its revolving credit line for the first nine months of 1997 compared to approximately $557,000 for the same period of 1996. The decrease is the result of a lower average outstanding balance. However, the interest rate on the borrowing increased in 1997 compared to the same period in 1996.

Income tax expense was approximately $644,000 for the first three quarters of 1997 as compared to a benefit of approximately $530,000 for the same period of 1996. The 1996 benefit includes the recognition of certain research and development credits and deferred state income taxes not previously provided for.

Backlog

As of the end of the third quarter of 1997, the Company had backlog orders of $16.0 million. This reflects an increase of 110.5% as of the same date in 1996 when the Company had backlog orders representing $7.6 million in sales.

Liquidity and Capital Resources

The Company's principal sources of funds are its operations and bank credit facilities. Cash used for operating activities was $2.8 million for the first nine months of 1997 compared to $37,000 provided from operations in 1996. The use of cash for the nine months ended September 30, 1997 reflects the buildup of inventories and accounts receivable which the Company believes are normal as it enters its holiday seasonal sales period.

The Company's bank credit facilities include a revolving credit line, which is available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility, which expires April 30, 1998, provides the Company with borrowing availability of $22 million and bears interest equal to the bank's prime rate plus one-quarter percent. It is management's intention to extend the revolving credit facility beyond its current maturity. In accordance with the provisions of Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," the Company has classified a portion of the amount outstanding under the agreement as long-term debt in the accompanying financial statements. The credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At September 30, 1997, the interest rate charged on the outstanding balance of this credit line was 8.75%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock and the acquisition of treasury shares is generally restricted, however, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, to date, the Company has acquired approximately 552,000 shares of stock which it holds as treasury shares and are available for reissuance by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares.

The outstanding balance of the Company's import letters of credit reduces amounts available for borrowing. As of September 30, 1997, the Company had utilized approximately $5.3 million of the credit facility for the acquisition of its facility in Ohio and treasury stock purchases and had approximately $252,000 of outstanding import letters of credit. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures for the nine months ended September 30, 1997 and 1996 were approximately $2.2 and $3.2, respectively. The 1997 capital expenditures relate primarily to product tooling, computer equipment and the relocation of the Company's California facility. Approximately $1.7 million of the 1996 capital expenditures were for the acquisition of the Twinsburg, Ohio facility. The balance of the 1996 capital expenditures were primarily for product tooling.


                RISK FACTORS PERTAINING TO THE THIRD QUARTER 1997

The Company cautions that the following important factors, among others (including but not limited to factors mentioned from time to time in the Company's reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

BACKLOG
-------

Although the Company believes current orders to be firm and expect that substantially all of the backlog will be shipped in 1997, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

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

DEPENDENCE UPON CONSUMER PREFERENCE
-----------------------------------

The Company is susceptible to fluctuations in its businesses based upon consumer demand for its products. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to such fluctuation in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for the Company's products.

DEPENDENCE ON FOREIGN MANUFACTURING
-----------------------------------

Third-party manufacturers located in foreign countries manufacture substantially all of the Company's remote controls products. The Company's arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have a material adverse effect on the Company's business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because numerous other manufacturers are available to fulfill the Company's requirements, however, the loss of any of the Company's major manufacturers could adversely affect the Company's business until alternative manufacturing arrangements are secured. In addition to continuing to seek out alternative and additional third party manufacturers both domestically and abroad, the Company manufactures a small amount of its remote controls in-house. Such in-house manufacturing, however, does not presently reduce its dependence on its third party manufacturers. Nor would it be sufficient to offset the interruptions which would occur in the event of a loss of any one of more of its manufacturers.

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

DEPENDENCE ON MAJOR CUSTOMERS
-----------------------------

The Company's performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its products to mass merchants, such as Wal-Mart and K-mart, and to technology oriented business such as Primestar and other companies doing business in the cable and telecommunications industries. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with the United Kingdom, Europe, and Australia currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer may have an adverse affect on the Company's financial condition or results of operations.

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

In addition, any new products which the Company may introduce in the future may require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

GROSS MARGIN FLUCTUATIONS
-------------------------

Gross profit margins will fluctuate due to a variety of factors, including, among other things, shifts in product mix, changes in product pricing, fluctuations in manufacturing and freight costs, and changes in customer mix.

LIQUIDITY
---------

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

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS
-------------------------------------------

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations. In addition, the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. Factors such as quarterly variations in financial results could aversely affect the market price of the Company's common stock and cause it to fluctuate substantially. In addition, the Company may from time to time (i) increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

GENERAL ECONOMIC CONDITIONS
---------------------------

General economic conditions, both domestic and foreign, have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, such conditions could have an adverse effect on the Company's business. Moreover, operating its business in countries outside of the United States exposes the Company to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency are risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse affect on the Company's international operations, and consequently on the Company's business, operating results and financial condition as a whole.

PART II.         OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 28, 1997. The following individuals were elected to the Company's Board of Directors to hold office until the Annual Meeting of Stockholders to be held in 1998 or until election and qualification of their successors.

                  Nominee                    In Favor      Withheld
                  -------                    --------      --------

                  Class I Directors
                  -----------------
                  Paul D. Arling            4,993,469       583,990

                  David M. Gabrielsen       4,993,919       583,540

                  Mark S. Kopaskie          4,994,219       583,240

                  Class II Directors
                  ------------------
                  F. Rush McKnight          4,994,619       582,840

The results of the voting ratifying and approving the Universal Electronics Inc. 1996 Stock Incentive Plan were as follows:

                          In Favor      Opposed      Abstained
                          --------      -------      ---------
                          4,403,632     1,152,012      21,815

The results of the voting ratifying the appointment of Price Waterhouse as the Company's independent accountants for the year ending December 31, 1997 were as follows:

                          In Favor      Opposed      Abstained
                          --------      -------      ---------
                          5,526,849      41,435        9,175


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (A)  Exhibits Page

                          11.1 Statement re: Computation of Per 14 Share Earnings (filed herewith).

                 (B) Reports on Form 8-K

                          There were no reports on Forms 8-K filed during the quarter ended September 30, 1997.

                 (C)  Exhibit 27 Financial Data Schedule

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     (Registrant) Universal Electronics Inc.


Date:   November 14, 1997            /s/ Paul D. Arling
                                     ---------------------------
                                     Paul D. Arling
                                     Senior Vice President and
                                     Chief Financial Officer