Form 10-K405
period 1997-12-31
UNIVERSAL ELECTRONICS INC
filed 1998-03-30
CIK 101984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    (MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO _________________.


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 487-1110

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)
                             -------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  X        No
                                              ---          ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant on February 27, 1998, determined using the per share closing sale price thereof on the National Market of The NASDAQ Stock Market of $11.438 on that date, was approximately $72,038,388.

         As of February 27, 1998, 6,345,455 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.
                             --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on May 27, 1998 are incorporated by reference into Part III of this Form 10-K.

            Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1997.

                           UNIVERSAL ELECTRONICS INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

       ITEM                                                               PAGE
      NUMBER                                                             NUMBER
      ------                                                             ------

                                     PART I

        1           Business                                                1

        2           Properties                                              7

        3           Legal Proceedings                                       8

        4           Submission of Matters to a Vote of Security Holders     9



                                     PART II

        5           Market for Registrant's Common Stock and Related
                    Stockholder Matters                                    11

        6           Selected Consolidated Financial Data                   12

        7           Management's Discussion and Analysis of Financial      13
                    Condition and Results of Operations

        8           Financial Statements and Supplementary Data            19

        9           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                    37



                                    PART III

        10          Directors and Executive Officers of the Registrant     38

        11          Executive Compensation                                 38

        12          Security Ownership of Certain Beneficial Owners        38
                    and Management

        13          Certain Relationships and Related Transactions         38



                                     PART IV

        14          Exhibits, Financial Statement Schedules and Reports    38
                    on Form 8-K

                    Signatures                                             39

                    Exhibit Index                                          41

PART I

ITEM 1.  BUSINESS

                     BUSINESS OF UNIVERSAL ELECTRONICS INC.

         Universal Electronics Inc. was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices of the Company are located at 1864 Enterprise Parkway West, Twinsburg, Ohio 44087, and its telephone number is (330) 487-1110. During 1998, the Company will move its headquarters to its Cypress, California facility, located at 6101 Gateway Drive, Cypress, California 90630, telephone number (714) 820-1000. As used herein, the terms "Universal" and the "Company" refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.


         Universal develops and markets easy-to-use, preprogrammed universal remote controls principally for home video and audio entertainment equipment. The Company sells its remote control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcast industry. During 1997, the Company also sold its remote control products domestically and internationally under the One For All(R) brand name. The Company also markets a line of home automation products under the Eversafe(R) brand name, principally a universal garage door opener. A further discussion of the Company's business and its direction follows in the subsection entitled "1997 DISCONTINUATION".

                          GENERAL BUSINESS INFORMATION

         Universal has developed a broad line of easy-to-use, preprogrammed universal remote control products which are marketed principally for home video and audio entertainment equipment through various channels of distribution, including domestic retailers, international retailers, private label customers, OEMs, cable operators and others in the subscription broadcast industry. Generally, consumers seeking to replace lost or broken remotes or to eliminate multiple remotes are the primary purchasers of the Company's remote controls, which are capable of controlling from one to eight video and audio devices. The Company believes that its universal remote controls can operate virtually all infrared remote controlled TVs, VCRs, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

         The Company believes its remote control products incorporate certain significant technological advantages. First, the Company has compiled an extensive library of over 60,000 infrared codes, which the Company believes is larger than any other existing library of infrared codes for the operation of home video and audio devices sold worldwide. The Company's library is updated on a daily basis to add infrared codes used in newly introduced video and audio devices. Second, the Company's proprietary software and know-how permit infrared codes to be compressed before being loaded into a Read Only Memory ("ROM"), Random Access Memory ("RAM") or an electronically erasable ROM ("E2") chip. This provides significant cost and space efficiencies that enable the Company to include more codes in the limited memory space of the chip than are included in similarly priced products of competitors. Third, the Company has a patented technology that provides the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. This technology utilizes both RAM and E2 chip technologies.

                                    PRODUCTS

Universal Remote Controls

         The Company's family of universal remote controls covers a broad spectrum of suggested prices and performance capabilities. The Company sells its remote controls through a number of retailers and service centers under the One For All brand name and to cable operators under the Uniwand(R) brand name (but see the discussion pertaining to the Company's business and its direction in the subsection entitled "1997 DISCONTINUATION"). In addition, the Company sells customized products to retailers, consumer electronic accessory suppliers, private label customers, OEMs, cable operators, and others in the subscription broadcast industry for resale under their respective brand names. Under the One For All brand name, the Company markets remote controls capable of controlling from one to eight video and audio devices, including, but not limited to, TVs, VCRs, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, and surround sound systems.

         Each of the Company's remotes is designed to simplify the use of video and audio devices. To appeal to the mass market, the number of buttons is minimized to include only the most popular functions. The Company's universal remotes are also designed for ease of initial set-up. For most of the Company's products, the consumer simply inputs a three-digit code for each video or audio device to be controlled. Each remote contains either a RAM, a ROM, or a combination of ROM and E2 chips. The RAM and the ROM and E2 combination products allow the remote to be upgraded with additional codes.

         In the private label, OEM and subscription broadcast industries, the Company sells its universal remote controls and proprietary technologies to consumer electronic accessory suppliers and selected retailers for resale under their respective brand names. The line of products the Company sells under private label and to OEMs is similar in breadth to the One For All line. By providing its remote control technology in many forms, including finished remote control products, integrated circuits, or custom software packages, the Company can meet the needs of these customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate the Company's technology. This line includes a product which enhances the features of electronic program guides by enabling consumers to record programs for future viewing after identifying their selection in the electronic program guide.

         The Company introduced its first product, the One For All, in 1987. In the United States and European markets, One For All brand name products accounted for 45.1%, 57.3%, and 49.5% of the Company's sales for the years ended December 31, 1997, 1996 and 1995, respectively.

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

         The Company also markets a line of home automation products under the Eversafe brand name. Throughout 1997, the Company discontinued much of its product offerings under this line and focused its attention on its universal garage door opener products which contain technology under license from an unrelated third party.

         The Company also offers a variety of remote control products designed for the cable industry, which are sold to multiple system operators ("MSOs") under the Uniwand(R) brand name and under private labels. These remotes include the features important to cable operators and are customized to include the cable operators' brand names and logos as well as special dedicated "tune-in" keys for selected premium channels such as HBO(R), Showtime(R) and Encore(R). Such keys provide the cable operator the added value of built-in advertising for continued use of the subscription channels.

                           DISTRIBUTION AND CUSTOMERS

         The Company's products are sold to a wide variety of customers in numerous distribution channels. The Company sells remote control products or licenses its proprietary technologies to OEMs for packaging with their products. The Company also sells private label remote controls to consumer electronics accessory manufacturers and selected retailers for resale under their respective brand names. Internationally, the Company sells its remotes under the One For All brand name to retailers and on a private label basis to other customers through its foreign subsidiaries and distributors. In the United States, its products are sold to retailers and service centers under the One For All brand name (but see the discussion pertaining to the Company's business and its direction in the subsection entitled "1997 DISCONTINUATION"). The Company also sells its products under the Uniwand brand name or as customized remotes to cable operators for sale or rental to their subscribers. The Eversafe line of products is sold to retailers in the United States such as hardware cooperatives, mass merchandisers, and home centers.

         For the year ended December 31, 1997, sales to Wal-Mart accounted for approximately 13.0% of the Company's net sales for the year. While management considers the Company's relationships with each of its customers to be good, the loss of any one key customer could have a material adverse effect on the Company's results of operations. The Company does not have long-term purchase contracts with any of its customers and most of the Company's customers operate on a purchase order basis.

International Retail


         Throughout 1997, the Company continued its sales and marketing efforts in Australia, Mexico and selected countries in Europe, East Asia and South America. As part of these efforts, the Company has three foreign subsidiaries, Universal Electronics B.V., (formerly One For All B.V.), a Netherlands company, and One For All GmbH, established in Germany, and One For All (UK) Ltd., a company established in the United Kingdom. In 1996 and 1997, a third party distributor was used in the United Kingdom. In February 1998, the Company, through its Dutch subsidiary, acquired substantially all of this distributor's assets which were used in its remote control distribution business and obtained an agreement from this distributor and its principal owner to not compete against the Company for a period of up to three (3) years. In addition to these subsidiaries, the Company utilizes third party distributors in various European and South American countries and in Mexico. The Company's Canadian sales will be impacted by the discontinuation of the North American retail line of business discussed below (see "1997 DISCONTINUATION").


Private Label

         As a supplier of technology to private label customers, the Company is able to achieve greater distribution of its proprietary technology in the retail market by distributing to additional retail outlets. During 1997, the Company continued efforts to improve product cycles and planning to better meet the needs of its customers.

Cable and Cable OEM

         During 1997, the Company provided MSOs with customized remote controls to complement services offered to their customers, such as the interactive electronic programming guide. The Company also sells its remotes to manufacturers of cable converters for resale with their products. The Company is continuing to expand its marketing efforts to other MSOs providing cable services in Canada, Australia and throughout Europe. In addition, the Company will focus on improving its manufacturing process to more efficiently and timely provide products to these cable customers.

OEM

         During 1997, the Company continued pursuing a further penetration of the OEM market in the Far East and Europe. Since 1993, the Company has been working with a major Japanese supplier of dedicated remote controls to large consumer electronics manufacturers, which the Company believes has enabled it to reach a much larger audience of OEM customers with whom the Company does business.

North American Retail

         In December 1997, the Company announced its decision to discontinue its North American retail line of business. The discontinuation of this business will occur over the first half of 1998 and the Company will continue to support its retail customers through the transition period. The Company plans to continue supplying remote control products to several mass merchandisers on a direct import basis. The Company believes that this strategy will allow it to reduce its overhead and create a profitable new marketing channel for its products. As a part of its discontinuation, the Company will close its facility in Twinsburg, Ohio, with the exception of its customer phone service center that will continue to support ongoing customer relationships. Upon the closing of its Twinsburg, Ohio facility, the Company's headquarters will relocate to its Technology Center in Cypress, California (see also "1997 DISCONTINUATION").

                          CONSUMER SERVICE AND SUPPORT

         Throughout 1997, the Company continued its strategy to review its customer support program and modified its "help line" service such that the majority of calls received are directed through its automated "conversant" system. Live agent help is still available in certain circumstances. In 1998, the Company will continue to review these programs to determine their value in enhancing and improving the sales of the Company's products. Over the years, the Company has determined that providing this "help line" service is not necessary to achieve successes in the sales and marketing of its products. In addition, the Company has observed that most of its competitors have dramatically reduced, and in some cases, entirely eliminated customer support services for its remote control products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added.

                    RAW MATERIALS AND DEPENDENCE ON SUPPLIERS

         During 1997, the Company utilized third-party manufacturers in the Far East, Mexico and the United States to produce its remote control products and home automation products. Commencing in 1996, the Company began a program to reduce its dependence on any one supplier of its remote control and home automation products in an attempt to stabilize its sources for products and negotiate more favorable terms with its suppliers. The number of third party suppliers that provided the Company in excess of 10% of the Company's remote control and home automation products were four, three and two for 1997, 1996 and 1995, respectively. As in the past, the Company will continue to evaluate alternative and additional sources of supply.

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

                       PATENTS, TRADEMARKS AND COPYRIGHTS


         The Company owns a number of United States and foreign patents relating to its products and technology and has filed applications for other patents that are pending and has obtained copyright registration for various of its proprietary software and libraries of infrared codes. The lives of the Company's patents will continue for a variety of terms ranging from ten to 15 years. While the Company follows the practice of obtaining patents or copyright registration on new developments whenever advisable, in certain cases, the Company has elected common law trade secret protection in lieu of obtaining such protection. In the Company's opinion, engineering and production skills and experience are of more importance to its market position than are patents and copyrights. The Company further believes that none of its business is dependent to any material extent upon any single patent or trade secret or group of patents or trade secrets. The names of most of the Company's products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging from ten to 20 years, which terms are renewable as long as the trademarks continue to be used. Management regularly renews those registrations deemed by it to be important to the Company's operations.


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

                                     BACKLOG


         As of December 31, 1997, the Company had backlog orders representing approximately $14.8 million in net sales compared to approximately $14.7 million in net sales at December 31, 1996. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1998, there can be no assurance that such orders will be shipped. The Company believes that backlog is not a meaningful indicator of its future performance.


                                   COMPETITION

         The Company's principal competitors in the retail and private label markets for universal remote controls are currently RCA, Sony and Philips. The Company's principal competitors in the OEM market are the original equipment manufacturers themselves. The market for home automation devices is fragmented, consisting of a few large and many small competitors operating in relatively small markets. The Company has a small share of the home automation market. The Company competes in its markets on the basis of product quality, product features, price, and customer and consumer support. The Company believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of the Company's competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that the Company will remain competitive in the future.

                      ENGINEERING, RESEARCH AND DEVELOPMENT

         During 1997, the Company's engineering efforts focused on modifying existing products and technology to improve their features and lower their costs, and to develop measures to protect the Company's proprietary technology and general know-how. In addition to taking steps intended to control costs by improving operating efficiencies and systematizing its operations, the Company continued to update its library of infrared codes daily to include codes for features and devices newly introduced both in the United States and internationally and for uncommon devices. New infrared codes are identified by the Company through many of its activities. The Company also continually explores ways to improve its software to preprogram more codes into its memory chips and to facilitate the upgrading of its remote control products.

         Also during 1997, the Company's research and development efforts continued to focus on the development of new and innovative remotes with enhanced capabilities, as well as new applications of remote control technology. Work on new applications to be used within the information superhighway continued as the Company increased the number of customers with whom it worked in this area.

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

         The Company's engineering, research and development facility, which moved to Cypress, California in March 1997, had approximately 74 full-time employees at December 31, 1997. The Company's expenditures on engineering, research and development in 1997, 1996 and 1995 were $5.1 million, $2.6 million, and $2.3 million, respectively, of which approximately $1,072,000, $288,000, and $268,000, respectively, was for research and development.

                              ENVIRONMENTAL MATTERS

         The Company believes it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During the years ended December 31, 1997, 1996 and 1995, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company's earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon the capital expenditures, earnings or financial condition of the Company.

                                    EMPLOYEES


         At December 31, 1997, the Company employed approximately 264 employees, of whom 58 were in engineering, research and development, 38 in sales and marketing, 75 in consumer service and support, 61 in operations and warehousing and 32 in executive and administrative staff. As a result of the Company's discontinuation (see "1997 DISCONTINUATION"), the Company anticipates that by the end of the 1998 second quarter, the number of employees will be reduced to approximately 166. None of the Company's employees is subject to a collective bargaining agreement or is represented by a union. The Company considers its employee relations to be good.


                               FOREIGN OPERATIONS

         Financial information relating to the Company's foreign operations for the years ended December 31, 1997, 1996 and 1995, is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-NOTE 13".

                              1997 DISCONTINUATION

         In December 1997, the Company announced its decision to discontinue its North American One For All retail line of business and the current distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company will continue to supply remote control products to several mass merchandisers on a direct import basis. The Company plans to close the Twinsburg, Ohio facility, with the exception of its customer service phone center, and move its headquarters to its Technology Center in Cypress, California during the second quarter of 1998. The pre-tax discontinuation charge of $14,811,000 taken in the fourth quarter of fiscal year 1997 primarily relates to severance and employee benefit costs ($2,866,000), the write-down of inventories to their net realizable value ($3,892,000), the write-down of fixed assets to be disposed of to their estimated fair market value ($1,738,000), the write-down of accounts receivable and intangibles to their net recoverable value ($2,500,000 and $460,000, respectively) and other costs related to the disposition of the assets ($3,355,000). After an income tax benefit of $5,036,000, this action reduced fiscal year 1997 earnings by $9,775,000 or $1.55 per share. (See also DISTRIBUTION AND CUSTOMERS - North American Retail).

                               1995 RESTRUCTURING

         In January 1995, the Company restructured the way in which its domestic retail sales are made. In the first quarter of 1995, the Company began phasing out most of its employee retail sales force and began utilizing third party sales representatives to effect the sale of the Company's branded remote control products to retailers throughout the United States. Each of the sales representatives was assigned a given territory and was asked to sign an agreement which set forth the terms and conditions of appointment. The Company believes that the terms and conditions of such agreements were standard for the industry. The terminated employees received a severance package which included a combination of salary, commission when applicable, and all employee benefits received during the normal course of employment for a period of time ranging from one to four months based on years of service. In addition, the Board of Directors of the Company replaced the President and Chief Executive Officer on January 24, 1995. The former President and Chief Executive Officer's severance package included a combination of salary and all employee benefits received during the normal course of employment until December 31, 1995. As a result of this restructuring, the Company recorded a pre-tax charge of approximately $977,000 to net income in the first quarter of 1995.


ITEM 2.  PROPERTIES


         The Company's headquarters, which were purchased in February 1996, are located in Twinsburg, Ohio. As a result of the Company's discontinuation, (see "1997 DISCONTINUATION") the Company plans to sell its Twinsburg, Ohio facility and relocate its headquarters to its Cypress, California facility during the first half of fiscal year 1998. The Company utilizes the following office and warehouse facilities:


                                                                       Square
Location                    Purpose or Use                             Feet          Status
--------------------------- ------------------------------------------ ------------- --------------------------

Twinsburg, Ohio             Corporate headquarters and warehouse        57,600       Owned

Cypress, California         Engineering, research and development       30,768       Subleased, expires
                                                                                     December 31, 1998 (see
                                                                                     discussion below)

Enschede, Netherlands       European headquarters and consumer           7,500       Leased, expires upon 6
                            support                                                  months notice


         In March 1997, the Company entered into a sublease for its engineering, research and development facilities which replaced the facilities located in Anaheim, California. This sublease is set to expire on December 31, 1998. On November 1, 1997, the Company entered into a lease with the owner of the Cypress, California facility (the "Lease"). The Lease will commence on January 1, 1999 so long as certain conditions precedent as set forth in the lease are satisfied. Once commenced, the Lease will expire on December 31,

2002 unless the Company exercises its option to extend the Lease for an additional period of five (5) years. The Company's headquarters will be relocated to its Cypress, California facility during the second quarter of 1998. The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-NOTE 10" for additional information regarding the Company's obligations under leases.



ITEM 3.  LEGAL PROCEEDINGS

         On November 22, 1993, the Company filed an action against the United States, Universal Electronics Inc. v. The United States, Case No. 93-11-00740, with the United States Court of International Trade seeking a ruling regarding the correct classification under the United States Harmonized Tariff Schedule with respect to duties levied in connection with the importation of certain of the Company's multi-brand remote control products. Trial was completed in the second week of January 1996 and on March 7, 1996, judgment was entered for the United States. On April 30, 1996, the Company filed an appeal with the United States Court of Appeals for the Federal Circuit and on April 24, 1997, the judgment rendered against the Company was affirmed. The Company did not pursue further appeals and thus, the decision of the Appellate Court became final. Throughout this litigation (including the pendency of the appeal), the Company has been paying duties at the higher rate claimed by the government.


         On July 26, 1995, an ex-employee, Robert D. Gordon, filed suit against the Company and two of its employees in the Court of Common Pleas in Summit County, Ohio, Robert D. Gordon v. Universal Electronics Inc., et. al., Case No. CV 95 07 2602, alleging age discrimination in employment, wrongful discharge and conspiracy to discriminate. On August 6, 1996, the Company's motion for summary judgment was granted. In September 1996, Gordon filed a notice of appeal in the Court of Appeals, Ninth Appellate District, Summit County, Ohio, and on October 1, 1997, the entry of summary judgment in favor of the Company was affirmed. Mr. Gordon did not pursue any further appeals and thus, the decision of the Appellate Court became final.

         On December 20, 1995, Jasco Products Co., Inc. filed a breach of contract action against the Company in the U.S. District Court for the Western District of Oklahoma, Jasco Products Co., Inc. v. Universal Electronics Inc., Case No. CIV-95-1988T, alleging that the Company is in breach of warranties with respect to product delivered by the Company, has failed to return certain tooling and must continue providing telephonic customer support. On January 5, 1996, the Company filed a breach of contract action against Jasco Products Co., Inc. in the U.S. District Court for the Northern District of Ohio, Universal Electronics Inc. v. Jasco Products Co., Inc., Case No. 5:96CV0029, alleging that Jasco has failed to pay for product delivered to and received by them. In the first quarter of 1996, these two cases were consolidated, with the Ohio matter being transferred to Oklahoma. In January 1997, the Company amended its complaint against Jasco by adding allegations that Jasco defrauded the Company in connection with and in addition to breaching its agreement with the Company. On January 23, 1998, Jasco's motion for partial summary judgment was granted with respect to the Company's fraud claim. In February 1998, the Company filed a motion seeking to amend its answer by adding additional affirmative defenses. Trial has been set for July 1998 with respect to this matter. Throughout this litigation, the Company has vigorously denied liability. Jasco has admitted owing monies to the Company, but it seeks to offset these amounts against amounts that it believes to be owed it by the Company.

         On August 7, 1996, Sentry Switch Inc. filed suit against the Company in the Court of Common Pleas, Hamilton County, Ohio, Sentry Switch Inc. v. Universal Electronics Inc., Case No. A 96-04394, alleging that the Company has failed to pay for product delivered to and received by the Company. On January 28, 1998, the parties entered into a Release and Settlement and this matter was dismissed with prejudice.

         On March 25, 1997, Furst Energy Incorporated and David A. Benoit Inc. filed suit against the Company in the United States District Court for the District of New Jersey, Furst Energy Incorporated and David A.

Benoit v. Universal Electronics Inc., Case No. 97CV1479(JEI), alleging that the Company misappropriated certain proprietary ideas and trade secrets, committed fraud and constructive fraud, made negligent misrepresentations, engaged in unfair competition, tortiously interfered with Furst's and Benoit's business and breached a contract with them. On August 29, 1997, the Court granted the Company's motion to dismiss Furst's and Benoit's claims for tortious business interference, fraud and constructive fraud. In addition, the Company filed its answer denying all claims and has and will continue to vigorously defend against them.


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

                      EXECUTIVE OFFICERS OF THE REGISTRANT*

         The following table sets forth certain information concerning the executive officers of the Company as of February 28, 1998.

               NAME                          AGE                POSITION
               ----                          ---                --------

         Paul D. Arling**                    35        Senior Vice President and Chief Financial Officer

         Richard A. Firehammer, Jr.**        40        Vice President, General Counsel and Secretary

         David M. Gabrielsen                 40        Chairman and Chief Executive Officer

         Camille Jayne                       45        President and Chief Operating Officer

         Dennis P. Mansour**                 45        Corporate Controller

         Joseph E. Miketo**                  41        Senior Vice President of Operations


                               -----------------

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

** Each of Messrs. Arling, Firehammer, Mansour and Miketo have been notified that their employment with the Company will be terminated during the 1998 second quarter as a part of the Company's discontinuation (see "1997 DISCONTINUATION").

         Paul D. Arling has been Senior Vice President and Chief Financial Officer of the Company since May 1996. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products) with the most recent being Acting Chief Financial Officer. Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania in 1985 and an MBA from the Wharton School of the University of Pennsylvania in 1992.

         Richard A. Firehammer, Jr., Esq. has been General Counsel of the Company since October 1993, Secretary since February 1994 and Vice President since May 1997. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm, Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He is admitted to the Bars in the State of Illinois and the State of Ohio. Mr. Firehammer is also a certified public accountant. He received a BS degree from Indiana University and a JD degree from Whittier College School of Law.

         David M. Gabrielsen has been Chief Executive Officer of the Company since January 1995, President from January 1995 to February 1998, and prior to that, he served as the Company's Executive Vice President and Chief Operating Officer, a position he assumed upon joining the Company in December 1994. From 1989 to December 1994, Mr. Gabrielsen served in various capacities at Mr. Coffee, inc. (a manufacturer of home coffee and tea makers and filters), including Executive Vice President and Chief Operating Officer. He received a BBA degree from Siena College.

         Camille Jayne has been President and Chief Operating Officer of the Company since February 2, 1998 and prior to that, she was President and Chief Executive Officer of The Jayne Group (a consulting firm specializing in the development, introduction and operation of digital cable TV products and services) and a Senior Partner at BHC Consulting (a business management and market research firm). Prior to The Jayne Group and BHC, Ms. Jayne was Senior Vice President in charge of the digital TV business unit at Tele-Communications, Inc. (TCI). She holds both a BA and Masters degree from Stanford University and an MBA from the University of Michigan.

         Dennis P. Mansour, CPA has been the Corporate Controller of the Company since August 1995. From July 1990 to July 1995, he served as Corporate Controller and Treasurer of HMI Industries, Inc. (a manufacturer of consumer floor care products) Prior to joining HMI, Mr. Mansour was with Coopers & Lybrand, certified public accountants, in various capacities. Mr. Mansour received a BBA degree from the University of Michigan.

         Joseph E. Miketo has been Senior Vice President of Operations of the Company since March 1998 and Vice President of Operations since January 1997. Prior to that he served as the Company's Vice President of Manufacturing and Distribution and Vice President of Customer Service and Distribution since joining the Company in February 1995. From January 1993 to February 1995, he worked for Morrison Ink, a national manufacturer of printing ink, as Technical Director and then as Vice President of Operations. He holds a BS degree in Chemical Engineering from the Rose-Hulman Institute of Technology.

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

         The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Company's common stock, as reported on the National Market of The NASDAQ Stock Market:

                                            1997                                1996
                               ------------------------------------------------------------------
                                   High               Low               High              Low
                               --------------     -------------    ----------------   -----------
           First Quarter              $6-1/8            $4-1/2           $11-3/4         $7-3/8
           Second Quarter              6-7/8             4-1/4                12          9-3/8
           Third Quarter             8-11/16            6-3/16            11-1/2          5-7/8
           Fourth Quarter             10-7/8             8-1/8             6-1/4          5-3/8


         Stockholders of record on December 31, 1997 numbered approximately 226.

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

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         Year Ended December 31,
                                            ------------------------------------------------------------------------------
                                                1997            1996             1995            1994              1993
                                                ----            ----             ----            ----              ----
                                                          (in thousands, except percentages and per share data)



Net sales                                   $   114,338       $ 98,589       $   105,090      $    95,939      $    89,001

Operating income (loss)                     $    (9,289)      $ (4,098)      $     1,179      $   (18,232)     $     7,673

Net income (loss)                           $    (6,518)      $ (2,295)      $       320      $   (12,833)     $     4,899

Net income (loss) per share:
       Basic                                $     (1.04)      $  (0.34)      $      0.05      $     (1.91)     $      0.87

       Diluted                              $     (1.04)      $  (0.34)      $      0.05      $     (1.91)     $      0.83

Weighted average common
  stock outstanding:
       Basic                                      6,282          6,661             6,744            6,708            5,659
                                            ===========       ========       ===========      ===========      ===========

       Diluted                                    6,282          6,661             6,778            6,708            5,884
                                            ===========       ========       ===========      ===========      ===========

Unit sales                                       15,912         15,093            15,612           12,732            7,932

Gross margin                                       31.1%          24.9%             29.3%            17.3%            42.5%

Selling, general and administrative
  as a percentage of sales                         26.3%          29.0%             27.3%            36.3%            33.9%


Net income to sales                                (5.7%)         (2.3%)             0.3%           (13.4%)            5.5%

Return on average assets                          (10.8%)         (3.5%)             0.4%           (17.1%)            9.8%

Working capital                             $    29,350       $ 36,515       $    43,996      $    45,433      $    60,433

Ratio of current assets to liabilities              2.3            4.4               3.2              2.8              6.1

Total assets                                $    61,138       $ 59,451       $    70,105      $    75,270      $    74,863

Long-term debt                                        -       $  3,183                 -                -                -

Stockholders' equity                        $    38,887       $ 45,627       $    50,238      $    49,803      $    62,831

Book value per share                        $      6.16       $   7.16       $      7.44      $      7.39      $      9.47

Ratio of liabilities to liabilities and
 stockholders' equity                              36.4%          23.3%             28.3%            33.8%            16.1%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated.


                                                                        Year Ended December 31,
                                                               ---------------------------------------
                                                                    1997         1996         1995
                                                               ------------- ------------ ------------

Net sales                                                             100.0%        100.0%      100.0%
Cost of sales                                                          68.9          74.0        70.7
Inventory write-down                                                      -           1.1           -
                                                               ------------- ------------- -----------
         Gross profit                                                  31.1          24.9        29.3
Total operating and administrative expenses                            26.3          29.0        27.3
Restructuring expense                                                     -             -         0.9
Loss from discontinuation of North American
   Retail Business                                                     12.9             -           -
                                                               ------------- ------------- -----------
         Operating income (loss)                                       (8.1)         (4.1)        1.1
Interest expense (income)                                               0.6           0.8         1.0
Other expense (income)                                                 (0.1)         (0.3)       (0.4)
                                                               ------------- ------------- -----------
         Income (loss) before income taxes                             (8.6)         (4.6)        0.5
Provision (benefit) for income taxes                                   (2.9)         (2.3)        0.2
                                                               ------------- ------------- -----------
Net income (loss)                                                      (5.7%)        (2.3%)       0.3%

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales in 1997 were $114.3 million compared to $98.6 million in 1996. During 1997, sales of branded remote control products in the United States accounted for approximately 25.0% of total sales compared to 34.3% in 1996. Revenues for sales of domestic cable and OEM products were approximately 43.2% of total revenues for 1997, compared to 29.4% in 1996. Private label sales were approximately 9.8% of total revenues during 1997 and 10.7% of total revenues during 1996. International sales accounted for approximately 17.4% of the total 1997 revenues compared to 23.0% in 1996. Revenues generated from Eversafe products accounted for approximately 3.1% of total 1997 revenues compared to 2.6% in 1996. The decrease in the branded remote control product sales was principally due to unit volume decreasing by approximately 27.5% from the 1996 level. Private label revenues increased 6.8% as compared to 1996 driven principally by increases in volume of unit sales. The increase in sales of cable and OEM products as a percentage of total net sales was primarily due to new remote control business with providers of satellite broadcast services and the acceptance of the new line of cable remotes which were introduced during the fourth quarter of 1996. Unit sales increased by 25% over 1996 and revenues increased by 65% compared to 1996 in the cable and OEM businesses. The international total revenues decreased 7.9% as compared to 1996, principally due to volume decreases. Eversafe sales showed an improvement due to strong sales of the garage door product line.

         The Company's gross profit margin in 1997 was 31.1% compared to a gross margin of 24.9% in 1996. The improvement in margin was principally due to improved margins for the Company's cable and OEM products. Product cost savings and a new line of lower cost and more efficient integrated circuits added to the margin improvements. In 1996, a pre-tax charge of $1.1 million associated with the write-down of certain microprocessors used in the One For All branded products reduced the margins for that year. During 1997, the Company was able to utilize the bulk of these computer chips in new product, resulting in a modest improvement in margins over 1996. In addition to the factors discussed here, gross profit margin is affected by many factors including, among other things, competitive market pressures, shifts in product mix, fluctuations in manufacturing and freight costs, changes in customer mix and aggressive consumer promotions.

         Selling, general and administrative expenses during 1997 decreased compared to 1996 as a percentage of sales to 26.3% in 1997 from 29.0% in 1996. The decrease as a percentage of sales is principally due to the increased net sales for the year. Advertising and telephone expenses for 1997 decreased by approximately $1.5 and $0.5 million, respectively when compared to 1996. These decreases were offset, however, by cost increases for payroll and depreciation expense. The reduction in advertising costs resulted from the elimination of certain fourth quarter planned advertising programs for the Company's North American product line following the decision to discontinue this line of business. The telephone expenses were reduced through the negotiation of a more favorable contract with the Company's long distance carrier and the conversion to an automated attendant for certain of the calls to the Company's customer service center. The payroll increases were attributable primarily to the Company's technology and engineering activities. Depreciation expense increased due to the reduction made by the Company in the estimated useful life for tooling from five to three years.

         In December 1997, the Company announced its decision to discontinue its North American One For All retail line of business and the current distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company will continue to supply remote control products to several mass merchandisers on a direct import basis. The Company plans to close the Twinsburg, Ohio facility, with the exception of its customer service phone center, and move its headquarters to its Technology Center in Cypress, California during the second quarter of 1998. The pre-tax discontinuation charge of $14,811,000 taken in the fourth quarter of fiscal year 1997 primarily relates to severance and employee benefit costs ($2,866,000), the write-down of inventories to their net realizable value ($3,892,000), the write-down of fixed assets to be disposed of to their estimated fair market value ($1,738,000), the write-down of accounts receivable and intangibles to their net recoverable value ($2,500,000 and $460,000, respectively) and other costs related to the disposition of the assets ($3,355,000). After an income tax benefit of $5,036,000, this action reduced fiscal year 1997 earnings by $9,775,000 or $1.55 per share.

         Interest expense decreased by $132,000 in 1997 to $636,000. This decrease is due to reduced borrowing under the Company's revolving credit agreement. The Company recorded interest income of approximately $9,000 and $44,000 in 1997 and 1996, respectively.

         The Company had an effective income tax rate for 1997 of 34.3%. The difference in the rate as compared to the US statutory rate of 34% is primarily due to the impact of state income taxes.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Net sales in 1996 were $98.6 million compared to $105.1 million in 1995. During 1996, sales of branded remote control products in the United States accounted for approximately 34.3% of total sales compared to 33.3% in 1995. Revenues for sales of domestic cable and OEM products were approximately 29.4% of total revenues for 1996, compared to 36.1% in 1995. Private label sales were approximately 10.7% and 10.6% in 1996 and 1995, respectively.
International sales accounted for approximately 23.0% of the total 1996 revenues compared to 17.7% in 1995. Revenues generated from Eversafe products accounted for approximately 2.6% of total 1996 revenues compared to 2.3% in 1995. The decrease in sales of cable and OEM products as a percentage of total net sales was primarily due to the anticipated loss of two customers in the first quarter of the year and a delay in the introduction of the new line of cable remotes until the fourth quarter of 1996. Competitive and consumer pricing pressures throughout 1996 resulted in modest increases for the domestic branded remote revenues. The international revenues improved both from volume increases as well as changes in product mix toward higher-end remotes with expanded features and higher average selling prices.

         Domestic net unit sales of all remote control products decreased 5.5% when compared to 1995 and represented 86.6% of 1996 net unit sales. This decrease was a result of a decrease in the cable and OEM unit sales that were down by 11.5% due to the loss of the two customers as was discussed in the preceding paragraph. International unit sales in 1996 increased by 17.0% compared to 1995 and amounted to 11.2% of the total unit sales. The increase in international unit sales primarily reflects an increase in product category awareness. Unit sales for Eversafe products during 1996 were approximately the same as in 1995.

         As expected, the Company's average domestic retail sales price decreased in 1996 primarily due to consumer demand for lower-priced remote controls, competitive pressures and the sales of lower-priced products that were subject to the 1994 write-down of slow moving inventory. Additionally, with the introduction of the new line of One For All branded remotes in June, special programs were developed to sell off the remaining inventories of the older products. The majority of the slow moving inventory subject to the 1994 write-down has now been disposed of, with the balance to be sold off during 1997.

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

         Interest expense decreased by $282,000 in 1996 to $768,000. This decrease is due to reduced borrowing under the Company's revolving credit agreement and the lower interest rate in effect for the year as a result of the new credit agreement entered into in November 1995. The Company recorded interest income of approximately $44,000 and $40,000 in 1996 and 1995, respectively.

         The Company had an effective income tax rate for 1996 of 50.0%. This rate exceeded the 34% United States statutory rate as a result of the recognition of previously unrecorded deferred state income taxes and federal research and development tax credits.

                         LIQUIDITY AND CAPITAL RESOURCES


         During 1995, the Company entered into a $22 million revolving credit agreement with The Provident Bank. The interest rate on this credit agreement, which expires April 30, 1998, was The Provident Bank's prime rate (8.50% at December 31, 1997) plus one-quarter percent. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants, restrictions on repurchase of common stock and other restrictions. The outstanding balance of the Company's import letters of credit reduces amounts available for borrowing under this credit facility. The Company pays a commitment fee of a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. The revolving credit facility is secured by a pledge of the Company's accounts receivable, inventory, equipment, and general intangibles as collateral. At December 31, 1997 the Company's borrowing under this revolving credit facility approximated $7.2 million. The Company and The Provident Bank have discussed the renewal of the revolving credit facility upon its expiration in April 1998. And on March 18, 1998, the Company and The Provident Bank agreed to amend the current credit facility. By this Amendment, the amount available to the Company for borrowing would be reduced to $15 million, certain financial covenants would be modified, and the method and rates of interest to be charged for borrowings would be The Provident Bank's prime rate of interest plus one-quarter of one percent. The Company believes that this Amendment will be finalized before this facility expires on April 30, 1998. Until this Amendment is finalized, the Company is in default of certain of the financial covenants contained in the existing credit facility. Assuming that the Amendment is finalized before April 30, 1998 under terms at least as favorable to those discussed herein, the Company believes that the amount available to it under this revolving credit facility should be sufficient to meet the planned operating needs of the Company during 1998.

         Cash used for operating activities was $0.2 million for 1997. Cash provided by operating activities was $8.6 million in 1996 and $7.7 million in 1995. In 1997, the primary contributor to the change in cash position was an increase in accounts receivable of approximately $8.7 million. The outstanding balance on the Company's revolving credit agreement increased $4.1 million and the full balance has been classified as current based on the April 1998 maturity date. Open market purchases of the Company's common shares under a program announced in 1996 amounted to approximately $0.7 million during 1997.


         Capital expenditures in 1997, 1996 and 1995 were approximately $2.7 million, $3.4 million, and $2.8 million, respectively. The Company has currently budgeted approximately $2.3 million in capital expenditures for 1998.

         The Company's working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 1997, the Company had $29.4 million of working capital compared to $36.5 million at December 31, 1996. The reduction in working capital is principally due to the decreases discussed above. The Company believes that internally generated cash, continued savings through the Company's restructuring efforts and funds available from its borrowing capacity will be sufficient to fund current business operations as well as anticipated growth at least through the end of 1998.

                                     OUTLOOK

         The Company's focus in 1998 is to continue to seek ways to increase its customer base worldwide, particularly in the areas of subscription broadcasting (including cable and cable OEM customers) and its international retail business. In addition, the Company will increase its focus on creating new applications for its proprietary and/or patented technologies in the consumer electronics OEM market and computer/internet control markets.

         The Company will also continue in 1998 to control its overall cost of doing business. Management believes that improvements to its gross margins and reductions in its selling, general and administrative costs can be accomplished through the discontinuation of its North American One For All business and its continuing efforts to modify its product design and improve its purchasing efforts.

         In addition, during 1998, management will continue to pursue its overall strategy of seeking out ways to operate all aspects of the Company more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities.

         Many existing computer systems and software programs currently in use are coded to accept only two digit entries in the date code field. These systems and programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company is currently evaluating the potential impact of the Year 2000 issue on its information systems and products. The Company does not currently anticipate that it will incur material expenditures to modify or replace applications in order to ensure that its systems and products are Year 2000 compliant. Although the Company believes that it is taking appropriate precautions against disruptions of its systems and products due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. Furthermore, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the Year 2000 issue. Any resulting system or product failures or interruptions at the Company or its suppliers or customers could have a material adverse effect on the Company's business, financial condition and operating results.

         While management believes that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including continued acceptance of the Company's technology and products, the impact of competitive pressures, including products and pricing, locating and finalizing acceptable acquisition targets and/or strategic partners, the availability of financing for acquisitions on terms acceptable to the Company, fluctuations in currency exchange rates, the execution of the amendment and extension of the Company's credit facility, the consolidation of and new competition experienced by members in the cable industry, principally from satellite and other similar broadcast providers, general economic and stock market conditions and other risks which are otherwise set forth in this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission, including without limitation, the section entitled "Risk Factors Pertaining to the [ ] Quarter" contained within the Company's Quarterly Reports on Form 10-Q which are filed with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
         Report of Independent Accountants                                                 20

         Consolidated Balance Sheet at December 31, 1997 and 1996                          21

         Consolidated Statement of Operations for the years                                22
           ended December 31, 1997, 1996 and 1995

         Consolidated Statement of Stockholders' Equity for the years                      23
           ended December 31, 1997, 1996 and 1995

         Consolidated Statement of Cash Flows for the years                                24
           ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements                                        25


         Consolidated Financial Statements Schedules:

                  Schedules for the years ended December 31, 1997, 1996 and 1995

                                    II - Valuation and Qualifying Accounts
                                         and Reserves                                      40


                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Universal Electronics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page 19 present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP


Cleveland, Ohio
January 21, 1998,
except for Note 5, as
to which the date is
March 18, 1998.

                           UNIVERSAL ELECTRONICS INC.

                           CONSOLIDATED BALANCE SHEET

                                                                               DECEMBER 31,
                                                                      --------------------------------
                                                                          1997                1996
                                                                      ------------        ------------
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents                                           $  1,096,611        $    510,471
  Accounts receivable                                                   26,049,309          20,162,976
  Inventories                                                           16,639,394          21,208,007
  Refundable income taxes                                                    5,318               1,413
  Prepaid expenses and other current assets                              1,054,887           3,329,584
  Deferred income taxes                                                  5,026,924           1,942,875
  Assets held for sale                                                   1,729,000                   -
                                                                      ------------        ------------
   Total current assets                                                 51,601,443          47,155,326

Equipment, furniture and fixtures                                        3,950,220           6,697,155
Patents and trademarks                                                     459,673             900,115
Other assets                                                               474,708             488,612
Deferred income taxes                                                    4,652,372           4,209,319
                                                                      ------------        ------------
   Total assets                                                       $ 61,138,416        $ 59,450,527
                                                                      ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Revolving credit facility                                           $  7,236,766        $          -
  Accounts payable                                                       7,775,133           7,171,130
  Accrued income taxes                                                     100,629             197,280
  Accrued compensation                                                     713,942             518,808
  Accrued discontinuation expenses                                       3,928,933                   -
  Other accrued expenses                                                 2,495,779           2,752,978
                                                                      ------------        ------------
   Total current liabilities                                            22,251,182          10,640,196
                                                                      ------------        ------------

Long Term Debt                                                                   -           3,183,475

Stockholders' equity:
  Preferred stock, $.01 par value, 624,512 shares
     authorized; none issued or outstanding                                      -                   -

  Common stock, $.01 par value, 20,000,000
   shares authorized; 6,854,410 and 6,787,025 shares issued and outstanding at December 31, 1997 and 1996
                                                                            68,544              67,870

  Paid-in capital                                                       54,454,040          53,950,430
  Currency translation adjustment                                          (73,261)            (25,084)
  Accumulated deficit                                                  (12,290,972)         (5,772,610)
                                                                      ------------        ------------
                                                                        42,158,351          48,220,606
Less cost of common stock held in treasury,
   542,211 and 415,000 shares in 1997 and 1996                           3,271,117           2,593,750
                                                                      ------------        ------------
   Total stockholders' equity                                           38,887,234          45,626,856
                                                                      ------------        ------------
   Total liabilities and stockholders' equity                         $ 61,138,416        $ 59,450,527
                                                                      ============        ============

   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   Year Ended December 31,
                                                   -------------------------------------------------------
                                                       1997                  1996                1995

                                                   -------------        -------------        -------------

Net sales                                          $ 114,338,420        $  98,588,738        $ 105,089,836

Cost of sales                                         78,727,146           72,943,343           74,273,775

Inventory write-down                                           -            1,112,041                    -
                                                   -------------        -------------        -------------

Gross profit                                          35,611,274           24,533,354           30,816,061

Selling, general and administrative expenses          30,089,673           28,631,064           28,660,433

Restructuring expense                                          -                    -              977,000

Loss from discontinuation of North
 American Retail Business                             14,810,957                    -                    -
                                                   -------------        -------------        -------------

Operating income (loss)                               (9,289,356)          (4,097,710)           1,178,628

Interest expense                                         636,089              767,500            1,049,457

Interest income                                           (8,594)             (44,133)             (40,443)

Other expense (income)                                       587             (234,486)            (375,712)
                                                   -------------        -------------        -------------

Income (loss) before taxes                            (9,917,438)          (4,586,591)             545,326

Provision (benefit) for income taxes                  (3,399,075)          (2,291,844)             225,799
                                                   -------------        -------------        -------------

Net income (loss)                                  $  (6,518,362)       $  (2,294,747)       $     319,527
                                                   =============        =============        =============

Net income (loss) per share:
     Basic                                         $       (1.04)       $       (0.34)       $        0.05
                                                   =============        =============        =============

     Diluted                                       $       (1.04)       $       (0.34)       $        0.05
                                                   =============        =============        =============
Weighted average common stock
  outstanding:
     Basic                                             6,282,031            6,661,285            6,744,731
                                                   =============        =============        =============
     Diluted                                           6,282,031            6,661,285            6,777,731
                                                   =============        =============        =============



   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                          CURRENCY
                             COMMON STOCK           TREASURY STOCK                        TRANSLA-                         TOTAL
                         -----------------       --------------------                       TION                           STOCK-
                         SHARES     AMOUNT       SHARES        AMOUNT      PAID-IN         ADJUST-      ACCUMULATED       HOLDERS'
                                                                           CAPITAL          MENT          DEFICIT          EQUITY
                         ------     ------       ------        ------      -------         -------      -----------       --------
  Balance at December
  31, 1994              6,741,578   $67,416       -          $   -        $53,495,985      $36,871      $ (3,797,390)   $49,802,882


  Stock options
  exercised                 9,320        93       -              -              54,190       -               -               54,283

  Repayment of loans
  by employees for
  purchases of Common
  Stock                   -          -            -              -              73,166       -               -               73,166

  Translation
  adjustment              -          -            -              -             -           (11,851)          -              (11,851)

  Net Income              -          -            -              -             -             -               319,527        319,527
                        ---------   -------    --------      -----------   -----------    --------     -------------    -----------
  Balance at December
  31, 1995              6,750,898    67,509       -              -          53,623,341      25,020        (3,477,863)    50,238,007

  Stock options
  exercised                23,391       234       -              -             142,518       -               -              142,752

  Purchase of
  treasury shares         -          -         (415,000)      (2,593,750)      -             -               -           (2,593,750)

  Additional shares
  issued for employee
  retirement plan          12,736       127       -              -             109,189       -               -              109,316

  Repayment of loans
  by employees for
  purchases of Common
  Stock                   -          -            -              -              75,382       -               -               75,382

  Translation
  adjustment              -          -            -              -             -           (50,104)          -              (50,104)

  Net Loss                -          -            -              -             -             -            (2,294,747)    (2,294,747)
                        ---------   -------    --------      -----------   -----------    --------     -------------    -----------
  Balance at December
  31, 1996              6,787,025    67,870    (415,000)      (2,593,750)   53,950,430     (25,084)       (5,772,610)    45,626,856

  Additional shares
  issued for employee
  retirement plan          20,760       208          -               -         129,033         -               -            129,241

  Stock options
  Exercised                46,625       466            -             -         264,023         -               -            264,489

  Purchase of
  treasury shares                              (136,600)        (736,048)            -         -              -            (736,048)

  Shares issued to
  Directors                                       9,389           58,681         1,319         -              -              60,000

  Repayment of loans
  by employees for
  purchases of Common
  Stock                   -          -              -            -             109,235         -              -             109,235


  Translation
  adjustment              -          -            -              -             -           (48,177)           -             (48,177)

  Net Loss                -          -            -              -             -               -          (6,518,362)    (6,518,362)
                        ---------   -------    --------      -----------   -----------    --------     -------------    -----------

  Balance at December
  31, 1997              6,854,410   $68,544    (542,211)     $(3,271,117)  $54,454,040    $(73,261)    $ (12,290,972)   $38,887,234
                        =========   =======    ========      ===========   ===========    ========     =============    ===========

   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                   1997               1996                 1995
                                                              ------------        ------------        ------------
Cash provided by (used for) operating activities:
  Net income (loss)                                           $ (6,518,362)       $ (2,294,747)       $    319,527
  Adjustments to reconcile net income (loss) to net
  cash used for operating activities:
   Depreciation and amortization                                 2,131,179           1,646,766           1,315,806
   Provision for doubtful accounts                                 350,000             232,769             298,703
   Discontinuation expense                                      14,810,957                   -                   -
   Inventory write-down                                                  -           1,112,041                   -
   Deferred income taxes                                        (3,531,008)         (2,452,028)            (77,234)
   Issuance of common stock for retirement plan                    129,241             109,316                   -
   Issuance of treasury shares to Directors                         60,000                   -                   -
   Changes in operating assets and liabilities:
     Accounts receivable                                        (8,736,334)          6,193,730          (9,201,940)
     Inventory                                                     676,397           7,935,572          12,708,501
     Prepaid expenses and other assets                              (3,660)         (1,336,298)           (251,122)
     Accounts payable and accrued expenses                         541,938          (3,260,796)           (515,272)
     Accrued and refundable income taxes                           (96,648)            722,891           3,143,151
                                                              -----------------------------------------------------
   Net cash provided by (used for) operating activities
                                                                  (186,299)          8,609,216           7,740,120
Cash used for investing activities:
  Acquisition of fixed assets                                   (2,739,028)         (3,436,951)         (2,800,576)
  Patents and Trademarks                                          (131,322)           (211,373)           (177,443)
  Employee loan repayments for
   common stock purchases                                          109,235              75,382                   -
                                                              -----------------------------------------------------
   Net cash used for investing activities                       (2,761,115)         (3,572,942)         (2,978,019)

Cash provided by (used for) financing activities:
  Short-term bank borrowing                                     46,766,476          58,506,665          78,589,810
  Short-term bank payments                                     (42,713,186)        (64,626,839)        (83,950,914)
  Long-term debt borrowing                                               -           4,593,751                   -
  Long-term debt repayments                                              -          (1,410,275)                  -
  Deferred financing costs                                               -                   -             (25,000)
  Proceeds from stock options exercised                            264,489             142,752              54,283
  Treasury stock purchased                                        (736,048)         (2,593,750)                  -
                                                              -----------------------------------------------------
   Net cash provided by (used for) financing
   activities                                                    3,581,731          (5,387,696)         (5,331,821)

Effect of exchange rate changes on cash                            (48,177)            (10,350)              1,629
                                                              -----------------------------------------------------

Net increase (decrease) in cash and cash
equivalents                                                        586,140            (361,772)           (568,091)

Cash and cash equivalents at beginning of period                   510,471             872,243           1,440,334
                                                              -----------------------------------------------------

Cash and cash equivalents at end of period                    $  1,096,611        $    510,471        $    872,243
                                                              =====================================================

   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS:

Business

Universal develops and markets easy-to-use, preprogrammed universal remote controls principally for home video and audio entertainment equipment. The Company sells its remote control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcast industry. During 1997, the Company also sold its remote control products domestically and internationally under the One For All(R) brand name. The Company also markets a line of home automation products under the Eversafe(R) brand name, principally a universal garage door opener.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

Patents and Trademarks

Patents and trademarks are amortized over ten years. At December 31, 1997, 1996 and 1995, accumulated amortization was $225,331, $321,980 and $212,203, respectively.

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

Research and Development

Research and development expenditures are expensed as incurred. Research and development expense was $1,072,392, $287,665, and $267,886, for the years ended December 31, 1997, 1996 and 1995, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $577,019, $1,611,841, and $456,987 for the years ended December 31, 1997, 1996 and 1995, respectively.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation utilized in the year ended December 31, 1997.

NOTE 2 - ACCOUNTS RECEIVABLE:

Accounts receivable are expected to be collected within one year and consist of the following:

                                                                DECEMBER 31,
                                                      ----------------------------------
                                                         1997                     1996
                                                      -----------            -----------
         Accounts receivable, gross                   $28,999,857            $20,522,456
         Allowance for doubtful accounts               (2,950,548)              (359,480)
                                                      -----------            -----------
                                                      $26,049,309            $20,162,976
                                                      ===========            ===========

In connection with the 1997 discontinuation discussed in Note 15, the Company increased the allowance for doubtful accounts by $2,500,000.

NOTE 3 - INVENTORIES:

Inventories consist of the following:

                                                             DECEMBER 31,
                                                ------------------------------------
                                                     1997                    1996
                                                ------------             -----------
Components                                      $  6,479,069             $ 8,154,609
Finished goods                                    10,160,325              13,053,398
                                                ------------             -----------
                                                $ 16,639,394             $21,208,007
                                                ============             ===========

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

The One For All retail product inventories were written down by $3,892,000 to their estimated net realizable value as a result of the discontinuation discussed in Note 15.

NOTE 4 - EQUIPMENT, FURNITURE AND FIXTURES:

Fixed assets consist of the following:

                                                                      DECEMBER 31,
                                                         ---------------------------------------
                                                              1997                   1996
                                                         ----------------       ----------------
             Building                                        $         -            $ 2,231,459
             Equipment                                         5,888,306              7,291,484
             Furniture and fixtures                              601,111                628,570
             Leasehold improvements                              463,953                 19,328
                                                         ----------------       ----------------
                                                               6,953,370             10,170,840
             Accumulated depreciation                         (3,018,450)            (3,608,257)
                                                         ----------------       ----------------
                                                               3,934,920              6,562,583
             Construction in Progress                             15,300                134,571
                                                         ----------------       ----------------
                                                             $ 3,950,220            $ 6,697,155
                                                         ================       ================

Depreciation expense was $2,018,979, $1,531,520 and $1,212,325 for the years ended December 31, 1997, 1996 and 1995, respectively.

All fixed assets related to the One For All retail business to be disposed of in connection with the discontinuation discussed in Note 15, were written down to their estimated fair market value and have been classified as assets held for sale in the accompanying balance sheet as of December 31, 1997.


NOTE 5 - REVOLVING CREDIT LINE:


On November 22, 1995, the Company entered into a $22 million revolving credit agreement with The Provident Bank that expires on April 30, 1998. The interest rate on the borrowing is modified periodically based on formulas specified in the agreement and is based on the bank's prime rate (8.50% at December 31, 1997) plus one-quarter percent. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants with limits on its ability to repurchase its stock and other restrictions. At December 31, 1997 the Company was not in compliance with certain of these restrictive covenants but, subsequently, the bank agreed to waive these violations in connection with the Amendment discussed below. The outstanding balance of the Company's import letters of credit reduces amounts available for borrowing under this credit facility. The Company pays a commitment fee of a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. The revolving credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment and general intangibles of the Company. The Company and The Provident Bank have discussed the renewal of the revolving credit facility upon its expiration in April 1998. On March 18, 1998, the Company and The Provident Bank agreed to amend the current credit facility. By this Amendment, the amount available to the Company for borrowing would be reduced to $15 million, certain financial covenants would be modified, and the method and rates of interest to be charged for borrowings would be The Provident Bank's prime rate of interest plus one-quarter of one percent. The Company believes that this Amendment will be finalized before this facility expires on April 30, 1998.


The Company had approximately $7.2 and $3.2 million at December 31, 1997 and 1996, respectively, outstanding under this revolving credit facility provided by The Provident Bank and approximately $0.5 million at December 31, 1997 and 1996 of outstanding import letters of credit. The weighted average interest rate was 8.30% and 7.47% for the years ended December 31, 1997 and 1996, respectively. Interest paid on the revolving credit facilities amounted to $616,239, $780,411, and $1,083,951 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6 - FINANCIAL INSTRUMENTS:

The Company's financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable and accounts payable, as well as obligations under the credit facility described above. The carrying values of these instruments approximate fair value because of their short maturity.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. These contracts are with major financial institutions and the risk of loss due to the financial institutions' nonperformance is considered remote. The gains and losses on these forward contracts are recognized in net income when the underlying foreign currency gain and loss is recognized. At December 31, 1997, the Company had no forward exchange contracts.

NOTE 7 - STOCKHOLDERS' EQUITY:

Loans to Employees for Common Stock Purchases

During 1994, the Company loaned $484,989 to certain of its officers and key employees to enable them to purchase 74,409 shares of the Company's Common Stock on the open market. The principal amount of the loans is due in five years from the inception date, with interest on the loans accruing at the minimum rate required per annum by the Internal Revenue Code and payable at maturity. These loans are reflected as a reduction of Stockholders' Equity and are secured by the Common Stock purchased in accordance with the corresponding Stock Pledge Agreement. The Stock Pledge Agreement in certain instances accelerates debt repayment and provides for the forgiveness of the debt. During 1997, 1996 and 1995, $109,235, $5,600 and $216,769, respectively, was forgiven under the terms of these agreements.

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

Treasury Stock

During 1997, 136,600 shares of common stock were purchased by the Company on the open market at a cost of approximately $730,000 pursuant to a plan announced by the Company in 1996. In September 1996, 415,000 shares were purchased for a cost of $2.6 million. The shares will generally be held by the Company, however, some of these shares will be used by the Company to compensate the outside directors of the Company. During 1997, 9,389 shares were issued to the outside directors.

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

1995 Stock Incentive Plan

On May 19, 1995, the Company's stockholders approved the 1995 Stock Incentive Plan ("1995 Plan"). Under the 1995 Plan, 400,000 shares of Common Stock are available for distribution to the Company's key officers, employees and non-affiliated directors. The 1995 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 19, 2005, unless otherwise terminated by the resolution of the Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1995 plan.

1996 Stock Incentive Plan

On December 1, 1996, the Company's Board of Directors approved the 1996 Stock Incentive Plan ("1996 Plan"). Under the 1996 Plan, 400,000 shares of Common Stock are available for distribution to the Company's key officers and employees. The 1996 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007, unless otherwise terminated by the resolution of the Company's Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1996 plan.


The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plan as options generally are granted at fair market value on the date of the grant. In October 1995, Statement of Financial Accounting No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued. The Company adopted the disclosure requirements of this Statement in 1996 and accordingly, had compensation expense been determined consistent with SFAS No. 123, the Company's 1997 and 1996 net loss and basic and diluted loss per share would have been $6,904,381 and $2,658,136 and $1.10 and $0.40, respectively. The effect on 1995 net income and earnings per share amounts was not material.

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 1997, 1996 and 1995, respectively: risk-free interest rate of approximately 6.38%, 5.86% and 6.08%; expected volatility of approximately 49.38%, 46.95% and 54.98%; and expected life of five years for 1997, 1996 and 1995. The weighted average fair value of the options granted in 1997, 1996 and 1995 was $2.74, $2.61 and $1.90, respectively.


The following table summarizes the changes in the number of shares of Common Stock under option:

                                                                     NUMBER OF SHARES           OPTION PRICE RANGE
                                                                     ----------------          --------------------
Shares subject to option at December 31, 1994                                 267,280             $6.31  -  $13.000
                                                                     ----------------          --------------------


Options granted                                                               295,500            $ 4.31  -  $7.6875

Options exercised                                                              (9,320)           $ 4.31  -  $ 6.658

Options forfeited or expired                                                  (98,605)           $ 4.31  -  $13.000
                                                                     ----------------          --------------------
Shares subject to option at December 31, 1995                                 454,855            $ 4.31  -  $13.000
                                                                     ----------------          --------------------


Options granted                                                               447,500            $5.6875 -  $11.250

Options exercised                                                             (23,391)           $ 4.31  -  $ 6.658

Options forfeited or expired                                                  (75,557)           $ 4.31  -  $13.000
                                                                     ----------------          --------------------
Shares subject to option at December 31, 1996                                 803,407            $ 4.31  -  $13.000
                                                                     ----------------          --------------------


Options granted                                                                95,000            $5.375  -  $10.625

Options exercised                                                             (46,625)           $ 4.31  -  $7.6875

Options forfeited or expired                                                 (126,252)           $ 4.31  -  $13.000
                                                                     ----------------          --------------------
Shares subject to option at December 31, 1997                                 725,530            $ 4.31  -  $13.000
                                                                     ================          ====================

The following table summarizes exercisable options:


                                                                     NUMBER OF SHARES            OPTION PRICE RANGE
                                                                     ----------------          --------------------
Exercisable options at December 31, 1995                                      111,412            $4.31   -  $13.000
                                                                     ================          ====================
Exercisable options at December 31, 1996                                      261,914            $4.31   -  $13.000
                                                                     ================          ====================
Exercisable options at December 31, 1997                                      365,406            $4.31   -  $13.000
                                                                     ================          ====================


Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follows:


      GRANT                OPTIONS             OPTIONS             EXERCISE            VESTING
      DATE                 OUTSTANDING         EXERCISABLE         PRICE               PERIOD
      --------             -----------         -----------         --------            -------
      02/02/93              26,780               26,780            $13.00              25% per year
      08/04/94              20,000               15,000            $  6.31             25%-33% per year
      03/20/95             114,750               63,000            $  4.31             25% per year
      12/15/95              70,000               31,250            $  7.6875           25% per year
      05/28/97              50,000                   -             $  5.5625           25% per year
      01/01/96              50,000               12,500            $  7.6875           25% per year
      12/01/96             270,000              173,335            $  5.6875           33% per year
      All Others           124,000               43,541            $  6.8855           25%-33% per year
                           -------              -------
                           725,530              365,406
                           =======              =======

Options in the all other category were outstanding at prices ranging from $4.31-$10.6250.

NOTE 9 - SIGNIFICANT CUSTOMERS AND SUPPLIERS:

The Company had annual sales to one customer in 1997 and two customers in 1996 and 1995 that individually exceeded 10% of the total Company sales in the years ended December 31, 1997, 1996 and 1995. The sales amounted to $14.8 million in 1997, $12.3 million and $10.5 million, and $12.6 million and $8.2 million, respectively in, 1996 and 1995. Trade receivables with the previously mentioned customers amounted to $3.3 million and $3.0 million at December 31, 1997 and 1996, respectively.

Trade receivables subject the Company to a concentration of credit risk with customers in the retail sector. The risk is limited due to the large number of customers comprising the Company's customer base and the Company's performance of ongoing credit evaluations.

The Company utilizes third-party manufacturers in the Far East, Mexico and the United States to produce its remote control products and home automation products. Commencing in 1996, the Company began a program to reduce its dependence on any one supplier of its remote control and home automation products in an attempt to stabilize its sources for products and negotiate more favorable terms with its suppliers. The number of third party suppliers that provided the Company in excess of 10% of the Company's remote control and home automation products were four, three and two for 1997, 1996 and 1995, respectively.

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

NOTE 10 - LEASES:

The Company leases office and warehouse space and certain office equipment under operating leases. Rental expense under operating leases was $914,712, $793,779, and $1,134,688, for the years ended December 31, 1997, 1996 and 1995, respectively.

The following summarizes future minimum noncancellable operating lease payments at December 31, 1997:

Year ending December 31:                                               AMOUNT
                                                                     ----------
                         1998                                        $  558,152
                         1999                                           514,289
                         2000                                           358,442
                         2001                                           315,584
                         2002 and beyond                                305,068
                                                                     ----------
Total lease commitments                                              $2,051,535
                                                                     ==========

NOTE 11 - EMPLOYEE BENEFIT PLANS:

The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. The Company's match was 25% of participants' contributions for the years ended December 31, 1997, 1996 and 1995 and amounted to $123,911, $134,899, and $96,485, respectively. The Company's match in 1997 and 1996 was in the form of shares of common stock of the Company. In 1995, the matching contribution was in cash.

NOTE 12 - INCOME TAXES:

In 1997, 1996 and 1995, pretax income (loss) was attributed to the following jurisdictions:

                                                                         YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                         1997                      1996                        1995
                                                    -------------               -----------                ------------
Domestic operations                                 $ (10,174,279)              $ (4,867,074)              $   (249,105)

Foreign operations                                        256,841                    280,483                    794,431
                                                    -------------               ------------               ------------
    Total                                           $  (9,917,438)              $ (4,586,591)              $    545,326
                                                    =============               ============               ============

The provision (benefit) for income taxes charged to operations was as follows:


                                                YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                         1997            1996            1995
                                   -------------   ------------    -------------
Current tax expense (benefit):
  U.S. federal                     $        -      $    (49,797)   $    (67,576)
  State and local                        72,720          93,900         140,223
  Foreign                                59,531         118,082         256,976
                                   -------------   ------------    -------------
   Total current                        132,251         162,185         329,623
                                   -------------   ------------    -------------
Deferred tax expense (benefit):
  U.S. federal                       (3,406,385)     (2,286,243)        (31,949)
  State and local                      (124,942)       (167,786)        (71,875)
  Foreign                                   -               -               -
                                   -------------   ------------    -------------
  Total deferred                     (3,531,327)     (2,454,029)       (103,824)
                                   -------------   ------------    -------------
    Total provision (benefit)      $ (3,399,076)   $ (2,291,844)   $    225,799
                                   =============   ============    =============

Deferred tax liabilities (assets) were comprised of the following at December
31:


                                         1997            1996            1995
                                   -------------   ------------    -------------
Depreciation                       $    591,825    $    636,189    $    538,476
                                   -------------   ------------    -------------

Gross deferred tax liabilities          591,825         636,189         538,476
                                   -------------   ------------    -------------

Capitalized packaging costs             (68,897)        (93,979)       (140,217)
Advertising allowance                  (256,447)       (228,739)        (96,242)
Inventory reserves                     (317,573)       (489,398)       (922,835)
Allowance for doubtful
   accounts                            (984,244)       (109,832)       (117,277)
Sales return reserve                   (128,216)       (175,685)       (207,259)
Capitalized inventory costs            (255,304)       (136,540)       (384,696)
NOL and credit carry forwards        (5,265,390)     (5,353,650)     (2,147,903)
Promotional rebate reserve               (4,147)        (12,444)            -
Discontinuation reserves             (2,324,297)            -               -

Other                                  (840,805)       (362,315)       (397,825)
                                   -------------   ------------    -------------
Gross deferred tax assets           (10,445,320)     (6,962,582)     (4,414,254)
                                   -------------   ------------    -------------
Valuation allowance                     174,199         174,199         174,199
                                   -------------   ------------    -------------
                                   $ (9,679,296)   $ (6,152,194)   $ (3,701,579)
                                   =============   ============    =============

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:


                                                  YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                              1997           1996           1995
                                       -----------    -----------    -----------
Tax provision (benefit) at statutory
  U.S. rate                            $(3,371,235)   $(1,559,441)   $   185,411

Increase (decrease) in
tax provision resulting from:
  State and local taxes, net               (76,947)      (304,177)        45,359
  Foreign tax rate differential            (27,795)        22,718         (7,042)
  Tax exempt interest                          -              -              -
  Nondeductible items                       35,908         24,501         22,167
  Research and development credit              -         (349,797)           -
  Other                                     40,993       (125,648)       (20,096)
                                       -----------    -----------    -----------
Tax provision (benefit), as above      $(3,399,076)   $(2,291,844)   $   225,799
                                       ===========    ===========    ===========

Income taxes paid (refunded) were $0, $(48,897), and $(3,185,788), for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has an alternative minimum tax credit carryforward of $278,365 and a federal net operating loss carryforward of $12,811,553 that expire in 2010. The Company also has a research and development credit carryforward of $631,097 which expires in 2006 through 2008. No income taxes have been provided on the undistributed earnings of foreign subsidiaries as the earnings are expected to be permanently reinvested in the foreign operations.

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

The Company's operations by geographic area are presented below:

                                 1997             1996             1995
                            -------------    -------------    -------------
Net Sales
  North and South America   $  95,187,318    $  77,804,806    $  90,934,047
  Europe                       19,151,102       20,783,933       14,155,789
                            -------------    -------------    -------------
                            $ 114,338,420    $  98,588,739    $ 105,089,836
                            =============    =============    =============
Operating Profit
  North and South America   $ (13,530,887)   $  (6,991,052)   $  (1,431,344)
  Europe                        4,241,531        2,893,342        2,609,972
                            -------------    -------------    -------------
                            $  (9,289,356)   $  (4,097,710)   $   1,178,628
                            =============    =============    =============
Identifiable Assets
  North and South America   $  45,948,143    $  51,189,554    $  64,227,365
  Europe                       15,190,273        8,260,973        5,877,493
                            -------------    -------------    -------------
                            $  61,138,416    $  59,450,527    $  70,104,858
                            =============    =============    =============

In addition to the operations of the foreign subsidiaries, the Company had export sales in 1997, 1996 and 1995 of $24,176,276, $11,231,679, and
$13,457,066, respectively. Foreign currency exchange gains (losses) of $(27,364), $42,586, and $10,589, were included in the determination of net income for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows, or financial condition.

NOTE 15 - NORTH AMERICAN RETAIL OPERATIONS

1997 Discontinuation

In December 1997, the Company announced its decision to discontinue its North American One For All retail line of business and the current distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company will continue to supply remote control products to several mass merchandisers on a direct import basis. The Company plans to close the Twinsburg, Ohio facility, with the exception of its customer service phone center, and move its headquarters to its Technology Center in Cypress, California during the second quarter of 1998. The pre-tax discontinuation charge of $14,811,000 taken in the fourth quarter of fiscal year 1997 primarily relates to severance and employee benefit costs ($2,866,000), the write-down of inventories to their net realizable value ($3,892,000), the write-down of fixed assets to be disposed of to their estimated fair market value ($1,738,000), the write-down of accounts receivable and intangibles to their net recoverable value ($2,500,000 and $460,000, respectively) and other costs related to the disposition of the assets ($3,355,000). After an income tax benefit of $5,036,000, this action reduced fiscal year 1997 earnings by $9,775,000 or $1.55 per share.

1995 Restructuring

During 1995, the Company reorganized various aspects of its operations that included work force reductions. The majority of terminated employees received a severance package that ranged from one to four months of compensation based on years of service and employee classification. The Company's former President and Chief Executive Officer received a severance package that expired on December 31, 1995. The severance packages included salary, commission when applicable, and all employee benefits received during the normal course of employment. As a result of this restructuring, the Company's 1995 first quarter earnings included a pre-tax charge of approximately $977,000 ($625,000 or $0.09 per share after tax).

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for the years ended December 31, 1997, 1996, and 1995.

                                                                           1997
                                 -----------------------------------------------------------------------------------------
                                     MARCH 31,             JUNE 30,             SEPTEMBER 30,            DECEMBER 31,
                                 ------------------    ------------------     -------------------    ---------------------
Net sales                              $22,380,250           $23,931,047             $33,498,924              $34,528,199
Gross profit                             6,757,414             7,282,979              10,290,651               11,280,231
Operating income (loss)                   (313,909)              548,511               1,958,168              (11,482,127)
Net income (loss)                         (280,786)              288,488               1,187,387               (7,713,452)
Net income (loss) per share:
     Basic                                  $(0.04)                $0.05                   $0.19                   $(1.23)
     Diluted                                $(0.04)                $0.05                   $0.19                   $(1.23)
Weighted average common
  stock outstanding:
     Basic                               6,313,000             6,266,000               6,261,000                6,296,000
     Diluted                             6,313,000             6,299,000               6,359,000                6,296,000


                                                                           1996
                                 -----------------------------------------------------------------------------------------
                                     MARCH 31,             JUNE 30,             SEPTEMBER 30,            DECEMBER 31,
                                 ------------------    ------------------     -------------------    ---------------------
Net sales                              $21,904,966           $21,526,241             $25,641,152              $29,516,379
Gross profit                             5,842,020             6,624,515               6,770,965                5,295,854
Operating income (loss)                 (1,279,314)              373,874                 165,462               (3,667,232)
Net income (loss)                         (570,152)              247,656                 112,183               (2,084,434)
Net income (loss) per share:
     Basic                                  $(0.08)                $0.04                   $0.02                   $(0.33)
     Diluted                                $(0.08)                $0.04                   $0.02                   $(0.33)
Weighted average common
  stock outstanding:
     Basic                               6,758,000             6,772,000               6,749,000                6,369,000
     Diluted                             6,758,000             6,945,000               6,855,000                6,369,000

                                                                           1995
                                 -----------------------------------------------------------------------------------------
                                     MARCH 31,             JUNE 30,             SEPTEMBER 30,            DECEMBER 31,
                                 ------------------    ------------------     -------------------    ---------------------
Net sales                              $18,573,156           $24,667,322             $30,725,939              $31,123,419
Gross profit                             4,638,547             7,036,591               9,143,269                9,997,655
Operating income (loss)                 (2,795,276)              209,462               2,321,726                2,423,225
Net income (loss)                       (2,453,164)               61,143               1,377,164                1,334,384
Net income (loss) per share:
     Basic                                  $(0.36)                $0.01                   $0.20                    $0.20
     Diluted                                $(0.36)                $0.01                   $0.20                    $0.20
Weighted average common
  stock outstanding:
     Basic                               6,742,000             6,742,000               6,743,000                6,751,000
     Diluted                             6,742,000             6,775,000               6,829,000                6,821,000

In December 1997, the Company announced its decision to discontinue its North American One For All retail line of business and the current distribution channel supported by the operations in the Twinsburg, Ohio facility. As a result, the pre-tax discontinuation charge of $14,811,000 was taken in the fourth quarter of 1997. After an income tax benefit of $5,036,000, this action reduced fiscal year 1997 earnings by $9,775,000 or $1.55 per share.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Items 401 and 405 of Regulation S-K with respect to the directors of the Company will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

(a)(3) LIST OF EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF THE REGULATION S-K ARE INCLUDED AS EXHIBITS TO THIS REPORT: See
                  EXHIBIT INDEX at page 38 to Item 601(a) of this Regulation
                  S-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Twinsburg, State of Ohio on the 27th day of March, 1998.


                           UNIVERSAL ELECTRONICS INC.

                            By:/s/David M. Gabrielsen
                               ----------------------
                               David M. Gabrielsen
                      Chairman and Chief Executive Officer

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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 1998, by the following persons in the capacities indicated.


NAME & TITLE                                           SIGNATURE

Paul D. Arling
Senior Vice President, Chief Financial Officer         /s/Paul D. Arling
and Treasurer and Director                             -------------------------
(Principal Financial Officer)

David M. Gabrielsen                                    /s/David M. Gabrielsen
Chairman and Chief Executive Officer
 and Director                                          -------------------------
(Principal Executive Officer)

Peter L. Gartman                                       /s/Peter L. Gartman
Director                                               -------------------------

Bruce A. Henderson                                     /s/Bruce A. Henderson
Director                                               -------------------------

Camille Jayne                                          /s/Camille Jayne
President and Chief Operating Officer                  -------------------------
and Director

Dennis P. Mansour                                      /s/Dennis P. Mansour
Corporate Controller                                   -------------------------
(Principal Accounting Officer)

F. Rush McKnight                                       /s/F. Rush McKnight
Director                                               -------------------------

William C. Mulligan                                    /s/William C. Mulligan
Director                                               -------------------------

                           UNIVERSAL ELECTRONICS INC.


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               ADDITIONS
                                          BALANCE AT           CHARGED TO            WRITE-OFFS          BALANCE AT
                                         BEGINNING OF           COSTS AND               AND                END OF
           DESCRIPTION                      PERIOD              EXPENSES             DEDUCTIONS            PERIOD
-------------------------------          ------------          ----------            ----------          ------------
Valuation account for accounts
receivable:
   Year Ended December 31, 1997              $359,480             $2,850,000            $258,932           $2,950,548
   Year Ended December 31, 1996              $342,450               $232,625            $215,595             $359,480
   Year Ended December 31, 1995              $496,501               $298,703            $452,754             $342,450

* Doubtful accounts are charged off, net of recoveries, directly to operations.

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                          DOCUMENT DESCRIPTION
       --------     ------------------------------------------------------------
          3.1       Restated Certificate of Incorporation of Universal
                    Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

          3.2 Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

          3.3 Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

        *10.1 Stock Option Agreement dated January 1, 1992 by and between Universal Electronics Inc. and Bruce V. Vereecken (Incorporated by reference to Exhibit 10.11 to the Company's Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

        *10.2 Form of Stock Option Agreement dated July 24, 1992 by and between Universal Electronics Inc. and Michael D. Reilly (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

        *10.3 Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

         10.4 Standard Industrial Lease dated January 24, 1992 by and between Universal Electronics Inc. and RREEF USA Fund II, Inc. (Incorporated by reference to Exhibit 10.24 to the Company's Form S-1 Registration filed on or about June 25, 1993 (File No. 33-65082))

         10.5 Revolving Credit Agreement dated as of June 24, 1993 by and between Universal Electronics Inc. and Society National Bank (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-21044))

         10.6 First Amendment to Revolving Credit Agreement dated June 10, 1994 by and between Universal Electronics Inc. and Society National Bank (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

         10.7 Promissory Note dated June 10, 1994 by and between Universal Electronics Inc. and Society National Bank (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

         10.8 Security Agreement Account Receivable, Inventory and Equipment dated June 30, 1994 by and between Universal Electronics Inc. and Society National Bank (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

         10.9 Lock Box Agreement dated June 30, 1994 by and between Universal Electronics Inc. and Society National Bank (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

        EXHIBIT
         NUMBER                          DOCUMENT DESCRIPTION
       ---------    ------------------------------------------------------------
          10.10     Form of Secured Promissory Note by and between Universal
                    Electronics Inc. and certain employees used in connection with loans made to the employee to enable them to make open market purchases of shares of Universal Electronics Inc.
                    Common Stock (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

          10.11 Form of Stock Pledge Agreement by and between Universal Electronics Inc. and certain employees used in connection with loans made to the employees to enable them to make open market purchases of shares of Universal Electronics Inc. Common Stock (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

          10.12 Second Amendment to Revolving Credit Agreement dated October 10, 1994 by and between Universal Electronics Inc. and Society National Bank (Incorporated by reference to Exhibit
                    10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-21044))

          10.13 Loan and Security Agreement dated November 21, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

          10.14 Copy of Promissory Note dated November 21, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

          10.15 Commercial Letters of Credit Master Agreement dated November 21, 1996 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

          10.16 Intercreditor Agreement dated November 21, 1995 by and between The Provident Bank and Society National Bank and acknowledged and agreed to by Universal Electronics Inc. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

          10.17 Lockbox Service Contract dated November 10, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

         *10.18 Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by referenced to Exhibit B to the Company's Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

         *10.19 Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan ( incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

         *10.20 Form of Stock Option Agreement by and between Universal Electronics Inc. and

        EXHIBIT
         NUMBER                          DOCUMENT DESCRIPTION
       ---------    ------------------------------------------------------------
                    certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan
                    (incorporated by reference to Exhibit 10.21 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1996 filed on March 28, 1997 (File No. 0-21044))

          10.21 First Amendment to Loan and Security Agreement dated July 31, 1996 by and between Universal Electronics Inc. and The Provident Bank (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

          *10.22 Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

          *10.23 Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

          10.24 Sublease dated January 10, 1997 by and between Universal Electronics Inc. and Edgemont Sales Company, a division of IKON Office Solutions, Inc. (incorporated by reference to
                    Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

          *10.25 Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (filed herewith)

          *10.26 Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (filed herewith)

          10.27 Second Amendment to Loan and Security Agreement dated January 24, 1997 by and between Universal Electronics Inc. and The Provident Bank (filed herewith)

          10.28 Lease dated November 1, 1997 by and between Universal Electronics Inc. and Warland Investments Company (filed herewith)

          10.29 Letter Agreement in Principle dated March 18, 1998 by and between Universal Electronics Inc. and The Provident Bank further amending that certain Loan and Security Agreement, as amended (filed herewith)

          11.1 Statement re: computation of per share earnings (filed herewith)

          21.1      List of Subsidiaries of the Registrant (filed herewith)

          23.1      Consent of PRICE WATERHOUSE LLP (filed herewith)

          24.1 Power of Attorney (filed as part of the signature page hereto)

          27.1      Financial Data Schedule (filed herewith)

* Management contract or compensation plan or arrangement identified pursuant to
Item 14(c) of the Form 10-K.