Form 10-Q
period 1998-03-31
UNIVERSAL ELECTRONICS INC
filed 1998-05-15
CIK 101984

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998


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

         Yes   X                                            No
             -------                                            -------

                             ---------------------

Number of shares of Common Stock, $.01 par
value, outstanding at March 31, 1998                 6,366,902
                                                     ---------


--------------------------------------------------------------------------------
        THE INDEX OF EXHIBITS TO THIS QUARTERLY REPORT APPEARS ON PAGE 12

                           UNIVERSAL ELECTRONICS INC.
                           --------------------------


                                      INDEX
                                      -----


                                                                                                                Page
                                                                                                                ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheet                                                             3
                           Consolidated Statement of Income and Comprehensive Income                              4
                           Consolidated Statement of Cash Flows                                                   5
                           Notes to Consolidated Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                    7

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                               12

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                              ASSETS

                                                             MARCH 31,       DECEMBER 31,      MARCH 31,
                                                              1998(1)            1997           1997(1)
                                                             ---------       ------------      ---------
Current assets:
  Cash and cash equivalents                                  $    471          $  1,097        $    680
  Accounts receivable                                          20,437            26,049          17,329
  Inventories                                                  16,864            16,639          21,191
  Refundable income taxes                                           5                 5               2
  Prepaid expenses and other
    current assets                                              2,683             1,055           3,482
  Deferred income taxes                                         4,903             5,027           2,156
  Assets held for sale                                          1,729             1,729              --
                                                             --------          --------        --------
    Total current assets                                       47,092            51,601          44,840

Equipment, furniture, and
 fixtures, net                                                  4,071             3,950           6,933
Patents and trademarks                                            460               460             896
Other assets                                                      470               475             546
Deferred income taxes                                           4,652             4,652           4,209
                                                             --------          --------        --------
    Total assets                                             $ 56,745          $ 61,138        $ 57,424
                                                             ========          ========        ========


                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

Current liabilities:
  Revolving credit facility                                  $  4,025          $  7,237        $     --
  Accounts payable                                              7,113             7,775           7,056
  Accrued income taxes                                             83               101             163
  Accrued compensation                                            746               714             321
  Accrued discontinuation
    expense                                                     3,317             3,929              --
  Other accrued expenses                                        1,887             2,495           2,700
                                                             --------          --------        --------
    Total current liabilities                                  17,171            22,251          10,240
                                                             --------          --------        --------

Long-term debt                                                     --                --           2,233
Stockholders' equity:
  Capital stock                                                    69                68              68
  Paid-in capital                                              54,811            54,454          54,055
  Currency translation
   adjustment                                                     (94)              (73)            (49)
  Accumulated deficit                                         (11,948)          (12,291)         (6,053)
  Cost of common stock held in
   treasury                                                    (3,264)           (3,271)         (3,070)
                                                             --------          --------        --------
    Total stockholders'
      equity                                                   39,574            38,887          44,951
                                                             --------          --------        --------
    Total liabilities and
      stockholders' equity                                   $ 56,745          $ 61,138        $ 57,424
                                                             ========          ========        ========

(1) Unaudited

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               (In thousands, except per share amounts)(Unaudited)




                                            THREE MONTHS ENDED MARCH 31,

                                                 1998        1997
                                               --------    --------
Net Sales                                      $ 18,576    $ 22,380
Cost of sales                                    11,326      15,623
                                               --------    --------
Gross profit                                      7,250       6,757

Selling, general and administrative expenses      6,603       7,071
                                               --------    --------
Operating income (loss)                             647        (314)
Interest expense                                    140          99
Interest income                                      (2)         (5)
Other (income)expenses, net                         (41)         24
                                               --------    --------
Income (loss) before income taxes                   550        (432)
Income tax (expense) benefit                       (207)        151
                                               --------    --------
Net income (loss)                                   343        (281)
                                               --------    --------
Other comprehensive income (loss):
  Foreign currency translation adjustments          (21)        (24)
  Tax benefit related to foreign currency
   translation adjustments                            8           8
                                               --------    --------
                                                    (13)        (16)
                                               --------    --------
Comprehensive income (loss)                    $    330    $   (297)
                                               ========    ========
Net income (loss) per share:
     Basic                                     $   0.05    $  (0.04)
                                               ========    ========
     Diluted                                   $   0.05    $  (0.04)
                                               ========    ========

Weighted average common stock outstanding:
    Basic                                         6,338       6,313
                                               ========    ========
    Diluted                                       6,650       6,313
                                               ========    ========









   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)(Unaudited)

                                                 THREE MONTHS ENDED MARCH 31,
                                                      1998        1997
                                                    --------    --------
Cash provided by (used for) operating activities:
  Net income (loss)                                 $    343    $   (281)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation and amortization                        402         478
    Deferred income taxes                                124        (214)
    Issuance of common stock for
     retirement plan                                      25          39
Provision for bad debts                                   95          --
Discontinuation expense                                 (612)         --
Issuance of treasury shares to directors                  12          --
Changes in operating assets and liabilities:
  Receivables                                          5,517       2,835
  Inventories                                           (224)         17
  Other assets                                        (1,624)       (216)
  Payables and accruals                               (1,238)       (367)
  Accrued income taxes                                   (18)        (28)
                                                    --------    --------
Net cash provided by operating activities              2,802       2,263
                                                    --------    --------
Cash used for investing activities:
  Acquisition of fixed assets                           (506)       (683)
  Trademarks                                             (16)        (27)
  Loan repayments by employees
    for common stock purchases                            --          66
                                                    --------    --------
Net cash used for investing activities:                 (522)       (644)
                                                    --------    --------
Cash provided by (used for)financing
 activities:
  Short-term debt borrowings                          14,819          --
  Short-term debt payments                           (18,031)       (950)
  Proceeds from stock options exercised                  327          --
  Treasury stock purchased                                --        (475)
                                                    --------    --------
Net cash provided by (used for) financing
 activities                                           (2,885)     (1,425)
                                                    --------    --------
Effect of exchange rates on cash                         (21)        (24)
                                                    --------    --------
Net increase (decrease) in cash and cash
 equivalents                                            (626)        170
Cash and cash equivalents at beginning of
 period                                                1,097         510
                                                    --------    --------
Cash and cash equivalents at end of period          $    471    $    680
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

Inventories
-----------

Inventories consist of the following (in thousands):


                                                         MARCH 31,                 DECEMBER 31,                  MARCH 31,
                                                           1998                        1997                        1997
                                                        --------                    --------                    --------
      Components                                        $  4,834                    $  6,479                    $  7,746

      Finished goods                                      12,030                      10,160                      13,445
                                                        --------                    --------                    --------
           Total inventories                            $ 16,864                    $ 16,639                    $ 21,191
                                                        ========                    ========                    ========


Net Income (Loss) Per Share
---------------------------

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

Comprehensive Income
--------------------

Effective in the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Total comprehensive income and its components are included in the accompanying Consolidated Statement of Income and Comprehensive Income.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with the presentation utilized in the quarter ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the 1998 first quarter were $18.6 million, an increase of 12.3% over the net sales of $16.5 million for the same quarter last year, after excluding the net sales of $5.9 million related to the Company's discontinued North American retail business. Net income increased substantially to a first quarter record $343,000 or $0.05 per share (basic and diluted), from a loss of $281,000 or $0.04 per share (basic and diluted) for the first quarter of 1997.

First quarter net sales in the Company's Technology Businesses (subscription broadcasting, OEM and private label) rose 21% to $14.4 million from $11.9 million for the same period last year. The international One For All(R) business posted solid sales growth, up about 10% to $3.5 million from $3.2 million for last year's first quarter. The Company's continuing Retail Business, including both international One For All and Eversafe(R) declined 10% from the year earlier. This was primarily due to the significant sales of garage door openers during the first quarter of 1997.

Gross margins for the 1998 first quarter were 39.0% compared to 30.2% for the same period in 1997. Approximately 4 percentage points of the increase can be attributed to the discontinuation of the Company's lower margin North American retail business. The remaining 5 percentage point improvement is a result of the increase in the subscription broadcast and international One For All businesses.

Selling, general and administrative expenses were $6.6 million in the first quarter of 1998, compared to $6.3 million in 1997, after excluding approximately $800,000 related to the Company's North American retail business. As a percent of sales, selling, general and administrative expenses decreased to 35.5% in 1998 from 38.2% in 1997.

The Company recorded interest expense of approximately $140,000 related to borrowings under its revolving credit line for the first quarter of 1998 compared to approximately $99,000 for the first quarter of 1997. The increase is the result of a higher average outstanding borrowings compared to the same period in 1997.

The income tax expense of approximately $207,000 for the first quarter of 1998 as compared to a benefit of approximately $151,000 for the same quarter of 1997.

BACKLOG

As of the end of the first quarter of 1998, the Company had backlog orders of $16.2 million. This reflects a decrease in orders of 13.8% as of the same date in 1997 when the Company had backlog orders representing $18.8 million in sales. The decrease is primarily due to the reduction of orders from the Company's One For All retail business. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1998, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided from operating activities was $2.8 million for the first quarter of 1998 compared to $2.3 million for the same period in 1997. The improvement in cash flow is principally due to efforts taken by management to reduce accounts receivable balances.

The Company's bank credit facilities include a revolving credit line which is available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility, which was renewed on April 30, 1998, provides the Company with borrowing availability of $15 million and bears interest equal to the bank's prime rate plus one-quarter percent. The credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At March 31, 1998, the interest rate charged on the outstanding balance of this credit line was 8.75%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock and the acquisition of treasury shares is generally restricted, however, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, to date, the Company has acquired approximately 541,000 shares of stock which it holds as treasury shares and are available for reissue by the company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares.

Amounts available for borrowing are reduced by the outstanding balance of the Company's import letters of credit. As of March 31, 1998, the Company had utilized approximately $4.0 million of the credit facility for the acquisition of its facility in Ohio, treasury stock purchases and other working capital needs. The Company had approximately $500,000 of outstanding import letters of credit. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first quarters of 1998 and 1997 were approximately $506,000 and $683,000, respectively. The 1998 and 1997 capital expenditures related primarily to product tooling and the relocation of the Company's facilities from Ohio to California in 1998 and relocation of the California facility in 1997.

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

Potential Fluctuations in Quarterly Results
-------------------------------------------

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations. In addition, the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. Factors such as quarterly variations in financial results could aversely affect the market price of the Common Stock and cause it to fluctuate substantially. Furthermore, the Company (i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

Dependence Upon Timely Product Introduction
-------------------------------------------

The Company's ability to remain competitive in the remote control products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, that new products will achieve consumer acceptance and if acquired, will sustain that acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

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

Competition
-----------

The remote control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. The Company's competition is fragmented across its product lines, and accordingly, the Company does not compete with any one company across all product lines. The Company competes with a variety of entities, some of which have greater financial and other resources than the Company. The Company's ability to remain competitive in this industry depends in part on its ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis. In addition, as is typical in the Company's industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company or by the Company against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. While it is the opinion of management that the Company's products do not infringe any third parties' patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company's financial condition or results of operations.

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

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (A)  Exhibits                                             Page
                                                                           ----

                      11.1 Statement re:  Computation of Per                14
                           Share Earnings (filed herewith).

                 (B)  Reports on Form 8-K

                      There were no reports on Forms 8-K filed during the quarter ended March 31, 1997.

                 (C)  Exhibit 27 Financial Data Schedule                    15

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          (Registrant) Universal Electronics Inc.



Date:   May 14, 1998            \s\Paul D. Arling
                                -----------------------------------------------
                                Paul D. Arling
                                Senior Vice President & Chief Financial Officer