Form 10-Q
period 1998-06-30
UNIVERSAL ELECTRONICS INC
filed 1998-08-14
CIK 101984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ to ______


                         Commission File Number: 0-21044

                           UNIVERSAL ELECTRONICS INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             33-0204817
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


6101 GATEWAY DRIVE, CYPRESS, CALIFORNIA                           90630
(Address of principal executive offices)                        (Zip Code)

                                  714-820-1000
              (Registrant's telephone number, including area code)

                           --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                             No
             -----                                              -----

                           --------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 6,351,389 shares of the Company's Common Stock, $.01 par value, were outstanding at June 30, 1998.

--------------------------------------------------------------------------------
              EXHIBITS TO THIS QUARTERLY REPORT APPEAR ON PAGE 13

                           UNIVERSAL ELECTRONICS INC.


                                      INDEX


                                                                             Page
                                                                             ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheet                                        3
             Consolidated Statement of Income and Comprehensive Income         4
             Consolidated Statement of Cash Flows                              5
             Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signature                                                                     14


 ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                  ASSETS
                                                             June 30,    December 31,
                                                               1998        1997
                                                             --------    --------
                                                            (Unaudited)  (Audited)
Current assets:
  Cash and cash equivalents                                  $    665    $  1,097
  Accounts receivable, net                                     20,639      26,049
  Inventories                                                  15,538      16,639
  Refundable income taxes                                           5           5
  Prepaid expenses                                              3,027       1,055
  Deferred income taxes                                         4,272       5,027
  Assets held for sale                                          1,680       1,729
                                                             --------    --------
    Total current assets                                       45,826      51,601
                                                             --------    --------

Equipment, furniture, and
 fixtures, net                                                  4,420       3,950
Patents and trademarks                                            517         460
Other assets                                                      630         475
Deferred income taxes                                           4,652       4,652
                                                             --------    --------
    Total assets                                             $ 56,045    $ 61,138
                                                             ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility                                  $  6,357    $  7,237
  Accounts payable                                              5,385       7,775
  Accrued income taxes                                            117         101
  Accrued compensation                                            863         714
  Accrued discontinuation expenses                                789       3,929
  Other accrued expenses                                        2,037       2,495
                                                             --------    --------
    Total current liabilities                                  15,548      22,251
                                                             --------    --------
Stockholders' equity:
  Capital stock                                                    69          68
  Paid-in capital                                              54,936      54,454
  Currency translation adjustment                                (118)        (73)
  Accumulated deficit                                         (10,633)    (12,291)
  Cost of common stock held in treasury                        (3,757)     (3,271)
                                                             --------    --------
    Total stockholders' equity                                 40,497      38,887
                                                             ========    ========
    Total liabilities and stockholders' equity               $ 56,045    $ 61,138
                                                             ========    ========

   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              (In thousands, except per share amounts) (Unaudited)



                                        Three Months Ended June 30,  Six Months Ended June 30,
                                               1998        1997        1998        1997
                                             --------    --------    --------    --------
Net sales                                    $ 22,273    $ 23,931    $ 40,849    $ 46,311
Cost of sales                                  13,200      16,648      24,526      32,271
                                             --------    --------    --------    --------
Gross profit                                    9,073       7,283      16,323      14,040
Selling, general, & administrative expenses     6,956       6,735      13,560      13,806
                                             --------    --------    --------    --------
Operating income                                2,117         548       2,763         234
Interest expense                                   97         105         237         203
Interest income                                    (1)         (3)         (1)         (8)
Other (income) expenses, net                       53           3           8          27
                                             --------    --------    --------    --------
Income before income taxes                      1,968         443       2,519          12
Income tax (expense) benefit                     (654)       (155)       (861)         (4)
                                             --------    --------    --------    --------
Net income                                      1,314         288       1,658           8
                                             --------    --------    --------    --------

Other comprehensive income (loss):
  Foreign currency translation adjustments        (23)        (37)        (44)        (36)
  Tax benefit related to foreign currency
   translation adjustments                          8          13          15          12
                                             --------    --------    --------    --------
Comprehensive net income (loss)              $  1,299    $    264    $  1,629    $    (16)
                                             ========    ========    ========    ========

Net income per share:
   Basic                                     $   0.21    $   0.05    $   0.26    $   0.00
                                             ========    ========    ========    ========
   Diluted                                   $   0.20    $   0.05    $   0.25    $   0.00
                                             ========    ========    ========    ========

Weighted average common stock outstanding:
     Basic                                      6,366       6,265       6,332       6,285
                                             ========    ========    ========    ========
     Diluted                                    6,723       6,299       6,668       6,316
                                             ========    ========    ========    ========




The accompanying notes are an integral part of these financial statements.

\
                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)(Unaudited)

                                                                            Six Months Ended June 30,
                                                                               1998        1997
                                                                             --------    --------
Cash provided by (used for) operating activities:
  Net income                                                                 $  1,658    $      8
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                 655         982
    Deferred income taxes                                                         755        (102)
    Issuance of common stock for retirement plan                                   49          64
    Provision for bad debts                                                       580          --
    Issuance of treasury shares to directors                                       12          34
  Changes in operating assets and liabilities:
    Receivables                                                                 4,830         267
    Inventories                                                                 1,101      (2,141)
    Other assets                                                               (2,125)       (414)
    Accrued discontinuation expense                                            (3,140)         --
    Payables and accruals                                                      (2,981)      2,945
    Accrued income taxes                                                          298         (28)
                                                                             --------    --------
Net cash provided by operating activities                                       1,692       1,615
                                                                             --------    --------

Cash used for investing activities:
  Acquisition of fixed assets                                                  (1,038)     (1,370)
  Trademarks                                                                      (98)        (90)
  Loan repayments from employees for common stock purchases                        --         109
                                                                             --------    --------
Net cash used for investing activities:                                        (1,136)     (1,351)
                                                                             --------    --------

Cash provided by (used for)financing activities:

  Short-term debt borrowings                                                   24,506          --
  Short-term debt payments                                                    (25,385)         --
  Proceeds from stock options exercised                                           429          --
  Long-term debt                                                                   --         303
  Treasury stock purchased                                                       (493)       (736)
                                                                             --------    --------
Net cash provided by (used for) financing activities                             (943)       (433)
                                                                             --------    --------
Effect of exchange rates on cash                                                  (45)        (43)
                                                                             --------    --------
Net decrease in cash and cash equivalents                                        (432)       (212)

Cash and cash equivalents at beginning of period                                1,097         510
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $    665    $    298
                                                                             ========    ========

The accompanying notes are an integral part of these financial statements


                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Adjustments

All adjustments, consisting of recurring adjustments necessary for a fair presentation of financial position and results of operations of these unaudited interim periods, have been included in the accompanying financial statements.

Inventories

Inventories consist of the following (in thousands):

                       June 30,  December 31,
                          1998      1997
                       -------   -------
Components             $ 5,450   $ 6,479

Finished goods          10,088    10,160
                       -------   -------
   Total inventories   $15,538   $16,639
                       =======   =======


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

Comprehensive Income

Effective in the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Total comprehensive income and its components are included in the accompanying Consolidated Statement of Income and Comprehensive Income.

Reclassification

Certain prior year amounts have been reclassified to conform with the presentation utilized in the three and six month periods ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1998 versus 1997
Net sales for the 1998 second quarter were $22.3 million, an increase of 29.7% over the net sales of $17.2 million for the same quarter last year, after excluding net sales of $7.0 million related to the Company's discontinued North American retail business. Net income increased substantially in the second quarter to $1,314,000 or $0.21 per share (basic) and $0.20 per share (diluted), from $288,000 or $0.05 per share (basic and diluted) for the second quarter of 1997.

Net sales in the Company's Technology Businesses (subscription broadcasting, OEM and private label) rose 32.5% in the second quarter of 1998 to $15.9 million from $12.0 million for the same period last year. Net sales in the international
(R)One For All business increased by 24.4% in the second quarter of 1998 to $5.1 million from $4.1 million in the corresponding period last year.

Gross margins for the second quarter of 1998 were 40.7% compared to 30.4% for the same period in 1997. This can be attributed to the discontinuation of the Company's lower margin North American retail business and improved margins in the subscription broadcasting and international One For All businesses.

Selling, general and administrative expenses increased to $7.0 million in the second quarter of 1998, compared to $6.7 million in 1997 due primarily to increased expenses associated with the settlement of a lawsuit filed by a former customer.

The Company recorded interest expense of approximately $97,000 related to borrowings under its revolving credit line for the second quarter of 1998 compared to approximately $105,000 for the second quarter of 1997.

The Company recorded income tax expense of $654,000 for the second quarter of 1998 compared to approximately $155,000 for the same quarter of 1997.


Six Months 1998 versus 1997
Net sales for the six months ended June 30, 1998 were $40.8 million, an increase of 22.5% over the net sales of $33.3 million for the same period last year, after excluding the net sales of $13.0 million related to the Company's discontinued North American retail business. Net income increased substantially in the six month period ended June 30, 1998 to $1,658,000 or $0.26 per share (basic) and $0.25 per share (diluted), from $8,000 or break-even per share (basic and diluted) for the same period in 1997.

Net sales in the Company's Technology Businesses (subscription broadcasting, OEM and private label) for the first half of 1998 increased 27.0% to $30.4 million from $23.9 million for the same period last year. The international One For All business posted solid sales growth in the six months ended June 30, 1998 up about 21.1% to $8.6 million from the $7.1 million for the corresponding period in 1997.

Gross margins for the first six months of 1998 were 40.0% compared to 30.3% for the same period in 1997. This can be attributed to the discontinuation of the Company's lower margin North American retail business and improved margins in the subscription broadcasting and international One For All businesses.

Selling, general and administrative expenses decreased slightly to $13.6 million in the first half of 1998, compared to $13.8 million in the first half of 1997 due to lower overall expenses offset by relocation related expenses and the settlement of a lawsuit by a former customer in the first half of 1998.

Interest expense related to borrowings under the Company's revolving credit line for the first half of 1998 increased slightly to approximately $237,000 compared to approximately $203,000 for the first half of 1997. This increase was a result of a higher average outstanding balance during the six months ended June 30, 1998.

The Company recorded income tax expense of approximately $861,000 for the first half of 1998 compared to $4,000 for the same period in 1997.

BACKLOG

As of the end of the first half of 1998, the Company had backlog orders of $12.5 million. This reflects a decrease in orders of 44.4% as of the same date in 1997 when the Company had backlog orders representing $22.5 million in sales. Although the Company believes current orders to be firm and expects that substantially all of the backlog will be shipped in 1998, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided from operating activities was $1.7 million for the first half of 1998 compared to $1.6 million for the same period in 1997. The slight improvement in cash flow is due to efforts taken by management to reduce inventory and accounts receivable balances offset by nonrecurring expenditures of $3.1 million related to the Company's restructuring.

The Company's bank credit facilities include a revolving credit line which is available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility, which was renewed on April 30, 1998, provides the Company with borrowing availability of $15 million and bears interest equal to the bank's prime rate plus one-quarter percent. The credit facility is secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At June 30, 1998, the interest rate charged on the outstanding balance of this credit line was 8.25%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock and the acquisition of treasury shares is generally restricted, however, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, to date, the Company has acquired approximately 584,000 shares of stock which it holds as treasury shares and are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares.

Amounts available for borrowing are reduced by the outstanding balance of the Company's import letters of credit. As of June 30, 1998, the Company had utilized approximately $6.4 million of the credit facility for the acquisition of its facility in Ohio, treasury stock purchases and other working capital needs. The Company had no outstanding import letters of credit. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first half of 1998 and 1997 were approximately $1,038,000 and $1,370,000, respectively. The 1998 and 1997 capital expenditures related primarily to product tooling and the relocation of the Company's facilities from Ohio to California in 1998 and relocation of the California facility in 1997.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund its currently anticipated cash needs, however, there can be no assurances that this will occur.

RISK FACTORS AND SAFEHARBOR STATEMENT

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

Dependence Upon Timely Product Introduction

The Company's ability to remain competitive in the remote control products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, or that such new or enhanced products will achieve consumer acceptance, and if acquired, will sustain that acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

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

Competition/Litigation

The remote control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. The Company's competition is fragmented across its product lines, and accordingly, the Company does not compete with any one company across all product lines. The Company competes with a variety of entities, some of which have greater financial and other resources than the Company. The Company's ability to remain competitive in this industry depends in part on its ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis as well as its ability to identify and enter into strategic alliances with entities doing business within the industries the Company serves. There can be no assurances that the Company and its product offerings will be and/or remain competitive or that any strategic alliances, if any, which the Company enters into will achieve the type, extent and amount of success or business that the Company expects or hopes to achieve. In addition, as is typical in the Company's industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company or by the Company against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. While it is the opinion of management that the Company's products do not infringe any third parties' patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company's financial condition or results of operations.

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

PART II.         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 16, 1998, the Company entered into a confidential Release and Settlement Agreement with Jasco Products Co., Inc. in which the parties settled and dismissed with prejudice their respective claims against each in consolidated cases Jasco Products Co., Inc. v. Universal Electronics Inc., Case No. CIV-95-1988T, consolidated with Universal Electronics Inc. v. Jasco Products Co., Inc., Case No. CIV-96-700-R. The Release and Settlement Agreement and Joint Stipulation for Dismissal was approved by Order of the Court on June 18, 1998.

On June 23, 1998, Circuit Solutions, Inc. filed a suit against the Company in the Court of Common Pleas, Lorain County, Ohio, Circuit Solutions, Inc. v. Universal Electronics Inc., Case No. 98CV121418 alleging breach of contract and further alleging damages in the amount of $110,000. On July 20, 1998, due to a motion by the Company, the suit was transferred to the United States District Court for the Northern District of Ohio, Eastern Division, Circuit Solutions, Inc. v. Universal Electronics Inc., Case No. 1:98 CV 1647. This case is in the preliminary stages of pleading, with the Company filing its answer on July 24, 1998 denying plaintiff's allegations and claims and it intends to vigorously defend this action.

On June 25, 1998, a former executive officer of the Company, Bruce V. Vereecken, filed suit against the Company in the Court of Common Pleas, Summit County, Ohio, Bruce V. Vereecken v. Universal Electronics Inc., Case No. CV 98 06 2506, alleging the Company has breached its Separation Agreement and General Release with the plaintiff and, in addition, claiming promissory estoppel, unjust enrichment and bad faith. The plaintiff is seeking damages in excess of $25,000. This case is in the preliminary stages of pleading, with the Company filing its answer on August 13, 1998 denying plaintiff's allegations and claims and it intends to vigorously defend this action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders' was held on May 27, 1998. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company's stockholders.

Proposal One:              The election of the Company's Board of Directors

Nominee - Class I Directors                             In Favor      Withheld
---------------------------                             --------      --------
Paul D. Arling                                          5,681,948      22,215
David M. Gabrielsen                                     5,681,948      22,215
Camille Jayne                                           5,632,464      22,615

Nominee - Class II Directors
----------------------------
Peter L. Gartman                                        5,681,948      22,215
Bruce A. Henderson                                      5,681,948      22,215
F. Rush McKnight                                        5,632,464      22,615
William C. Mulligan                                     5,681,948      22,215


Proposal Two: The ratification and approval of the Universal Electronics Inc.
              1998 Stock Incentive Plan

     In Favor            Opposed         Abstained             Broker Non-Vote
     --------            -------         ---------             ---------------
     5,249,398           425,260           29,505                     0



Proposal Three: The ratification of the approval of Price Waterhouse as the Company's independent auditors for the year ending December 31, 1998

     In Favor            Opposed         Abstained             Broker Non-Vote
     --------            -------         ---------             ---------------
     5,676,818           21,545            5,800                      0


ITEM 5.     OTHER INFORMATION

On August 12, 1998, the Company announced that Camille Jayne, the Company's President and Chief Operating Officer, assumed the additional responsibilities of Chief Executive Officer, replacing David M. Gabrielsen who relinquished all of his positions as an officer and employee of the Company. Mr. Gabrielsen will continue as a member of the Company's Board of Directors as its Chairman. In addition, also on August 12, 1998, the Company announced that Roger T. Monaco, the Company's Vice President, assumed the responsibilities of Senior Vice President and Chief Financial Officer, succeeding Paul D. Arling, who resigned as the Company's Chief Financial Officer. Mr. Arling continues as the Company's Senior Vice President until August 31, 1998 at which time he shall resign from all officer positions and as an employee of the Company. Mr. Arling will continue as a member of the Company's Board of Directors.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)         Exhibits                                            Page

                        11.1  Statement re: Computation of Per Share
                              Earnings (filed herewith)                       15


            (B)         Reports on Form 8-K

                        There were no reports on Forms 8-K filed during the quarter ended June 30, 1998.

            (C)         Exhibit 27 Financial Data Schedule                    16

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           (Registrant) Universal Electronics Inc.



Date:   August 14, 1998    /s/  ROGER MONACO
                           -----------------------------------------------------
                              Roger Monaco
                              Senior Vice President & Chief Financial Officer (Assumed position of Senior Vice President and Chief Financial Officer effective August 12, 1998)

                           /s/  PAUL ARLING
                           -----------------------------------------------------
                              Paul Arling
                              Senior Vice President
                              (Resigned as Chief Financial Officer on
                              August 12, 1998)