Form 10-Q
period 1998-09-30
UNIVERSAL ELECTRONICS INC
filed 1998-11-16
CIK 101984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Quarterly Period Ended September 30, 1998

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

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                                 No
             -----                                                  -----
                           ---------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 6,466,856 shares of the Company's Common Stock, $.01 par value, were outstanding at September 30, 1998.

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

 ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                 September 30,         December 31,
                                                      1998                 1997
                                                  ------------          ------------
                                                  (Unaudited)            (Audited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                       $        334          $      1,097
  Accounts receivable, net                              21,239                26,049
  Inventories                                           17,843                16,639
  Prepaid and other                                      1,750                 1,060
  Deferred income taxes                                  5,027                 5,027

 Assets held for sale                                        -                 1,729
                                                  ------------          ------------
    Total current assets                                46,193                51,601
                                                  ------------          ------------

Equipment, furniture, and
 fixtures, net                                           4,655                 3,950
Goodwill and other intangibles, net                      5,096                   460
Other assets                                               605                   475
Deferred income taxes                                    2,821                 4,652
                                                  ------------          ------------

    Total assets                                  $     59,370          $     61,138
                                                  ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility                        $     6,149           $     7,237
  Accounts payable                                       7,986                 7,775
  Accrued income taxes                                      78                   101
  Accrued compensation                                     794                   714
  Accrued discontinuation expenses                           -                 3,929
  Other accrued expenses                                 2,466                 2,495
                                                  ------------          ------------
    Total current liabilities                           17,473                22,251
                                                  ------------          ------------

Stockholders' equity:
  Capital stock                                             72                    68
  Paid-in capital                                       56,960                54,454
  Currency translation adjustment                          (99)                  (73)
  Accumulated deficit                                   (9,024)              (12,291)
  Cost of common stock held in
    treasury                                            (6,012)               (3,271)
                                                  ------------          ------------
    Total stockholders'
     equity                                             41,897                38,887
                                                  ------------          ------------
    Total liabilities and
     stockholders' equity                         $     59,370          $     61,138
                                                  ============          ============


The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF INCOME AND
                       COMPREHENSIVE INCOME (In thousands,
                      except per share amounts) (Unaudited)



                                           Three Months Ended                          Nine Months Ended
                                                September 30,                              September 30,
                                        1998                  1997                1998                  1997
                                        ----                  ----                ----                  ----

Net sales                             $ 23,732              $ 33,499            $ 64,580              $ 79,810
Cost of sales                           14,239                23,208              38,765                55,479
                                      --------              --------            --------              --------
Gross profit                             9,493                10,291              25,815                24,331
Selling, general, and
 administrative expenses                 6,837                 8,333              20,396                22,138
                                      --------              --------            --------              --------
Operating income                         2,656                 1,958               5,419                 2,193
Interest expense                            79                   183                 314                   386
Interest income                              2                    (3)                 (1)                  (11)
Other (income) expenses,
 net                                       (92)                  (49)                (80)                  (22)
                                      --------              --------            --------              --------
Income before income
 taxes                                   2,667                 1,827               5,186                 1,840
Income tax (expense)
 benefit                                (1,058)                 (640)             (1,919)                 (644)
                                      --------              --------            --------              --------
Net income                               1,609                 1,187               3,267                 1,196
                                      --------              --------            --------              --------

Other comprehensive income (loss):
  Foreign currency translation
   adjustments                              19                   (11)                (26)                  (47)
  Tax benefit related to
   foreign currency translation
   adjustments                              (7)                    4                  10                    16
                                      --------              --------            --------              --------
Comprehensive net
 income                              $   1,621            $    1,180            $  3,251             $   1,165
                                     =========            ==========            ========             =========

Net income per share:

   Basic                             $    0.25              $   0.19            $   0.51              $   0.19
                                     =========              ========            ========              ========

   Diluted                           $    0.24              $   0.19            $   0.49              $   0.19
                                     =========              ========            ========              ========

Weighted average common
 stock outstanding:

     Basic                               6,438                 6,261               6,387                 6,278
                                     =========              ========            ========              ========
     Diluted                             6,692                 6,359               6,622                 6,306
                                     =========              ========            ========              ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)(Unaudited)

                                                                      Nine Months Ended September 30,
                                                                     1998                        1997
                                                                     ----                        ----
Cash provided by (used for) operating activities:
  Net income                                                      $      3,267               $       1,196
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      1,584                       1,531
      Deferred income taxes                                              1,833                         521
      Issuance of common stock for retirement plan                          88                          73
      Provision for bad debts                                              609                           -
      Issuance of treasury shares to directors                              36                          45
    Changes in operating assets and liabilities:
      Receivables                                                        4,202                      (8,158)
      Inventories                                                       (1,203)                     (5,770)
      Other assets                                                        (692)                       (463)
      Accrued discontinuation expense                                   (3,929)                          -
      Payables and accruals                                               (186)                      8,316
      Accrued income taxes                                                 424                         (21)
                                                                  ------------               -------------
Cash provided by operating activities                                    6,033                      (2,730)
                                                                  ------------               -------------

Cash provided by (used for) investing activities:
  Acquisition of fixed assets                                           (1,729)                     (2,183)
  Payments for businesses acquired                                      (3,200)                          -
  Sale of building                                                       1,680                           -
  Other                                                                 (1,205)                        (33)
                                                                  ------------               -------------
Cash provided by (used for) investing activities:                       (4,454)                     (2,216)
                                                                  ------------               -------------

Cash provided by (used for) financing activities:
  Short-term debt borrowings                                            36,026                      31,424
  Short-term debt payments                                             (37,112)                    (28,178)
  Proceeds from stock options exercised                                  1,530                          28
  Long-term debt                                                             -                       2,147
  Treasury stock purchased                                              (2,761)                       (688)
                                                                  ------------               -------------
Cash provided by (used for) financing activities                        (2,317)                      4,733
                                                                  ------------               -------------

Effect of exchange rates on cash                                           (25)                        (66)
                                                                  ------------               -------------

Net decrease in cash and cash equivalents                                 (763)                       (279)

Cash and cash equivalents at beginning of period                         1,097                         510
                                                                   ===========                 ===========

Cash and cash equivalents at end of period                         $       334                 $       231
                                                                   ===========                 ===========


The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Adjustments

The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the company's 1997 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Inventories

Inventories consist of the following (in thousands):

                                                        September 30,                  December 31,
                                                            1998                           1997
                                                        -------------                  ------------
         Components                                           $ 6,210                       $ 6,479

         Finished goods                                        11,633                        10,160
                                                        -------------                  ------------

            Total inventories                                 $17,843                       $16,639
                                                        =============                  ============

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

Reclassification

Certain prior year amounts have been reclassified to conform with the presentation utilized in the three and nine month periods ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1998 versus 1997

Net sales for the 1998 third quarter were $23.7 million, a decrease of 8.8% over the net sales of $26.0 million for the same quarter last year, after excluding net sales of $7.5 million related to the Company's discontinued North American retail business. Net income increased in the third quarter to $1,609,000 or $0.25 per share (basic) and $0.24 per share (diluted), from $1,187,000 or $0.19 per share (basic and diluted) for the third quarter of 1997.

The decrease in net sales was primarily attributable to a 18.3% decrease in net sales in the Company's Technology businesses (subscription broadcasting, OEM and private label) in the third quarter of 1998 to $16.6 million from $20.4 million for the same period last year. Reduced shipments in satellite broadcasting and private label businesses partially offset by increased shipments in the cable business accounted for lower comparable third quarter sales in 1998. Net sales in the international One For All(R) business increased by 14.2% in the third quarter of 1998 to $5.7 million from $5.0 million in the corresponding period last year. During the third quarter of 1998, the Company also generated revenues from its new Direct Import business of $1.0 million.

Gross margins for the third quarter of 1998 were 40.0% compared to 30.7% for the same period in 1997. This can be attributed to the discontinuation of the Company's lower margin North American retail business and improved margins in the subscription broadcasting and international One For All businesses.

Selling, general and administrative expenses decreased to $6.8 million in the third quarter of 1998, compared to $8.3 million in 1997 due to lower overall expenses from the elimination of the North American retail business.

The Company recorded interest expense of approximately $79,000 related to borrowings under its revolving credit line for the third quarter of 1998 compared to approximately $183,000 for the third quarter of 1997.

The Company recorded income tax expense of $1,058,000 for the third quarter of 1998 compared to approximately $640,000 for the same quarter of 1997 primarily due to the increase in net income.


Nine Months 1998 versus 1997

Net sales for the nine months ended September 30, 1998 were $64.6 million, an increase of 8.9% over the net sales of $59.3 million for the same period last year, after excluding the net sales of $20.5 million related to the Company's discontinued North American retail business. Net income increased substantially in the nine month period ended September 30, 1998 to $3,267,000 or $0.51 per share (basic) and $0.49 per share (diluted), from $1,196,000 or $0.19 per share (basic and diluted) for the same period in 1997.

The increase in net sales was partially attributable to a 6.2% increase in net sales in the Company's Technology businesses (subscription broadcasting, OEM and private label) for the nine months ended September 30, 1998 to $47.0 million from $44.3 million for the same period last year. Increased shipments in the cable business partially offset by reduced shipments in the satellite broadcasting and private label businesses accounted for the higher comparable sales in 1998. The international One For All business posted substantial sales growth in the nine months ended September 30, 1998 up about 18.1% to $14.3 million from the $12.1 million for the corresponding period in 1997.

Gross margins for the first nine months of 1998 were 40.0% compared to 30.5% for the same period in 1997. This can be attributed to the discontinuation of the Company's lower margin North American retail business and improved margins in the subscription broadcasting and international One For All businesses.

Selling, general and administrative expenses decreased by 7.9% to $20.4 million in the first nine months of 1998, compared to $22.1 million in the first half of 1997 due to lower overall expenses from the elimination of the North American retail business.

Interest expense related to borrowings under the Company's revolving credit line for the first nine months of 1998 decreased to approximately $314,000 compared to approximately $386,000 for the first nine months of 1997. This decrease was a result of a lower average outstanding balance during the nine months ended September 30, 1998.

The Company recorded income tax expense of approximately $1,919,000 for the first nine months of 1998 compared to $644,000 for the same period in 1997 primarily due to the increase in net income.

BACKLOG

As of September 30, 1998, the Company had backlog orders of $9.8 million. This reflects a decrease in orders of 38.8% as of the same date in 1997 when the Company had backlog orders representing $16.0 million in sales. This decrease is primarily attributable to the discontinuation of the North American Retail business in 1997 in which longer lead times were required compared to the Company's continuing business lines in 1998. Although the Company believes current orders to be firm and expects that the majority of the backlog will be shipped in 1998, there can be no assurance that such orders will be shipped. The Company further believes that backlog is not a meaningful indicator of its future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities was $6.0 million for the nine months ended September 30, 1998 compared to cash used by operating activities of $2.7 million for the same period in 1997. The improvement in cash flow is due to efforts taken by management to reduce accounts receivable balances offset by nonrecurring expenditures of $3.9 million related to the Company's restructuring.

As of September 30, 1998, the Company's bank credit facilities included a revolving credit line with The Provident Bank, which was available to fund the Company's seasonal working capital needs and for general operating purposes. This revolving credit facility, which was renewed on April 30, 1998, provided the Company with borrowing availability of $15 million and beared interest equal to the bank's prime rate minus one-quarter percent as of September 30, 1998. The credit facility was secured by a first priority security interest in the accounts receivable, inventory, equipment, and general intangibles of the Company. At September 30, 1998, the interest rate charged on the outstanding balance of this credit line was 7.75%. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock and the acquisition of treasury shares was generally restricted, however, the Company had authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases. As of September 30, 1998, the Company had acquired approximately 760,000 shares of stock which it holds as treasury shares and are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares.

Amounts available for borrowing are reduced by the outstanding balance of the Company's import letters of credit. As of September 30, 1998, the Company had utilized approximately $6.1 million of the credit facility for business acquisitions, payments to acquire fixed assets, treasury stock purchases and other working capital needs. The Company had no outstanding import letters of credit as of September 30, 1998. The Company's borrowings under the revolving credit facility and outstanding import letters of credit have fluctuated due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a new $15 million revolving credit agreement with Bank of America

National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate option selected by the Company as of November 12, 1998 was the Fixed Rate option as defined in the agreement (6.81%), which is intended to approximate B of A's cost of funds, plus one and three-quarters percent. The revolving credit facility, which expires October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions, however, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit.

On September 1, 1998, the Company entered into an agreement to acquire H & S Management, Inc., a remote control company, for $1,500,000 in cash and 84,211 shares of the Company's common stock valued at $874,000. The shares used were newly issued securities and are restricted securities issued pursuant to an exemption from registration under the applicable securities law.

Capital expenditures during the nine months ended September 30, 1998 and 1997 were approximately $1,729,000 and $2,183,000, respectively. The 1998 and 1997 capital expenditures related primarily to product tooling and the relocation of the Company's facilities from Ohio to California in 1998 and relocation of the California facility in 1997.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund its currently anticipated cash needs, however, there can be no assurances that this will occur.

YEAR 2000 READINESS DISCLOSURES

In connection with the Year 2000 Information and Readiness Disclosure Act which was signed by President Clinton on October 19, 1998 and its eventual passage into law on December 3, 1998, the Company makes these Year 2000 readiness disclosures in connection with addressing the universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. Many existing computer systems and software programs currently in use are coded to accept only two digit entries in the date code field. These systems and programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has continually evaluated the potential impact of the year 2000 issue on its information systems and products. In this connection, the Company recently upgraded the software it uses for all of its internal information technology systems to a new version that is Year 2000 compliant. At the same time, the Company also replaced its main computer hardware with Year 2000 compliant equipment. These program and system changes did not have a material adverse effect on the financial condition of the Company. The Company now believes that its internal information systems are Year 2000 Compliant. In addition, the company has performed an internal evaluation of its products. Based upon that evaluation and certain ongoing tests that the company performs from time to time, it believes that its products are Year 2000 compliant. Furthermore, the company is not aware that any of its suppliers and customers are not addressing the Year 2000 issue and, where appropriate, taking corrective action in connection with any Year 2000 problems they may have discovered.

Although the Company believes that it has taken and will continue to take appropriate precautions against disruptions of its systems and products due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. Furthermore, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the Year 2000 issue. Any resulting system or product failures or interruptions at the Company or its suppliers or customers could have a material adverse effect on the Company's business, financial condition and operating results.

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

Dependence Upon Key Suppliers

Most of the components used in the Company's products are available from multiple sources. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis. While the Company generally maintains inventories of its components, including its integrated chips, that could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions, an extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

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

Potential Fluctuations in Quarterly Results

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations. In addition, the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. Factors such as quarterly variations in financial results could adversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company (i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

PART II.         OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

On August 12, 1998, the Company announced that Camille Jayne, the Company's President and Chief Operating Officer, assumed the additional responsibilities of Chief Executive Officer, replacing David M. Gabrielsen who relinquished all of his positions as an officer and employee of the Company. On November 11, 1998, the Company announced that David M. Gabrielsen resigned as a member of the Board of Directors. On September 29, 1998, the Company announced that Paul D. Arling had rejoined the Company as its President and Chief Operating Officer. Mr. Arling also continues as a member of the Company's Board of Directors. Finally, also on September 29, 1998, the Company announced that Roger T. Monaco resigned as the Company's Senior Vice President and Chief Financial Officer. Mr. Monaco's duties have been assumed by Mr. Arling.

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

                 (B)  Reports on Form 8-K

                      There were no reports on Forms 8-K filed during the quarter ended September 30, 1998.

                 (C)  Exhibit 27 Financial Data Schedule                             16

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    (Registrant) Universal Electronics Inc.



Date:   November 16, 1998           /s/ PAUL ARLING
                                    -------------------------------------
                                    Paul Arling
                                    President and Chief Operating Officer