Form 10-K
period 1998-12-31
UNIVERSAL ELECTRONICS INC
filed 1999-04-01
CIK 101984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

                                                 COMMISSION FILE NUMBER: 0-21044

                           UNIVERSAL ELECTRONICS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                        33-0204817
       (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

           6101 GATEWAY DRIVE
           CYPRESS, CALIFORNIA                                     90630
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 820-1000

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

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant on February 26, 1999, determined using the per share closing sale price thereof on the National Market of The Nasdaq Stock Market of $12.125 on that date, was approximately $88,423,114.

        As of February 26, 1999, 7,344,107 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

        Pursuant to Rule 12b-25, the following items have been omitted from this filing: Items 6, 7, 8, 14(a)(1), 14(a)(2) and Exhibits 11.1, 23.1 and 27.1.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on June 8, 1999 are incorporated by reference into Part III of this Form 10-K.

                           Except as otherwise stated,
    the information contained in this Form 10-K is as of December 31, 1998.

                                     PART I

ITEM 1. BUSINESS
                     BUSINESS OF UNIVERSAL ELECTRONICS INC.

Universal Electronics Inc. was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices of the Company are located at 6101 Gateway Drive, Cypress, California 90630, and its telephone number is (714) 820-1000. As used herein, the terms "Universal" and the "Company" refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.

Universal develops and markets easy-to-use, preprogrammed universal remote controls principally for home video and audio entertainment equipment. The Company sells and licenses its remote control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcast industry. The Company also sells its remote control products internationally under the One For All(R) brand name. In addition, the Company has licensed certain of its proprietary technology and its One For All brand name to third parties who in turn sell products directly to U.S. retailers. The Company also markets a line of home safety and automation products under the Eversafe(R) brand name. Sales of home safety and automation products have been primarily focused on the domestic retail hardware, food and drug, and mass marketing distribution channels.

                          GENERAL BUSINESS INFORMATION

Universal has developed a broad line of easy-to-use, preprogrammed universal remote control products, capable of controlling from one to eight video and audio devices, which are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retailers, private label customers, OEMs, cable operators and others in the subscription broadcast industry. The Company believes that its universal remote controls can operate virtually all infrared remote controlled TV's, VCR's, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

The Company believes its remote control products incorporate certain significant technological advantages. First, the Company has compiled an extensive library of over 74,000 infrared codes, which the Company believes is larger than any other existing library of infrared codes for the operation of home video and audio devices sold worldwide. The Company's library is updated on a daily basis to add infrared codes used in newly introduced video and audio devices. Second, the Company's proprietary software and know-how permit infrared codes to be compressed before being loaded into a Read Only Memory ("ROM"), Random Access Memory ("RAM") or an electronically erasable ROM ("E2") chip. This provides significant cost and space efficiencies that enable the Company to include more codes in the limited memory space of the chip than are included in similarly priced products of competitors. Third, the Company has developed a patented technology that provides the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. This technology utilizes both RAM and E2 chip technologies.

                                    PRODUCTS

Universal Remote Controls

The Company's family of universal remote controls covers a broad spectrum of suggested prices and performance capabilities. The Company sells customized products to retailers, consumer electronic accessory suppliers, private label customers, OEMs, cable operators, and others in the subscription broadcast industry for resale under their respective brand names. Prior to its restructuring in 1997, the Company sold its remote controls through a number of retailers and service centers under the One For All brand name and to cable operators under the Uniwand(R) brand name. The Company's products are capable of controlling from one to eight video and audio devices, including, but not limited to, TVs, VCRs, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, and surround sound systems.

Each of the Company's remotes is designed to simplify the use of video and audio devices. To appeal to the mass market, the number of buttons is minimized to include only the most popular functions. The Company's universal remotes are also designed for ease of initial set-up. For most of the Company's products, the consumer simply inputs a four-digit code for each video or audio device to be controlled. Each remote contains either a RAM, a ROM, or a combination of ROM and E2 chips. The RAM and the ROM and E2 combination products allow the remote to be upgraded with additional codes.

The Company introduced its first product, the One For All, in 1987. In the International markets, One For All brand name products accounted for 23.1%, 18.4%, and 21.7% of the Company's sales for the years ended December 31, 1998, 1997 and 1996, respectively. The Company discontinued retail operations in North America in 1997 (see also discussion at "1997 RESTRUCTURING").

Many of the Company's products include its patented and highly proprietary "upgradable" feature. These products are capable of controlling five to eight video and audio devices. Each of these products utilizes the Company's E2 technology and, as a result of other improvements, retains memory while changing batteries which eliminates the inconvenience experienced by consumers of having to set-up the remote control each time the batteries are changed.

By providing its remote control technology in many forms, including finished remote control products, integrated circuits, or custom software packages, the Company can meet the needs of its customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate the Company's technology. In addition, the Company's products are easily customized to include the features important to cable operators. These may include electronic program guides that enable consumers to record programs for future viewing after identifying their selection in the electronic program guide, the customer's unique brand name and logos as well as special dedicated "tune-in" keys for selected premium channels such as HBO(R), Showtime(R) and Encore(R). Such keys provide the Company's customer with the added value of built-in advertising.

                           DISTRIBUTION AND CUSTOMERS

The Company's products are sold to a wide variety of customers in numerous distribution channels. In the United States, the Company principally sells its products and/or licenses its proprietary technology to subscription broadcasting companies and to consumer electronics accessory manufacturers and selected retailers for resale under their respective brand names. In addition, the Company sells remote control products and licenses its proprietary technologies to OEMs for packaging with their products. Internationally, the Company sells remotes under the One For All brand name to retailers and to other customers under private labels through its foreign subsidiaries and distributors. The Company also sells its products to cable operators for sale or rental to their subscribers. Finally, as a result of its 1997 restructuring, the Company has licensed certain of its proprietary technology and its One For All brand name and its Eversafe line of products to third parties who in turn sell the products directly to United States retailers.

For the year ended December 31, 1998, sales to Media One accounted for approximately 11.1% of the Company's net sales for the year. While management considers the Company's relationships with each of its customers to be good, the loss of any one key customer could have a material adverse effect on the Company's results of operations.

North American Retail

In December 1997, the Company announced its decision to discontinue its North American Retail line of business. As the Company anticipated when it made its announcement, the discontinuation occurred primarily during the first half of 1998 and was completed during the third quarter of 1998. During this transition, the Company continued to support its retail customers by selling through its remaining inventory of North American Retail remote control products. Thereafter, in accordance with the Company's plan, the Company licensed certain of its proprietary technology and its One For All trademark to a third party and an overseas manufacturer, to enable them to supply several of these customers with a limited number of remote control products on a direct import basis. See also discussion at "1997 RESTRUCTURING."

International Retail

Throughout 1998, the Company continued its sales and marketing efforts in Europe, Australia, Mexico and selected countries in East Asia and South America. As part of these efforts, the Company has three foreign subsidiaries, One For All B.V., a Netherlands company, One For All GmbH, established in Germany, and One for All (UK) Ltd., in the United Kingdom. In the first quarter of 1998, the Company, through its Netherlands subsidiary, acquired substantially all of the remote control business of one of its distributors in the United Kingdom. In addition to these subsidiaries, the Company utilizes third party distributors in various European and South American countries and in Mexico. The Company's Canadian sales have been impacted by the discontinuation discussed previously.

Private Label

As a supplier of technology to private label customers, the Company is able to achieve greater distribution of its proprietary technology in the retail market, both by distributing to additional retail outlets and by obtaining further penetration in certain retail outlets also selling the Company's branded products. During 1998, the Company continued its efforts to improve product cycles and planning to better meet the needs of its customers.

Cable

During 1998, the Company continued to provide multiple system operators ("MSOs") with customized remote controls to complement services offered to their customers, such as the interactive electronic programming guide. The Company also sells its remotes to manufacturers of cable converters for resale with their products. The Company is continuing to expand its marketing efforts to other MSOs providing cable services in the United States, Canada, Australia and throughout Europe. In addition, the Company continues to improve on its manufacturing process to increase cost savings and to provide more timely delivery of its products to these cable customers.

The activities of the Company's existing customers can also provide additional opportunities for the future. The Company has an existing agreement to supply all the remotes, keyboards and other universal handheld devices to General Instrument ("GI"), which in turn contracts with cable providers and others to distribute these products along with its set-top boxes. The Company believes that in 1999, GI signed a major supplier agreement with Tele-Communications, Inc. ("TCI"), in which GI will exclusively supply remote controls, keyboards and other devices yet to be determined to TCI through the year 2004.

OEM

During 1998, the Company continued pursuing a further penetration of the OEM market in the Far East and Europe. Since 1993, the Company has been working with a major Japanese supplier of dedicated remote controls to large consumer electronics manufacturers, which the Company believes has enabled it to reach a much larger audience of OEM customers with whom the Company does business.

                          CONSUMER SERVICE AND SUPPORT

Throughout 1998, the Company continued its strategy to review its customer support program and modified its service "help line" such that the majority of calls received are directed through its automated "conversant" system. Live agent help is still available in certain circumstances. In 1999, the Company will continue to review these programs to determine their value in enhancing and improving the sales of the Company's products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added.

                    RAW MATERIALS AND DEPENDENCE ON SUPPLIERS

The Company utilizes third-party manufacturers in the Far East, Mexico and the United States to produce its remote control products. The number of third party suppliers that provided the Company in excess of 10% of the Company's remote control products were three, four and three for 1998, 1997 and 1996, respectively. As in the past, the Company will continue to evaluate alternative and additional sources of supply.

Commencing in 1996, the Company began a program of diversification of suppliers and maintenance of duplicate tooling for its products. This program has allowed the Company to stabilize its source for products and negotiate more favorable terms with its suppliers. In addition, the Company generally uses standard parts and components, which are available from multiple sources. The Company recently developed a reliable second source for integrated circuit chips, the potential for manufacturing and shipping delays and the need to maintain additional inventory of these component parts as safety stock by purchasing some of its chips from a variety of sources.

                       PATENTS, TRADEMARKS AND COPYRIGHTS

The Company owns a number of United States and foreign patents relating to its products and technology and has filed applications for other patents that are pending and has obtained copyright registration for various of its proprietary software and libraries of infrared codes. The lives of the Company's patents range from eight to 17 years. While the Company follows the practice of obtaining patents or copyright registration on new developments whenever advisable, in certain cases, the Company has elected common law trade secret protection in lieu of obtaining such protection. In the Company's opinion, engineering and production skills and experience are of more importance to its market position than are patents and copyrights. The Company further believes that none of its business is dependent to any material extent upon any single patent or trade secret or group of patents or trade secrets. The names of most of the Company's products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging from ten to 20 years, which terms are renewable as long as the trademarks continue to be used. Management regularly renews those registrations deemed by them to be important to the Company's operations.

                                   SEASONALITY

Prior to the discontinuation of the Company's North American retail line, the majority of the Company's sales were to retailers either directly under its One For All brand name or indirectly through its private label and OEM customers. The Company has, accordingly, in the past, experienced stronger demand for its products in the third and fourth calendar quarters rather than in the first half of the year as retailers purchase remote controls prior to the holiday selling season. Retail, private label and to a lesser degree OEM customers generally commit to carry new and existing products for the year in the first and second quarters and initial manufacturing and deliveries take place in the second and third quarters. Generally, sales to private label customers peak in the third quarter and branded product sales to retailers peak in the fourth quarter.

With the discontinuation of the Company's North American retail line and the increasing significance of the Company's other lines of business including subscription broadcasting and OEM, the seasonality effect on the Company's business has lessened. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 17" for further details regarding the quarterly results of the Company.

                                     BACKLOG

As of December 31, 1998, the Company had backlog orders representing approximately $14.1 million in net sales compared to approximately $14.8 million in net sales at December 31, 1997. Although the Company believes current orders are firm and expects that substantially all of the backlog will be shipped in 1999, there can be no assurance that such orders will be shipped. The Company believes that backlog is not a meaningful indicator of its future performance.

                                   COMPETITION

The Company's principal competitors in the international retail and private label markets for universal remote controls are currently Philips, RCA and Sony. The Company's primary competitors in the OEM market are the original equipment manufacturers themselves. In the subscription broadcasting business, the Company competes with U.S. Electronics and ICX, two privately-held remote control manufacturers, and several of the larger set-top manufacturers, including General Instrument Corp, and Scientific-Atlanta Inc. The Company has a small share of the home safety and automation market, which consists of a few large and many small competitors operating in relatively small markets. The Company competes in its markets on the basis of product quality, product features, price, and customer and consumer support. The Company believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of the Company's competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that the Company will remain competitive in the future.

                      ENGINEERING, RESEARCH AND DEVELOPMENT

During 1998, the Company's engineering efforts focused on modifying existing products and technology to improve their features and lower their costs, and to develop measures to protect the Company's proprietary technology and general know-how. In addition to taking steps in an attempt to control costs by improving the efficiency of its activities and systematizing its operations, the Company continued to update its library of infrared codes daily to include codes for features and devices newly introduced both in the United States and internationally and for uncommon devices. New infrared codes are identified by the Company through many of its activities. The Company also continually explores ways to improve its software to preprogram more codes into its memory chips and to ease the upgrading of its remote control products.

Also during 1998, the Company's research and development efforts continued to focus on the development of new and innovative remotes with enhanced capabilities, as well as new applications of remote control technology. Work on new applications to be used in combination with personal computers and the internet continued as the Company increased the number of customers with whom it worked in this area.

The Company is also exploring various opportunities to supply remote controls for the operation of additional electronic and other devices in the home using infrared signals, as well as combinations of infrared signals, radio frequencies, household electrical circuits and telephone lines. Company personnel are actively involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of the Company's research and development projects will be successfully completed.

The Company's engineering, research and development departments, located in Cypress, California, had approximately 53 full-time employees at December 31, 1998. The Company's expenditures on engineering, research and development in 1998, 1997 and 1996 were $4.0 million, $5.1 million, and $2.6 million, respectively, of which approximately $1,230,000, $1,072,000, and $288,000, respectively, was for research and development.

                              ENVIRONMENTAL MATTERS

The Company believes it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During the years ended December 31, 1998, 1997 and 1996, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company's earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon the capital expenditures, earnings or financial condition of the Company.

                                    EMPLOYEES

At December 31, 1998, the Company employed approximately 179 employees, of whom 53 were in engineering, research and development, 34 in sales and marketing, 40 in consumer service and support, 28 in operations and warehousing and 24 in executive and administrative staff. None of the Company's employees is subject to a collective bargaining agreement or is represented by a union. The Company considers its employee relations to be good.

                               FOREIGN OPERATIONS

Financial information relating to the Company's foreign operations for the years ended December 31, 1998, 1997 and 1996, is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS-NOTE 14".

ITEM 2. PROPERTIES

The Company's headquarters are located in Cypress, California. The Company utilizes the following office and warehouse facilities:

                                                                           Square
Location                 Purpose or Use                                     Feet      Status
--------                 --------------                                    ------     ------
Twinsburg, Ohio          Customer call center                               8,509      Leased, expires July 17, 2002

Cypress, California      Corporate headquarters and warehouse              30,768      Leased, expires December 31,
                         Engineering, research and development                              2002

Enschede, Netherlands    European headquarters and consumer support         9,149      Leased, expires August 2002


The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 11" for additional information regarding the Company's obligations under leases.

ITEM 3. LEGAL PROCEEDINGS

On December 20, 1995, Jasco Products Co., Inc. filed a breach of contract action against the Company in the U.S. District Court for the Western District of Oklahoma, Jasco Products Co., Inc. v. Universal Electronics Inc., Case No. CIV-95-1988T, alleging that the Company was in breach of warranties with respect to product delivered by the Company, failed to return certain tooling and must continue providing telephonic customer support. On January 5, 1996, the Company filed a breach of contract action against Jasco Products Co., Inc. in the U.S. District Court for the Northern District of Ohio, Universal Electronics Inc. v. Jasco Products Co., Inc., Case No. 5:96CV0029, alleging that Jasco has failed to pay for product delivered to and received by them. In the first quarter of 1996, these two cases were consolidated, with the Ohio matter being transferred to Oklahoma. In January 1997, the Company amended its complaint against Jasco by adding allegations that Jasco defrauded the Company in connection with and in addition to breaching its agreement with the Company. Throughout this litigation, the Company vigorously denied liability. Jasco admitted owing monies to the Company, but it sought to offset these amounts against amounts which it believed it was owed by the Company. During the second quarter of 1998, the parties entered into a settlement agreement and these matters were dismissed with prejudice to forgive a receivable owed by Jasco to the Company in the amount of approximately $450,000, in exchange for the forgiveness of certain debts Jasco claimed were owed to Jasco by the Company.

On March 25, 1997, Furst Energy Incorporated and David A. Benoit filed an action against the Company in the U.S. District Court for the District of New Jersey, Furst Energy Incorporated, et.al. v. Universal Electronics Inc., Case No. 97CV1479 (JEI) alleging, among other things, that the Company's "The Finder J" and "Five Device Remote Control with Finder" products contain material which was misappropriated from Furst. At all times with respect to this matter and particularly in its answer, the Company denied these allegations. On October 12, 1998, the parties entered into a Settlement Agreement and, in the first quarter of 1999, this matter was dismissed with prejudice.

On June 23, 1998, Circuit Solutions, Inc. filed a suit against the Company in the Court of Common Pleas, Lorain County, Ohio, Circuit Solutions, Inc. v. Universal Electronics Inc., Case No. 98CV121418 alleging breach of contract and further alleging damages in the amount of $110,000. On July 20, 1998, due to a motion by the Company, the suit was transferred to the United States District Court for the Northern District of Ohio,

Eastern Division, Circuit Solutions, Inc. v. Universal Electronics Inc., Case No. 1:98 CV 1647. In January 1999, this matter was dismissed with prejudice after the Company entered into a Release and Settlement Agreement with Circuit Solutions in which all claims made by Circuit Solutions against the Company were settled in exchange for which the Company has agreed to pay $55,000.

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

On November 8, 1998, SKR Resources, Inc. filed suit against the Company in the United States District Court for the Northern District of Ohio, Eastern Division, SKR Resources, Inc. v. Universal Electronics Inc., Case No. 1:98CV 2561, alleging the Company has breached a Sales Agreement alleged to have been made in December 1997 with the plaintiff. The plaintiff is seeking damages in excess of $630,000 and is also seeking specific performance on the Agreement. On January 15, 1999, the Company filed its answer denying plaintiff's allegations. In addition, the Company has filed a counterclaim asserting that SKR breached a Sales Agreement entered into in April 1996 with the Company and in addition the Company has claimed that SKR was unjustly enriched. The Company is seeking damages in excess of $1,600,000. As a result of the Company's counterclaim, SKR admitted its obligations under the April 1996 Sales Agreement, and the Company dismissed its counterclaim without prejudice. This case is in the preliminary stages of pleading and the Company intends to vigorously defend this action.

There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT*

The following table sets forth certain information concerning the executive officers of the Company as of February 28, 1999:

      NAME                     AGE              POSITION
      ----                     ---              --------
Paul D. Arling                  36      President, Chief Operating Officer, and Chief Financial Officer

Richard A. Firehammer, Jr.      41      Senior Vice President, General Counsel and Secretary

Camille Jayne                   46      Chairman and Chief Executive Officer

Mark Belzowski                  40      Vice President and Corporate Controller



*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Paul D. Arling has been President, Chief Operating Officer, and Chief Financial Officer of the Company since being rehired by the Company in September 1998. He was the Company's Senior Vice President and Chief Financial Officer from May 1996. From 1993 through May 1996 until August 1998, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products) with the most recent being Acting Chief Financial Officer. Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania in 1985 and an MBA from the Wharton School of the University of Pennsylvania in 1992.

Richard A. Firehammer, Jr., Esq. has been Senior Vice President of the Company since being rehired by the Company in February 1999. He has been the Company's General Counsel since October 1993 and Secretary since February 1994, positions he continued to hold after his employment with the Company ceased as part of the 1997 restructuring. He was the Company's Vice President from May 1997 until August 1998. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm, Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He is admitted to the Bars in the State of Illinois and the State of Ohio. Mr. Firehammer is also a certified public accountant. He received a BS degree from Indiana University and a JD degree from Whittier College School of Law.

Camille Jayne has been Chairman of the Company since December 1998 and has been the Company's Chief Executive Officer since August 1998. She was the Company's President and Chief Operating Officer of the Company since February 1998. Prior to that, she was President and CEO of The Jayne Group (a consulting firm specializing in the development, introduction and operation of digital cable TV products and services) and a Senior Partner at BHC Consulting (a business management and market research firm). Prior to The Jayne Group and BHC, Ms. Jayne was Senior Vice President in charge of the digital TV business unit at Tele-Communications, Inc (TCI). She holds both a BA and Masters degree from Stanford and an MBA from the University of Michigan.

Mark Belzowski has been Vice President and Corporate Controller of the Company since May 1998 when he joined the Company. From February 1997 through April 1998, he was a financial management consultant for various companies including a cellular reseller and a local area network switch manufacturer. From September

1994 through January 1997, he was Vice President Controller for three companies (two of which were start-up companies) in the Turner Entertainment Group, a division of Turner Broadcasting Systems, Inc. From September 1988 through August 1994, he served in various capacities at Orion Pictures Corporation with the most recent being Vice President Corporate Controller. Prior to that, Mr. Belzowski was a Senior Auditor with Ernst and Young, Certified Public Accountants. He is a certified public accountant in the State of California. Mr. Belzowski obtained a BS degree from California State University at Fullerton.

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

The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Company's common stock, as reported on the National Market of The Nasdaq Stock Market:

                                 1998                          1997
                        ----------------------        -----------------------
                          High          Low            High            Low
                        -------        -------        -------         -------
First Quarter           $11-7/8        $9-5/8         $6-1/8          $4-1/2
Second Quarter           13-1/4        10-1/8          6-7/8           4-1/4
Third Quarter            14-1/2        10              8-11/16         6-3/16
Fourth Quarter           11-3/4         8-1/4         10-7/8           8-1/8

Stockholders of record on December 31, 1998 numbered approximately 175.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. In addition, the terms of the Company's revolving credit facility limit the Company's ability to pay cash dividends on its common stock. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-NOTE 6."

RECENT SALES OF UNREGISTERED SECURITIES

On September 1, 1998, in connection with the Company's acquisition of H&S Management Corp., the Company issued 84,211 shares of Common Stock, valued at $10.379 per share, as well as $1.5 million in cash to H & S Management Corp. as consideration for the purchase price. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On November 9, 1998, the Company issued 300,000 warrants to purchase Company common stock to General Instrument Corporation as consideration for entering into an exclusive supply agreement with the Company. The warrants are contingent upon General Instrument Corporation purchasing a specified minimum number of units of products from the Company for each of the calendar years 1999, 2000 and 2001. Assuming such minimum purchase requirements are met, the warrants allow General Instrument Corporation to purchase up to 300,000 shares of Company common stock at an exercise price of $12.625 per share. Registration under the Securities Act of 1933 was not effected with respect to the warrants in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with B of A is variable and generally based on either the bank's cost of funds or the IBOR rate, and therefore, affected by changes in market interest rates. At December 31, 1998, approximately $4.8 million was outstanding on the credit line. The interest rate as of December 31, 1998 was 7.375%. The Company has wholly-owned subsidiaries in the Netherlands, United Kingdom and Germany. Sales from these operations are typically denominated in Dutch Gilders, French Francs, British Pounds, or German Marks, respectively, thereby creating exposures to changes in exchange rates. Changes in local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at December 31, 1998, movements in foreign currency rates would not materially affect the financial position of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K with respect to the directors of the Company will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3)  LIST OF EXHIBITS REQUIRED TO BE FILED BY ITEM 601(a) OF THE
                REGULATION S-K ARE INCLUDED AS EXHIBITS TO THIS REPORT.

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 31st day of March, 1999.

                           UNIVERSAL ELECTRONICS INC.

                               By:/s/Camille Jayne
                               -------------------
                                  Camille Jayne
                      Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Camille Jayne and Paul D. Arling as true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, for her/him and in her/his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as she/he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or her/his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 31st day of March, 1999, by the following persons in the capacities indicated.

NAME & TITLE                                         SIGNATURE
------------                                         ---------
Paul D. Arling
President and Chief Operating Officer,
Chief Financial Officer and Director                 /s/Paul D. Arling
(Principal Financial Officer)                        --------------------------------

Camille Jayne
Chairman and Chief Executive Officer
and Director                                         /s/Camille Jayne
(Principal Executive Officer)                        --------------------------------

Mark Belzowski
Vice President and Corporate Controller              /s/Mark Belzowski
(Principal Accounting Officer)                       --------------------------------

Peter L. Gartman                                     /s/Peter L. Gartman
Director                                             --------------------------------

Bruce A. Henderson                                   /s/Bruce A. Henderson
Director                                             --------------------------------

William C. Mulligan                                  /s/William C. Mulligan
Director                                             --------------------------------

J. C. Sparkman                                       /s/J.C. Sparkman
Director                                             --------------------------------

Rush McKnight                                        /s/Rush McKnight
Director                                             --------------------------------

                                  EXHIBIT INDEX


      EXHIBIT
       NUMBER                       DOCUMENT DESCRIPTION
       ------                       --------------------
         2.1    Asset Purchase Agreement dated September 1, 1998 by and among
                Universal Electronics Inc., H & S Management Corp., J.C.
                Sparkman and Steven Helbig (filed herewith)

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

       *10.1    Form of Universal Electronics Inc. 1993 Stock Incentive Plan
                (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Form S-1 Registration filed on or about January
                21, 1993 (File No. 33-56358))

        10.2    Standard Industrial Lease dated January 24, 1992 by and between
                Universal Electronics Inc. and RREEF USA Fund II, Inc.
                (Incorporated by reference to Exhibit 10.24 to the Company's
                Form S-1 Registration filed on or about June 25, 1993 (File No.
                33-65082))

        10.3    Form of Secured Promissory Note by and between Universal
                Electronics Inc. and certain employees used in connection with loans made to the employee to enable them to make open market purchases of shares of Universal Electronics Inc. Common Stock
                (Incorporated by reference to Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1994 (File No. 0-21044))

        10.4    Form of Stock Pledge Agreement by and between Universal
                Electronics Inc. and certain employees used in connection with loans made to the employees to enable them to make open market purchases of shares of Universal Electronics Inc. Common Stock
                (Incorporated by reference to Exhibit 10.6 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1994 (File No. 0-21044))

        10.5 Loan and Security Agreement dated November 21, 1995 by and between Universal Electronics Inc. and The Provident Bank
                (Incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

        10.6    Copy of Promissory Note dated November 21, 1995 by and between
                Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1,
                1996 (File No. 0-21044))

        10.7    Commercial Letters of Credit Master Agreement dated November 21,
                1995 by and between Universal Electronics Inc. and The Provident
                Bank (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1995 filed on April 1, 1996 (File No. 0-21044))

        10.8    Intercreditor Agreement dated November 21, 1995 by and between
                The Provident Bank and Society National Bank and acknowledged and agreed to by Universal Electronics Inc. (Incorporated by reference to Exhibit 10.23 to the

      EXHIBIT
       NUMBER                       DOCUMENT DESCRIPTION
       ------                       --------------------
                Company's Annual Report on Form 10-K for the year ended December
                31, 1995 filed on April 1, 1996 (File No. 0-21044))

         10.9   Lockbox Service Contract dated November 10, 1995 by and between
                Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1,
                1996 (File No. 0-21044))

        *10.10  Form of Universal Electronics Inc. 1995 Stock Incentive Plan
                (Incorporated by reference to Exhibit B to the Company's
                Definitive Proxy Materials for the 1995 Annual Meeting of
                Stockholders of Universal Electronics Inc. filed on May 1, 1995
                (File No. 0-21044))

        *10.11  Form of Stock Option Agreement by and between Universal
                Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal
                Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March
                28, 1997 (File No. 0-21044))

        *10.12  Form of Stock Option Agreement by and between Universal
                Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive
                Plan (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1996 filed on March 28, 1997 (File No. 0-21044))

         10.13  First Amendment to Loan and Security Agreement dated July 31,
                1996 by and between Universal Electronics Inc. and The Provident
                Bank (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1996 filed on March 28, 1997 (File No. 0-21044))

        *10.14  Form of Universal Electronics Inc. 1996 Stock Incentive Plan
                (Incorporated by reference to Exhibit 4.5 to the Company's Form
                S-8 Registration Statement filed on March 26, 1997 (File No.
                333-23985))

        *10.15  Form of Stock Option Agreement by and between Universal
                Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal
                Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration
                Statement filed on March 26, 1997 (File No. 333-23985))

         10.16  Sublease dated January 10, 1997 by and between Universal
                Electronics Inc. and Edgemont Sales Company, a division of IKON
                Office Solutions, Inc. (Incorporated by reference to Exhibit
                10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No.
                0-21044))

        *10.17  Form of Salary Continuation Agreement by and between Universal
                Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March
                30, 1998 (File No. 0-21044))

        *10.18 Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees
                (Incorporated by reference to Exhibit 10.26 to the Company's
                Annual Report on Form 10-K for the year ended

      EXHIBIT
       NUMBER                       DOCUMENT DESCRIPTION
       ------                       --------------------
                December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

         10.19  Second Amendment to Loan and Security Agreement dated January 24,
                1997 by and between Universal Electronics Inc. and The Provident
                Bank (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1997, filed on March 30, 1998 (File No. 0-21044))

         10.20  Lease dated November 1, 1997 by and between Universal
                Electronics Inc. and Warland Investments Company (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March
                30, 1998 (File No. 0-21044))

         10.21 Letter Agreement in Principal dated March 18, 1998 by and between Universal Electronics Inc. and The Provident Bank further amending that certain Loan and Security Agreement
                (Incorporated by reference to Exhibit 10.29 to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

        *10.22 Executive Officer Employment Agreement dated January 29, 1998 by and between Universal Electronics Inc. and Camille Jayne (filed herewith)

        *10.23  Form of Universal Electronics Inc. 1998 Stock Incentive Plan
                (Incorporated by reference to Exhibit A to the Company's
                Definitive Proxy Materials for the 1998 Annual Meeting of
                Stockholders of Universal Electronics Inc. filed on April 20,
                1998 (File No. 0-21044))

        *10.24  Form of Stock Option Agreement by and between Universal
                Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal
                Electronics Inc. 1998 Stock Incentive Plan (filed herewith)

         10.25 Agreement for Purchase and Sale of Property dated May 29, 1998 by and between Universal Electronics Inc. and Duke Realty
                Limited Partnership (filed herewith)

         10.26  Agreement dated August 12, 1998 by and between Universal
                Electronics Inc., and David M. Gabrielsen (filed herewith)

         10.27 Stock Acquisition Representations and Covenants Certificate dated September 1, 1998 from H & S Management Corp., J.C.
                Sparkman and Steven Helbig (filed herewith)

         10.28  Non-Compete Agreement dated September 1, 1998 by and among
                Universal Electronics Inc., H & S Management Corp., J.C.
                Sparkman and Steven Helbig (filed herewith)

         10.29  Consulting Agreement dated September 1, 1998 by and between
                Universal Electronics Inc. and J.C. Sparkman (filed herewith)

        *10.30  Form of Executive Officer Employment Agreement dated September
                29, 1998 by and between Universal Electronics Inc. and Paul D.
                Arling (filed herewith)

         10.31 Revolving Loan and Security Agreement dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America
                National Trust and

      EXHIBIT
       NUMBER                       DOCUMENT DESCRIPTION
       ------                       --------------------
                Savings Association (filed herewith)

        10.32   Copy of Revolving Note dated October 2, 1998 by and between
                Universal Electronics Inc. and Bank of America National Trust and Savings Association (filed herewith)

        10.33 Patent and Trademark Collateral Assignment dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America
                National Trust and Savings Association (filed herewith)

        10.34   Purchase Agreement dated November 8, 1998 by and between
                Universal Electronics Inc. and General Instrument Corporation
                (filed herewith)

        10.35   Warrant dated November 9, 1998 by and between Universal
                Electronics Inc. and General Instrument Corporation (filed herewith)

        10.36   Agreement dated January 30, 1998, as amended on December 30,
                1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc., and Euro Quality
                Assurance Ltd. and T. Macizumi (filed herewith)

        10.37   Agreement dated February 3, 1998, as amended on December 30,
                1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc., Strand Europe Ltd. and
                Ashok Suri (filed herewith)

        21.1    List of Subsidiaries of the Registrant (filed herewith)

        24.1    Power of Attorney (filed as part of the signature page hereto)


* Management contract or compensation plan or arrangement identified pursuant to Item 14(c) of the Form 10-K.