Form 10-K/A
period 1998-12-31
UNIVERSAL ELECTRONICS INC
filed 1999-04-08
CIK 101984

                                         The following items were the subject of
                                         a Form 12b-25 and are included herein:
                                         Item 6, Item 7, Item 8, Item 14(a)(1),
                                         Item 14(a)(2) and Exhibits 11.1, 23.1
                                         and 27.1




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant on February 26, 1999, determined using the per share closing sale price thereof on the National Market of The Nasdaq Stock Market of $12.125 on that date, was approximately $78,364,154.

        As of February 26, 1999, 6,514,502 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

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

                           UNIVERSAL ELECTRONICS INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

        ITEM                                                            PAGE
       NUMBER                                                          NUMBER
       ------                                                          ------
                                     PART I
          1     Business                                                   3

          2     Properties                                                 9

          3     Legal Proceedings                                          9

          4     Submission of Matters to a Vote of Security Holders       11


                                     PART II

          5     Market for Registrant's Common Stock and Related          12
                Stockholder Matters

          6     Selected Consolidated Financial Data                      13

          7     Management's Discussion and Analysis of Financial         14
                Condition and Results of Operations

          7A    Quantitative and Qualitative Disclosures about            25
                Market Risk

          8     Financial Statements and Supplementary Data               26

          9     Changes in and Disagreements with Accountants on          48
                Accounting and Financial Disclosure

                                    PART III

         10     Directors and Executive Officers of the Registrant        49

         11     Executive Compensation                                    49

         12     Security Ownership of Certain Beneficial Owners           49
                and Management

         13     Certain Relationships and Related Transactions            49

                                     PART IV

         14     Exhibits, Financial Statement Schedules and Reports       49
                on Form 8-K

                Signatures                                                50

                Exhibit Index                                             51

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

                           DISTRIBUTION AND CUSTOMERS

The Company's products are sold to a wide variety of customers in numerous distribution channels. In the United States, the Company principally sells its products and/or licenses its proprietary technology to subscription broadcasting companies, and to consumer electronics accessory manufacturers and selected retailers for resale under their respective brand names. In addition, the Company sells remote control products and licenses its proprietary technologies to OEMs for packaging with their products. Internationally, the Company sells remotes under the One For All brand name to retailers and to other customers under private labels through its foreign subsidiaries and distributors. The Company also sells its products to cable operators for sale or rental to their subscribers. Finally, as a result of its 1997 restructuring, the Company has licensed certain of its proprietary technology and its One For All brand name and Eversafe line of products to third parties who in turn sell the products directly to domestic retailers.

For the year ended December 31, 1998, sales to PrimeStar and Media One accounted for approximately 12.3% and 11.1%, respectively, of the Company's net sales for the year. While management considers the Company's relationships with each of its customers to be good, the loss of any one key customer could have a material adverse effect on the Company's results of operations.

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

The activities of the Company's existing customers can also provide additional opportunities for the future. The Company has an existing agreement to supply all the remotes, keyboards and other universal handheld devices to General Instrument Corp. ("GI"), which in turn contracts with cable providers and others to distribute these products along with its set-top boxes. The Company believes that in 1999, GI signed a major supplier agreement with Tele-Communications, Inc. ("TCI"), in which GI will exclusively supply remote controls, keyboards and other devices yet to be determined to TCI through the year 2004.

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

Commencing in 1996, the Company began a program of diversification of suppliers and maintenance of duplicate tooling for its products. This program has allowed the Company to stabilize its source for products and negotiate more favorable terms with its suppliers. In addition, the Company generally uses standard parts and components, which are available from multiple sources. The Company recently developed a reliable second source for integrated circuit chips, and as such has reduced the potential for manufacturing and shipping delays and the need to maintain additional inventory of these component parts as safety stock by purchasing some of its chips from a variety of sources.

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

                                   COMPETITION

The Company's principal competitors in the international retail and private label markets for universal remote controls are currently Philips, RCA and Sony. The Company's primary competitors in the OEM market are the original equipment manufacturers themselves. In the subscription broadcasting business, the Company competes with many companies including U.S. Electronics and ICX, two privately-held remote control manufacturers, and several of the larger set-top manufacturers, including General Instrument Corp. and Scientific-Atlanta Inc. The Company has a small share of the home safety and automation market, which consists of a few large and many small competitors operating in relatively small markets. The Company competes in its markets on the basis of product quality, product features, price, and customer and consumer support. The Company believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of the Company's competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that the Company will remain competitive in the future.

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

                               1997 RESTRUCTURING

In December 1997, the Company announced its decision to discontinue its North American One For All Retail line of business and the distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company continues to supply a limited line of remote control products to several mass merchandisers on a direct import basis. The Company closed the Twinsburg, Ohio facility, with the exception of its customer service phone center, and moved its headquarters to its Technology Center in Cypress, California during the second quarter of 1998. The pre-tax restructuring charge of $8,419,000 taken in the fourth quarter of fiscal year 1997 was composed of severance and employee benefit costs, the write-down of fixed assets to be disposed of to their estimated fair market value, the write-down of intangibles by the amount for which no future benefit existed, write-off of prepaid advertising and other prepaid assets to their estimated fair market value, certain of the Company's consumer service and support, and other costs related to the discontinuation of the North American Retail business. The restructuring was completed during 1998. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 16."

In connection with the discontinuation of the North American Retail product line, the Company increased the allowance for doubtful accounts by $2,500,000 in the fourth quarter of 1997. This increase primarily related to certain customer accounts of the Company that were deemed at risk due to the Company's exit from this business. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 3."

In 1997, the North American Retail product inventories were written down by $3,892,000 to a carrying value of approximately $7.0 million from a carrying value prior to the write down of approximately $10.9 million. The purpose of this write down was to carry this inventory at what management believed its estimated net realizable value was as a result of the discontinuation of this business. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 4."

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

ITEM 3. LEGAL PROCEEDINGS

On December 20, 1995, Jasco Products Co., Inc. filed a breach of contract action against the Company in the U.S. District Court for the Western District of Oklahoma, Jasco Products Co., Inc. v. Universal Electronics Inc., Case No. CIV-95-1988T, alleging that the Company was in breach of warranties with respect to product delivered by the Company, failed to return certain tooling and must continue providing telephonic customer support. On January 5, 1996, the Company filed a breach of contract action against Jasco Products Co., Inc. in the U.S. District Court for the Northern District of Ohio, Universal Electronics Inc. v. Jasco Products Co., Inc., Case No. 5:96CV0029, alleging that Jasco has failed to pay for product delivered to and received by them. In the first quarter of 1996, these two cases were consolidated, with the Ohio matter being transferred to Oklahoma. In January 1997, the Company amended its complaint against Jasco by adding allegations that Jasco defrauded the Company in connection with and in addition to breaching its agreement with the Company. Throughout this litigation, the Company vigorously denied liability. Jasco admitted owing monies to the Company, but it sought to offset these amounts against amounts which it believed it was owed by the Company. During the second quarter of 1998, the parties entered into a settlement agreement and these matters were dismissed with prejudice. Pursuant to the settlement agreement, the Company paid Jasco $300,000 in cash and agreed to forgive a receivable owed by Jasco to the Company in the amount of approximately $450,000, in exchange for the forgiveness of certain debts Jasco claimed were owed to Jasco by the Company.

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

On June 23, 1998, Circuit Solutions, Inc. filed a suit against the Company in the Court of Common Pleas, Lorain County, Ohio, Circuit Solutions, Inc. v. Universal Electronics Inc., Case No. 98CV121418 alleging breach of contract and further alleging damages in the amount of $110,000. On July 20, 1998, due to a motion by the Company, the suit was transferred to the United States District Court for the Northern District of Ohio,

Eastern Division, Circuit Solutions, Inc. v. Universal Electronics Inc., Case No. 1:98 CV 1647. In January 1999, this matter was dismissed with prejudice after the Company entered into a Release and Settlement Agreement with Circuit Solutions in which all claims made by Circuit Solutions against the Company were settled in exchange for the Company's payment of $55,000.

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



*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Paul D. Arling has been President, Chief Operating Officer, and Chief Financial Officer of the Company since being rehired by the Company in September 1998. He was the Company's Senior Vice President and Chief Financial Officer from May 1996 until August 1998. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products) with the most recent being Acting Chief Financial Officer. Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania in 1985 and an MBA from the Wharton School of the University of Pennsylvania in 1992.

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

RECENT SALES OF UNREGISTERED SECURITIES

On September 1, 1998, in connection with the Company's acquisition of H&S Management Corp., the Company issued 84,211 shares of Common Stock, valued at $10.375 per share, as well as $1.5 million in cash to H & S Management Corp. as consideration for the purchase price. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On November 9, 1998, the Company issued a warrant to purchase Company common stock to General Instrument Corporation as consideration for entering into an exclusive supply agreement with the Company. The warrant is contingent upon General Instrument Corporation purchasing a specified minimum number of units of products from the Company for each of the calendar years 1999, 2000 and 2001. Assuming such minimum purchase requirements are met, the warrant allows General Instrument Corporation to purchase up to 300,000 shares of Company common stock at an exercise price of $12.625 per share. Registration under the Securities Act of 1933 was not effected with respect to the warrant in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                       Year Ended December 31,
                                              -----------------------------------------------------------------------
                                                  1998           1997           1996           1995          1994
                                              ----------     -----------      --------      ----------     ----------
                                                                   (in thousands, except per share data)
Net sales                                     $   96,123     $   114,338      $ 98,589      $  105,090     $   95,939

Operating income (loss)                       $    9,505     $    (9,289)     $ (4,098)     $    1,179     $  (18,232)

Net income (loss)                             $    5,638     $    (6,518)     $ (2,295)     $      320     $  (12,833)

Net income (loss) per share:

     Basic                                    $     0.88     $     (1.04)     $  (0.34)     $     0.05     $    (1.91)

     Diluted                                  $     0.85     $     (1.04)     $  (0.34)     $     0.05     $    (1.91)

Weighted average common stock outstanding:

     Basic                                         6,386           6,282         6,661           6,744          6,708

     Diluted                                       6,600           6,282         6,661           6,778          6,708

Gross margin                                        37.7%           27.7%         24.9%           29.3%          17.3%

Selling, general and administrative
  as a percent of sales                             27.8%           26.3%         29.0%           27.3%          36.3%

Net income to sales                                  5.9%           (5.7%)        (2.3%)           0.3%         (13.4%)

Return on average assets                             9.3%          (10.8%)        (3.5%)           0.4%         (17.1%)

Working capital                               $   26,921     $    29,350       $36,515     $    43,996     $   45,433

Ratio of current assets to liabilities               2.7             2.3           4.4             3.2            2.8

Total assets                                  $   60,677     $    61,138       $59,451     $    70,105     $   75,270

Long-term debt                                        --              --       $ 3,183              --             --

Stockholders' equity                          $   44,532     $    38,887       $45,627     $    50,238     $   49,803

Book value per share                          $     6.96     $      6.16       $  7.16     $      7.44  $        7.39

Ratio of liabilities to liabilities and
 stockholders' equity                               26.6%           36.4%         23.3%           28.3%          33.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated.


                                                     Year Ended December 31,
                                                  ----------------------------
                                                  1998       1997        1996
                                                  -----      -----       -----
Net sales
    On-going business                              92.6%      74.5%       64.5%
    Discontinued North American Retail
        business                                    7.4       25.5        35.5
                                                  -----      -----       -----
    Total net sales                               100.0      100.0       100.0
Cost of sales
    On-going business                              54.8       48.3        41.4
    Discontinued North American Retail
        business                                    7.5       20.5        32.6
    Inventory write-down                             --        3.4         1.1
                                                  -----      -----       -----
    Total cost of sales                            62.3       72.2        75.1
                                                  -----      -----       -----
Gross profit                                       37.7       27.8        24.9
Selling, general and administrative
     expenses                                      27.8       26.3        29.0
Discontinued North American Retail
    business bad debt expenses                       --        2.2          --
Restructuring expense                                --        7.4          --
                                                  -----      -----       -----
Operating income (loss)                             9.9       (8.1)       (4.1)
Interest expense (income)                           0.5        0.6         0.8
Other expense (income)                              0.1       (0.1)       (0.3)
                                                  -----      -----       -----
Income (loss) before income taxes                   9.3       (8.6)       (4.6)
Provision (benefit) for income taxes                3.4       (2.9)       (2.3)
                                                  -----      -----       -----
Net income (loss)                                   5.9%      (5.7%)      (2.3%)
                                                  =====      =====       =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales in 1998 were $96.1 million compared to $114.3 million in 1997. Net sales in the Company's technology businesses (subscription broadcasting, OEM and private label) were approximately 65.3% of net sales in 1998 compared to 53.0% in 1997. Net sales from the continuing retail businesses (One For All international, Eversafe and direct import) accounted for approximately 27.3% of total 1998 net sales compared to 21.5% in 1997. Net sales in 1998 from the discontinued North American Retail business (One For All US and Canada) were approximately 7.4% of overall net sales compared to 25.5% in 1997.

Net sales in the Company's technology businesses for 1998 increased by approximately 3.6% from $60.6 million in 1997 to $62.8 million in 1998. Revenues from subscription broadcasting (the largest component of the technology group) increased by 14.1% to $46.4 million in 1998 compared to $40.7 million in 1997. The increase in sales of subscription broadcasting products was primarily due to continued strong demand in new remote control business with the providers of satellite broadcast services. Delayed customer orders in anticipation of a new line of remotes in combination with increased competition resulted in reduced shipments in the private label business and accounted for a 39.5% decrease in revenues from $11.2 million in 1997 to $6.8 million in 1998. OEM sales were flat at $8.8 million in both 1998 and 1997.

The Company's net sales from its continuing retail businesses increased by 6.5% in 1998 from $24.6 million in 1997 to $26.2 million in 1998. One For All international revenues (the largest component of the continuing retail business group) increased 5.8% in 1998 from $21.0 million in 1997 to $22.2 million in 1998. The change can be attributed to the growth in universal remote control business in Europe. Net sales of Eversafe products decreased 49.7% to $1.8 million from $3.7 million primarily due to weaker demand.

Net sales in 1998 of the Company's discontinued North American Retail product line decreased 75.7% from $29.1 million to $7.1 million as the Company sold off its remaining inventory for this business line at an amount just below its carrying value.

The Company's overall gross profit margin in 1998 was 37.7% compared to a gross margin of 27.7% in 1997. In the Company's continuing businesses, the gross margin increased to 40.8% in 1998 compared to 35.2% in 1997. This increase can be attributed to improved margins in the Company's subscription broadcasting and One For All international businesses due primarily to reduced product costs. In the Company's discontinued North American Retail business, the gross margin decreased from $5.7 million or 19.4% in 1997 to a negative gross margin of $75,000 in 1998 as the Company sold the remaining product in this line at average selling prices just below its carrying value. In 1997, the North American Retail product inventories were written down by $3,892,000 to a carrying value of approximately $7.0 million from a carrying value prior to the write down of approximately $10.9 million. The purpose of this write down was to carry this inventory at what management believed its estimated net realizable value was as a result of the discontinuation of this business. In addition to the factors discussed here, gross profit margin is affected by many factors including, among other things, competitive market pressures, shifts in product mix, fluctuations in manufacturing and freight costs, changes in customer mix and aggressive consumer promotions.

As a percentage of net sales, selling, general and administrative expenses increased to 27.8% in 1998 from 26.3% in 1997. In dollars, the Company's selling, general and administrative expenses decreased 11.1% during 1998 to $26,738,845 from $30,089,673 in 1997. Advertising and payroll expenses decreased during 1998 by approximately $2.0 and $1.3 million, respectively, which were partially offset by an increase in amortization expense of $.6 million. The reductions in advertising costs were attributable to the elimination of retail-related advertising programs for the Company's discontinued North American Retail product line. The payroll decreases were a result of headcount reductions associated with the discontinuation of the North American Retail product line. The increase in amortization expense was due to the amortization of additional goodwill from businesses acquired and non-compete covenants entered into in 1998.

In connection with the discontinuation of the North American Retail product line, the Company increased the allowance for doubtful accounts by $2,500,000 in the fourth quarter of 1997. This increase primarily related to certain customer accounts of the Company that were deemed at risk due to the Company's exit from this business.

In December 1997, the Company announced its decision to discontinue its North American One For All Retail business. As part of that announcement, the Company advised its employees, stockholders and the investment community generally that it would recognize a pre-tax charge of $8,419,000 during the fourth quarter of 1997 (see discussion in Year Ended December 31, 1997 Compared to Year Ended December 31, 1996).

As the Company anticipated when it made its December 1997 announcement, the discontinuation occurred primarily during the first half of 1998 and was completed during the 1998 third quarter. During this transition, the Company continued to support its retail customers by selling through its remaining inventory of North American Retail remote control products. Thereafter, in accordance with the Company's plan, the Company licensed certain of its technology and its One For All trademark to a third party and an overseas manufacturer, to enable them to supply several of these customers with a limited number of remote control products on a direct import basis.

During the first half of 1998, the Company relocated its headquarters from its Twinsburg, Ohio facility to its Technology Center in Cypress, California. In connection with this move, all of the Company's operations and administrative functions were moved to its new headquarters, with the exception of its customer service phone center, which remained in the Company's Twinsburg facility. In the third quarter of 1998, the Company sold its Twinsburg facility to a third party at a price of $1,695,000 and leased back a portion of it to house its customer service phone center on terms which the Company believed to be competitive. The carrying value of the building at the time of the sale was approximately $1,729,000 and the Company recognized a loss on the sale of the building of approximately $34,000.

A reserve of $3,929,000 was established as part of the Company's 1997 fourth quarter restructuring (see discussion in Year Ended December 31, 1997 Compared to Year Ended December 31, 1996). During 1998, the Company completed this restructuring and used the reserve in its entirety. The restructuring proceeded according to the Company's plan and was completed without any significant changes to the plan. The following table details the type and amount of costs charged against the reserve during 1998.

        Type of Cost                    Amount
        ------------                  ----------
Severance and related employee
   benefit costs                      $3,180,000
Consumer support and service             393,000
Other retail business
   exit costs                            356,000
                                      ----------
                                      $3,929,000
                                      ==========


Interest expense decreased by $171,918 in 1998 to $455,577 from $627,495 in 1997 due to reduced borrowing under the Company's revolving letter agreement and lower average borrowing costs. Other expense increased to $100,355 in 1998 from $587 in 1997. This occurred as a result of higher net currency exchange losses from the Company's international operations.

The Company had an effective income tax rate for 1998 of 37% as compared to 34.3% in 1997. The difference in the 1998 rate as compared to the 1997 rate was primarily due to differences in NOL carryforward limitations in California versus Ohio due to the relocation of the Company's headquarters from Ohio to California.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net sales in 1997 were $114.3 compared to $98.6 million in 1996. During 1997, net sales of the North American Retail product line accounted for approximately 25.5% of net sales compared to 35.5% in 1996. Net sales of subscription broadcasting and OEM products accounted for approximately 43.2% of total net sales for 1997, compared to 29.5% in 1996. International One For All net sales accounted for approximately 18.4% of the total 1997 net sales compared to 21.7% in 1996. Private label net sales during 1997 were approximately 9.8% compared to 10.7% in 1996. Net sales of Eversafe products accounted for approximately 3.2% of total 1997 net sales compared to 2.6% in 1996.

The decrease in the North American Retail product line sales in 1997 was principally due to unit volume decreasing by approximately 27.5% from the 1996 level. Private label unit volume and revenues in 1997 increased as compared to 1996, but decreased as a percent of total sales due to the strong growth in the other components of the Company's technology businesses. The increase in net sales of subscription broadcasting and OEM products as a percentage of total net sales was primarily due to the new remote control business with satellite broadcast service providers that the Company had expected and the acceptance of the new line of cable remotes that were introduced during the fourth quarter of 1996.

Unit sales during 1997 were up by 25% over 1996 and 1997 revenues increased by 65% compared to 1996 in the subscription broadcasting and OEM businesses. Total international revenues during 1997 remained flat as compared to 1996, however, as a percent of total sales, international revenues decreased. During 1997, Eversafe sales showed an improvement due to strong sales of the garage door product line.

The Company's gross profit margin in 1997 was 27.7% compared to a gross margin of 24.9% in 1996. The improvement in margin was principally due to improved margins for the Company's subscription broadcasting and OEM products. Product cost savings and a new line of lower cost and more efficient integrated circuits added to the margin improvements. These margin improvements were partially offset by a 1997 write-down of the North American Retail product inventories to their estimated net realizable value as a result of the discontinuation of the North American Retail business (see discussion in Year Ended December 31, 1998 Compared to Year Ended December 31, 1997). In addition to the factors discussed here, gross profit margin is affected by many factors including, among other things, competitive market pressures, shifts in product mix, fluctuations in manufacturing and freight costs, changes in customer mix and aggressive consumer promotions.

In December 1997, the Company announced its decision to discontinue its North American One For All Retail business. As part of that announcement, the Company advised its employees, stockholders and the investment community generally that it would recognize a pre-tax charge of $8,419,000 during the fourth quarter of 1997. The table below depicts the costs associated with this action.

           Type of Cost                          Amount
           ------------                        ----------
Severance and related employee benefit
     costs                                     $3,260,000
Prepaid advertising for retail products         2,129,000
Fixed assets                                    1,738,000
Intangible assets - trademarks                    460,000
Consumer support and service                      393,000
Prepaid assets                                    163,000
Other retail business exit costs                  276,000
                                               ----------
                                               $8,419,000
                                               ==========

Severance and related employee benefits were determined by adding such estimated amounts for each of the 105 employees of the Company that were terminated in the restructuring. Charges for prepaid advertising, prepaid assets and fixed assets were determined by comparing net book values to estimated fair market values. The unamortized value of the trademarks used solely on products that were discontinued and determined by the Company to not be usable in its on-going businesses were written off in their entirety. Consumer support and service costs relate to ongoing contractual obligations of the Company to provide telephonic support for certain of its products that were discontinued as part of this restructuring.

Under the Company's plan, the Company anticipated that the discontinuation would
(i) reduce its annual overhead by approximately $5.0 million as a result of significantly reducing the advertising associated with the retail business, eliminating the costs associated with owning and operating the Twinsburg facility, terminating 105 employees during the first half of 1998, reducing the Company's amortization expense as a result of writing off certain of the Company's trademarks used solely on products that were discontinued and determined by the Company to not be usable in its on-going businesses, and eliminating costs associated with obtaining and holding an inventory of products for sale to its retail customers; and (ii) create a profitable new marketing and distribution channel for certain of its technology and trademarks by licensing them to third party distributors and manufacturers for their use in the domestic retail markets.

In 1996, the Company incurred a pre-tax charge of $1.1 million associated with the write-down of certain microprocessors used in its One For All branded products. The Company began ordering these chips in late 1993 in anticipation of future orders for the Company's products and certain of these chips remained on the Company's books in 1996 at their original cost or carrying value of $3.5 million. After this write down, the carrying value of this inventory was approximately $2.4 million. This charge was recorded following a December 1996 announcement by one of the Company's key integrated circuit suppliers about the planned introduction of a new line of lower cost, more efficient chips expected to occur sometime during the third or fourth quarter of 1997. The Company had hoped that it would be able to use these chips without incurring a loss, however, when many of its customers indicated a willingness to delay product orders until the new line of chips were available, the Company determined that it would not be able to use these chips in its remote control products. During 1997, however, as a result of an unanticipated order from one of its customers, the Company was able to use the bulk of these computer chips as a component in a new product although at a reduced price. By using these chips, the Company was able to remove them from its inventory without incurring any additional losses and with no significant effect on the Company's gross margin.

Selling, general and administrative expenses during 1997, excluding the fourth quarter pre-tax restructuring charge of $8,419,000, decreased compared to 1996 as a percentage of sales to 28.5% in 1997 from 29.0% in 1996. The decrease as a percent of sales is principally due to the increased net sales for the year. Advertising and telephone expenses decreased by approximately $1.5 and $0.5 million, respectively, which were offset by cost increases for bad debt, payroll and depreciation expense. The reduction in the advertising costs was the result of the decision to eliminate certain fourth quarter planned advertising programs for the Company's North American Retail product line when the decision was made to discontinue this line of business. The telephone expenses were reduced through the negotiation of a more favorable contract with the Company's long distance carrier and the conversion to an automated attendant for a portion of the calls to the Company's customer service phone center. In connection with the discontinuation of the North American Retail product line, the Company increased the allowance for doubtful accounts by $2.5 million in the fourth quarter of 1997. This increase primarily related to certain customer accounts of the Company that were deemed at risk due to the Company's exit from this business. The payroll increases were primarily due to additions to the Company's technology and engineering departments. Depreciation expense increased due to the reduction in the useful life for tooling from five to three years.

Interest expense decreased by $95,872 in 1997 to $627,495 compared to $723,367 in 1996. This decrease is due to reduced borrowing under the Company's revolving letter agreement. Other expense (income) was a net loss of $587 in 1997 as compared to a net gain of $234,486 in 1996 due primarily to lower net currency exchange gains in 1997.

The Company had an effective income tax rate for 1997 of 34.3% as compared to 50% in 1996. The difference in the rates is primarily due to a reduction in state income taxes and federal income tax credits.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities for 1998 was $9.7 million as compared to cash used for operating activities during 1997 of $186,000 and cash provided by operating activities during 1996 of $8.6 million. The improvement in 1998 cash flow from operating activities is principally due to the significant increase in income before taxes in 1998, offset by cash payments incurred during 1998 to complete the discontinuation of the North American Retail product line and restructuring announced in late 1997.

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a new $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate option selected by the Company as of December 31, 1998 was the Fixed Rate option as defined in the agreement (7.375% at December 31, 1998), which is intended to approximate B of A's cost of funds, plus an applicable margin. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At December 31, 1998, the applicable margin for the Company was two percent. The revolving credit facility, which expires October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions which are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 54,500 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of December 31, 1998, the Company had utilized approximately $4.8 million of the credit facility for business acquisitions, payments to acquire fixed assets, treasury stock purchases and other working capital needs. The Company had no outstanding import letters of credit as of

December 31, 1998. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Open market purchases of the Company's common stock under a program first announced in 1996 and continued each year thereafter amounted to approximately $3.5 million in 1998, $700,000 during 1997 and $2.6 million in 1996. The Company holds all of these shares as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives. In addition, during 1998, the Company received approximately $1.5 million of proceeds from the exercise of stock options granted to the Company's current and former employees, as compared to approximately $264,000 in 1997 and $143,000 in 1996. The primary reason for the significant increase in stock option exercises during 1998 was that the Company's stock began to trade at relatively high levels towards the second half of 1998 and many employees who were terminated during 1998 as part of the Company's restructuring (principally the Company's former Chairman of the Board) elected to exercise their options.

Capital expenditures in 1998, 1997 and 1996 were approximately $2.4 million, $2.7 million, and $3.4 million, respectively. These expenditures related primarily to acquiring product tooling and relocating the Company's headquarters from Twinsburg, Ohio to Cypress, California during 1998. The Company has currently budgeted approximately $2.0 million in capital expenditures for 1999 primarily for acquiring product tooling.

During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in cash in 1998 and the remaining $1.3 million will be paid in 1999. During the third quarter of 1998, the Company acquired a remote control company, for $1.5 million in cash and 84,211 shares of newly issued Company common stock valued at $874,000.

Historically, the Company's working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. However, due to the discontinuation of the Company's North American Retail line and the increasing significance of the Company's other lines of business including subscription broadcasting and OEM, the Company expects that some of this historical need will be lessened. At December 31, 1998, the Company had $26.9 million of working capital compared to $29.4 million at December 31, 1997. The reduction in working capital is principally due to the decreases discussed above.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund current business operations as well as anticipated growth at least through the end of 1999, however, there can be no assurances that this will occur.

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

The Company has continually evaluated the potential impact of the Year 2000 issue on its information technology systems and on its non-information technology systems and products. In this connection, the Company has fully tested and has recently upgraded the software it uses for all of its internal information technology systems to a new version that is Year 2000 compliant. At the same time, the Company also replaced its main computer hardware with Year 2000 compliant equipment. These program and information technology system changes and the acquisition of new Year 2000 compliant computer equipment were also made to increase functionality. Expenditures associated with completing these changes totaled approximately $150,000 in 1998. The Company now believes that its internal information technology systems are Year 2000 compliant.

In addition, the Company has performed a full internal evaluation of its non-information technology systems and products. Based upon that evaluation and certain ongoing tests that the Company performs from time to time, it believes that its non-information technology systems and products are Year 2000 compliant. Because of these ongoing evaluations, the Company sells its products with Year 2000 compliance warranties. Although the Company strongly believes that its products are Year 2000 compliant and provides Year 2000 compliance warranties with its products, there can be no assurance that the Company has identified all possible Year 2000 product issues and that any such issues would not have an adverse financial impact on the Company.

The Company also requests its customers and suppliers to make similar Year 2000 compliance representations regarding their information technology and non-information technology. As a result of this request, the Company is not aware that any of its suppliers and customers are not addressing the Year 2000 issue and, where appropriate, taking corrective action in connection with any Year 2000 problems they may have discovered. Moreover, the Company will increase the amount of monitoring it performs with respect to its customers and suppliers to help ensure that their performance is not delayed or withheld.

Although the Company believes that it has taken and will continue to take appropriate precautions against disruptions of its information technology and non-information technology systems and products due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. Furthermore, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the Year 2000 issue. Although the Company believes that its information technology and non-information technology systems and products are Year 2000 compliant, the Company believes that the reasonable worst case scenario may involve the failure of its customers to pay for the Company's product in a timely manner or the failure of its suppliers to deliver products timely. However, the Company believes that due to its state of readiness with respect to the Year 2000 issue, that any such delays should not have a material adverse effect on the Company's business, financial and operating results, as its systems should serve as adequate backup to help ensure that its customers and suppliers perform their obligations to the Company in a timely and adequate fashion. The Company cautions, however, that until it enters the year 2000, the actual impact of the Year 2000 issue will not be known and that such actual results may differ materially from those anticipated by the Company resulting in a material adverse effect on the Company's business, financial and operating results. The Company will, however, continue to monitor its customers and suppliers, and take timely steps to correct any system or product failures or interruptions that the Company or any its suppliers or customers develop or that have been discovered.

                                  RISK FACTORS

Forward Looking Statements

The Company cautions that the following important factors, among others (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and

Results of Operations," as well as those discussed elsewhere in this Annual Report of the Form 10-K, and as mentioned from time to time in the Company's other reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause or contribute to the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

Dependence Upon Key Suppliers

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's products, principally its remote control products, and certain other components used in the Company's products, from one main source, which provides in excess of ten percent (10%) of the Company's microprocessors for use in its products. The Company has recently developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis. The Company generally maintains inventories of its integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

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

Although the restructuring of the Company has been completed, the Company may continue to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, price reductions by the Company or its competitors, mix of distribution channels through which products are sold, level of product returns, mix of products sold, component pricing, mix of international and North American revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Dependence on Consumer Preference

The Company is susceptible to fluctuations in its business based upon consumer demand for its products. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to such fluctuations in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for the Company's products.

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

Dependence on Major Customers

The Company's performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its remote control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcast industry. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with the United Kingdom, Europe, and Australia currently representing the Company's principal foreign markets. During 1998, the Company had two customers that acquired more than ten percent of the Company's products and the loss of either of these customers or any of the Company's other key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer may have an adverse affect on the Company's financial condition or results of operations.

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

Potential for Litigation

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

1997 Restructuring Efforts

The Company believes that the discontinuation of its North American Retail business and its subsequent restructuring favorably impacted the Company's ongoing operations due to (i) reductions in the Company's annual overhead which were a result of closing the Company's Twinsburg, Ohio facility, (ii) eliminating employee and other costs associated with operating this business, and (iii) generating revenues from licensing certain of its technology and trademarks. There can be no assurance that any such cost savings or revenues will continue to occur and if they do, that they will be significant or maintained.

Effects on the Company Due to International Operations

By operating its business in countries outside of the United States, the Company is exposed to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse affect on the Company's international operations, and consequently on the Company's business, operating results and financial condition.

                                     OUTLOOK

The Company's focus in 1999 is to continue to seek ways to increase its customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and its One For All international retail business. In addition, the Company will increase its focus on creating new applications for its proprietary and/or patented technologies in the consumer electronics OEM market, and computer/internet control markets.

The Company will also continue in 1999 to control its overall cost of doing business. Management believes that through product design changes and its purchasing efforts, improvements in the Company's gross margins and efficiencies in its selling, general and administrative expenses can be accomplished.

In addition, during 1999, management will continue to pursue its overall strategy of seeking out ways to operate all aspects of the Company more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds or the IBOR rate, and therefore, affected by changes in market interest rates. At December 31, 1998, approximately $4.8 million was outstanding on the credit line. The interest rate as of December 31, 1998 was 7.375%. The Company has wholly-owned subsidiaries in the Netherlands, United Kingdom and Germany. Sales from these operations are typically denominated in local currencies including Dutch Gilders, British Pounds, and German Marks, thereby creating exposures to changes in exchange rates. Changes in local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at December 31, 1998, movements in foreign currency rates would not materially affect the financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                          PAGE
                                                                          ----
Report of Independent Accountants                                          27

Consolidated Balance Sheets at December 31, 1998 and 1997                  28

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996                                           29

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1998, 1997 and 1996                       30

Consolidated Statements of Cash Flows for the years
ended December 31, 1998, 1997 and 1996                                     32

Notes to Consolidated Financial Statements                                 33

Consolidated Financial Statements Schedules:
     Schedules for the years ended December 31, 1998, 1997 and 1996
        II - Valuation and Qualifying Accounts and Reserves                48



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Universal Electronics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Costa Mesa, California
January 22, 1999

                           UNIVERSAL ELECTRONICS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                  1998                 1997
                                                              ------------         ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                   $  1,488,672         $  1,096,611
  Accounts receivable                                           23,639,054           26,049,309
  Inventories                                                   14,834,058           16,639,394
  Prepaid expenses and other current assets                      1,835,035            1,060,205
  Assets held for sale                                                  --            1,729,000
  Deferred income taxes                                          1,268,924            5,026,924
                                                              ------------         ------------
    Total current assets                                        43,065,743           51,601,443

Equipment, furniture and fixtures                                4,439,947            3,950,220
Goodwill and other intangible assets                             6,158,135              459,673
Other assets                                                     1,547,641              474,708
Deferred income taxes                                            5,465,424            4,652,372
                                                              ------------         ------------
    Total assets                                              $ 60,676,890         $ 61,138,416
                                                              ============         ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility                                   $  4,786,293         $  7,236,766
  Accounts payable                                               7,756,515            7,775,133
  Accrued income taxes                                             331,395              100,629
  Accrued compensation                                           1,090,149              713,942
  Accrued restructuring expenses                                        --            3,928,933
  Other accrued expenses                                         2,180,064            2,495,779
                                                              ------------         ------------
    Total current liabilities                                   16,144,416           22,251,182
                                                              ------------         ------------

Commitments and contingencies (note 15)

Stockholders' equity:
  Preferred stock, $.01 par value, 624,512 shares
     authorized; none issued or outstanding                             --                   --
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 7,226,607 and 6,854,410 shares
    issued at December 31, 1998 and 1997, respectively              72,266               68,544
  Paid-in capital                                               57,971,439           54,454,040
  Currency translation adjustment                                 (121,753)             (73,261)
  Accumulated deficit                                           (6,653,322)         (12,290,972)
                                                              ------------         ------------
                                                                51,268,630           42,158,351
Less cost of common stock in treasury, 829,605 and
   542,211 shares in 1998 and 1997, respectively                 6,736,156            3,271,117
                                                              ------------         ------------
   Total stockholders' equity                                   44,532,474           38,887,234
                                                              ------------         ------------
    Total liabilities and stockholders' equity                $ 60,676,890         $ 61,138,416
                                                              ============         ============



The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year Ended December 31,
                                                        --------------------------------------------------------
                                                            1998                 1997                  1996
                                                        -------------        -------------         -------------
Net sales

     On-going business                                  $  89,035,707        $  85,231,450         $  63,560,027
     Discontinued North American Retail business            7,086,912           29,106,970            35,028,711
                                                        -------------        -------------         -------------

                                                           96,122,619          114,338,420            98,588,738

Cost of sales
     On-going business                                     52,717,177           55,275,357            40,806,244
     Discontinued North American Retail business            7,161,912           23,451,789            32,137,099
     Inventory write-down                                          --            3,892,215             1,112,041
                                                        -------------        -------------         -------------

                                                           59,879,089           82,619,361            74,055,384

Gross profit                                               36,243,530           31,719,059            24,533,354

Selling, general and administrative expenses               26,738,845           30,089,673            28,631,064
Discontinued North American Retail
  business bad debt expenses                                       --            2,500,000                    --

Restructuring expense                                              --            8,418,742                    --
                                                        -------------        -------------         -------------

Operating income (loss)                                     9,504,685           (9,289,356)           (4,097,710)

Interest expense                                              455,577              627,495               723,367

Other expense (income)                                        100,355                  587              (234,486)
                                                        -------------        -------------         -------------

Income (loss) before income taxes                           8,948,753           (9,917,438)           (4,586,591)

Provision (benefit) for income taxes                        3,311,103           (3,399,076)           (2,291,844)
                                                        -------------        -------------         -------------

Net income (loss)                                       $   5,637,650        $  (6,518,362)        $  (2,294,747)
                                                        =============        =============         =============

Net income (loss) per share:
     Basic                                              $        0.88        $       (1.04)        $       (0.34)
                                                        =============        =============         =============

     Diluted                                            $        0.85        $       (1.04)        $       (0.34)
                                                        =============        =============         =============

Weighted average common stock outstanding:
     Basic                                                  6,386,398            6,282,031             6,661,285
                                                        =============        =============         =============

     Diluted                                                6,599,907            6,282,031             6,661,285
                                                        =============        =============         =============


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               COMMON STOCK ISSUED        COMMON STOCK IN TREASURY
                                             ----------------------      --------------------------
                                              SHARES        AMOUNT        SHARES           AMOUNT
                                             ---------      -------      --------       -----------
Balance at December 31, 1995                 6,750,898      $67,509            --       $        --

Stock options exercised                         23,391          234            --                --

Purchase of treasury shares                         --           --      (415,000)       (2,593,750)

Additional shares issued
for employee retirement plan                    12,736          127            --                --

Repayment of loans by
employees for purchases of Common Stock             --           --            --                --

Net loss                                            --           --            --                --

Currency translation adjustment                     --           --            --                --
                                             ---------      -------      --------       -----------
Balance at December 31, 1996                 6,787,025       67,870      (415,000)       (2,593,750)

Additional shares issued
for employee retirement plan                    20,760          208            --                --

Stock options exercised                         46,625          466            --                --

Purchase of treasury shares                         --           --      (136,600)         (736,048)

Shares issued to Directors                          --           --         9,389            58,681

Repayment of loans by
employees for purchases
of Common Stock                                     --           --            --                --

Net loss                                            --           --            --                --

Currency translation adjustment                     --           --            --                --
                                             ---------      -------      --------       -----------
Balance at December 31, 1997                 6,854,410       68,544      (542,211)       (3,271,117)

Additional shares issued
for employee retirement plan                     8,137           81            --                --

Issuance of warrant to customer                     --           --            --                --

Stock options exercised                        279,849        2,799            --                --

                                                                                                  TOTAL
                                                             CURRENCY                             STOCK-
                                              PAID-IN        TRANSLATION     ACCUMULATED          HOLDERS'
                                              CAPITAL        ADJUSTMENT        DEFICIT            EQUITY
                                            -----------      ----------      ------------       ------------
Balance at December 31, 1995                $53,623,341      $  25,020       $ (3,477,863)      $ 50,238,007

Stock options exercised                         142,518             --                 --            142,752

Purchase of treasury shares                          --             --                 --         (2,593,750)

Additional shares issued
for employee retirement plan                    109,189             --                 --            109,316

Repayment of loans by
employees for purchases of Common Stock          75,382             --                 --             75,382

Net loss                                             --             --         (2,294,747)        (2,294,747)

Currency translation adjustment                      --        (50,104)                --            (50,104)
                                            -----------      ---------       ------------       ------------
Balance at December 31, 1996                 53,950,430        (25,084)        (5,772,610)        45,626,856

Additional shares issued
for employee retirement plan                    129,033             --                 --            129,241

Stock options exercised                         264,023             --                 --            264,489

Purchase of treasury shares                          --             --                 --           (736,048)

Shares issued to Directors                        1,319             --                 --             60,000

Repayment of loans by
employees for purchases
of Common Stock                                 109,235             --                 --            109,235

Net loss                                             --             --         (6,518,362)        (6,518,362)

Currency translation adjustment                      --        (48,177)                --            (48,177)
                                            -----------      ---------       ------------       ------------
Balance at December 31, 1997                 54,454,040        (73,261)       (12,290,972)        38,887,234

Additional shares issued
for employee retirement plan                     88,602             --                 --             88,683

Issuance of warrant to customer               1,006,000             --                 --          1,006,000

Stock options exercised                       1,527,618             --                 --          1,530,417

                                       30


                                               COMMON STOCK ISSUED        COMMON STOCK IN TREASURY
                                             ----------------------      --------------------------
                                              SHARES        AMOUNT        SHARES           AMOUNT
                                             ---------      -------      --------       -----------
Purchase of treasury shares                         --           --      (291,800)       (3,492,576)

Shares issued to Directors                          --           --         4,406            27,537

Net income                                          --           --            --                --

Shares issued in
connection with business acquired               84,211          842            --                --


Currency translation adjustment                     --           --            --                --
                                             ---------      -------      --------       -----------
Balance at December 31, 1998                 7,226,607      $72,266      (829,605)      $(6,736,156)
                                             =========      =======      ========       ===========


                                                                                                   TOTAL
                                                              CURRENCY                             STOCK-
                                               PAID-IN        TRANSLATION     ACCUMULATED          HOLDERS'
                                               CAPITAL        ADJUSTMENT        DEFICIT            EQUITY
                                             -----------      ----------      ------------       ------------
Purchase of treasury shares                           --             --                 --         (3,492,576)

Shares issued to Directors                        22,332             --                 --             49,869

Net income                                            --             --          5,637,650          5,637,650

Shares issued in
connection with business acquired                872,847             --                 --            873,689


Currency translation adjustment                       --        (48,492)                --            (48,492)
                                             -----------      ---------       ------------       ------------
Balance at December 31, 1998                 $57,971,439      $(121,753)      $ (6,653,322)      $ 44,532,474
                                             ===========      =========       ============       ============


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                       1998               1997               1996
                                                                   ------------       ------------       ------------
Cash provided by (used for) operating activities:
  Net income (loss)                                                $  5,637,650       $ (6,518,362)      $ (2,294,747)
  Adjustments to reconcile net income (loss)
       to net cash provided by (used for)
       operating activities:
    Depreciation and amortization                                     2,600,514          2,131,179          1,646,766
    Provision for doubtful accounts                                     342,661          2,850,000            232,769
    Inventory write-down                                                     --          3,892,215          1,112,041
    Restructuring expense                                                    --          8,418,742                 --
    Deferred income taxes                                             2,944,948         (3,531,008)        (2,452,028)
    Other                                                               138,552            189,242            109,316
    Changes in operating assets and liabilities:
      Accounts receivable                                             2,067,594         (8,736,334)         6,193,730
      Inventory                                                       1,805,336            676,397          7,935,572
      Prepaid expenses and other assets                                (841,762)            (3,660)        (1,336,298)
      Accounts payable and accrued expenses                          (1,258,126)           541,938         (3,260,796)
      Accrued restructuring expense                                  (3,928,933)                --                 --
      Accrued income taxes                                              230,766            (96,648)           722,891
                                                                   ------------       ------------       ------------
    Net cash provided by (used for) operating activities              9,739,200           (186,299)         8,609,216

Cash provided by (used for) investing activities:
  Acquisition of fixed assets                                        (2,395,498)        (2,739,028)        (3,436,951)
  Sale of building and other assets                                   1,862,711                 --                 --
  Payments for businesses acquired                                   (3,200,000)                --                 --
  Employee loan repayments for common stock                                  --            109,235             75,382
  Acquisition of intangible assets                                   (1,153,228)          (131,322)          (211,373)
                                                                   ------------       ------------       ------------
    Net cash used for investing activities                           (4,886,015)        (2,761,115)        (3,572,942)
                                                                   ------------       ------------       ------------

Cash provided by (used for) financing activities:
  Short-term bank borrowing                                          49,931,280         46,766,476         58,506,665
  Short-term bank payments                                          (52,381,753)       (42,713,186)       (64,626,839)
  Long-term debt borrowing                                                   --                 --          4,593,751
  Long-term debt repayments                                                  --                 --         (1,410,275)
  Proceeds from stock options exercised                               1,530,417            264,489            142,752
  Treasury stock purchased                                           (3,492,576)          (736,048)        (2,593,750)
                                                                   ------------       ------------       ------------
    Net cash provided by (used for) financing activities
                                                                     (4,412,632)         3,581,731         (5,387,696)

Effect of exchange rate changes on cash                                 (48,492)           (48,177)           (10,350)
                                                                   ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                    392,061            586,140           (361,772)
Cash and cash equivalents at beginning of year                        1,096,611            510,471            872,243
                                                                   ------------       ------------       ------------
Cash and cash equivalents at end of year                           $  1,488,672       $  1,096,611       $    510,471
                                                                   ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

Business

Universal Electronics develops and markets easy-to-use, pre-programmed universal remote controls principally for home video and audio entertainment equipment. The Company sells its remote control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), retail businesses, and companies involved in the subscription broadcast industry. In December 1997, the Company decided to discontinue its North American One For All retail business. During 1998, the Company continued to sell its remote control products internationally under the One for All(R) brand name. The Company also markets a line of home automation products under the Eversafe(R) brand name, principally a universal garage door opener.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated on the basis of cost and are amortized on a straight-line basis over the estimated future periods to be benefited. The amortization periods range from five to ten years. Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of undiscounted future cash flows to ensure that they are appropriately valued. At December 31, 1998, 1997 and 1996, accumulated amortization was $962,178, $225,331 and $321,980, respectively. Amortization expense was $737,497, $128,805 and $112,481 for the years ended December 31, 1998, 1997 and 1996, respectively.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred income taxes are provided utilizing an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.

Research and Development

Research and development expenditures are expensed as incurred. Research and development expense was $1,230,091, $1,072,392 and $287,665 for the years ended December 31, 1998, 1997 and 1996, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,511,065, $3,536,835, and $5,087,865 for the years ended December 31, 1998, 1997 and 1996, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. SFAS No. 130 did not have a material effect on the Company's consolidated financial statements.

In June 1997, the FASB issued

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which amends the disclosure requirements of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The Company adopted the provisions of SFAS No. 131 in the year ended December 31, 1998 and has restated certain disclosure amounts for all periods presented.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact this statement will have on the consolidated financial statements and has not yet adopted the provisions of SFAS No. 133 as of December 31, 1998.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation utilized in the year ended December 31, 1998.

NOTE 2 - ACQUISITIONS

During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in cash in 1998 and the remaining $1.3 million, which is included in accounts payable in the accompanying consolidated balance sheet, will be paid in 1999.

On September 1, 1998, the Company acquired a domestic remote control company for approximately $2.4 million. The acquisition was funded by $1.5 million in cash and 84,211 shares of the Company's newly issued common stock valued at $874,000.

The excess of the aggregate purchase prices for these acquisitions over the fair market value of net assets acquired is recorded as goodwill and is being amortized over periods ranging from 5 to 10 years.

Pro forma results for 1998, assuming the acquisitions had occurred at the beginning of the period, would not have been materially different from the Company's historical results for the period presented.

On October 12, 1998, the Company entered into a covenant not to compete agreement with a former officer of the Company at a cost of $949,000 in cash, which is recorded as an intangible asset and is being amortized over the five year duration of the contract.


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable are expected to be collected within one year and consist of the following:

                                              DECEMBER 31,
                                     -------------------------------
                                         1998               1997
                                     ------------       ------------
Accounts receivable, gross           $ 25,250,522       $ 28,999,857
Allowance for doubtful accounts        (1,611,468)        (2,950,548)
                                     ------------       ------------
                                     $ 23,639,054       $ 26,049,309
                                     ============       ============


In connection with the discontinuation of the Company's North American Retail business as discussed in Note 16, the Company increased the allowance for doubtful accounts by $2,500,000 in 1997. This increase primarily related to certain customer accounts of the Company that were deemed at risk due to the Company's exit from the North American Retail business.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                            DECEMBER 31,
                    ----------------------------
                        1998             1997
                    -----------      -----------
Components          $ 5,993,160      $ 6,479,069
Finished goods        8,840,898       10,160,325
                    -----------      -----------
                    $14,834,058      $16,639,394
                    ===========      ===========


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

In 1997, the North American Retail product inventories were written down by $3,892,000 to their estimated net realizable value as a result of the discontinuation of the Company's North American Retail business as discussed in
Note 16.

NOTE 5 - EQUIPMENT, FURNITURE AND FIXTURES

Fixed assets consist of the following:

                                         DECEMBER 31,
                                -------------------------------
                                    1998                1997
                                -----------         -----------
Equipment                       $ 7,431,760         $ 5,888,306
Furniture and fixtures              779,126             601,111
Leasehold improvements              858,040             463,953
Construction in progress                 --              15,300
                                -----------         -----------
                                  9,068,926           6,968,670
Accumulated depreciation         (4,628,979)         (3,018,450)
                                -----------         -----------
                                $ 4,439,947         $ 3,950,220
                                ===========         ===========

Depreciation expense was $1,863,667, $2,018,979 and $1,531,520 for the years ended December 31, 1998, 1997 and 1996, respectively.

In 1997, all fixed assets related to the North American Retail business to be disposed of in connection with the discontinuation discussed in Note 16 (including the Company's Twinsburg, Ohio facility), were written down to their estimated fair market value. The Company's Twinsburg, Ohio building was classified as held for sale in the accompanying consolidated balance sheet as of December 31, 1997. In August 1998, the Company sold the building for $1,695,000, a price approximating the book value.

NOTE 6 - REVOLVING CREDIT LINE

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a new $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate option selected by the Company as of December 31, 1998 was the Fixed Rate option as defined in the agreement (7.375% at December 31, 1998), which is intended to approximate B of A's cost of funds, plus an applicable margin. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At December 31, 1998, the applicable margin for the Company was two percent. The revolving credit facility, which expires October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 54,500 shares of stock which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under the credit facility are reduced by the outstanding balance of the Company's import letters of credit.

On November 22, 1995, the Company entered into a $22 million revolving credit agreement with The Provident Bank that expired on April 30, 1998. The interest rate on the borrowing was modified periodically based on formulas specified in the agreement and was based on the bank's prime rate (8.50% at December 31, 1997) plus one-quarter percent. Effective in January 1997, the agreement was amended to modify certain of the financial covenants and adjust the interest rate to be equal to the bank's prime rate plus one-quarter of one percent. Under the terms of this revolving credit facility, the Company's ability to pay cash dividends on its common stock was restricted and the Company was subject to certain financial covenants with limits on its ability to repurchase its stock and other restrictions. Further, amounts available for borrowing under this credit facility were reduced by the outstanding balance of the Company's import letters of credit. The Company paid a commitment fee of a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. The revolving credit facility was secured by a first priority security interest in the accounts receivable, inventory, equipment and general intangibles of the Company.

The Company had approximately $4.8, $7.2 and $3.2 million at December 31, 1998, 1997 and 1996, respectively, outstanding under the revolving credit facilities and approximately $0, $0.5, and $0.5 million of import letters of credit outstanding at December 31, 1998, 1997 and 1996, respectively. The weighted average interest rate was 8.07%, 8.30% and 7.47% for the years ended December 31, 1998, 1997 and 1996, respectively. Interest paid on the revolving credit facilities amounted to $488,144, $616,239 and $780,411 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 7 - FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable and accounts payable, as well as obligations under the credit facility described above. The carrying values of these instruments approximate fair value because of their short maturity.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. These contracts are with major financial institutions and the risk of loss due to the financial institutions' nonperformance is considered remote. The gains and losses on these forward contracts are recognized in net income when the underlying foreign currency gain and loss is recognized. The Company had a number of forward exchange contracts outstanding at December 31, 1998 with an aggregate notional value of approximately $5.6 million.

NOTE 8 - STOCKHOLDERS' EQUITY

Loans to Employees for Common Stock Purchases

During 1994, the Company loaned $484,989 to certain of its officers and key employees to enable them to purchase 74,409 shares of the Company's Common Stock on the open market. The principal amount of the loans is due in five years from the inception date, with interest on the loans accruing at the minimum rate required per annum by the Internal Revenue Code and payable at maturity. These loans are reflected as a reduction of Stockholders' Equity and are secured by the Common Stock purchased in accordance with the corresponding Stock Pledge Agreement. The Stock Pledge Agreement in certain instances accelerates debt repayment and provides for the forgiveness of the debt. During 1998, 1997 and 1996, $42,875, $109,235 and $5,600, respectively, in loan principal was forgiven under the terms of these agreements.

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

Treasury Stock

During 1998, 291,800 shares of common stock were purchased by the Company on the open market at a cost of approximately $3.5 million. During 1997, 136,600 shares were purchased for an approximate cost of $0.7 million. In September 1996, 415,000 shares were purchased at a cost of approximately $2.6 million. These shares are recorded as shares held in treasury at cost. The shares will generally be held by the Company, however, some of these shares will be used by the Company to compensate the outside directors of the Company. During 1998 and 1997, 4,406 and 9,389 shares, respectively, were issued to the outside directors. No shares were issued to outside directors in 1996.

Warrant Issued to Customer

On November 9, 1998, the Company entered into an exclusive supply agreement with a customer. As a result of this agreement, the Company issued a warrant to the customer to purchase up to 300,000 shares of the Company's common stock at $12.625 per share. Based on the expected number of shares to be issued, the fair value of this warrant of $1,006,000 has been recorded as additional paid in capital of the Company with a corresponding increase in other assets. This asset will be amortized on a straight-line basis over the 5 year term of the agreement. Subject to achieving the minimum purchase requirements of the Warrant, the warrant will vest 50% on January 1, 2003 and the remaining 50% will vest on January 1, 2004.

NOTE 9 - STOCK OPTIONS

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

1995 Stock Incentive Plan

On May 19, 1995, the Company's stockholders approved the 1995 Stock Incentive Plan ("1995 Plan"). Under the 1995 Plan, 400,000 shares of Common Stock are available for distribution to the Company's key officers, employees and non-affiliated directors. The 1995 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 19, 2005, unless otherwise terminated by resolution of the Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1995 Plan.

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

1998 Stock Incentive Plan

On May 27, 1998, the Company's stockholders approved the 1998 Stock Incentive Plan ("1998 Plan"). Under the 1998 Plan, 315,000 shares of Common Stock are available for distribution to the Company's key officers and employees. The 1998 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 27, 2008, unless otherwise terminated by resolution of the Company's board of directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1998 Plan.

The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plan as options generally are granted at fair market value on the date of the grant. In October 1995, Statement of Financial Accounting No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued. The Company adopted the disclosure requirements of this Statement in 1996 and accordingly, had compensation expense been determined consistent with SFAS No. 123, the Company's 1998 net income and basic and diluted income per share would have been $5,080,578, $0.80 and $0.77, respectively. The Company's 1997 and 1996 net loss and basic and diluted loss per share would have been $6,904,381 and $2,658,136, and $1.10 and $0.40, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 1998, 1997 and 1996, respectively: risk-free interest rate of approximately 5.28%, 6.38% and 5.86%; expected volatility of approximately 45.26%, 49.38% and 46.95%; expected life of five years for 1998, 1997 and 1996; and the common stock will pay no dividends. The weighted average grant date fair value of the options granted in 1998, 1997 and 1996 was $4.97, $2.74 and $2.61.

The following table summarizes the changes in the number of shares of Common Stock under option:

                                                  1996                      1997                   1998
                                           --------------------     ---------------------   ---------------------
                                                       Weighted-                Weighted-               Weighted-
                                                       Average                   Average                Average
                                           Shares      Exercise     Shares      Exercise     Shares     Exercise
                                            (000)       Price        (000)       Price       (000)       Price
                                           -------    ---------     ------      ---------    -----     ---------
Outstanding at beginning of year             455        7.26          803          6.47        726       6.35
Granted                                      447        6.26           95          6.00        402      10.43
Exercised                                    (23)       6.22          (46)         5.73       (280)      5.47
Expired and/or forfeited                     (76)      10.05         (126)         7.05         (4)      6.94
                                           -----                    -----                     ----
Outstanding at end of year                   803        6.47          726          6.35        844       8.59
                                           =====                    =====                     ====

Options exercisable at year-end              262                      365                      394

Significant option groups outstanding at December 31, 1998 and related weighted average price and life information follows:


                                          Options Outstanding                           Options Exercisable
                         ------------------------------------------------------  --------------------------------
                             Number        Weighted-Average    Weighted-Average      Number      Weighted-Average
   Range of               Outstanding          Remaining           Exercise        Exercisable       Exercise
Exercise Prices           at 12/31/98       Contractual Life         Price         at 12/31/98         Price
-----------------         -------------     ----------------     ------------    --------------   ---------------
$ 4.19  to  6.375            279,067            7.64               $ 5.60            234,067          $ 5.61
  6.938 to 10.63             412,500            8.57                 9.22            134,750            7.81
 11.47  to 13.00             152,880            8.63                11.98             25,380           13.00
                            --------                                                --------
$ 4.19  to 13.00             844,447            8.27                 8.52            394,197            6.84
                            ========                                                ========


NOTE 10 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company had annual sales to two customers in 1998, one customer in 1997, and two customers in 1996 that individually exceeded 10% of total Company sales in the years ended December 31, 1998, 1997 and 1996. The sales amounted to $11.8 million and $10.6 million in 1998, $14.8 million in 1997, $12.3 million and $10.5 million in 1996. Trade receivables with the previously mentioned customers amounted to $5.3 million, $3.3 million and $3.0 million at December 31, 1998, 1997 and 1996, respectively.

Trade receivables subject the Company to a concentration of credit risk. The risk is limited due to the large number of customers comprising the Company's customer base, the relative size and strength of the Company's customers and the Company's performance of ongoing credit evaluations.

The Company utilizes third-party manufacturers in the Far East, Mexico and the United States to produce its remote control products and home automation products. Commencing in 1996, the Company began a program to reduce its dependence on any one supplier of its remote control and home automation products in an attempt to stabilize its sources for products and negotiate more favorable terms with its suppliers. The number of third party suppliers that provided the Company in excess of 10% of the Company's remote control and home automation products were three, four and three for 1998, 1997 and 1996, respectively.

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

NOTE 11 - LEASES

The Company leases office and warehouse space and certain office equipment under operating leases. Rental expense under operating leases was $837,976, $914,712 and $793,779, for the years ended December 31, 1998, 1997 and 1996, respectively.

The following summarizes future minimum noncancellable operating lease payments at December 31, 1998:

                 Year ending December 31:                         AMOUNT
                                                                -----------
                                     1999                       $  892,606

                                     2000                          517,403

                                     2001                          404,828

                                     2002                          309,672

                                     2003 & beyond                      --

                                                                ----------
                  Total lease commitments                       $2,124,509
                                                                ==========


NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. The Company's match was 25% of participants' contributions for the years ended December 31, 1998, 1997 and 1996 and the expense recorded amounted to $123,332, $123,911 and $134,899, respectively. The Company's match in 1998, 1997 and 1996 was in the form of shares of common stock of the Company.

NOTE 13 - INCOME TAXES

In 1998, 1997 and 1996, pretax income (loss) was attributed to the following jurisdictions:

                                                 YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------
                                   1998                    1997                     1996
                               ------------            ------------             ------------
Domestic operations            $  8,210,501            $(10,174,279)            $ (4,867,074)
Foreign operations                  738,252                 256,841                  280,483
                               ------------            ------------             ------------
    Total                      $  8,948,753            $ (9,917,438)            $ (4,586,591)
                               ============            ============             ============

The provision (benefit) for income taxes charged to operations was as follows:

                                                   YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------
                                          1998               1997                1996
                                       -----------        -----------         -----------
Current tax expense (benefit):
  U.S. federal                         $        --        $        --         $   (49,797)

  State and local                          114,999             72,720              93,900

  Foreign                                  251,156             59,531             118,082
                                       -----------        -----------         -----------
    Total current                          366,155            132,251             162,185
                                       -----------        -----------         -----------
Deferred tax expense (benefit):
  U.S. federal                           2,521,779         (3,406,385)         (2,286,243)

  State and local                          423,169           (124,942)           (167,786)

  Foreign                                       --                 --                  --
                                       -----------        -----------         -----------
  Total deferred                         2,944,948         (3,531,327)         (2,454,029)
                                       -----------        -----------         -----------
    Total provision (benefit)          $ 3,311,103        $(3,399,076)        $(2,291,844)
                                       ===========        ===========         ===========


Deferred tax assets were comprised of the following at December 31:

                                           1998               1997                1996
                                       -----------        -----------         -----------
Depreciation                           $   723,604        $   591,825         $   636,189

Gross deferred tax liabilities             723,604            591,825             636,189
                                       -----------        -----------         -----------

Capitalized packaging costs                (72,365)           (68,897)            (93,979)

Advertising allowance                      (41,570)          (256,447)           (228,739)

Inventory reserves                        (256,441)          (317,573)           (489,398)

Allowance for doubtful accounts           (256,440)          (984,244)           (109,832)

Sales return reserve                       (57,885)          (128,216)           (175,685)

Capitalized inventory costs               (259,983)          (255,304)           (136,540)

NOL and credit carry forwards           (6,278,675)        (5,265,390)         (5,353,650)

Promotional rebate reserve                      --             (4,147)            (12,444)

Discontinuation reserves                        --         (2,324,297)                 --

Other                                     (234,593)          (840,805)           (362,315)
                                       -----------        -----------         -----------

Gross deferred tax assets               (7,457,952)       (10,445,320)         (6,962,582)
                                       -----------        -----------         -----------

Valuation allowance                             --            174,199             174,199
                                       -----------        -----------         -----------

                                       $(6,734,348)       $(9,679,296)        $(6,152,194)
                                       ===========        ===========         ===========


In management's opinion, future taxable income will be sufficient to utilize the tax benefit recognized as deferred tax assets. The decrease in the valuation allowance in 1998 was due to the Company's assessment that benefits from alternative minimum tax and other credit carryforwards will more likely than not be realized prior to their expiration.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

                                                   YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------
                                          1998               1997                1996
                                       -----------        -----------         -----------
Tax provision (benefit)
  at statutory U.S. rate               $ 3,042,704        $(3,371,235)        $(1,559,441)

Increase (decrease) in
   tax provision resulting from:

  State and local taxes, net               423,169            (76,947)           (304,177)

  Foreign tax rate differential                 --            (27,795)             22,718

  Nondeductible items                       28,763             35,908              24,501

  Research and development credit               --                 --            (349,797)

  Reduction in valuation allowance        (174,199)                --                  --

  Other                                     (9,334)            40,993            (125,648)
                                       -----------        -----------         -----------
Tax provision (benefit), as above      $ 3,311,103        $(3,399,076)        $(2,291,844)
                                       ===========        ===========         ===========

Income taxes refunded were $30,829, $0 and $48,897, for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has an alternative minimum tax credit carryforward of $278,365 and a federal net operating loss carryforward of $15,159,074 that begins to expire in 2010. The Company also has a research and development credit carryforward of $744,207 that begins to expire in 2006. No income taxes have been provided on the undistributed earnings of foreign subsidiaries as the earnings are expected to be permanently reinvested in the foreign operations.

NOTE 14 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company operates in a single industry segment and is engaged in the development, manufacturing and marketing of universal remote controls and related products principally for home video and audio entertainment equipment. In 1997 and 1996, the Company's customers consisted primarily of domestic and international retailers, private label customers, original equipment manufacturers and subscription broadcasting operators. In 1998 the Company's customers remained the same although the number of domestic retail customers decreased as the Company exited its North American Retail business line.

The Company's operations by geographic area are presented below:

                                     1998                1997                1996
                                 ------------        ------------        ------------
Net Sales
   United States                 $ 73,272,673        $ 92,149,517        $ 75,904,960
   United Kingdom                   8,807,684           5,818,232           2,175,834
   Germany                          5,865,240           4,958,049           3,457,901
   All Other                        8,177,022          11,412,622          17,050,043
                                 ------------        ------------        ------------
Total Net Sales                    96,122,619         114,338,420          98,588,738
                                 ============        ============        ============
Identifiable Assets
   United States                    8,344,489           4,236,717           7,950,615
   All Other Countries              3,801,234             647,884             135,267
                                 ------------        ------------        ------------
Total Identifiable Assets          12,145,723           4,884,601           8,085,882
                                 ============        ============        ============

Specific identification was the basis used for attributing revenues from external customers to individual countries. In addition to the operations of the foreign subsidiaries, the Company had export sales in

1998, 1997 and 1996 of $7,717,208, $12,351,530, $11,231,679, respectively.
Foreign currency exchange gains (losses) of $(97,066), $(27,364) and $42,586, were included in the determination of net income for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to several lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows, or financial condition.

NOTE 16 - RESTRUCTURING

In December 1997, the Company announced its decision to discontinue its North American One For All Retail line of business and the distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company continues to supply a limited line of remote control products to several mass merchandisers on a direct import basis. The Company closed the Twinsburg, Ohio facility, with the exception of its customer service phone center, and moved its headquarters to its Technology Center in Cypress, California during the second quarter of 1998. The pre-tax restructuring charge of $8,419,000 taken in the fourth quarter of fiscal year 1997 primarily related to severance and employee benefit costs ($3,260,000), the write-down of fixed assets to be disposed of to their estimated fair market value ($1,738,000), the write-down of intangibles by the amount for which no future benefit existed ($460,000), consumer support and service costs relating to contractual obligations of the Company to provide telephonic support for certain of its products that were discontinued as part of the restructuring ($393,000), write-off of prepaid advertising and other prepaid assets to their estimated fair market value ($2,129,000 and $163,000, respectively), and other costs related to the discontinuation of the North American Retail business ($276,000). Severance and related employee benefit costs were determined by estimating such amounts for each of the 105 employees of the Company that were terminated in the restructuring. Charges for prepaid advertising, other prepaid assets and fixed assets were determined by comparing net book values to the estimated fair market values. Intangibles consisting of trademark costs were evaluated for future benefits and an estimate was made of the amount for which no future benefits existed. Other costs related to the disposition of assets were primarily related to operating expenses associated with the liquidation of the North American Retail business. After an income tax benefit of $2,863,000, the restructuring charge reduced fiscal year 1997 earnings by $5,556,000 or $0.88 per share. See also Note 3 - Accounts Receivable and Note 4 - Inventories for explanation of additional expenses related to the restructuring. The restructuring was completed during 1998.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 1998, 1997, and 1996.

                                                                                      1998
                                                  --------------------------------------------------------------------------
                                                    MARCH 31,           JUNE 30,         SEPTEMBER  31,         DECEMBER 31,
                                                  ------------        ------------       --------------         ------------
Net sales
   On-going business                              $ 18,575,778        $ 22,272,821        $ 23,731,761         $ 24,455,346
   Discontinued North
     American Retail business                        4,356,540           2,446,099             284,274                   --
                                                  ------------        ------------        ------------         ------------
                                                    22,932,318          24,718,920          24,016,035           24,455,346

Gross profit (loss)
   On-going business                                 7,249,639           9,073,208           9,567,461           10,428,222
   Discontinued North
     American Retail business                               --                  --             (75,000)                  --
                                                  ------------        ------------        ------------         ------------
                                                     7,249,639           9,073,208           9,492,461           10,428,222

Operating income (loss)                              2,116,671           2,655,658           4,085,481              646,875

Net income (loss)                                 $    343,903        $  1,313,777        $  1,609,322         $  2,370,648
                                                  ------------        ------------        ------------         ------------
Net income (loss) per share:
    Basic                                         $       0.05        $       0.21        $       0.25         $       0.37
                                                  ------------        ------------        ------------         ------------
    Diluted                                       $       0.05        $       0.20        $       0.24         $       0.36
                                                  ------------        ------------        ------------         ------------
Weighted average common stock outstanding:
    Basic                                            6,338,000           6,366,000           6,438,000            6,418,000
                                                  ------------        ------------        ------------         ------------

    Diluted                                          6,650,000           6,723,000           6,692,000            6,581,000
                                                  ------------        ------------        ------------         ------------



                                                                                     1997
                                                  --------------------------------------------------------------------------
                                                    MARCH 31,           JUNE 30,         SEPTEMBER  31,         DECEMBER 31,
                                                  ------------        ------------       --------------         ------------
Net sales
   On-going business                              $ 16,538,559        $ 17,152,545        $ 26,095,641         $ 25,444,705
   Discontinued North
      American Retail business                       5,841,691           6,778,502           7,403,283            9,083,494
                                                  ------------        ------------       --------------         ------------
                                                    22,380,250          23,931,047          33,498,924           34,528,199

Gross profit (loss)
    On-going business                                5,606,265           5,662,342           8,527,383           10,163,271
    Discontinued North
      American Retail business                       1,151,149           1,620,637           1,763,268            1,116,959
    Inventory write-down                                    --                  --                  --           (3,892,215)
                                                  ------------        ------------       --------------         ------------
                                                     6,757,414           7,282,979          10,290,651            7,388,015

Operating income (loss)                               (313,909)            548,511           1,958,168          (11,482,127)

Net income (loss)                                     (280,786)            288,488           1,187,387           (7,713,452)
                                                  ------------        ------------       --------------         ------------

Net income (loss) per share:
    Basic                                         $      (0.04)       $       0.05        $       0.19         $      (1.23)
                                                  ------------        ------------       --------------         ------------

    Diluted                                       $      (0.04)       $       0.05        $       0.19         $      (1.23)
                                                  ------------        ------------       --------------         ------------
Weighted average common stock outstanding:
    Basic                                            6,313,000           6,266,000           6,261,000            6,296,000
                                                  ------------        ------------       --------------         ------------

    Diluted                                          6,313,000           6,299,000           6,359,000            6,296,000
                                                  ------------        ------------       --------------         ------------



                                                                                     1996
                                                  --------------------------------------------------------------------------
                                                    MARCH 31,           JUNE 30,         SEPTEMBER  31,         DECEMBER 31,
                                                  ------------        ------------       --------------         ------------
Net sales
   On-going business                              $  9,852,790        $ 12,965,913        $ 18,249,261         $ 22,492,063
   Discontinued North
      American Retail business                      12,052,176           8,560,328           7,391,891            7,024,316
                                                  ------------        ------------        ------------         ------------
                                                    21,904,966          21,526,241          25,641,152           29,516,379

Gross profit (loss)
   On-going business                                 6,450,131           5,315,024           5,303,355            5,685,273
   Discontinued North
      American Retail business                        (608,111)          1,309,491           1,467,610              722,622
   Inventory write-down                                     --                  --                  --           (1,112,041)
                                                  ------------        ------------        ------------         ------------
                                                     5,842,020           6,624,515           6,770,965            5,295,854

Operating income (loss)                             (1,279,314)            373,874             165,462           (3,667,232)

Net income (loss)                                     (570,152)            247,656             112,183           (2,084,434)
                                                  ------------        ------------        ------------         ------------

Net income (loss) per share:
    Basic                                         $      (0.08)       $       0.04        $       0.02         $      (0.33)
                                                  ------------        ------------        ------------         ------------

    Diluted                                       $      (0.08)       $       0.04        $       0.02         $      (0.33)
                                                  ------------        ------------        ------------         ------------

Weighted average common stock outstanding:
                                                  ------------        ------------        ------------         ------------
    Basic                                            6,758,000           6,772,000           6,749,000            6,369,000

    Diluted                                          6,758,000           6,945,000           6,855,000            6,369,000
                                                  ------------        ------------        ------------         ------------


The Company has restated the presentation of certain information for the first three quarters of 1998. The net effect of the restatement was to reclassify 1998 sales and cost of sales associated with the discontinued North American Retail business from accrued restructuring expenses to net sales and cost of sales. In 1997, the North American Retail product inventories were written down by $3,892,000 to their estimated net realizable value as a result of the discontinuation discussed in Note 16. The 1997 write down amounted to $0.62 per share for the full year on a pretax basis. During the fourth quarter of 1996, the Company wrote down a portion of its inventory of microprocessors after one of its major suppliers announced a new line of lower cost chips would be available in the second half of 1997. The write down amounted to $1,112,000 on a pretax basis or $0.11 per share for the full year.

                           UNIVERSAL ELECTRONICS INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                      ADDITIONS
                                    BALANCE AT        CHARGED TO        WRITE-OFFS        BALANCE AT
                                   BEGINNING OF        COSTS AND           AND              END OF
          DESCRIPTION                 PERIOD           EXPENSES         DEDUCTIONS          PERIOD
          -----------              ------------       ----------        ----------        ----------
Valuation account for accounts
  receivable:

Year Ended December 31, 1998        $2,950,548        $  342,662        $1,681,742        $1,611,468

Year Ended December 31, 1997        $  359,480        $2,850,000        $  258,932        $2,950,548

Year Ended December 31, 1996        $  342,450        $  232,625        $  215,595        $  359,480

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

(a)(3)  LIST OF EXHIBITS REQUIRED TO BE FILED BY ITEM 601(a) OF THE
                REGULATION S-K ARE INCLUDED AS EXHIBITS TO THIS REPORT:
                See EXHIBIT INDEX at page 51 to Item 601(a) of this Regulation S-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 8th day of April, 1999.

                           UNIVERSAL ELECTRONICS INC.

                               By:/s/Camille Jayne
                               -------------------
                                  Camille Jayne
                      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of April, 1999, by the following persons in the capacities indicated.

NAME & TITLE                                         SIGNATURE
------------                                         ---------
Paul D. Arling
President and Chief Operating Officer,
Chief Financial Officer and Director                 /s/Paul D. Arling*
(Principal Financial Officer)                        --------------------------------

Camille Jayne
Chairman and Chief Executive Officer
and Director                                         /s/Camille Jayne
(Principal Executive Officer)                        --------------------------------

Mark Belzowski
Vice President and Corporate Controller              /s/Mark Belzowski*
(Principal Accounting Officer)                       --------------------------------

Peter L. Gartman                                     /s/Peter L. Gartman*
Director                                             --------------------------------

Bruce A. Henderson                                   /s/Bruce A. Henderson*
Director                                             --------------------------------

William C. Mulligan                                  /s/William C. Mulligan*
Director                                             --------------------------------

J. C. Sparkman                                       /s/J.C. Sparkman*
Director                                             --------------------------------

F. Rush McKnight                                     /s/F. Rush McKnight*
Director                                             --------------------------------

* The undersigned, by signing her name hereto, does sign this Report on behalf of the above Directors and Officers of Universal Electronics Inc. pursuant to a Power of Attorney executed on behalf of each such Director and Officer and which has been filed with the Securities and Exchange Commission.

                                                     By: /s/ Camille Jayne
                                                     --------------------------------
                                                             Camille Jayne
                                                          As Attorney-In-Fact

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

        10.34   Purchase Agreement dated November 8, 1998 by and between
                Universal Electronics Inc. and General Instrument Corporation
                (filed herewith)

        10.35   Warrant dated November 9, 1998 by and between Universal
                Electronics Inc. and General Instrument Corporation (filed herewith)

        10.36   Agreement dated January 30, 1998, as amended on December 30,
                1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc., and Euro Quality
                Assurance Ltd. and T. Maeizumi (filed herewith)

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

        11.1    Statement re: computation of per share earnings (filed herewith)

        21.1    List of Subsidiaries of the Registrant (filed herewith)

        23.1    Consent of PricewaterhouseCoopers LLP (filed herewith)

        24.1    Power of Attorney (previously filed)

        27.1    Financial Data Schedule (filed herewith)


* Management contract or compensation plan or arrangement identified pursuant to Item 14(c) of the Form 10-K.