Form 10-Q
period 1999-03-31
UNIVERSAL ELECTRONICS INC
filed 1999-05-17
CIK 101984

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ________________.

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

                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 6,517,002 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at March 31, 1999.


                                ---------------

                           UNIVERSAL ELECTRONICS INC.


                                      INDEX




                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                       Consolidated Balance Sheets                            3
                       Consolidated Statements of Operations                  4
                       Consolidated Statements of Cash Flows                  5
                       Notes to Consolidated Financial Statements             6

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          7

Item 3.           Quantitative and Qualitative Disclosures
                       about Market Risk                                     14

PART II.          OTHER INFORMATION

Item 5.           Other Information                                          14

Item 6.           Exhibits and Reports on Form 8-K                           14

Signature                                                                    15

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              March 31,     December 31,
                                                                 1999           1998
                                                             -----------    -----------
                                                             (Unaudited)      (Audited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                  $     2,282    $     1,489
  Accounts receivable                                             20,539         23,639
  Inventories                                                     12,602         14,834
  Prepaid expenses and other current assets                        2,104          1,835
  Deferred income taxes                                            1,269          1,269
                                                             -----------    -----------
     Total current assets                                         38,796         43,066

Equipment, furniture and fixtures, net                             4,262          4,440
Goodwill and other intangible assets, net                          5,931          6,158
Other assets                                                       1,434          1,548
Deferred income taxes                                              5,153          5,465
                                                             -----------    -----------
     Total assets                                            $    55,576    $    60,677
                                                             ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility                                  $        --    $     4,786
  Accounts payable                                                 6,623          7,757
  Accrued income taxes                                               252            331
  Accrued compensation                                               895          1,090
  Other accrued expenses                                           2,093          2,180
                                                             -----------    -----------
     Total current liabilities                                     9,863         16,144
                                                             -----------    -----------


Stockholders' equity:
  Preferred stock, $.01 par value, 624,512 shares                     --             --
       authorized; none issued or outstanding
  Common stock, $.01 par value, 20,000,000 shares                     73             72
      authorized; 7,346,607 and 7,226,607 shares issued at
      March 31, 1999 and December 31, 1998, respectively
  Paid-in capital                                                 58,733         57,972
  Currency translation adjustment                                   (153)          (122)
  Accumulated deficit                                             (6,204)        (6,653)
  Common stock in treasury, 829,605 shares at March 31,
      1999 and December 31, 1998                                  (6,736)        (6,736)
                                                             -----------    -----------
      Total stockholders' equity                                  45,713         44,533
                                                             -----------    -----------
      Total liabilities and stockholders' equity             $    55,576    $    60,677
                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                           1999          1998
                                                        --------       --------
Net sales
     On-going business                                  $ 20,941       $ 18,576
     Discontinued North American retail
          business                                            --          4,356
                                                        --------       --------
                                                          20,941         22,932

Cost of sales
     On-going business                                    12,659         11,326
     Discontinued North American retail
          business                                            --          4,356
                                                        --------       --------
                                                          12,659         15,682

Gross profit                                               8,282          7,250

Selling, general and administrative expenses               7,451          6,603
                                                        --------       --------
Operating income                                             831            647
Interest expense                                              32            138
Other expense (income)                                        38            (41)
                                                        --------       --------
Income before income taxes                                   761            550
Provision for income taxes                                  (312)          (207)
                                                        --------       --------
Net income                                              $    449       $    343
                                                        ========       ========
Net income per share:
     Basic                                              $    .07       $    .05
                                                        ========       ========

     Diluted                                            $    .07       $    .05
                                                        ========       ========
Weighted average common stock outstanding:
     Basic                                                 6,498          6,338
                                                        ========       ========

     Diluted                                               6,701          6,650
                                                        ========       ========



The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     1999                1998
                                                   --------            --------
Cash provided by operating activities:
  Net income                                       $    449            $    343
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                        898                 402
   Provision for doubtful accounts                      200                  95
   Deferred income taxes                                312                 124
   Other                                                 --                  37
   Changes in operating assets and liabilities:
     Accounts receivable                              2,900               5,517
     Inventory                                        2,232                (224)
     Prepaid expenses and other assets                 (204)                 76
     Accounts payable and accrued expenses             (615)             (1,850)
     Accrued income taxes                               (79)                (18)
                                                   --------            --------
   Net cash provided by operating activities          6,093               4,502

Cash used for investing activities:
  Acquisition of fixed assets                          (352)               (506)
  Payments for businesses acquired                     (800)             (1,700)
  Other                                                 (94)                (16)
                                                   --------            --------
   Net cash used for investing activities            (1,246)             (2,222)

Cash used for financing activities:
  Short-term bank borrowing                          10,810              14,819
  Short-term bank payments                          (15,596)            (18,031)
  Proceeds from stock options exercised                 763                 327
                                                   --------            --------
   Net cash used for financing activities            (4,023)             (2,885)

Effect of exchange rate changes on cash                 (31)                (21)
                                                   --------            --------
Net increase (decrease) in cash and cash
  equivalents                                           793                (626)

Cash and cash equivalents at beginning of period      1,489               1,097
                                                   --------            --------
Cash and cash equivalents at end of period         $  2,282            $    471
                                                   ========            ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Adjustments

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Inventories

Inventories consist of the following (in thousands):

                                                   March 31,        December 31,
                                                     1999               1998
                                                   ---------        ------------
Components                                           $ 4,670          $ 5,993
Finished goods                                         7,932            8,841
                                                     -------          -------
     Total inventories                               $12,602          $14,834
                                                     =======          =======

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation utilized in the three months ended March 31, 1999.

Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the development, manufacturing and marketing of universal remote controls and related products principally for home video and audio entertainment equipment.

The Company's operations by geographic area in thousands are presented below:

                                            Three Months Ended March 31,
                                      ------------------------------------------
                                           1999                       1998
                                      -------------------      -----------------
Net Sales
   United States                                 $ 15,797              $ 19,744
   United Kingdom                                   1,172                   801
   Germany                                          1,331                 1,431
   All Other                                        2,641                   956
                                      -------------------      -----------------
Total Net Sales                                  $ 20,941              $ 22,932
                                      ===================      =================

                                         March 31, 1999        December 31, 1998
                                      -------------------      -----------------
Identifiable Assets
   United States                                 $  8,008              $  8,345
   All Other Countries                              3,618                 3,801
                                      ===================      =================
Total Identifiable Assets                        $ 11,626              $ 12,146
                                      ===================      =================

Specific identification was the basis used for attributing revenues from external customers to individual countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1999 versus 1998

Net sales for the 1999 first quarter were $20.9 million compared to $22.9 million for the same quarter last year. Net sales in the Company's technology businesses (subscription broadcasting, OEM and private label) were approximately 72.9% of net sales for the first quarter of 1999 compared to 63.0% for the first quarter of 1998. Net sales from the continuing retail businesses (One For All(R) international, Eversafe and direct import) accounted for approximately 27.1% of total first quarter 1999 net sales compared to 18.0% for the corresponding period in 1998. Net sales for the first quarter of 1999 from the discontinued North American retail business (One For All US and Canada) were 0.0% of overall net sales compared to 19.0% for the same period in 1998.

Net sales in the Company's technology businesses for the first quarter of 1999 increased by approximately 5.8% from $14.4 million for the same period last year to $15.3 million in 1999. The increase in technology sales is attributable to stronger sales to cable and satellite providers.

The Company's net sales for the 1999 first quarter from its continuing retail businesses were $5.7 million, an increase of 36.9% over the net sales of $4.1 million in 1998 for the same quarter last year. One For All international revenues (the largest component of the continuing retail business group) increased 47.2% for the first quarter of 1999 from $3.5 million for the 1998 first quarter to $5.1 million in 1999. The change can be attributed to the continued growth in universal remote control business in Europe.

Net sales for the first quarter of 1999 in the Company's discontinued North American retail product line decreased from $4.4 million to zero. This reduction occurred because the Company completed its restructuring in the third quarter of 1998 and sold all of the remaining inventory of its discontinued North American retail product line at that time.

The Company's overall gross profit margin for the first quarter of 1999 was 39.6% compared to a gross margin of 31.6% for the same period last year. In the Company's continuing businesses, the gross margin increased to 39.6% for the first quarter of 1999 compared to 39.0% in the 1998 first quarter. This increase can be attributed to improved margins in the Company's subscription broadcasting business due primarily to reduced product costs.

As a percentage of net sales excluding the North American retail business, selling, general and administrative expenses remained flat at 35.6% in the first quarter of 1999 and the first quarter of 1998. In dollars, the Company's selling, general and administrative expenses increased 12.8% during the first quarter of 1999 to $7.5 million from $6.6 million in 1998. The increase was attributable to increased amortization expense from the effect of a full quarter of amortization expense in 1999 compared to a partial quarter of amortization in the first quarter of 1998 relating to businesses acquired or noncompete agreements entered into by the Company during or after the first quarter of 1998. Additionally, increased employee relocation costs, and employee bonus and commission accruals contributed to this increase in the first quarter of 1999.

Interest expense decreased by $106,000 for the first quarter of 1999 to $32,000 from $138,000 for the first quarter of 1998 due to reduced borrowing under the Company's revolving credit agreement and lower average borrowing costs. Other expense increased to $38,000 in 1999 from other income of $41,000 in the first quarter of 1998 as a result of higher net currency exchange losses from the Company's international operations.

The Company recorded income tax expense of $312,000 for the first quarter of 1999 compared to approximately $207,000 for the same quarter of 1998. The increase was due to improved results in 1999 and a slightly higher tax rate in 1999 due to the effect of the completion of the Company's relocation of its headquarters from Ohio to California during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities was $6.1 million for the three months ended March 31, 1999 compared to $4.5 million for the same period in 1998. The improvement in 1999 cash flow from operating activities is principally due to decreases in accounts receivable and inventory.

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a new $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate option selected by the Company as of December 31, 1998 was the Fixed Rate option as defined in the agreement (7.375% at December 31, 1998), which is intended to approximate B of A's cost of funds, plus two percent. The revolving credit facility, which expires October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions which are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 54,500 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of March 31, 1999, the Company had no balance outstanding on the credit line. The credit facility can be used for business acquisitions, payments to acquire fixed assets, treasury stock purchases and other working capital needs. The Company had no outstanding import letters of credit as of March 31, 1999. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the three months ended March 31, 1999 and 1998 were approximately $352,000 and $506,000, respectively. These expenditures related primarily to acquiring product tooling and relocating the Company's headquarters from Twinsburg, Ohio to Cypress, California during 1998.

During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in cash in the first quarter of 1998 and $800,000 was paid in cash in the first quarter of 1999. The remaining $500,000 is scheduled to be paid in the third quarter of 1999.

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

The Company has continually evaluated the potential impact of the Year 2000 issue on its information technology systems and on its non-information technology systems and products. In this connection, the Company has fully tested and has recently upgraded the software it uses for all of its internal information technology systems to a new version that is Year 2000 compliant. At the same time, the Company also replaced its main computer hardware with Year 2000 compliant equipment. These program and information technology system changes and the acquisition of new Year 2000 compliant computer equipment were also made to increase functionality. Expenditures associated with completing these changes totaled approximately $150,000 through March 1999. The Company now believes that its internal information technology systems are Year 2000 compliant.

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

                                  RISK FACTORS

Forward Looking Statements

The Company cautions that the following important factors, among others (including but not limited to factors discussed above, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report of the Form 10-Q, and as mentioned from time to time in the Company's other reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause or contribute to the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While management believes that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including continued acceptance of the Company's technology and products, the impact of competitive pressures, including products and pricing, locating and finalizing acceptable acquisition targets and/or strategic partners, the availability of financing for acquisitions on terms acceptable to the Company, fluctuations in currency exchange rates, the consolidation of and new competition experienced by members in the cable industry, principally from satellite and other similar broadcast providers, general economic and stock market conditions and other risks which are otherwise set forth in this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

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

Dependence on Consumer Preference

The Company is susceptible to fluctuations in its business based upon consumer demand for its products. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to such fluctuations in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for the Company's products. Moreover, the Company cautions that any increases in sales or growth in revenue that it achieves may be transitory and should by no means be construed to mean that such increases or growth will continue.

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

The Company will also continue in 1999 to control its overall cost of doing business. Management believes that through product design changes and its purchasing efforts, improvements in the Company's gross margins and efficiencies in its selling, general and administrative expenses can be accomplished, although there can be no assurances that there will be any improvements to the Company's gross margin or that the Company will achieve any cost savings through these efforts and if obtained, that any such improvements or savings will be significant or maintained.

In addition, during 1999, management will continue to pursue its overall strategy of seeking out ways to operate all aspects of the Company more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities. The Company cautions, however, that no assurances can be made that any suitable acquisition targets or partnership opportunities will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurances can be made that any such acquisition or partnership will profitably add to the Company's operations.

While management believes that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including continued acceptance of the Company's technology and products, the impact of competitive pressures, including products and pricing, locating and finalizing acceptable acquisition targets and/or strategic partners, the availability of financing for acquisitions on terms acceptable to the Company, fluctuations in currency exchange rates, the consolidation of and new competition experienced by members in the cable industry, principally from satellite and other similar broadcast providers, general economic and stock market conditions and other risks which are otherwise set forth in this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds or the IBOR rate, and therefore, affected by changes in market interest rates. At March 31, 1999 the Company had no balance outstanding on the credit line. The interest rate as of December 31, 1998 was 7.375%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom and Germany. Sales from these operations are typically denominated in local currencies including Dutch Gilders, British Pounds, and German Marks, thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at March 31, 1999, movements in foreign currency rates would not materially affect the financial position of the Company.

PART II.    OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
                (A)   Exhibits
                      11.1  Statements  re:  Computation  of Per Share
                      Earnings (filed herewith)                              16

                (B)   Reports on Form 8-K
                      There were no reports on Forms 8-K filed during the quarter ended March 31, 1999.

                (C)   Exhibit 27 Financial Data Schedule                     17

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  (Registrant)  Universal Electronics Inc.


Date:    May 14, 1999             /s/ PAUL ARLING
                                  ---------------------------------
                                  Paul Arling
                                  President and Chief Operating Officer