Form 10-Q
period 1999-06-30
UNIVERSAL ELECTRONICS INC
filed 1999-08-16
CIK 101984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                          Yes  X                No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 6,683,485 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at June 30, 1999.

                           UNIVERSAL ELECTRONICS INC.


                                      INDEX




                                                                               Page
                                                                               ----
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheets                                    3
                  Consolidated Statements of Operations                          4
                  Consolidated Statements of Cash Flows                          5
                  Notes to Consolidated Financial Statements                     6

Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  7

Item 3.      Legal Proceedings                                                  15

Item 4.      Quantitative and Qualitative Disclosures about Market Risk         15

Item 5.      Submission of Matters to a Vote of Security Holders                16

PART II.     OTHER INFORMATION

Item 6.      Other Information                                                  17

Item 7.      Exhibits and Reports on Form 8-K                                   17

Signature                                                                       18

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share-related data)

                                                               June 30,    December 31,
                                                                 1999          1998
                                                             (Unaudited)     (Audited)
                                                               --------      --------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                    $  4,546      $  1,489
  Accounts receivable                                            19,619        23,639
  Inventories                                                    14,010        14,834
  Prepaid expenses and other current assets                       2,939         1,835
  Deferred income taxes                                           1,664         1,269
                                                               --------      --------
     Total current assets                                        42,778        43,066

Equipment, furniture and fixtures, net                            3,975         4,440
Goodwill and other intangible assets, net                         5,722         6,158
Other assets                                                      1,621         1,548
Deferred income taxes                                             4,315         5,465
                                                               --------      --------
     Total assets                                              $ 58,411      $ 60,677
                                                               ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility                                    $     --      $  4,786
  Accounts payable                                                6,125         7,757
  Accrued income taxes                                              622           331
  Accrued compensation                                            1,112         1,090
  Other accrued expenses                                          2,332         2,180
                                                               --------      --------
     Total current liabilities                                   10,191        16,144
                                                               --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 624,512 shares                    --            --
       authorized; none issued or outstanding
  Common stock, $.01 par value, 20,000,000 shares                    75            72
      authorized; 7,513,090 and 7,226,607 shares issued at
      June 30, 1999 and December 31, 1998, respectively
  Paid-in capital                                                60,074        57,972
  Currency translation adjustment                                  (189)         (122)
  Accumulated deficit                                            (5,004)       (6,653)
  Common stock in treasury, 829,605 shares at June 30,
   1999 and December 31, 1998                                    (6,736)       (6,736)
                                                               --------      --------
      Total stockholders' equity                                 48,220        44,533
                                                               --------      --------
      Total liabilities and stockholders' equity               $ 58,411      $ 60,677
                                                               ========      ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                               1999           1998          1999         1998
                                             --------       --------      --------      --------
Net sales
     On-going business                       $ 22,757       $ 22,273      $ 43,699      $ 40,849
     Discontinued North American retail
          business                                 --          2,446            --         6,803
                                             --------       --------      --------      --------
                                               22,757         24,719        43,699        47,652
Cost of sales

     On-going business                         13,590         13,200        26,249        24,526
     Discontinued North American retail
          business                                 --          2,446            --         6,803
                                             --------       --------      --------      --------
                                               13,590         15,646        26,249        31,329
Gross profit                                    9,167          9,073        17,450        16,323

Selling, general and administrative
     expenses                                   7,146          6,956        14,597        13,560
                                             --------       --------      --------      --------
Operating income                                2,021          2,117         2,853         2,763

Interest expense                                   13             96            45           236
Other expense (income)                            (24)            53            14             8
                                             --------       --------      --------      --------
Income before income taxes                      2,032          1,968         2,794         2,519
Provision for income taxes                        833            654         1,145           861
                                             --------       --------      --------      --------


Net income                                   $  1,199       $  1,314      $  1,649      $  1,658
                                             ========       ========      ========      ========

Net income per share:
     Basic                                   $    .18       $    .21      $    .25      $    .26
                                             --------       --------      --------      --------
     Diluted                                 $    .17       $    .20      $    .24      $    .25
                                             --------       --------      --------      --------
Weighted average common stock
   outstanding:
     Basic                                      6,631          6,366         6,564         6,332
                                             --------       --------      --------      --------

     Diluted                                    7,056          6,723         6,883         6,668
                                             --------       --------      --------      --------

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                           1999           1998
                                                         --------       --------
Cash provided by operating activities:
  Net income                                             $  1,649       $  1,658
    Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                            1,796            655
   Provision for doubtful accounts                            494            580
   Deferred income taxes                                      755            755
   Other                                                       --             61
   Changes in operating assets and liabilities:
     Accounts receivable                                    3,526          4,830
     Inventory                                                824          1,101
     Prepaid expenses and other assets                       (529)        (2,125)
     Accounts payable and accrued expenses                   (658)        (6,121)
     Accrued income taxes                                     291            298
                                                         --------       --------

   Net cash provided by operating activities                8,148          1,692

Cash used for investing activities:
  Acquisition of fixed assets                                (620)        (1,038)
  Payments for businesses acquired                         (1,550)            --
  Other                                                      (174)           (98)
                                                         --------       --------
   Net cash used for investing activities                  (2,344)        (1,136)

Cash used for financing activities:
  Short-term bank borrowing                                10,810         24,506
  Short-term bank payments                                (15,596)       (25,385)
  Proceeds from stock options exercised                     2,106            429
  Treasury stock purchased                                     --           (493)
                                                         --------       --------
   Net cash used for financing activities                  (2,680)          (943)

Effect of exchange rate changes on cash                       (67)           (45)
                                                         --------       --------
Net increase (decrease) in cash and cash                    3,057           (432)
  equivalents
Cash and cash equivalents at beginning of period            1,489          1,097
                                                         --------       --------
Cash and cash equivalents at end of period               $  4,546       $    665
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

Inventories

Inventories consist of the following (in thousands):

                                        June 30,         December 31,
                                          1999                1998
                                         -------            -------
Components                               $ 5,555            $ 5,993
Finished goods                             8,455              8,841
                                         -------            -------
     Total inventories                   $14,010            $14,834
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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation utilized in the three and six-month periods ended June 30, 1999.

Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the development, manufacturing and marketing of universal remote controls and related products principally for home video and audio entertainment equipment.

The Company's operations by geographic area in thousands are presented below:

                                                  Six Months Ended June 30,
                                          --------------------------------------
                                                1999                  1998
                                          ----------------      ----------------
Net Sales
   United States                                 $ 31,891              $ 39,443
   United Kingdom                                   2,560                 2,612
   Germany                                          2,644                 2,466
   All Other                                        6,604                 3,131
                                          ----------------      ----------------
Total Net Sales                                  $ 43,699              $ 47,652
                                          ================      ================

                                          June 30, 1999       December 31, 1998
                                          --------------      -----------------
Identifiable Assets
   United States                               $  7,693               $  8,345
   All Other Countries                            3,625                  3,801
                                          --------------      -----------------
Total Identifiable Assets                      $ 11,318               $ 12,146
                                          ==============      =================

Specific identification was the basis used for attributing revenues from external customers to individual countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1999 versus 1998

Net sales for the 1999 second quarter were $22.8 million compared to $22.3 million for the same quarter last year (after excluding net sales of $2.4 million attributable to the Company's discontinued North American retail business). Net sales in the Company's technology businesses (subscription broadcasting, OEM and private label) were approximately 79.5% of net sales for the second quarter of 1999 compared to 64.8% for the second quarter of 1998. Net sales from the continuing retail businesses (One For All(R) international, Eversafe and direct import) accounted for approximately 20.5% of total second quarter 1999 net sales compared to 25.3% for the corresponding period in 1998. There were no net sales from the discontinued North American retail business during the second quarter of 1999.

Net sales in the Company's technology businesses for the second quarter of 1999 increased by approximately 13.1% from $16.0 million for the same period last year to $18.1 million in 1999. The increase in technology sales is attributable to stronger sales to cable providers.

The Company's net sales for the 1999 second quarter from its continuing retail businesses were $4.6 million, a decrease of 25.7% from net sales of $6.3 million in 1998 for the same quarter last year. Direct import revenues decreased 63.0% for the second quarter of 1999 from $801,000 to $296,000. Direct import revenues for the second quarter of 1998 included higher initial inventory shipments to the Company's direct import partner. One For All international revenues (the largest component of the continuing retail business group) decreased 17.1% for the second quarter of 1999 from $5.1 million for the 1998 second quarter to $4.2 million in 1999 due primarily to lower sales in Germany and smaller European countries, and the adverse impact of the stronger U.S. dollar on local European currency sales.

Net sales for the second quarter of 1999 in the Company's discontinued North American retail product line decreased from $2.4 million to zero. This reduction occurred because the Company completed its restructuring in the third quarter of 1998 and sold all of the remaining inventory of its discontinued North American retail product line at that time.

The Company's overall gross profit margin for the second quarter of 1999 was 40.3% compared to a gross margin of 36.7% for the same period last year. The lower gross margin in 1998 was due primarily to the selling by the Company of its remaining inventory in the discontinued North American retail business at average selling prices that approximated book value during the second quarter of 1998. In the Company's continuing businesses, the gross margin decreased slightly to 40.3% for the second quarter of 1999 compared to 40.7% in the 1998 second quarter.

Selling, general and administrative expenses increased 2.7% from the second quarter of 1998 to the second quarter of 1999. In dollars, the Company's selling, general and administrative expenses increased $200,000 during the second quarter of 1999 to $7.1 million from $6.9 million in 1998. The increase was primarily attributable to increased amortization, depreciation and commission expense, partially offset by lower bad debt expense provisions. The increased amortization expense related to businesses acquired and non-compete agreements entered into by the Company during or after the second quarter of 1998. In the second quarter of 1999, the Company expensed a full quarter of this amortization compared to only a partial amount in the second quarter of 1998.

In the second quarter of 1999, the Company recorded $13,000 of interest expense compared to $96,000 of interest expense for the second quarter of 1998. This $83,000 difference occurred due to reduced borrowing under the Company's revolving credit agreement and lower average borrowing costs.

The Company recorded income tax expense of $833,000 for the second quarter of 1999 compared to approximately $654,000 for the same quarter of 1998. The increase was due to slightly improved results in 1999 and a higher tax rate in 1999 due to the effect of completing the Company's relocation of its headquarters from Ohio to California during 1998.

Six Months 1999 versus 1998

Net sales for the six months ended June 30, 1999 were $43.7 million, an increase of 7.0% over the net sales of $40.8 million for the same period last year (after excluding the net sales of $6.8 million related to the Company's discontinued North American retail business). Net income was comparable in the six month period ended June 30, 1999 at $1,649,000 or $0.25 per share (basic) and $0.24 per share (diluted), compared to $1,658,000 or $0.26 per share (basic) and $0.25 per share (diluted) in the six month period ended June 30, 1998.

Net sales in the Company's technology businesses (subscription broadcasting, OEM and private label) for the first half of 1999 increased 9.6% to $33.4 million from $30.4 million for the same period last year due to stronger sales to cable providers. Net sales from the continuing retail businesses (One For All(R) international, Eversafe and direct import) for the first half of 1999 decreased
 .8% to $10.3 million from $10.4 million for the same period last year. There were no net sales from the discontinued North American retail business (One For All US and Canada) during the first half of 1999.

Gross margins for the first six months of 1999 were 39.9% compared to 34.3% for the same period last year due primarily to the selling by the Company of its remaining inventory in the discontinued

North American retail business at average selling prices that approximated book value during the first half of 1998. In the Company's continuing businesses, gross margin was 39.9% for the first half of 1999 compared to 40.0% in the 1998 first half.

Selling, general and administrative expenses increased to $14.6 million in the first half of 1999, compared to $13.6 million in the first half of 1998. The increase was partially attributable to increased amortization expense from the effect of a full six months of amortization expense in 1999 compared to a partial period of amortization in the first half of 1998 relating to businesses acquired or noncompete agreements entered into by the Company during or after the first half of 1998. Additionally, increased depreciation expense, employee relocation costs, and employee bonus and commission accruals contributed to this increase in the first half of 1999.

Interest expense decreased by $191,000 for the first half of 1999 to $45,000 from $236,000 for the same period in 1998 due to reduced borrowing under the Company's revolving credit agreement and lower average borrowing costs.

The Company recorded income tax expense of $1.1 million for the first half of 1999 compared to approximately $861,000 for the same period of 1998. The increase was due to improved results in 1999 and a higher tax rate in 1999 due to the effect of completing the Company's relocation of its headquarters from Ohio to California during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities was $8.1 million for the six months ended June 30, 1999 compared to $1.7 million for the same period in 1998. The improvement in 1999 cash flow from operating activities is principally due to non-recurring expenditures of $3.1 million in the first six months of 1998 related to the Company's restructuring.

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a new $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate option selected by the Company as of June 30, 1999 was the Fixed Rate option as defined in the agreement (7.50% and 7.375% at June 30, 1999 and December 31, 1998, respectively), which is intended to approximate B of A's cost of funds, plus an applicable margin. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At June 30, 1999 and December 31, 1998, the applicable margin was 1.5% and 2%, respectively. The revolving credit facility, which expires October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 54,500 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and which are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of June 30, 1999, the Company had no balance outstanding on the credit line. The credit facility can be used for business acquisitions, payments to acquire fixed assets, treasury stock purchases and other working capital needs. The Company had $534,000 of outstanding import letters of credit as of June 30, 1999. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first half of 1999 and 1998 were $620,000 and $1,038,000, respectively. These expenditures related primarily to acquiring product tooling and relocating the Company's headquarters from Twinsburg, Ohio to Cypress, California during 1998.

During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in cash in the first quarter of 1998 and $800,000 was paid in cash in the first quarter of 1999. The remaining $500,000 is scheduled to be paid in the third quarter of 1999.

Effective July 1, 1999, the Company acquired a remote control distributor in Spain for $750,000. The acquisition was paid for in June and recorded as a prepaid asset in the June 30, 1999 balance sheet. The Company will record the purchase as an acquisition during the third quarter of 1999.

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

The Company has continually evaluated the potential impact of the Year 2000 issue on its information technology systems and on its non-information technology systems and products. In this connection, the Company has fully tested and has recently upgraded the software it uses for all of its internal information technology systems to a new version that is Year 2000 compliant. At the same time, the Company also replaced its main computer hardware with Year 2000 compliant equipment. These program and information technology system changes and the acquisition of new Year 2000 compliant computer equipment were also made to increase functionality. Expenditures associated with completing these changes totaled approximately $150,000 through June 1999. The Company believes that its internal information technology systems are Year 2000 compliant.

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

Dependence Upon Key Suppliers

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's products, principally its remote control products, and certain other components used in the Company's products, from one main source, which provides in excess of ten percent (10%) of the Company's microprocessors for use in its products. The Company has developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis. The Company generally maintains inventories of its integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

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

Potential Fluctuations in Quarterly Results

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations. In addition, the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. The effect of seasonality on the Company's business has been reduced with the growth of the Company's technology business. Factors such as quarterly variations in financial results could adversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company (i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

Effects on the Company Due to International Operations

By operating its business in countries outside of the United States, the Company is exposed to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse affect on the Company's international operations, and consequently on the Company's business, operating results and financial condition. While the Company will continue to work toward minimizing any adverse affects of conducting its business abroad, no assurance can be made that the Company will be successful in minimizing any such affects.

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

ITEM 3.  LEGAL PROCEEDINGS

On June 25, 1998, a former executive officer of the Company, Bruce V. Vereecken, filed suit against the Company in the Court of Common Pleas, Summit County, Ohio, Bruce V. Vereecken v. Universal Electronics Inc., Case No. CV 98 06 2506, alleging the Company has breached its Separation Agreement and General Release with the plaintiff and, in addition, claiming promissory estoppel, unjust enrichment and bad faith. The plaintiff was seeking damages in excess of $25,000. On June 25, 1999, the parties entered into a Settlement Agreement and Mutual Release in which Vereecken dismissed with prejudice all claims he had against the Company in exchange for which the Company allowed him to exercise some stock options that were in dispute.

On May 10, 1999, Kelly Temporary Services filed suit against the Company in the Court of Common Pleas, Summit County, Ohio, Kelly Temporary Services v. Universal Electronics, Case No. CV-1999-04-1721, alleging that the Company failed to pay amounts due Kelly Temporary Services. The Company believes that the parties have reached agreement which has settled this suit. After completion of the settlement documents, Kelly will dismiss this matter with prejudice.

On July 7, 1999, The Chamberlain Group, Inc. filed suit against the Company, The Chamberlain Group, Inc. v. Universal Electronics Inc. a/k/a One For All, Inc., Civil Action No. 99C-4471, alleging that by selling its garage door opener line of products, the Company infringes and contributes to the infringement of one of The Chamberlain Group's patents. The Company has until approximately September 30, 1999 to answer the complaint, at which time, the Company will deny each and every allegation made by The Chamberlain Group. In addition, the Company will seek to enforce its rights to indemnification from the licensor of the garage door opener technology used in the Company's products.

ITEM 4.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds or the IBOR rate, and therefore, affected by changes in market interest rates. At June 30, 1999, the Company had no balance outstanding on the credit line. The interest rate as of June 30, 1999 was 7.50%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom and Germany. Sales from these operations are typically denominated in local currencies including Dutch Gilders, British Pounds, and German Marks, thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at June 30, 1999, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material affect.

ITEM 5.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders' was held on June 8, 1999. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company's stockholders.

Proposal One:              The election of the Company's Board of Directors

Nominee - Class I Directors                    In Favor        Withheld
---------------------------                    --------        --------
Paul D. Arling                                 5,945,990       5,050
Camille Jayne                                  5,945,890       5,150

Nominee - Class II Directors
----------------------------
J.C. Sparkman                                  5,945,590       5,450

The remaining Class II Directors are Peter L. Gartman, Bruce A. Henderson, F. Rush McKnight and William C. Mulligan. They were elected to serve a two year term at the 1998 Annual Meeting of Stockholders.

Proposal Two:     The ratification and approval of the Universal Electronics
                  Inc. 1999 Stock Incentive Plan

     In Favor            Opposed         Abstained             Broker Non-Vote
     --------            -------         ---------             ---------------
     5,694,089           247,701           9,250                      0


Proposal Three:   The ratification of the approval of PricewaterhouseCoopers
                  L.L.P. as the Company's independent auditors for the year ending December 31, 1999

     In Favor            Opposed         Abstained             Broker Non-Vote
     --------            -------         ---------             ---------------
     5,929,350           17,675            4,015                      0

PART II.     OTHER INFORMATION

ITEM 6.      OTHER INFORMATION

ITEM 7.      EXHIBITS AND REPORTS ON FORM 8-K

                                                                                     Page
                                                                                     ----
                   (A)      Exhibits
                            11.1  Statements  re:  Computation  of Per Share
                            Earnings (filed herewith)                                  19

                   (B)      Reports on Form 8-K
                            There were no reports on Forms 8-K filed during the quarter ended June 30, 1999.

                   (C)      Exhibit 27 Financial Data Schedule                         20

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      (Registrant)  Universal Electronics Inc.


Date:    August 16, 1999         /s/ Paul Arling
                                    ----------------------------------------
                                    Paul Arling
                                    President and Chief Operating Officer