Form 10-Q
period 1999-09-30
UNIVERSAL ELECTRONICS INC
filed 1999-11-15
CIK 101984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 6,731,463 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at September 30, 1999.

                           UNIVERSAL ELECTRONICS INC.


                                      INDEX


                                                                                Page
                                                                                ----
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Consolidated Balance Sheets                                          3
              Consolidated Statements of Operations                                4
              Consolidated Statements of Cash Flows                                5
              Notes to Consolidated Financial Statements                           6

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                     7

Item 3.     Legal Proceedings                                                     14

Item 4.     Quantitative and Qualitative Disclosures about Market Risk            15

PART II.    OTHER INFORMATION

Item 6.     Other Information                                                     15

Item 7.     Exhibits and Reports on Form 8-K                                      15

Signature                                                                         16

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share-related data)

                                                              September 30,    December 31,
                                                                  1999            1998
                                                               (Unaudited)
                                                              -------------    ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                       $  7,291       $  1,489
  Accounts receivable                                               24,426         23,639
  Inventories                                                       14,465         14,834
  Prepaid expenses and other current assets                          2,037          1,835
  Deferred income taxes                                              1,664          1,269
                                                                  --------       --------
     Total current assets                                           49,883         43,066
Equipment, furniture and fixtures, net                               3,974          4,440
Goodwill and other intangible assets, net                            5,502          6,158
Other assets                                                         1,506          1,548
Deferred income taxes                                                2,700          5,465
                                                                  --------       --------
     Total assets                                                 $ 63,565       $ 60,677
                                                                  ========       ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility                                       $     --       $  4,786
  Accounts payable                                                   7,706          7,757
  Accrued income taxes                                                 364            331
  Accrued compensation                                               1,675          1,090
  Other accrued expenses                                             2,838          2,180
                                                                  --------       --------
     Total current liabilities                                      12,583         16,144
                                                                  --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 624,512 shares
      authorized; none issued or outstanding                            --             --
  Common stock, $.01 par value, 20,000,000 shares
      authorized; 7,561,068 and 7,226,607 shares issued at
      September 30, 1999 and December 31, 1998, respectively            76             72
  Paid-in capital                                                   60,427         57,972
  Currency translation adjustment                                     (118)          (122)
  Accumulated deficit                                               (2,667)        (6,653)
  Common stock in treasury, 829,605 shares at September 30,
      1999 and December 31, 1998                                    (6,736)        (6,736)
                                                                  --------       --------
      Total stockholders' equity                                    50,982         44,533
                                                                  --------       --------
      Total liabilities and stockholders' equity                  $ 63,565       $ 60,677
                                                                  ========       ========


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                                  1999                1998            1999             1998
                                              ------------        ------------      ---------        --------------
Net sales
     On-going business                            $ 28,116         $ 23,732         $ 71,814         $ 64,580
     Discontinued North American retail
          business                                      --              284               --            7,087
                                                  --------         --------         --------         --------
                                                    28,116           24,016           71,814           71,667
Cost of sales
     On-going business                              16,328           14,164           42,577           38,690
     Discontinued North American retail
          business                                      --              359               --            7,162
                                                  --------         --------         --------         --------
                                                    16,328           14,523           42,577           45,852
Gross profit                                        11,788            9,493           29,237           25,815

Selling, general and administrative
          expenses                                   7,935            6,837           22,532           20,396
                                                  --------         --------         --------         --------
Operating income                                     3,853            2,656            6,705            5,419

Interest expense (income)                              (57)              81              (16)             313
Other expense  (income)                                (53)             (92)             (35)             (80)
                                                  --------         --------         --------         --------
Income before income taxes                           3,963            2,667            6,756            5,186
Provision for income taxes                           1,625            1,058            2,770            1,919
                                                  --------         --------         --------         --------
Net income                                        $  2,338         $  1,609         $  3,986         $  3,267
                                                  ========         ========         ========         ========
Net income per share:
     Basic                                        $    .35         $    .25         $    .60         $    .51
                                                  ========         ========         ========         ========
     Diluted                                      $    .33         $    .24         $    .57         $    .49
                                                  ========         ========         ========         ========
Weighted average common stock outstanding:
     Basic                                           6,723            6,438            6,614            6,387
                                                  ========         ========         ========         ========
     Diluted                                         7,149            6,692            6,969            6,622
                                                  ========         ========         ========         ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                   1999               1998
                                                                ---------           -----------
Cash provided by operating activities:
  Net income                                                     $  3,986           $  3,267
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 2,766              1,584
      Provision for doubtful accounts                                 706                609
      Deferred income taxes                                         2,370              1,833
      Other                                                            --                124
      Changes in operating assets and liabilities:
        Accounts receivable                                        (1,493)             4,202
        Inventory                                                     369             (1,203)
        Prepaid expenses and other assets                             413               (692)
        Accrued restructuring expense                                  --             (3,929)
        Accounts payable and accrued expenses                       1,992               (186)
        Accrued income taxes                                           33                424
                                                                 --------           --------

   Net cash provided by operating activities                       11,142              6,033

Cash used for investing activities:
  Acquisition of fixed assets                                      (1,222)            (1,729)
  Payments for businesses acquired                                 (1,550)            (3,200)
  Sale of building                                                     --              1,680
  Other                                                              (245)            (1,205)
                                                                 --------           --------

   Net cash used for investing activities                          (3,017)            (4,454)
                                                                 --------           --------
Cash used for financing activities:
  Short-term bank borrowing                                        10,810             36,026
  Short-term bank payments                                        (15,596)           (37,112)
  Proceeds from stock options exercised                             2,459              1,530
  Treasury stock purchased                                             --             (2,761)
                                                                 --------           --------
   Net cash used for financing activities                          (2,327)            (2,317)
Effect of exchange rate changes on cash                                 4                (25)
                                                                 --------           --------
Net increase (decrease) in cash and cash                            5,802               (763)
   equivalents
Cash and cash equivalents at beginning of period                    1,489              1,097
                                                                 --------           --------
Cash and cash equivalents at end of period                       $  7,291           $    334
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Form 10-K/A. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Inventories

Inventories consist of the following (in thousands):
                                    September 30,      December 31,
                                         1999              1998
                                    -------------      ------------
Components                             $ 6,001           $ 5,993
Finished goods                           8,464             8,841
                                       -------           -------
     Total inventories                 $14,465           $14,834
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

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation utilized in the three and nine-month periods ended September 30, 1999.

Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the development, manufacturing and marketing of universal remote controls and related products principally for home video and audio entertainment equipment.

The Company's operations by geographic area in thousands are presented below:

                           Nine Months Ended September 30,
                           -------------------------------
                            1999                   1998
                           -------               ---------
Net Sales
   United States           $50,041               $54,952
   United Kingdom            5,358                 5,519
   Germany                   4,935                 3,657
   All Other                11,480                 7,539
                           -------               -------
Total Net Sales            $71,814               $71,667
                           =======               =======

                                 September 30, 1999         December 31, 1998
                                 ------------------         -----------------
Identifiable Assets
   United States                        $ 7,726                  $ 8,345
   All Other Countries                    3,256                    3,801
                                        -------                  -------
Total Identifiable Assets               $10,982                  $12,146
                                        =======                  =======

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1999 versus 1998

Net sales for the 1999 third quarter were $28.1 million compared to $23.7 million for the same quarter last year (after excluding net sales of $.3 million attributable to the Company's discontinued North American retail business). Net sales in the Company's technology businesses (subscription broadcasting, OEM and private label) were approximately 73.5% of net sales for the third quarter of 1999 compared to 69.5% for the third quarter of 1998. Net sales from the continuing retail businesses (One For All(R) international, Eversafe and direct import) accounted for approximately 26.5% of total third quarter 1999 net sales compared to 29.4% for the corresponding period in 1998. There were no net sales from the discontinued North American retail business (One For All US and Canada) during the third quarter of 1999.

Net sales in the Company's technology businesses for the third quarter of 1999 increased by approximately 23.8% from $16.7 million for the same period last year to $20.7 million in 1999. The increase in technology sales is primarily due to increased shipments in cable, private label and European OEM.

The Company's net sales for the 1999 third quarter from its continuing retail businesses were $7.5 million, an increase of 5.8% from net sales of $7.1 million in 1998 for the same quarter last year. Direct import revenues decreased 58.0% for the third quarter of 1999 from $952,000 to $399,000. Direct import revenues for the third quarter of 1998 included higher initial inventory shipments to the Company's direct import partner. One For All international revenues (the largest component of the continuing retail business group) increased 22.5% for the third quarter of 1999 from $5.7 million for the 1998 third quarter to $7.0 million in 1999 due to continued retail growth in Europe.

Net sales for the third quarter of 1999 in the Company's discontinued North American retail product line decreased from $.3 million to zero. This reduction occurred because the Company completed its restructuring in the third quarter of 1998 and sold substantially all of the remaining inventory of its discontinued North American retail product line at that time.

The Company's overall gross profit margin for the third quarter of 1999 was 41.9% compared to a gross margin of 39.5% for the same period last year. The increase in gross margin was driven primarily by higher margins in the Company's technology businesses, due to the introduction of new products and cost reductions in certain component parts.

Selling, general and administrative expenses increased 16.1% from the third quarter of 1998 to the third quarter of 1999. In dollars, the Company's selling, general and administrative expenses increased $1.1 million during the third quarter of 1999 to $7.9 million from $6.8 million in 1998. The increase was primarily attributable to increased amortization, depreciation, research and development, trade show costs, bonus accruals and bad debt expense.

In the third quarter of 1999, the Company recorded $57,000 of interest income compared to $81,000 of interest expense for the third quarter of 1998. This $138,000 difference occurred due to reduced borrowing under the Company's revolving credit agreement and interest earned on accumulated cash balances in 1999.

The Company recorded income tax expense of $1.6 million for the third quarter of 1999 compared to approximately $1.1 million for the same quarter of 1998. The increase was due to improved results in 1999 and a higher tax rate in 1999 due to the effect of completing the Company's relocation of its headquarters from Ohio to California during 1998.

Nine Months 1999 versus 1998

Net sales for the nine months ended September 30, 1999 were $71.8 million, an increase of 11.2% over the net sales of $64.6 million for the same period last year (after excluding net sales of $7.1 million related to the Company's discontinued North American retail business). Net income for the first nine months of 1999 was $4.0 million or $0.60 per share (basic) and $0.57 per share (diluted), compared to $3.3 million or $0.51 per share (basic) and $0.49 per share (diluted) for the same period last year.

Net sales in the Company's technology businesses (subscription broadcasting, OEM and private label) for the first nine months of 1999 increased 14.6% to $54.0 million from $47.1 million for the same period last year due primarily to stronger sales to cable providers and increased shipments of private label products, partially offset by reduced OEM product shipments. Net sales from the continuing retail businesses (One For All(R) international, Eversafe and direct import) for the first nine months of 1999 increased 1.9% to $17.8 million from $17.4 million for the same period last year due to continued retail growth in Europe. There were no net sales from the discontinued North American retail business during the first nine months of 1999.

Gross margins for the first nine months of 1999 were 40.7% compared to 36.0% for the same period last year due primarily to the sale by the Company of substantially all of its remaining inventory in the discontinued North American retail business at average selling prices that approximated book value during the first half of 1998, higher margins in the Company's technology businesses due to the introduction of new products in 1999, and cost reductions in certain component parts in 1999.

Selling, general and administrative expenses increased to $22.5 million in the first nine months of 1999, compared to $20.4 million in the first nine months of 1998. The increase was primarily attributable to increased amortization, depreciation, employee relocation costs, research and development expense, and employee bonus accruals in the first nine months of 1999.

Interest expense decreased by $329,000 for the first nine months of 1999 to $16,000 of interest income from $313,000 of interest expense for the same period in 1998 due to reduced borrowing under the Company's revolving credit agreement and interest earned on accumulated cash balances in 1999.

The Company recorded income tax expense of $2.8 million for the first nine months of 1999 compared to approximately $1.9 million for the same period of 1998. The increase was due to improved results in 1999 and a higher tax rate in 1999 due to the effect of completing the Company's relocation of its headquarters from Ohio to California during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities was $11.1 million for the nine months ended September 30, 1999 compared to $6.0 million for the same period in 1998. The improvement in 1999 cash flow from operating activities is principally due to non-recurring expenditures of $3.9 million in the first nine months of 1998 related to the Company's restructuring.

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a new $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate option selected by the Company as of September 30, 1999 was the Fixed Rate option as defined in the agreement (7.0% and 7.375% at September 30, 1999 and December 31, 1998, respectively), which is intended to approximate B of A's cost of funds, plus an applicable margin. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At September 30, 1999 and December 31, 1998, the applicable margin was 1.5% and 2.0% respectively. The revolving credit facility, which expires October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 54,500 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and which are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of September 30, 1999, the Company had no balance outstanding on the credit line. The credit facility can be used for business acquisitions, payments to acquire fixed assets, treasury stock purchases and other working capital needs. The Company had $619,000 of outstanding import letters of credit as of September 30, 1999. The Company's borrowing under this revolving credit facility and outstanding import letters of credit fluctuates due to, among other things, seasonality of the business, the timing of supplier shipments, customer orders and payments, and vendor payments.

Capital expenditures in the first nine months of 1999 and 1998 were $1.2 million and $1.7 million, respectively. These expenditures related primarily to acquiring product tooling and relocating the Company's headquarters from Twinsburg, Ohio to Cypress, California during 1998.

During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in cash in the first quarter of 1998 and $800,000 was paid in cash in the first quarter of 1999. The remaining $500,000 is scheduled to be paid in the fourth quarter of 1999.

Effective July 1, 1999, the Company completed its acquisition of a remote control distributor in Spain for $750,000.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2000, however, there can be no assurances that this will occur.

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

The Company has continually evaluated the potential impact of the Year 2000 issue on its information technology systems and on its non-information technology systems and products. In this connection, during this year, the Company has fully tested and has upgraded the software it uses for all of its internal information technology systems to a new version that is Year 2000 compliant. At the same time, the Company also replaced its main computer hardware with Year 2000 compliant equipment. These program and information technology system changes and the acquisition of new Year 2000 compliant computer equipment were also made to increase functionality. Expenditures associated with completing these changes totaled approximately $150,000 through September 1999. The Company believes that its internal information technology systems are Year 2000 compliant.

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

The Company also requests its customers and suppliers to make similar Year 2000 compliance representations regarding their information technology and non-information technology. As a result of this request, the Company is not aware that any of its suppliers and customers are not addressing the Year 2000 issue and, where appropriate, taking corrective action in connection with any Year 2000 problems they may have discovered. Moreover, the Company continues to monitor its customers and suppliers to help ensure that their performance is not delayed or withheld.

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

                                  RISK FACTORS

Forward Looking Statements

The Company cautions that the following important factors, among others (including but not limited to factors discussed above, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report of the Form 10-Q, and as mentioned from time to time in the Company's other reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause or contribute to the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

Dependence Upon Key Suppliers

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's products, principally its remote control products, and certain other components used in the Company's products, from one main source, which provides in excess of ten percent (10%) of the Company's microprocessors for use in its products. The Company has developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis. The Company generally maintains inventories of its integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

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

Potential Fluctuations in Quarterly Results

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations. In addition, the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. The effect of seasonality on the Company's business has been reduced with the growth of the Company's technology business; however, the Company cautions that such growth may be transitory in nature and, thus, may not continue. Factors such as quarterly variations in financial results could adversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company (i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

Dependence on Major Customers

The Company's performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its remote control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcast industry. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with the United Kingdom, Europe, and Australia currently representing the Company's principal foreign markets. The loss of any of the Company's key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or the inability of the Company to obtain orders or maintain its order volume with its major customers may have an adverse affect on the Company's financial condition or results of operations.

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

ITEM 3.  LEGAL PROCEEDINGS

On May 10, 1999, Kelly Temporary Services filed suit against the Company in the Court of Common Pleas, Summit County, Ohio, Kelly Temporary Services v. Universal Electronics, Case No. CV-1999-04-1721, alleging that the Company failed to pay amounts due Kelly Temporary Services. In September 1999, the parties reached a confidential settlement and at such time, Kelly dismissed its action against the Company with prejudice.

ITEM 4.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds or the IBOR rate, and therefore, affected by changes in market interest rates. At September 30, 1999, the Company had no balance outstanding on the credit line. The interest rate as of September 30, 1999 was 7.0%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom and Germany. Sales from these operations are typically denominated in local currencies including Euro Dollars, Dutch Gilders, British Pounds, and German Marks, thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at September 30, 1999, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material affect.


PART II.  OTHER INFORMATION

ITEM 6.   OTHER INFORMATION

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                                       Page
                                                                                       ----
           (A)        Exhibits
                      11.1  Statements  re:  Computation  of Per Share
                      Earnings (filed herewith)                                         17

           (B)        Reports on Form 8-K
                      There were no reports on Forms 8-K filed during the quarter ended September 30, 1999.

           (C)        Exhibit 27 Financial Data Schedule                                18

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        (Registrant)  Universal Electronics Inc.


Date: November  15, 1999                \s\  Paul Arling
                                        ----------------------------------------
                                             Paul Arling
                                        President, Chief Operating Officer and
                                        Chief Financial Officer