Form 10-K
period 1999-12-31
UNIVERSAL ELECTRONICS INC
filed 2000-03-30
CIK 101984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO ________________.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(d) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

                                   ----------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No
                               -----         -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant on February 29, 2000, determined using the per share closing sale price thereof on the National Market of The Nasdaq Stock Market of $19.75 on that date, was approximately $270,547,000.

        As of February 29, 2000, 13,715,499 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on June 21, 2000 are incorporated by reference into Part III of this Form 10-K.

          Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1999.

                        Exhibit Index appears on page 45.

                           UNIVERSAL ELECTRONICS INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       TABLE OF CONTENTS

 ITEM                                                                      PAGE
NUMBER                                                                    NUMBER
------                                                                    ------
                                     PART I

   1      Business                                                           3

   2      Properties                                                         8

   3      Legal Proceedings                                                  8

   4      Submission of Matters to a Vote of Security Holders                9

                                     PART II

   5      Market for Registrant's Common Stock and Related                  11
            Stockholder Matters

   6      Selected Consolidated Financial Data                              12

   7      Management's Discussion and Analysis of Financial                 13
            Condition and Results of Operations

  7A      Quantitative and Qualitative Disclosures about Market Risk        23

   8      Financial Statements and Supplementary Data                       24

   9      Changes in and Disagreements with Accountants on                  43
            Accounting and Financial Disclosure

                                    PART III

  10      Directors and Executive Officers of the Registrant                43

  11      Executive Compensation                                            43

  12      Security Ownership of Certain Beneficial Owners                   43
            and Management

  13      Certain Relationships and Related Transactions                    43

                                     PART IV

  14      Exhibits, Financial Statement Schedules and Reports               43
            on Form 8-K

          Signatures                                                        44

          Exhibit Index                                                     45

                                     PART I

ITEM 1. BUSINESS

                     BUSINESS OF UNIVERSAL ELECTRONICS INC.

Universal Electronics Inc. was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices of the Company are located at 6101 Gateway Drive, Cypress, California 90630. As used herein, the terms "Universal" and the "Company" refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.

Universal develops and markets easy-to-use, preprogrammed universal wireless control devices (i.e. remote controls, wireless keyboards, gaming controls, etc.) and technologies principally for home video and audio entertainment equipment. The Company sells and licenses its wireless control devices and proprietary technologies worldwide to original equipment manufacturers ("OEMs"), private label customers, and companies involved in the cable and satellite (collectively referred to as "subscription broadcasting") industries. The Company also sells its wireless control devices internationally under the One For All(R) brand name. In addition, the Company has licensed certain of its proprietary technology and its One For All brand name to third parties who in turn sell products directly to United States retailers. Through 1999, the Company also marketed a line of home safety and automation products under the Eversafe(R) brand name through domestic retail, hardware, food and drug, and mass marketing distribution channels.

                          GENERAL BUSINESS INFORMATION

Universal has developed a broad line of easy-to-use, preprogrammed universal wireless control products which are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retail, private label, OEMs, and cable and satellite service providers. The Company believes that its universal wireless controls can operate virtually all infrared remote controlled TV's, VCR's, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

The Company believes its wireless control products incorporate certain significant technological advantages. First, the Company has compiled an extensive library of over 82,000 infrared codes that cover over 100,000 individual device functions and over 1,500 individual consumer electronic equipment brand names. The Company believes its database of infrared codes is larger than any other existing library of infrared codes for the operation of home video and audio devices sold worldwide. The Company's library is regularly updated with new infrared codes used in newly introduced video and audio devices. All such infrared codes are captured from the original manufacturer's remote control devices to ensure the accuracy and integrity of the database. Second, the Company's proprietary software and know-how permit infrared codes to be compressed before being loaded into a Read Only Memory ("ROM"), Random Access Memory ("RAM") or an electronically erasable programmable ROM ("E2") chip. This provides significant cost and space efficiencies that enable the Company to include more codes and features in the limited memory space of the chip than are included in similarly priced products of competitors. Third, the Company has developed a patented technology that provides the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. This technology utilizes both RAM and EEPROM ("E2") chip technologies.

                                    PRODUCTS

Universal Wireless Controls

The Company's family of products include universal standard and touch screen remote controls, wireless keyboards, antennas, joysticks and other gaming devices, custom and customizable chips that include the Company's library of codes and proprietary software, and licensing of the Company's library of codes and proprietary software. These products cover a broad spectrum of suggested prices and performance capabilities. The Company sells its customized products to International retailers, consumer electronic accessory suppliers, private label customers, OEMs, cable operators and satellite service providers for resale under their respective brand names. Prior to its restructuring in 1997, the Company sold its wireless controls directly to a number of domestic retailers and service centers under the One For All brand name and to cable operators under the Uniwand(R) brand name. The Company's products are capable of controlling from one to fifteen video and audio devices, including, but not limited to, TVs, VCRs, DVD players, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, and surround sound systems.

Each of the Company's wireless control devices is designed to simplify the use of video and audio devices. To appeal to the mass market, the number of buttons is minimized to include only the most popular functions. The Company's universal remotes are also designed for ease of initial set-up. For most of the Company's products, the consumer simply inputs a four-digit code for each video or audio device to be controlled. Each remote contains either a RAM, a ROM, or a combination of ROM and E2 chips. The RAM, and the ROM and E2 combination products allow the remote to be upgraded with additional codes. Another proprietary ease of use feature the Company offers in several of its universal remote controls is the user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.

The Company introduced its first product, the One For All, in 1987. In the international markets, One For All brand name products accounted for 23.7%, 23.1%, and 18.4% of the Company's sales for the years ended December 31, 1999, 1998, and 1997, respectively. The Company discontinued direct retail operations in North America in 1997 (see also discussion at "1997 Restructuring").

Many of the Company's products include its patented and highly proprietary "upgradeability" feature. This feature provides the user with the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. Each of these products utilizes the E2 chip technology and, as a result of other improvements, also retains memory while changing batteries which eliminates the inconvenience experienced by consumers of having to set up the remote control each time the batteries are changed.

By providing its wireless control technology in many forms, including finished products, integrated circuits on which the Company's software is embedded, or custom software packages, the Company can meet the needs of its customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate the Company's technology. In addition, the Company's products are easily customized to include the features that are important to customers. These may include keys to control electronic program guides, one-button VCR record keys, customized macro set-up keys, and/or other features.

                           DISTRIBUTION AND CUSTOMERS

The Company's products are sold to a wide variety of customers in numerous distribution channels. In the United States, the Company principally sells its products and/or licenses its proprietary technology to cable operators, private label customers and consumer electronics accessory manufacturers for resale or rental under their respective brand names. In addition, the Company sells its wireless control products and licenses its proprietary technologies to OEMs for packaging with their products. As a result of its 1997 restructuring, the Company has also licensed certain of its proprietary technology and its One For All brand name and Eversafe line of products to third parties who in turn sell the products directly to certain domestic retailers. Outside of the United States, the Company sells remotes, other wireless control devices, and certain accessories under the One For All and certain other brand names to retailers and to other customers under private labels through its international subsidiaries and distributors. The Company also sells its products and/or licenses its proprietary technology to OEMs, cable operators and satellite service providers internationally.

For the year ended December 31, 1999, sales to Media One and Radio Shack accounted for approximately 11.6% and 10.3%, respectively, of the Company's net sales for the year. Also during the year, the Company lost a significant customer when Primestar, a satellite service provider, was acquired by a third party in early 1999. While management considers the Company's relationships with each of its customers to be good, the loss of any one key customer could have a material adverse effect on the Company's results of operations.

Subscription Broadcasting and OEM

The Company provides subscription broadcasters, namely cable operators or multiple system operators ("MSOs") and satellite service providers both domestically and internationally, with universal wireless control devices, integrated circuits on which the Company's software is embedded, and/or customized software packages to support the increased demand associated with the launch of digital services, and increased cable and satellite household penetration.

The Company also sells its universal wireless control devices, integrated circuits on which the Company's software is embedded, and/or customized software packages to OEMs which manufacture cable converters and satellite receivers for resale with their products. Growth in this business line is driven by the same factors noted for subscription broadcasting. Also during 1999, the Company continued pursuing a further penetration of the more traditional consumer electronics/OEM markets. Customers in these markets generally package the Company's wireless control devices for resale with their audio and video home entertainment products (i.e. TVs, DVD and CD players, VCRs, personal digital recorders, etc.). The Company also sells customized chips which include the Company's software and/or customized software packages to these customers. Growth in this line of business has been driven by the proliferation of home entertainment equipment, the emerging digital technology, the increase in multimedia and interactive internet applications, and the increase in the number of OEMs.

The Company continues to place significant emphasis on expanding its sales and marketing efforts to subscription broadcasters and OEMs in Asia and Europe. In 1999, the Company hired a direct sales representative dedicated to expanding the Company's customer base in Asia. Additional sales support staff were also added in Europe to support the significant growth in the European markets. In addition, the Company continues to improve on its manufacturing process to increase cost savings and to provide more timely delivery of its products to its customers.

Private Label

As a supplier of technology to private label customers, the Company is able to achieve greater distribution of its proprietary technology. During 1999, the Company continued its efforts to improve product cycles and planning to better meet the needs of its customers.

International Retail

Throughout 1999, the Company continued its retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, Mexico and selected countries in Asia and Latin America. The Company has five international subsidiaries, Universal Electronics B.V., established in the Netherlands, One For All GmbH and Ultra Control Consumer Electronics Gmbh, both established in Germany, One for All Iberia S.L., established in Spain, and One For All Ltd. (UK), established in the United Kingdom. In the first quarter of 1998, the Company acquired substantially all of the remote control business of one of its distributors in the United Kingdom (One For All Ltd. (UK)). In the third quarter of 1999, the Company completed its acquisition of a remote control distributor in Spain (One For All Iberia S.L.). The Company also utilizes third party distributors in all of the areas noted above where it does not have subsidiaries.

North American Retail

In December 1997, the Company announced its decision to discontinue its North American Retail line of business. As the Company anticipated when it made its announcement, the discontinuation occurred primarily during the first half of 1998 and was completed during the third quarter of 1998. During this transition, the Company continued to support its retail customers by selling its remaining inventory of North American Retail remote control products. Thereafter, in accordance with the Company's plan, the Company licensed certain of its proprietary technology and its One For All trademark to a third party overseas manufacturer, to enable them to supply certain domestic retailers with a limited number of remote control products on a direct import basis. See also discussion at "1997 Restructuring".

                          CONSUMER SERVICE AND SUPPORT

Throughout 1999, the Company continued its strategy to review its consumer support program and modify its "help line" service such that the majority of calls received are directed through its automated "Conversant" system. Live agent help is also available through certain programs. The Company continues to review its programs to determine their value in enhancing and improving the sales of the Company's products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added. In addition, the Company provides consumer telephone support services to several customers and is actively marketing these services to other companies.

                    RAW MATERIALS AND DEPENDENCE ON SUPPLIERS

The Company utilizes third-party manufacturers and suppliers in the Far East, Mexico and the United States to produce its wireless control products. The number of third party manufacturers or suppliers that provided the Company in excess of 10% of the Company's manufacturing services and/or components were two, three and four for 1999, 1998, and 1997, respectively. In 1999, Philips and Motorola exceeded the 10% threshold. Motorola, Philips and Jetta exceeded the threshold in 1998. In 1997, Computime, Kimex, Jetta and Philips exceeded the 10% threshold. As in the past, the Company continues to evaluate alternative and additional third-party manufacturers and sources of supply.

During 1999, the Company continued its program of diversification of suppliers and maintenance of duplicate tooling for its products. The purpose of this program is to allow the Company to stabilize its source for products and negotiate more favorable terms with its suppliers. In addition, the Company generally uses standard parts and components, which are available from multiple sources. The Company continues to seek other sources for integrated circuit chips to reduce the potential for manufacturing and shipping delays and to maintain additional inventory of these component parts as safety stock by purchasing some of its chips from a variety of sources.

                       PATENTS, TRADEMARKS AND COPYRIGHTS

The Company owns a number of United States and international patents relating to its products and technology, has filed applications for other patents that are pending, and has obtained copyright registration for various of its proprietary software and libraries of infrared codes. The lives of the Company's patents range from seven to 17 years. While the Company follows the practice of obtaining patents or copyright registration on new developments whenever advisable, in certain cases, the Company has elected common law trade secret protection in lieu of obtaining such protection. In the Company's opinion, engineering and production skills, and experience are of more importance to its market position than are patents and copyrights. The Company further believes that none of its business is dependent to any material extent upon any single patent or trade secret, or group of patents or trade secrets. The names of most of the Company's products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging from ten to 20 years, which terms are renewable as long as the trademarks continue to be used. Management regularly renews those registrations deemed by them to be important to the Company's operations.

                                   SEASONALITY

Prior to the discontinuation of the Company's North American Retail line, the majority of the Company's sales were to retailers either directly under its One For All brand name or indirectly through its private label and OEM customers. The Company has, accordingly, in the past but to a lesser extent going forward, experienced stronger demand for its products in the third and fourth calendar quarters rather than in the first half of the year as retailers purchase products prior to the holiday selling season. Retail, private label and to a lesser degree OEM customers generally commit to carry new and existing products for the year in the first and second quarters and initial manufacturing and deliveries take place in the second and third quarters. Generally, sales to private label customers peak in the third quarter and branded product sales to international retailers peak in the fourth quarter.

With the discontinuation of the Company's North American Retail line and the increasing significance of the Company's other lines of business including subscription broadcasting and OEM, the seasonality effect on the Company's business has lessened. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 17" for further details regarding the quarterly results of the Company.

                                   COMPETITION

The Company's principal competitors in the international retail and private label markets for universal wireless controls are currently Philips, Thomson and Sony, as well as various manufacturers of wireless controls in Asia. The Company's primary competitors in the OEM market are the original equipment manufacturers themselves and remote control manufacturers in Asia. In the subscription broadcasting business, the Company competes with various distributors in the United States and several of the larger set-top manufacturers, including General Instrument Corp. and Scientific-Atlanta, Inc. The Company competes in its markets on the basis of product quality, product features, price, and customer and consumer support. The Company believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of the Company's competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that the Company will remain competitive in the future.

                      ENGINEERING, RESEARCH AND DEVELOPMENT

During 1999, the Company's engineering efforts focused on modifying existing products and technology to improve their features and lower their costs, and to develop measures to protect the Company's proprietary technology and general know-how. In addition to taking steps in an attempt to control costs by improving the efficiency of its activities and systematizing its operations, the Company continued to regularly update its library of infrared codes to include codes for features and devices newly introduced both in the United States and internationally and for uncommon devices. New infrared codes are identified by the Company through many of its activities. The Company also continues to explore ways to improve its software to preprogram more codes into its memory chips and to simplify the upgrading of its wireless control products.

Also during 1999, the Company's research and development efforts continued to focus on the development of new and innovative wireless control devices with enhanced capabilities, as well as new applications of wireless control technology. Work on new applications to be used in combination with personal computers and the internet continued as the Company increased the number of customers with whom it worked with in this area.

The Company is also exploring various opportunities to supply wireless control devices for the operation of additional electronic and other devices in the home using infrared signals, as well as combinations of infrared signals, radio frequencies, household electrical circuits and telephone lines. Company personnel are actively involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of the Company's research and development projects will be successfully completed.

The Company's engineering, research and development departments, located in Cypress, California, had approximately 51 full-time employees at December 31, 1999. The Company's expenditures on engineering, research and development in 1999, 1998 and 1997 were $3.9 million, $4.0 million, and $5.1 million, respectively, of which approximately $2,391,000, $2,712,000, and $2,950,000, respectively, was for research and development.

                              ENVIRONMENTAL MATTERS

The Company believes it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During the years ended December 31, 1999, 1998 and 1997, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company's earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon the capital expenditures, earnings or financial condition of the Company.

                                    EMPLOYEES

At December 31, 1999, the Company employed approximately 232 employees, of whom 51 were in engineering, research and development, 50 in sales and marketing, 63 in consumer service and support, 23 in operations and warehousing and 45 in executive and administrative staff. None of the Company's employees is subject to a collective bargaining agreement or is represented by a union. The Company considers its employee relations to be good.

                            INTERNATIONAL OPERATIONS

Financial information relating to the Company's international operations for the years ended December 31, 1999, 1998 and 1997, is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial
Statements-Note 14".

                               1997 RESTRUCTURING

In December 1997, the Company announced its decision to discontinue its North American One For All Retail line of business and the domestic retail distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company continues to supply a limited line of remote control products indirectly to several domestic retailers on a direct import basis. The Company closed the Twinsburg, Ohio facility, with the exception of its consumer service phone center, and moved its headquarters to Cypress, California, formerly the site of the Company's Technology Center, during the second quarter of 1998. The pre-tax restructuring charge of $8,419,000 taken in the fourth quarter of fiscal year 1997 was composed of severance and employee benefit costs, a write-down of fixed assets to be disposed of to their estimated fair market value, a write-down of intangibles by the amount for which no future benefit existed, a write-off of prepaid advertising and other prepaid assets to their estimated fair market value, certain of the Company's consumer service and support costs, and other costs related to the discontinuation of the North American Retail business. The restructuring was completed during 1998. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 16".

In connection with the discontinuation of the North American Retail product line, the Company increased the allowance for doubtful accounts by $2.5 million in the fourth quarter of 1997. This increase primarily related to certain customer accounts of the Company that were deemed significantly at risk due to the Company's exit from this business. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 3".

In 1997, the North American Retail product inventories were written down by $3.9 million to a carrying value of approximately $7.0 million from a carrying value prior to the write down of approximately $10.9 million. The purpose of this write down was to carry this inventory at what management believed its estimated net realizable value was as a result of the discontinuation of this business. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 4".

ITEM 2. PROPERTIES

The Company's headquarters are located in Cypress, California. The Company utilizes the following office and warehouse facilities:

                                                            Square
      Location                   Purpose or Use              Feet            Status
      --------                   --------------             -------          ------
Twinsburg, Ohio        Consumer and customer call center     8,509       Leased, expires
                                                                         July 17, 2002

Cypress, California    Corporate headquarters,              30,768       Leased, expires
                       warehouse, engineering,                           December 31, 2002
                       research and development

Enschede, Netherlands  European headquarters and             9,149       Leased, expires
                       consumer support                                  August 2002

The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 11" for additional information regarding the Company's obligations under leases.

ITEM 3. LEGAL PROCEEDINGS

On November 8, 1998, SKR Resources, Inc. filed suit against the Company in the United States District Court for the Northern District of Ohio, Eastern Division, SKR Resources, Inc. v. Universal Electronics Inc., Case No. 1:98CV 2561, alleging the Company has breached a Sales Agreement alleged to have been made in December 1997 with the plaintiff. The plaintiff was seeking damages in excess of $630,000 and was also seeking specific performance on the Agreement. On January 15, 1999, the Company filed its answer denying plaintiff's allegations and also filed a counterclaim asserting that SKR breached a Sales Agreement entered into in April 1996 with the Company and in addition the Company has claimed that SKR was unjustly enriched. The Company was seeking damages in excess of $1,600,000. On December 17, 1999, the parties entered into a confidential Full and Final Release of all Claims and Settlement Agreement and, on December 28, 1999, these matters were dismissed with prejudice.

On May 10, 1999, Kelly Temporary Services filed suit against the Company in the Court of Common Pleas, Summit County, Ohio, Kelly Temporary Services v. Universal Electronics, Case No. CV-1999-04-1721, alleging that the Company failed to pay certain past amounts due Kelly Temporary Services. On August 4, 1999, the parties entered into a Settlement Agreement and on September 2, 1999, this matter was dismissed with prejudice.

On July 7, 1999, The Chamberlain Group, Inc. filed suit against the Company, The Chamberlain Group, Inc. v. Universal Electronics Inc. a/k/a One For All, Inc., Civil Action No. 99C-4471, alleging that by selling its garage door opener line of products, the Company infringed and contributed to the infringement of one of The Chamberlain Group's patents. On March 17, 2000, the parties entered into a confidential Settlement and Patent License Agreement and on that date, this matter was dismissed with prejudice.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT*

The following table sets forth certain information concerning the executive officers of the Company as of February 29, 2000:

NAME                           AGE                POSITION
----                           ---                --------
Camille Jayne                  47    Chairman and Chief Executive Officer

Paul D. Arling                 37    President and Chief Operating Officer

Paul J.M. Bennett              44    Managing Director and Senior Vice President

J. Stewart Ames                41    Senior Vice President

Richard A. Firehammer, Jr.     42    Senior Vice President, General Counsel
                                     and Secretary

Jerry L. Bardin                61    Senior Vice President

Mark Z. Belzowski              41    Vice President, Corporate Controller and
                                     Chief Financial Officer

* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

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

Paul D. Arling has been President and Chief Operating Officer of the Company since being rehired by the Company in September 1998. He was the Company's Senior Vice President and Chief Financial Officer from May 1996 until August 1998. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products) with the most recent being Acting Chief Financial Officer. Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.

Paul J.M. Bennett has been Managing Director and Senior Vice President responsible for international retail and European OEM, Cable and Satellite business lines. Prior to Universal Electronics, Mr. Bennett held various positions at Philips Consumer Electronics over a seven year period, first as Product Marketing Manager for the Accessories Product Group, initially set up to support Philip's Audio division, and then as head of that division. Mr. Bennett was educated at Terenure College and the College of Commerce in Dublin and completed his studies at University College, where he gained a Bachelor of Commerce Degree.

J. Stewart Ames has been Senior Vice President of Sales, Product Development and Marketing of Universal Electronics Inc., managing the marketing and sales efforts for North America and Japan. Prior to this position at UEI, Ames served as the Company's Vice President of Cable Sales, directing the United States based sales force in selling universal wireless control products to multiple system operators. Before joining UEI in January 1991, Mr. Ames worked for three years as Sales Manager for Calmold, a plastic injection molder in Southern California, managing its sales force and selling injection molding capacity for three factories to a variety of OEM businesses. Prior to Calmold, Mr. Ames held sales and sales management positions at Spirol International, a manufacturer of specialty metal fasteners, assembly equipment and metal stampings, over a period of seven years. Mr. Ames received a B.S. Degree in Biology from Bates College in Lewiston, Maine.

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

Jerry L. Bardin has been Senior Vice President of Engineering and Operations since August 1998. Prior to UEI, Mr. Bardin was with Science Applications International Corp. (SAIC), a high technology research and engineering company for 15 years serving in several executive, management and consulting positions. Most recently, as a Senior Systems Engineer, Mr. Bardin was part of a contract consulting team providing engineering and management expertise on several product development and rollout projects as well as business process re-engineering projects. From 1983 to 1994, Mr. Bardin managed the study and development of undersea systems for acoustic propagation and reception at SAIC. Mr. Bardin earned his Bachelor of Science and Master of Science in Electrical Engineering at the University of Texas at Austin.

Mark Z. Belzowski has been the Chief Financial Officer of the Company since January 2000. He has been a Vice President and the Corporate Controller of the Company since May 1998 when he joined the Company. From February 1997 through April 1998, he was a financial management consultant for various companies including a cellular reseller and a local area network switch manufacturer. From September 1994 through January 1997, he was Vice President Controller in the Turner Entertainment Group, a division of Turner Broadcasting Systems, Inc. From September 1988 through August 1994, he served in various capacities at Orion Pictures Corporation with the most recent being Vice President Corporate Controller. Prior to that, Mr. Belzowski was a Senior Auditor with Ernst and Young, Certified Public Accountants. He is a certified public accountant in the state of California. Mr. Belzowski obtained a BS degree from California State University at Fullerton.

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

The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Company's common stock, as reported on the National Market of The Nasdaq Stock Market:

                                       1999                    1998
                               --------------------     ------------------
                                 High        Low         High        Low
                               --------    --------     -------    -------
        First Quarter          $ 7.7500    $ 5.1250     $5.9375    $4.8125
        Second Quarter          15.0000      6.3125      6.6250     5.0625
        Third Quarter           15.6875     10.0000      7.2500     5.0000
        Fourth Quarter          23.0000     10.5000      5.8750     4.1250

Stockholders of record on December 31, 1999 numbered approximately 146.

On December 20, 1999, the Company's Board of Directors authorized a two-for-one split of its common stock effective January 31, 2000, in the form of a stock dividend for stockholders of record at the close of business on January 10, 2000. All share and per-share amounts have been restated to give retroactive effect to the stock split.

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

                     RECENT SALES OF UNREGISTERED SECURITIES

On September 1, 1998, in connection with the Company's acquisition of H&S Management Corp., the Company issued 168,422 shares of Common Stock, valued at $5.1875 per share, as well as $1.5 million in cash to H&S Management Corp. as consideration for the purchase price. Registration under the Securities Act of 1933 was not effected with respect to the transaction described above in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On November 9, 1998, the Company issued a warrant to purchase Company common stock to General Instrument Corporation as consideration for entering into an exclusive supply agreement with the Company. The warrant is contingent upon General Instrument Corporation purchasing a specified minimum number of units of products from the Company for each of the calendar years 1999, 2000 and 2001. Assuming such minimum purchase requirements are met, the warrant allows General Instrument Corporation to purchase up to 600,000 shares of Company common stock at an exercise price of $6.3125 per share (both the number of shares and the exercise price have been adjusted due to the stock split previously discussed in this ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS). Registration under the Securities Act of 1933 was not effected with respect to the warrant in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. In 1999, General Instrument Corporation failed to purchase the minimum requirement for that year. As such, General Instrument Corporation forfeited its right to acquire up to 200,000 shares of Company common stock and may not recoup such forfeited shares through the purchase of products in any subsequent years.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                          Year Ended December 31,
                                            ----------------------------------------------------
                                              1999      1998       1997       1996        1995
                                              ----      ----       ----       ----        ----
                                            --------   -------   --------    -------    --------
                                                   (in thousands, except per share data)
Net sales                                   $105,091   $96,123   $114,338    $98,589    $105,090

Operating income (loss)                     $ 12,968   $ 9,505   $ (9,289)   $(4,098)   $  1,179

Net income (loss)                           $  7,740   $ 5,638   $ (6,518)   $(2,295)   $    320

Net income (loss) per share:

     Basic                                  $   0.58   $  0.44   $  (0.52)   $ (0.17)   $   0.02

     Diluted                                $   0.55   $  0.43   $  (0.52)   $ (0.17)   $   0.02

Weighted average common stock outstanding:

     Basic                                    13,312    12,772     12,564     13,322      13,488

     Diluted                                  14,126    13,200     12,564     13,322      13,556

Gross margin                                    41.3%     37.7%      27.7%      24.9%       29.3%

Operating margin (loss)                         12.4%      9.9%      (8.1%)     (4.2%)       1.1%

Selling, general and administrative
  expenses as a % of sales                      28.9%     27.8%      26.3%      29.0%       27.3%

Net income (loss) as a % of sales                7.4%      5.9%      (5.7%)     (2.3%)       0.3%

Return on average assets                        11.5%      9.3%     (10.8%)     (3.5%)       0.4%

Working capital                             $ 45,506   $26,921   $ 29,350    $36,515    $ 43,996

Ratio of current assets to current
  liabilities                                    4.0       2.7        2.3        4.4         3.2

Total assets                                $ 73,751   $60,677   $ 61,138    $59,451    $ 70,105

Cash and cash equivalents                   $ 13,286   $ 1,489   $  1,097    $   510    $    872

Long-term debt                              $    240        --         --    $ 3,183          --

Stockholders' equity                        $ 58,511   $44,532   $ 38,887    $45,627    $ 50,238

Book value per share                        $   4.40   $  3.49   $   3.10    $  3.42    $   3.71

Ratio of liabilities to liabilities and
  stockholders' equity                          20.7%     26.6%      36.4%      23.3%       28.3%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated.

                                             Year Ended December 31,
                                            --------------------------
                                            1999       1998      1997
                                            -----      -----     -----
Net sales
    On-going business                       100.0%      92.6%     74.5%
    Discontinued North American Retail
        business                               --        7.4      25.5
                                            -----      -----     -----
                                            100.0      100.0     100.0
Cost of sales
    On-going business                        58.7       54.8      48.3
    Discontinued North American Retail
        business                               --        7.5      20.5
    Inventory write-down                       --         --       3.5
                                            -----      -----     -----
                                             58.7       62.3      72.3
                                            -----      -----     -----
Gross profit                                 41.3       37.7      27.7
Selling, general and administrative
     expenses                                28.9       27.8      26.3
Discontinued North American Retail
    business bad debt expenses                 --         --       2.2
Restructuring expense                          --         --       7.3
                                            -----      -----     -----
Operating income (loss)                      12.4        9.9      (8.1)
Interest expense (income)                    (0.1)       0.5       0.6
Other expense (income)                        0.0        0.1      (0.1)
                                            -----      -----     -----
Income (loss) before income taxes            12.5        9.3      (8.6)
Provision (benefit) for income taxes          5.1        3.4      (2.9)
                                            -----      -----     -----
Net income (loss)                             7.4%       5.9%     (5.7%)
                                            =====      =====     =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales for the twelve months ended December 31, 1999 were $105.1 million, an increase of 18.0% over the net sales of $89.0 million for the same period last year (after excluding net sales of $7.1 million related to the Company's discontinued North American Retail business). Net income for 1999 was $7.7 million or $0.58 per share (basic) and $0.55 per share (diluted), compared to $5.6 million or $0.44 per share (basic) and $0.43 per share (diluted) for the same period last year.

Net sales in the Company's technology businesses (subscription broadcasting, OEM and private label) in 1999 increased by $15.4 million, or 24.5%, to $78.2 million from $62.8 million in 1998. Net sales in the Company's technology businesses were approximately 74.4% of net sales in 1999 compared to 65.3% in 1998. Sales to subscription broadcasting providers and OEMs increased by $11.3 million, or 20.3%, from $55.9 million in 1998 to $67.2 million in 1999 driven primarily by increased demand for digital technology and related services, growth in cable and satellite household penetration, the proliferation of home entertainment equipment, and the increase in the number of OEMs. The Company lost a significant customer in early 1999 when Primestar, a satellite service provider, was acquired by DirectTV. Excluding sales to Primestar, sales to subscription broadcasting providers and OEMs increased by 43.9% from 1998 to 1999. Private label sales increased by $4.2 million, or 61.8%, from $6.8 million in 1998 to $11.0 million in 1999 due to strong demand for a new line of products introduced in 1999.

Net sales from the continuing retail businesses (One For All(R) international retail, Eversafe and direct import) increased $.7 million, or 2.7%, from $26.2 million in 1998 to $26.9 million in 1999 due to growth in international retail sales offset by reduced sales of Eversafe product and reduced chip sales in the direct import business. Net sales from the continuing retail businesses accounted for approximately 25.6% of total 1999 net sales compared to 27.3% in 1998. One For All(R) international retail sales grew by $2.7 million, or 12.2%, from $22.2 million in 1998 to $24.9 million in 1999 primarily due to increased demand in the larger European countries including Spain and France, as well as increased growth in Australia, New Zealand and South America. Revenue in the Eversafe line of products decreased by $1.3 million, or 69.1%, from $1.8 million for the year ended 1998 to $.6 million in 1999 as the Company focused less on this remaining domestic direct retail line. Direct import sales decreased by $.8 million or 35.2% from $2.2 million in 1998 to $1.4 million in 1999, due to higher initial chip sales in 1998 to fill the pipeline. There were no sales from the discontinued North American Retail business line during 1999 and none are expected in the future.

Gross margins for the year ended December 31, 1999 were 41.3% compared to 37.7% for the same period last year. This increase can be attributed to the sale by the Company of substantially all of its remaining inventory in the discontinued North American Retail business at average selling prices that approximated book value during the first half of 1998. In the Company's continuing businesses, gross margins increased to 41.3% in 1999 compared to 40.8% in 1998. This increase can be attributed to higher margins in the Company's technology businesses due to the introduction of new products in 1999, and cost reductions in certain component parts in late 1998 and throughout 1999.

Selling, general and administrative expenses increased to $30.4 million in 1999, compared to $26.7 million in 1998. As a percentage of net sales, selling, general and administrative expenses was 28.9% in 1999 compared to 27.8% in 1998. The increase in selling, general and administrative expenses was primarily due to increases in payroll and bonus related costs, increased bad debt expense, and increased depreciation and amortization expense, offset by lower telephone costs. Employee payroll and bonus, and related fringe costs were $12.7 million in 1999 compared to $11.3 million in 1998, an increase of $1.4 million due to increases in headcount, and higher management bonuses and employee profit sharing payments based on the Company's stronger performance in 1999. For the year ended December 31, 1999, bad debt expense increased by $1.2 million from the year ended December 31, 1998 due to increased reserves on certain domestic and international accounts.

Depreciation and amortization expense increased by $1.0 million in 1999. Depreciation expense increased as a result of the $1.4 million increase in fixed assets with a shorter useful life during 1999. The increase in amortization expense can be attributed to a full year of amortization expense in 1999 on goodwill from acquisitions and non-compete agreements entered into in 1998 compared to a partial year of amortization expense in 1998 on such intangibles as well as additional amortization expense on the goodwill associated with the acquisition of a Spanish distributor in 1999. Telephone costs decreased by $.4 million in 1999 compared to 1998 due primarily to rate reductions in Europe as a result of increased provider competition, and cost efficiencies from the elimination of unused toll free lines and the implementation of more efficient telephone systems and consumer support programs.

Interest expense (income) decreased by $564,000 in 1999 to $108,000 of interest income from $456,000 of interest expense for the same period in 1998 due to reduced borrowing under the Company's revolving credit agreement and interest earned on accumulated cash balances in 1999.

Other expense (income) increased by $143,000 in 1999 when compared to 1998. This is primarily attributed to favorable changes in currency rates in Europe resulting in a gain on currency exchange transactions of $30,000 in 1999 compared to a $127,000 loss on currency exchange transactions in 1998.

The Company recorded income tax expense of $5.4 million for the year ended 1999 compared to approximately $3.3 million for the same period of 1998. The increase was due to increased income in 1999. In 1999, the Company's effective tax rate was 41% compared to an effective tax rate of 37% in 1998. The difference in the 1999 rate as compared to the 1998 rate was primarily due to differences in NOL carryforward limitations in California versus Ohio due to the relocation of the Company's headquarters from Ohio to California and a decrease in the valuation allowance during 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales for the twelve months ended December 31, 1998 were $89.0 million, an increase of 4.5% over the net sales of $85.2 million for the same period last year (after excluding net sales of $7.1 million in 1998 and $29.1 million in 1997 related to the Company's discontinued North American Retail business). Net income for 1998 was $5.6 million or $0.44 per share (basic) and $0.43 per share (diluted), compared to a net loss of $6.5 million or $0.52 loss per share (basic and diluted) for the same period last year.

Net sales in the Company's technology businesses (subscription broadcasting, OEM and private label) were approximately 65.3% of net sales in 1998 compared to 53.0% in 1997. Net sales in the Company's technology businesses for 1998 increased by $2.2 million or 3.6%, from $60.6 million in 1997 to $62.8 million in 1998. Sales to subscription broadcasting providers and OEMs increased by $6.5 million or 13.1%, from $49.4 million in 1997 to $55.9 million in 1998 driven primarily by continued strong demand in new remote control business with the providers of cable and satellite broadcast services. Delayed customer orders in anticipation of a new line of remotes in combination with increased competition resulted in reduced shipments in the private label business and accounted for a decrease of $4.4 million or 39.5%, from $11.2 million in 1997 to $6.8 million in 1998.

Net sales from the continuing retail businesses (One For All international retail, Eversafe and direct import) accounted for approximately 27.3% of total 1998 net sales compared to 21.5% in 1997. The Company's net sales from its continuing retail businesses increased by $1.6 million or 6.5% in 1998 from $24.6 million in 1997 to $26.2 million in 1998. One For All international retail revenues (the largest component of the continuing retail business group) increased $1.2 million or 5.8%, from $21.0 million in 1997 to $22.2 million in 1998. This change can be attributed to the growth in universal remote control business in Europe. Net sales of Eversafe products decreased by $1.9 million or 49.7%, from $3.7 million in 1997 to $1.8 million in 1998 primarily due to weaker demand. The direct import business line began during the first quarter of 1998, with royalty income and significant initial chip sales of $2.2 million for 1998.

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

The Company's overall gross margin in 1998 was 37.7% compared to a gross margin of 27.7% in 1997. In the Company's continuing businesses, the gross margin increased to 40.8% in 1998 compared to 35.2% in 1997. This increase can be attributed to improved margins in the Company's subscription broadcasting and One For All international businesses due primarily to reduced product costs. In the Company's discontinued North American Retail business, the gross margin decreased from $5.7 million or 19.4% in 1997 to a negative gross margin of $75,000 in 1998 as the Company sold the remaining product in this line at average selling prices just below its carrying value. In 1997, the North American Retail product inventories were written down by $3.9 million to a carrying value of approximately $7.0 million from a carrying value prior to the write down of approximately $10.9 million. The purpose of this write down was to carry this inventory at what management believed its estimated net realizable value was as a result of the discontinuation of this business.

As a percentage of net sales, selling, general and administrative expenses increased to 27.8% in 1998 from 26.3% in 1997. In dollars, the Company's selling, general and administrative expenses decreased 11.1% during 1998 to $26.7 million from $30.1 million in 1997. Advertising and payroll expenses decreased during 1998 by approximately $2.0 and $1.3 million, respectively, which were partially offset by an increase in amortization expense of $.6 million. The reductions in advertising costs were attributable to the elimination of retail-related advertising programs for the Company's discontinued North American Retail product line. The payroll decreases were a result of headcount reductions associated with the discontinuation of the North American Retail product line. The increase in amortization expense was due to the amortization of additional goodwill from businesses acquired and non-compete covenants entered into in 1998.

In connection with the discontinuation of the North American Retail product line, the Company increased the allowance for doubtful accounts by $2.5 million in the fourth quarter of 1997. This increase primarily related to certain customer accounts of the Company that were deemed at risk due to the Company's exit from this business.

In December 1997, the Company announced its decision to discontinue its North American One For All Retail business. As part of that announcement, the Company advised its employees, stockholders and the investment community generally that it would recognize a pre-tax charge of $8.4 million during the fourth quarter of 1997.

The table below depicts the costs associated with this action:

     Type of Cost                                                   Amount
     --------------------------------------------                 ----------
     Severance and related employee benefit costs                 $3,260,000
     Prepaid advertising for retail products                       2,129,000
     Fixed assets                                                  1,738,000
     Intangible assets - trademarks                                  460,000
     Consumer support and service                                    393,000
     Prepaid assets                                                  163,000
     Other retail business exit costs                                276,000
                                                                  ----------
                                                                  $8,419,000
                                                                  ==========

Severance and related employee benefits were determined by adding such estimated amounts for each of the 105 employees of the Company that were terminated in the restructuring. Prepaid advertising amounts represent trade credits for various types of advertising that were obtained by the Company in 1994 and 1996 in exchange for remote control product. These prepaid advertising credits were recorded by the Company at the carrying value of the inventory exchanged. The advertising obtained in these arrangements was exclusively geared toward retail products. Therefore, these credits were written off as part of the discontinuation of the Company's North American One For All Retail business. Fixed asset charges consisted primarily of the Company's Twinsburg facility, tooling associated with the Company's North American One For All Retail product, and equipment dedicated to the Company's North American One For All Retail line. The book value of the plant and leasehold improvements for the Company's Twinsburg facility was compared to the estimated market value of the building pursuant to an existing purchase offer received from a non-affiliated third party to determine the necessary charge. The Company's Twinsburg facility was sold in August 1998 at a value approximating the book value after the write-down with no material gain or loss. Charges for all other fixed assets and prepaid assets were determined by comparing net book values to estimated fair market values. The fair market values used in these comparisons represent the Company's estimates based on an assessment of the usefulness of each item within the other business lines of the Company. Gains or losses resulting from the dispositions of these adjusted fixed assets in 1998 were not material. The unamortized value of the trademarks used solely on products that were discontinued and determined by the Company to not be usable in its on-going businesses were written off in their entirety. Consumer support and service costs relate to on-going contractual obligations of the Company to provide telephonic support for certain of its products that were discontinued as part of this restructuring.

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

As the Company anticipated when it made its December 1997 announcement, the discontinuation occurred primarily during the first half of 1998 and was completed during the 1998 third quarter. During this transition, the Company continued to support its retail customers by selling through its remaining inventory of North American Retail remote control products. Thereafter, in accordance with the Company's plan, the Company licensed certain of its proprietary technology and its One For All trademark to a third party overseas manufacturer, to enable them to supply several of these customers with a limited number of remote control products on a direct import basis.

During the first half of 1998, the Company relocated its headquarters from its Twinsburg, Ohio facility to its Technology Center in Cypress, California. In connection with this move, all of the Company's operations and administrative functions were moved to its new headquarters, with the exception of its customer service phone center, which remained in the Company's Twinsburg facility. In the third quarter of 1998, the Company sold its Twinsburg facility to a third party at a price of $1.7 million and leased back a portion of it to house its customer service phone center on terms which the Company believed to be competitive. The carrying value of the building at the time of the sale was approximately $1.7 million and the Company recognized a loss on the sale of the building of approximately $34,000.

A reserve for expected cash expenditures of $3.9 million was established as part of the Company's 1997 fourth quarter restructuring. During 1998, the Company completed this restructuring and used the reserve in its entirety. The restructuring proceeded according to the Company's plan and was completed without any significant changes to the plan. The following table details the type and amount of costs charged against the reserve during 1998.

        Type of Cost                                                  Amount
        ------------------------------                              ----------
        Severance and related employee
            benefit costs                                           $3,180,000
        Consumer support and service                                   393,000
        Other retail business exit costs                               356,000
                                                                    ----------
                                                                    $3,929,000
                                                                    ==========

Interest expense decreased by $172,000 in 1998 to $455,000 from $627,000 in 1997 due to reduced borrowing under the Company's revolving letter agreement and lower average borrowing costs. Other expense increased to $100,000 in 1998 from $1,000 in 1997. This occurred as a result of higher net currency exchange losses from the Company's international operations.

The Company had an effective income tax rate for 1998 of 37% as compared to 34.3% in 1997. The difference in the 1998 rate as compared to the 1997 rate was primarily due to differences in NOL carryforward limitations in California versus Ohio due to the relocation of the Company's headquarters from Ohio to California.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities for 1999 was $17.5 million as compared to cash provided by operating activities during 1998 of $9.7 million and cash used for operating activities during 1997 of $186,000. The improvement in 1999 cash flow from operating activities is principally due to the significant increase in income before taxes, depreciation and amortization in 1999 and the effect of cash payments incurred during 1998 to complete the discontinuation of the North American Retail product line and restructuring announced in late 1997.

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of December 31, 1999 using the Fixed Rate option as defined in the agreement, which is intended to approximate B of A's cost of funds, plus an applicable margin was 7.08%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At December 31, 1999, the applicable margin was 1.25 percent. The revolving credit facility, which expires October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 109,000 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of December 31, 1999, no amounts were outstanding under this credit facility. The Company had no outstanding import letters of credit as of December 31, 1999.

Open market purchases of the Company's common stock under a program announced in 1996 amounted to zero in 1999, approximately $3.5 million during 1998 and $700,000 in 1997. The Company holds all of these shares as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives. In addition, during 1999, the Company received proceeds of approximately $3.0 million from the exercise of stock options granted to the Company's current and former employees, as compared to approximately $1.5 million in 1998 and $264,000 in 1997. The primary reason for the significant increase in stock option exercises during 1999 and 1998 was that the Company's stock began to trade at relatively high levels towards the second half of 1998 and into 1999 and many employees, as well as former employees who were terminated during 1998 as part of the Company's restructuring (principally the Company's former Chairman of the Board), elected to exercise their options.

Capital expenditures in 1999, 1998 and 1997 were approximately $1.4 million, $2.4 million, and $2.7 million, respectively. These expenditures related primarily to acquiring product tooling in each year and relocating the Company's headquarters from Twinsburg, Ohio to Cypress, California during 1998. The Company has currently budgeted approximately $2.2 million for capital expenditures in 2000 primarily for acquiring product tooling.

Effective July 1, 1999, the Company completed its acquisition of a remote control distributor in Spain for $750,000 in cash. During the third quarter of 1998, the Company acquired a remote control company in the United States for $2.4 million, for which 168,422 shares of newly issued Company common stock valued at $874,000 were issued and $1.5 million was paid in cash. During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million in cash, of which $1.7 million was paid in 1998 and the remaining $1.3 million was paid in 1999.

Historically, the Company's working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season.

 However, due to the discontinuation of the Company's North American Retail line and the increasing significance of the Company's other lines of business including subscription broadcasting and OEM, the Company expects that this seasonality will be lessened. At December 31, 1999, the Company had $45.5 million of working capital compared to $26.9 million at December 31, 1998. The increase in working capital is principally due to increases in accumulated cash and cash equivalents and higher accounts receivable balances due from customers at December 31, 1999.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2000, however, there can be no assurances that this will occur.

                         YEAR 2000 READINESS DISCLOSURES

As previously reported, over the past several years the Company developed and implemented a plan to address the anticipated impacts of the so-called Year 2000 problem on its information technology (IT) systems and non-IT systems. The Company also surveyed selected third parties to determine the status of their Year 2000 compliance programs. In addition, contingency plans were developed specifying what the Company would do if it or important third parties experienced disruptions to critical business activities as a result of the Year 2000 problem.

The Company's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 24, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its customers, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

As of December 31, 1999, the Company's total incremental costs of addressing Year 2000 issues were approximately $165,000. This amount has been incurred and was funded through operating cash flow.

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

Dependence Upon Key Suppliers

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's products, principally its wireless control products, and certain other components used in the Company's products, from two main sources, each of which provide in excess of ten percent (10%) of the Company's microprocessors for use in its products. The Company has developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis. The Company generally maintains inventories of its integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on the Company's business and results of operations.

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture all of the Company's wireless controls. The Company's arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have a material adverse effect on the Company's business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because numerous other manufacturers are available to fulfill the Company's requirements, however, the loss of any of the Company's major manufacturers could adversely effect the Company's business until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations and the loss or acquisition of any significant customers. In addition, historically the Company's business has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. Factors such as quarterly variations in financial results could adversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company (i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely effected.

The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by the Company or its competitors, mix of distribution channels through which products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely effected.

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

Dependence Upon Timely Product Introduction

The Company's ability to remain competitive in the wireless control products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, or that such new or enhanced products will achieve consumer acceptance, and if acquired, will sustain that acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

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

Dependence on Major Customers

The Company's performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its wireless control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcasting industry. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing the Company's principal foreign markets. In 1999, the Company lost a significant customer in its subscription broadcasting business due to that customer being acquired by a third party. During 1999, the Company had two customers that acquired more than ten percent of the Company's products and the loss of either of these customers or any of the Company's other key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or the inability of the Company to obtain orders or maintain its order volume with its major customers may have an adverse effect on the Company's financial condition or results of operations.

Competition

The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. The Company's competition is fragmented across its product lines, and accordingly, the Company does not compete with any one company across all product lines. The Company competes with a variety of entities, some of which have greater financial and other resources than the Company. The Company's ability to remain competitive in this industry depends in part on its ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis as well as its ability to identify and enter into strategic alliances with entities doing business within the industries the Company serves. There can be no assurances that the Company and its product offerings will be and/or remain competitive or that any strategic alliances, if any, which the Company enters into will achieve the type, extent and amount of success or business that the Company expects or hopes to achieve.

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

                                     OUTLOOK

The Company's focus in 2000 is to continue to seek ways to increase its customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and its One For All international retail business. In addition, the Company will increase its focus on creating new applications for its proprietary and/or patented technologies in the consumer electronics/OEM market, and computer/internet control markets.

The Company will also continue in 2000 to control its overall cost of doing business. Management believes that through product design changes and its purchasing efforts, improvements in the Company's gross margins and efficiencies in its selling, general and administrative expenses can be accomplished, although there can be no assurances that there will be any improvements to the Company's gross margin or that the Company will achieve any cost savings through these efforts and if obtained, that any such improvements or savings will be significant or maintained.

In addition, during 2000, management will continue to pursue its overall strategy of seeking out ways to operate all aspects of the Company more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities. The Company cautions, however, that no assurances can be made that any suitable acquisition targets or partnership opportunities will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurances can be made that any such acquisition or partnership will profitably add to the Company's operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At December 31, 1999, the Company had no borrowings on its credit line. The interest rate in effect on the credit line using the bank's cost of funds rate as the base as of December 31, 1999 was 7.08%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom, Germany and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, German Marks, and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company had a number of forward exchange contracts outstanding at December 31, 1999 with an aggregate notional value of approximately $9.1 million. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at December 31, 1999, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material affect.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants                                           25

Consolidated Balance Sheets at December 31, 1999 and 1998                   26

Consolidated Statements of Operations for the years ended
December 31,  1999, 1998 and 1997                                           27

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1999, 1998 and 1997                                      28

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997                                            29

Notes to Consolidated Financial Statements                                  30

Financial Statement Schedule:
  Schedules for the years ended December 31, 1999, 1998 and 1997
    II - Valuation and Qualifying Accounts and Reserves                     42


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Universal Electronics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Costa Mesa, California
January 21, 2000

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1999              1998
                                                              ------------      ------------
                                     ASSETS

Current assets:

  Cash and cash equivalents                                   $ 13,286,219      $  1,488,672
  Accounts receivable, net                                      27,932,794        23,639,054
  Inventories                                                   13,493,813        14,834,058
  Prepaid expenses and other current assets                      1,887,367         1,835,035
  Deferred income taxes                                          3,906,102         1,268,924
                                                              ------------      ------------
   Total current assets                                         60,506,295        43,065,743

Equipment, furniture and fixtures, net                           3,696,906         4,439,947
Goodwill and other intangible assets, net                        6,264,603         6,158,135
Other assets                                                     1,661,867         1,547,641
Deferred income taxes                                            1,621,795         5,465,424
                                                              ------------      ------------
   Total assets                                               $ 73,751,466      $ 60,676,890
                                                              ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Revolving credit facility                                   $         --      $  4,786,293
  Accounts payable                                               8,824,212         7,756,515
  Accrued income taxes                                             793,902           331,395
  Accrued compensation                                           1,928,110         1,090,149
  Other accrued taxes                                              830,953           439,729
  Other accrued expenses                                         2,623,271         1,740,335
                                                              ------------      ------------
   Total current liabilities                                    15,000,448        16,144,416

Notes payable                                                      239,821                --
                                                              ------------      ------------
   Total liabilities                                            15,240,269        16,144,416

Commitments and contingencies (note 15)

Stockholders' equity:

  Preferred stock, $.01 par value,  624,512 shares
    authorized; none issued or outstanding                             --                --
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 15,317,304 and 14,453,214 shares issued at
    December 31, 1999 and 1998, respectively                       153,173           144,532
  Paid-in capital                                               64,299,603        57,899,173
  Currency translation adjustment                                 (236,778)         (121,753)
  Retained earnings/(accumulated deficit)                        1,086,760        (6,653,322)
  Unamortized value of restricted stock grants                     (83,117)               --
                                                              ------------      ------------
                                                                65,219,641        51,268,630
Less cost of common stock in treasury, 1,652,384 and
   1,659,210 shares in 1999 and 1998, respectively               6,708,444         6,736,156
                                                              ------------      ------------
   Total stockholders' equity                                   58,511,197        44,532,474
                                                              ------------      ------------
   Total liabilities and stockholders' equity                 $ 73,751,466      $ 60,676,890
                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended December 31,
                                                 --------------------------------------------------
                                                     1999               1998              1997
                                                 -------------      -------------     -------------
Net sales

     On-going business                           $ 105,091,183      $  89,035,707     $  85,231,450
     Discontinued North American Retail
          business                                          --          7,086,912        29,106,970
                                                 -------------      -------------     -------------
                                                   105,091,183         96,122,619       114,338,420

Cost of sales
     On-going business                              61,714,724         52,717,177        55,275,357
     Discontinued North American Retail
          business                                          --          7,161,912        23,451,789
     Inventory write-down                                   --                 --         3,892,215
                                                 -------------      -------------     -------------
                                                    61,714,724         59,879,089        82,619,361

Gross profit                                        43,376,459         36,243,530        31,719,059

Selling, general and administrative expenses        30,408,321         26,738,845        30,089,673
Discontinued North American Retail
     business bad debt expenses                             --                 --         2,500,000

Restructuring expense                                       --                 --         8,418,742
                                                 -------------      -------------     -------------

Operating income (loss)                             12,968,138          9,504,685        (9,289,356)

Interest expense (income)                             (107,594)           455,577           627,495

Other expense (income)                                 (43,051)           100,355               587
                                                 -------------      -------------     -------------

Income (loss) before income taxes                   13,118,783          8,948,753        (9,917,438)

Provision (benefit) for income taxes                 5,378,701          3,311,103        (3,399,076)
                                                 -------------      -------------     -------------

Net income (loss)                                $   7,740,082      $   5,637,650     $  (6,518,362)
                                                 =============      =============     =============

Net income (loss) per share:
     Basic                                       $        0.58      $        0.44     $        (.52)
                                                 =============      =============     =============

     Diluted                                     $        0.55      $        0.43     $        (.52)
                                                 =============      =============     =============

Weighted average common stock outstanding:
     Basic                                          13,311,594         12,772,796        12,564,062
                                                 =============      =============     =============

     Diluted                                        14,126,210         13,199,814        12,564,062
                                                 =============      =============     =============


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                              Common Stock in
                                     Common Stock Issued          Treasury
                                      Shares      Amount     Shares      Amount
                                    ----------   --------  ----------  -----------
Balance at December 31, 1996
  as previously reported             6,787,025   $ 67,870    (415,000) $(2,593,750)

2-for-1 stock split effective
  January 31, 2000                   6,787,025     67,870    (415,000)          --

                                    ----------   --------  ----------  -----------
Balance at December 31, 1996        13,574,050    135,740    (830,000)  (2,593,750)
                                    ----------   --------  ----------  -----------

Additional shares issued for
  employee retirement plan              41,520        415          --           --

Stock options exercised                 93,250        933          --           --

Purchase of treasury shares                 --         --    (273,200)    (736,048)

Shares issued to Directors                  --         --      18,778       58,681

Repayment of loans by
employees for purchases of
Common Stock                                --         --          --           --

Net loss                                    --         --          --           --

Currency translation adjustment             --         --          --           --

                                    ----------   --------  ----------  -----------
Balance at December 31, 1997        13,708,820    137,088  (1,084,422)  (3,271,117)
                                    ----------   --------  ----------  -----------

Additional shares issued for
employee retirement plan                16,274        163          --           --

Issuance of warrant to customer             --         --          --           --

Stock options exercised                559,698      5,597          --           --

Purchase of treasury shares                 --         --    (583,600)  (3,492,576)

Shares issued to Directors                  --         --       8,812       27,537

Net income                                  --         --          --           --

Shares issued in connection
with business acquired                 168,422      1,684          --           --

Currency translation adjustment             --         --          --           --

                                    ----------   --------  ----------  -----------
Balance at December 31, 1998        14,453,214    144,532  (1,659,210)  (6,736,156)
                                    ----------   --------  ----------  -----------

Additional shares issued for
employee retirement plan                20,222        202          --           --

Stock options exercised                835,918      8,359          --           --

Shares issued to Directors                  --         --       6,826       27,712

Restricted stock grants                  7,950         80          --           --

Amortization of restricted
stock grants                                --         --          --           --

Income tax benefit related to
the exercise of non-qualified
stock options                               --         --          --           --

Net income                                  --         --          --           --

Currency translation adjustment             --         --          --           --

                                    ----------   --------  ----------  -----------
Balance at December 31, 1999        15,317,304   $153,173  (1,652,384) $(6,708,444)
                                    ----------   --------  ----------  -----------


                                                                            Unamortized
                                                               Retained       Value of
                                                  Currency     Earnings/     Restricted      Total
                                      Paid in    Translation  (Accumulated     Stock     Stockholders'
                                      Capital     Adjustment   Deficit)       Grants        Equity
                                    -----------  -----------  ------------  -----------  -------------
Balance at December 31, 1996
  as previously reported            $53,950,430   $ (25,084)  $(5,772,610)   $      --    $45,626,856

2-for-1 stock split effective
  January 31, 2000                      (67,870)         --            --           --             --

                                    -----------   ---------   -----------    ---------    -----------
Balance at December 31, 1996         53,882,560     (25,084)   (5,772,610)          --     45,626,856
                                    -----------   ---------   -----------    ---------    -----------

Additional shares issued for
  employee retirement plan              128,826          --            --           --        129,241

Stock options exercised                 263,556          --            --           --        264,489

Purchase of treasury shares                  --          --            --           --       (736,048)

Shares issued to Directors                1,319          --            --           --         60,000

Repayment of loans by
employees for purchases of
Common Stock                            109,235          --            --           --        109,235

Net loss                                     --          --    (6,518,362)          --     (6,518,362)

Currency translation adjustment              --     (48,177)           --           --        (48,177)

                                    -----------   ---------   -----------    ---------    -----------
Balance at December 31, 1997         54,385,496     (73,261)  (12,290,972)          --     38,887,234
                                    -----------   ---------   -----------    ---------    -----------

Additional shares issued for
employee retirement plan                 88,520          --            --           --         88,683

Issuance of warrant to customer       1,006,000          --            --           --      1,006,000

Stock options exercised               1,524,820          --            --           --      1,530,417

Purchase of treasury shares                  --          --            --           --     (3,492,576)

Shares issued to Directors               22,332          --            --           --         49,869

Net income                                   --          --     5,637,650           --      5,637,650

Shares issued in connection
with business acquired                  872,005          --            --           --        873,689

Currency translation adjustment              --     (48,492)           --           --        (48,492)

                                    -----------   ---------   -----------    ---------    -----------
Balance at December 31, 1998         57,899,173    (121,753)   (6,653,322)          --     44,532,474
                                    -----------   ---------   -----------    ---------    -----------

Additional shares issued for
employee retirement plan                194,719          --            --           --        194,921

Stock options exercised               3,027,862          --            --           --      3,036,221

Shares issued to Directors               23,313          --            --           --         51,025

Restricted stock grants                 107,633          --            --     (107,713)            --

Amortization of restricted
stock grants                                 --          --            --       24,596         24,596

Income tax benefit related to
the exercise of non-qualified
stock options                         3,046,903          --            --           --      3,046,903

Net income                                   --          --     7,740,082           --      7,740,082

Currency translation adjustment              --    (115,025)           --           --       (115,025)

                                    -----------   ---------   -----------    ---------    -----------
Balance at December 31, 1999        $64,299,603   $(236,778)  $ 1,086,760    $ (83,117)   $58,511,197
                                    -----------   ---------   -----------    ---------    -----------


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1999            1998            1997
                                                    ------------    ------------    ------------
Cash provided by (used for) operating activities:
  Net income (loss)                                 $  7,740,082    $  5,637,650    $ (6,518,362)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used for) operating
  activities:
   Depreciation and amortization                       3,616,267       2,600,514       2,131,179
   Provision for doubtful accounts                     1,504,275         342,661       2,850,000
   Inventory write-down                                       --              --       3,892,215
   Restructuring expense                                      --              --       8,418,742
   Deferred income taxes                               4,253,354       2,944,948      (3,531,008)
   Other                                                 246,914         138,552         189,242
   Changes in operating assets and liabilities:
     Accounts receivable                              (5,518,015)      2,067,594      (8,736,334)
     Inventory                                         1,340,245       1,805,336         676,397
     Prepaid expenses and other assets                  (369,755)       (841,762)         (3,660)
     Accounts payable and accrued expenses             3,808,594      (1,258,126)        541,938
     Accrued restructuring expense                            --      (3,928,933)             --
     Accrued income and other taxes                      853,731         230,766         (96,648)
                                                    ------------    ------------    ------------
   Net cash provided by (used for)
   operating activities                               17,475,692       9,739,200        (186,299)

Cash used for investing activities:
  Acquisition of fixed assets                         (1,441,601)     (2,395,498)     (2,739,028)
  Sale of building and other assets                           --       1,862,711              --
  Payments for businesses acquired                    (2,050,000)     (3,200,000)             --
  Employee loan repayments for common stock                   --              --         109,235
  Acquisition of intangible assets                      (321,447)     (1,153,228)       (131,322)
                                                    ------------    ------------    ------------
   Net cash used for investing activities             (3,813,048)     (4,886,015)     (2,761,115)
                                                    ------------    ------------    ------------

Cash provided by (used for) financing activities:
  Short-term bank borrowing                           10,810,000      49,931,280      46,766,476
  Short-term bank payments                           (15,596,293)    (52,381,753)    (42,713,186)
  Proceeds from stock options exercised                3,036,221       1,530,417         264,489
  Treasury stock purchased                                    --      (3,492,576)       (736,048)
                                                    ------------    ------------    ------------
   Net cash provided by (used for)
   financing activities                               (1,750,072)     (4,412,632)      3,581,731

Effect of exchange rate changes on cash                 (115,025)        (48,492)        (48,177)
                                                    ------------    ------------    ------------
Net increase in cash and cash equivalents             11,797,547         392,061         586,140

Cash and cash equivalents at beginning of year         1,488,672       1,096,611         510,471
                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year            $ 13,286,219    $  1,488,672    $  1,096,611
                                                    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

Business

Universal Electronics develops and markets easy-to-use, pre-programmed universal wireless control devices and technologies principally for home video and audio entertainment equipment. The Company sells its wireless control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), retail businesses, and companies involved in the subscription broadcasting industry. In December 1997, the Company decided to discontinue its North American One For All Retail business. During 1998 and 1999, the Company continued to sell its wireless control products internationally under the One for All(R) brand name. The Company also marketed a line of home automation products under the Eversafe(R) brand name, principally a universal garage door opener.

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

Inventories

Inventories consist of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts, and home safety and automation devices and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

Equipment, Furniture and Fixtures

Fixed assets are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Tooling and equipment are depreciated over two to 7 years. Furniture and fixtures are depreciated over five to 7 years. Leasehold improvements are amortized over the terms of the related leases. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated on the basis of cost and are amortized on a straight-line basis over the estimated future periods to be benefited. The amortization periods range from five to 10 years. Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of undiscounted future cash flows to ensure that they are appropriately valued. At December 31, 1999, 1998 and 1997, accumulated amortization was $2,098,780, $962,178 and $225,331, respectively. Amortization expense was $1,339,799, $737,497 and $128,805 for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes

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

Research and Development

Research and development expenditures are expensed as incurred. Research and development expense was $2,391,000, $2,712,000 and $2,950,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,263,344, $1,511,065, and $3,536,835 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Stock Split

On December 20, 1999, the Board of Directors declared a two-for-one split of the Company's common stock effective January 31, 2000, in the form of a stock dividend for stockholders of record at the close of business on January 10, 2000. All share and per-share amounts in the accompanying consolidated financial statements and notes to consolidated financial statements have been restated to give retroactive effect to the stock split.

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

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which amends the disclosure requirements of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The Company adopted the provisions of SFAS No. 131 in the year ended December 31, 1998 and has added certain disclosures for all periods presented.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 2000. The Company is assessing the impact this statement will have on the consolidated financial statements and has not yet adopted the provisions of SFAS No. 133 as of December 31, 1999.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation utilized in the year ended December 31, 1999.

NOTE 2 - ACQUISITIONS

Effective July 1, 1999, the Company completed its acquisition of a remote control distributor in Spain for $750,000 in cash. On September 1, 1998 the Company acquired a domestic remote control company for approximately $2.4 million. The acquisition was funded by $1.5 million in cash and 168,422 shares of the Company's newly issued common stock valued at $874,000. During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in 1998 and the remaining $1.3 million was paid in 1999.

The excess of the aggregate purchase prices for these acquisitions over the fair market value of net assets acquired is recorded as goodwill and is being amortized over periods ranging from five to 10 years.

Pro forma results for 1999 and 1998, assuming the acquisitions had occurred at the beginning of the periods, would not have been materially different from the Company's historical results for the periods presented.

On October 12, 1998, the Company entered into a covenant not to compete agreement with a former officer of the Company at a cost of $949,000 in cash, which is recorded as an intangible asset and is being amortized over the five year duration of the contract.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                        DECEMBER 31,
                                                ----------------------------
                                                   1999             1998
                                                -----------      -----------
     Accounts receivable, gross                 $29,812,725      $25,250,522
     Allowance for doubtful accounts             (1,879,931)      (1,611,468)
                                                -----------      -----------
                                                 27,932,794      $23,639,054
                                                ===========      ===========

In connection with the discontinuation of the Company's North American Retail business as discussed in Note 16, the Company increased the allowance for doubtful accounts by $2,500,000 in 1997. This increase primarily related to certain customer accounts of the Company that were deemed at risk due to the Company's exit from the North American Retail business. As of December 31, 1999 and 1998, accounts receivable for the Company's North American Retail business were $678,000 and $2,011,000, respectively. Write-offs in 1999 and 1998 attributable to the accounts receivable for the Company's North American Retail business were $1,226,000 and $1,320,000, respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                   DECEMBER 31,
                                           ----------------------------
                                              1999             1998
                                           -----------      -----------
     Components                            $ 5,710,349      $ 5,993,160
     Finished goods                          7,783,464        8,840,898
                                           -----------      -----------
                                           $13,493,813      $14,834,058
                                           ===========      ===========

The Company carries some additional amounts of inventory in order to satisfy certain of its customers' inventory requirements on a timely basis. New product innovations and technological advances may shorten a given product's life cycle. Management continually monitors the inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand. Management believes an adequate provision has been made in the financial statements for any loss on disposition of inventory.

In 1997, the North American Retail product inventories were written down by $3,892,000 to their estimated net realizable value as a result of the discontinuation of the Company's North American Retail business as discussed in
Note 16.

NOTE 5 - EQUIPMENT, FURNITURE AND FIXTURES

Fixed assets consist of the following:

                                                     DECEMBER 31,
                                             ----------------------------
                                               1999              1998
                                             -----------      -----------
     Tooling                                 $ 4,564,749      $ 3,679,610
     Equipment                                 4,214,863        3,752,150
     Furniture and fixtures                      762,343          779,126
     Leasehold improvements                      889,140          858,040
                                             -----------      -----------
                                              10,431,095        9,068,926
     Accumulated depreciation                 (6,734,189)      (4,628,979)
                                             -----------      -----------
                                               3,696,906      $ 4,439,947
                                             ===========      ===========

Depreciation expense was $2,276,468, $1,863,667 and $2,018,979 for the years ended December 31, 1999, 1998 and 1997, respectively.

In 1997, all fixed assets related to the North American Retail business to be disposed of in connection with the discontinuation discussed in Note 16 (including the Company's Twinsburg, Ohio facility), were written down to their estimated fair market value. The Company's Twinsburg, Ohio building was classified as held for sale in the consolidated balance sheet as of December 31, 1997. In August 1998, the Company sold the building for $1,695,000, a price approximating the book value.

NOTE 6 - REVOLVING CREDIT LINE

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of December 31, 1999 using the Fixed Rate option as defined in the agreement, which is intended to approximate B of A's cost of funds, plus an applicable margin, was 7.08%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At December 31, 1999, the applicable margin for the Company was 1.25 percent. The revolving credit facility, which expires on October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 109,000 shares of stock which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under the credit facility are reduced by the outstanding balance of the Company's import letters of credit.

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

The Company had approximately $0, $4.8 and $7.2 million at December 31, 1999, 1998 and 1997, respectively, outstanding under the revolving credit facilities and approximately $0, $0, and $0.5 million of import letters of credit outstanding at December 31, 1999, 1998 and 1997, respectively. The weighted average interest rate was 6.56%, 8.07% and 8.30% for the years ended December 31, 1999, 1998 and 1997, respectively. Interest paid on the revolving credit facilities amounted to $28,422, $488,144 and $616,239 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 7 - FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable and accounts payable, as well as obligations under the credit facility described above. The carrying values of these instruments approximate fair value because of their short maturity.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. These contracts are with major financial institutions and the risk of loss due to the financial institutions' nonperformance is considered remote. The gains and losses on these forward contracts are recognized in net income when the underlying foreign currency gain and loss is recognized. The Company had a number of forward exchange contracts outstanding at December 31, 1999 with an aggregate notional value of approximately $9.1 million.

NOTE 8 - STOCKHOLDERS' EQUITY

Loans to Employees for Common Stock Purchases

During 1994, the Company loaned $484,989 to certain of its officers and key employees to enable them to purchase 148,818 shares of the Company's Common Stock on the open market. The principal amount of the loans was due five years from the inception date, with interest on the loans accruing at the minimum rate required per annum by the Internal Revenue Code and payable at maturity. These loans are reflected as a reduction of Stockholders' Equity and are secured by the Common Stock purchased in accordance with the corresponding Stock Pledge Agreement. The Stock Pledge Agreement in certain instances accelerates debt repayment and provides for the forgiveness of the debt. During 1999, 1998 and 1997, $0, $42,875 and $109,235, respectively, in loan principal was forgiven under the terms of these agreements.

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

Treasury Stock

No treasury stock was purchased by the Company during 1999. During 1998, 583,600 shares of common stock were purchased by the Company on the open market at a cost of approximately $3.5 million. During 1997, 273,200 shares were purchased for an approximate cost of $0.7 million. These shares are recorded as shares held in treasury at cost. The shares will generally be held by the Company for future use as management and the Board of Directors shall deem appropriate. In addition, some of these shares will be used by the Company to compensate the outside directors of the Company. During 1999, 1998 and 1997, 6,826, 8,812 and 18,778 shares, respectively, were issued to the outside directors.

Warrant Issued to Customer

On November 9, 1998, the Company entered into an exclusive supply agreement with a customer. As a result of this agreement, the Company issued a warrant entitling the customer to purchase up to 600,000 shares of the Company's common stock at $6.3125 per share.

Based on the expected number of shares to be issued, the fair value of this warrant of $1,006,000 was recorded as additional paid in capital of the Company with a corresponding increase in other assets. The fair value of the warrant was determined using the Black-Scholes Model. The following assumptions were used for the warrant: risk-free interest rate of approximately 4.84%; expected volatility of approximately 48.11%; and expected life of five years. This asset is amortized on a straight-line basis over the five year term of the agreement. Subject to achieving the minimum purchase requirements of the warrant, the warrant will vest 50% on January 1, 2003 and the remaining 50% will vest on January 1, 2004.

Stock Split

On December 20, 1999, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend to be distributed on January 31, 2000 to shareholders of record on January 10, 2000. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in capital to common stock. In addition, all references in the financial statements and in the notes to the financial statements to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been restated.

Restricted Stock Awards

During the year ended December 31, 1999, a total of 7,950 restricted shares of the Company's common stock were reserved for issuance to certain employees. The restricted shares vest over a two year period and had a market value of $107,713 at that date. These awards have been recorded as a separate component of stockholders' equity. The carrying value of the restricted stock grants is being amortized to expense over the two year vesting period. Amortization expense amounted to $24,596 in 1999.

NOTE 9 - STOCK OPTIONS

1993 Stock Incentive Plan

On January 19, 1993, the 1993 Stock Incentive Plan ("1993 Plan") was approved. Under the 1993 Plan, 400,000 shares of Common Stock are reserved for the granting of incentive and other stock options to officers, key employees and non-affiliated directors. The 1993 Plan provides for the granting of incentive and other stock options through January 19, 2003. All options outstanding at the time of termination of the 1993 Plan shall continue in full force and effect in accordance with their terms. The option price for incentive stock options and non-qualified stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. The 1993 Plan also provides for the award of stock appreciation rights subject to terms and conditions specified by the Compensation Committee. No stock appreciation rights have been awarded under this 1993 Plan.

1995 Stock Incentive Plan

On May 19, 1995, the 1995 Stock Incentive Plan ("1995 Plan") was approved. Under the 1995 Plan, 800,000 shares of Common Stock are available for distribution to the Company's key officers, employees and non-affiliated directors. The 1995 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 19, 2005, unless otherwise terminated by resolution of the Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1995 Plan.

1996 Stock Incentive Plan

On December 1, 1996, the 1996 Stock Incentive Plan ("1996 Plan") was approved. Under the 1996 Plan, 800,000 shares of Common Stock are available for distribution to the Company's key officers and employees. The 1996 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007, unless otherwise terminated by the resolution of the Company's Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1996 Plan.

1998 Stock Incentive Plan

On May 27, 1998, the 1998 Stock Incentive Plan ("1998 Plan") was approved. Under the 1998 Plan, 630,000 shares of Common Stock are available for distribution to the Company's key officers and employees. The 1998 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 27, 2008, unless otherwise terminated by resolution of the Company's Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1998 Plan.

1999 Stock Incentive Plan

On January 27, 1999, the 1999 Stock Incentive Plan ("1999 Plan") was approved. Under the 1999 Plan, 630,000 shares of Common Stock are available for distribution to the Company's key officers and employees. The 1999 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through January 27, 2009, unless otherwise terminated by resolution of the Company's Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999 Plan.

1999A Stock Incentive Plan

On October 7, 1999, the 1999A Nonqualified Stock Plan ("1999A Plan") was approved and on February 1, 2000, the 1999A Plan was amended. Under the 1999A Plan, 1,000,000 shares of Common Stock are available for distribution to the Company's key officers and employees. The 1999A Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through October 7, 2009, unless otherwise terminated by resolution of the Company's Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999A Plan.

The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value on the date of the grant. In October 1995, Statement of Financial Accounting No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued. The Company adopted the disclosure requirements of this Statement in 1996 and accordingly, had compensation expense been determined consistent with SFAS No. 123, the Company's 1999 net income and basic and diluted income per share would have been $6,627,088, $0.50 and $0.47, respectively. The Company's 1998 net income and basic and diluted income per share would have been $5,080,578, $0.40 and $0.38, respectively. The Company's 1997 net loss and basic and diluted loss per share would have been $6,904,381, $0.55 and $0.55, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 1999, 1998 and 1997, respectively: risk-free interest rate of approximately 5.56%, 5.28% and 6.38%; expected volatility of approximately 51.75%, 45.26% and 49.38%; expected life of five years for 1999, 1998 and 1997; and the common stock will pay no dividends. The weighted average grant date fair value of the options granted in 1999, 1998 and 1997 was $9.95, $4.97 and $2.74.

The following table summarizes the changes in the number of shares of Common Stock under option:

                                              1997                          1998                          1999
                                   --------------------------    --------------------------    --------------------------
                                   Shares    Weighted-Average    Shares    Weighted-Average    Shares    Weighted-Average
                                   (000)      Exercise Price     (000)      Exercise Price     (000)      Exercise Price
Outstanding at beginning
  of year                          1,606           3.24          1,452           3.18          1,688           4.29
Granted                              190           3.00            804           5.22          1,352           9.58
Exercised                            (92)          2.87           (560)          2.74           (836)          3.63
Expired and/or forfeited            (252)          3.53             (8)          3.47            (62)          4.31
                                   -----           ----          -----                         -----
Outstanding at end of year         1,452           3.18          1,688           4.29          2,142           7.89
                                   =====           ====          =====                         =====
Options exercisable at year-end      730                           788                           181

Significant option groups outstanding at December 31, 1999 and related weighted average price and life information follows:

                                       Options Outstanding                       Options Exercisable
                        Number       Weighted-Average     Weighted-Average     Number      Weighted-Average
   Range of           Outstanding       Remaining             Exercise       Exercisable       Exercise
Exercise Prices       At 12/31/99    Contractual Life          Price         At 12/31/99        Price
---------------       -----------   -------------------   ----------------   -----------   ----------------
  $2.09 to  3.84        109,800            6.79                 2.94            61,300          2.97
   4.97 to  5.97        631,850            8.35                 5.21            90,850          5.19
   6.19 to  7.50        578,600            8.77                 7.40            28,600          6.53
   9.91 to 13.00        822,000            9.77                10.93                --            --
                      ---------                                                -------
  $2.09 to 13.00      2,142,250            8.93                 7.88           180,750          4.65
                      =========                                                =======

NOTE 10 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company had annual sales to two customers in 1999, two customers in 1998, and one customer in 1997 that individually exceeded 10% of total Company sales in the years ended December 31, 1999, 1998 and 1997. The sales amounted to $12.2 million and $10.8 million in 1999, $11.8 million and $10.6 million in 1998, and $14.8 million in 1997. Trade receivables with the previously mentioned customers amounted to $2.1 million, $5.3 million and $3.3 million at December 31, 1999, 1998 and 1997, respectively.

Trade receivables subject the Company to a concentration of credit risk. The risk is limited due to the large number of customers comprising the Company's customer base, the relative size and strength of most of the Company's customers and the Company's performance of ongoing credit evaluations.

The Company utilizes third-party manufacturers in the Far East, Mexico and the United States to produce its wireless control products. The number of third party manufacturers or suppliers that provided the Company in excess of 10% of the Company's wireless control products and/or components were two, three and four for 1999, 1998, and 1997, respectively.

The Company currently purchases a significant portion of its integrated circuit chips from two vendors. Although there are a limited number of manufacturers of this component part, management believes that other suppliers could provide similar parts on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

NOTE 11 - LEASES

The Company leases office and warehouse space and certain office equipment under operating leases. Rental expense under operating leases was $953,475, $837,976 and $914,712, for the years ended December 31, 1999, 1998 and 1997, respectively.

The following summarizes future minimum non-cancellable operating lease payments at December 31, 1999:

          Year ending December 31:                           AMOUNT
                                                           ----------
                    2000                                   $1,067,754
                    2001                                      700,622
                    2002                                      518,874
                    2003                                       96,053
                    2004 and beyond                                 0
                                                           ----------
          Total lease commitments                          $2,383,303
                                                           ==========

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. The Company's match was 25% of participants' contributions for the years ended December 31, 1998 and 1997 and the expense recorded amounted to $123,332 and $123,911, respectively. The Company's match was increased from 25% to 50% of participants' contributions effective April 22, 1999 and the expense recorded for the year ended December 31, 1999 amounted to $200,236. The Company's match in 1999, 1998 and 1997 was in the form of newly issued shares of common stock of the Company.

NOTE 13 - INCOME TAXES

In 1999, 1998 and 1997, pretax income (loss) was attributed to the following jurisdictions:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                        1999           1998              1997
                                     -----------    -----------    ------------
Domestic operations                  $13,032,767    $ 8,210,501    $(10,174,279)
Foreign operations                        86,016        738,252         256,841
                                     -----------    -----------    ------------
    Total                            $13,118,783    $ 8,948,753    $ (9,917,438)
                                     ===========    ===========    ============

The provision (benefit) for income taxes charged to operations was as follows:

                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1999          1998          1997
                                        ----------    ----------    -----------
Current tax expense:
  U.S. federal                          $3,458,002    $       --    $        --
  State and local                          685,003       114,999         72,720
  Foreign                                   29,245       251,156         59,531
                                        ----------    ----------    -----------
    Total current                        4,172,250       366,155        132,251
                                        ----------    ----------    -----------
Deferred tax expense (benefit):
  U.S. federal                           1,004,848     2,521,779     (3,406,385)
  State and local                          201,603       423,169       (124,942)
  Foreign                                       --            --             --
                                        ----------    ----------    -----------
  Total deferred                         1,206,451     2,944,948     (3,531,327)
                                        ----------    ----------    -----------
    Total provision (benefit)           $5,378,701    $3,311,103    $(3,399,076)
                                        ==========    ==========    ===========

Net deferred tax assets (liabilities) comprised the following at December 31:


                                      1999            1998            1997
                                  ------------    ------------    ------------
Capitalized packaging costs       $     37,188    $     72,365    $     68,897
Advertising allowance                   38,935          41,570         256,447
Inventory reserves                     660,310         256,441         317,573
Allowance for doubtful
   accounts                            738,390         256,440         984,244
Sales return reserve                    64,882          57,885         128,216
Capitalized inventory costs            218,855         259,983         255,304
NOL and credit carry forwards        2,983,469       6,278,675       5,265,390
Discontinuation reserves                    --              --       2,324,297
Other                                  971,264         234,593         844,952
                                  ------------    ------------    ------------
Gross deferred tax assets            5,713,293       7,457,952      10,445,320
                                  ------------    ------------    ------------
Depreciation                          (185,396)       (723,604)       (591,825)
Gross deferred tax liabilities        (185,396)       (723,604)       (591,825)
                                  ------------    ------------    ------------
Less Valuation allowance                    --              --        (174,199)
                                  ------------    ------------    ------------
                                  $  5,527,897    $  6,734,348    $  9,679,296
                                  ============    ============    ============


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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1999           1998            1997
                                                     -----------    -----------     -----------
Tax provision (benefit) at statutory U.S. rate       $ 4,460,386    $ 3,042,704     $(3,371,235)

Increase (decrease) in tax provision resulting from:
  State and local taxes, net                             782,280        423,169         (76,947)
  Nondeductible items                                     28,763         28,763          35,908
  Reduction in valuation allowance                            --       (174,199)             --
  Other                                                  107,272         (9,334)         13,198
                                                     -----------    -----------     -----------
Tax provision (benefit), as above                    $ 5,378,701    $ 3,311,103     $(3,399,076)
                                                     ===========    ===========     ===========

The Company has federal and state net operating loss carryforwards of $4,773,969 and $494,029, respectively, that begin to expire in 2010 and an alternative minimum tax credit carryforward of $473,573 which does not expire. The Company also has a research and development credit carryforward of $744,207 that begins to expire in 2006.

No income taxes have been provided on the undistributed earnings of foreign subsidiaries as the earnings are expected to be permanently reinvested in the foreign operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company's foreign operations is not practicable.

NOTE 14 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company operates in a single industry segment and is engaged in the development, manufacturing and marketing of universal wireless controls and related products principally for video and audio entertainment equipment. In 1997 the Company's customers consisted primarily of domestic and international retailers, private label customers, original equipment manufacturers and subscription broadcasting operators. Beginning in 1998 and going forward, the Company's customers remained the same although the number of domestic retail customers decreased as the Company exited its North American Retail business line.

The Company's operations by geographic area are presented below:

                                      1999             1998             1997
                                  ------------     ------------     ------------
Net Sales
   United States                  $ 70,067,412     $ 70,667,968     $ 92,149,517
   United Kingdom                    8,889,076        8,807,684        5,818,232
   Germany                           6,467,420        5,865,240        4,958,049
   All Other                        19,667,275       10,781,727       11,412,622
                                  ------------     ------------     ------------
Total Net Sales                    105,091,183       96,122,619      114,338,420
                                  ============     ============     ============

Identifiable Assets
   United States                     7,617,945        8,344,489        4,236,717
   All Other Countries               4,005,430        3,801,234          647,884
                                  ------------     ------------     ------------
Total Identifiable Assets           11,623,375       12,145,723        4,884,601
                                  ============     ============     ============

Specific identification was the basis used for attributing revenues from external customers to individual countries. Foreign currency exchange gains (losses) of $30,344, $(97,066) and $(27,364), were included in the determination of net income for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows, or financial condition.

NOTE 16 - RESTRUCTURING

In December 1997, the Company announced its decision to discontinue its North American One For All Retail line of business and the distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company licensed certain of its proprietary technology and its One For All trademark to a third party overseas manufacturer, to enable them to supply certain domestic retailers with a limited number of remote control products on a direct import basis. The Company closed the Twinsburg, Ohio facility, with the exception of its consumer service phone center, and moved its headquarters to its Technology Center in Cypress, California during the second quarter of 1998. The pre-tax restructuring charge of $8,419,000 taken in the fourth quarter of fiscal year 1997 primarily related to severance and employee benefit costs ($3,260,000), the write-down of fixed assets to be disposed of to their estimated fair market value ($1,738,000), the write-down of intangibles by the amount for which no future benefit existed ($460,000), consumer support and service costs relating to contractual obligations of the Company to provide telephonic support for certain of its products that were discontinued as part of the restructuring ($393,000), write-off of prepaid advertising and other prepaid assets to their estimated fair market value ($2,129,000 and $163,000, respectively), and other costs related to the discontinuation of the North American Retail business ($276,000). Severance and related employee benefit costs were determined by estimating such amounts for each of the 105 employees of the Company that were terminated in the restructuring. Charges for prepaid advertising, other prepaid assets and fixed assets were determined by comparing net book values to the estimated fair market values. Intangibles consisting of trademark costs were evaluated for future benefits and an estimate was made of the amount for which no future benefits existed. Other costs related to the disposition of assets were primarily related to operating expenses associated with the liquidation of the North American Retail business. After an income tax benefit of $2,863,000, the restructuring charge reduced fiscal year 1997 earnings by $5,556,000 or $0.44 per share. See also Note 3 - Accounts Receivable and Note 4 - Inventories for explanation of additional expenses related to the restructuring. The restructuring was completed during 1998.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 1999, 1998, and 1997.

                                                                           1999
                                               -----------------------------------------------------------
                                                MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                               -----------     -----------    -------------    ------------
Net sales
  On-going business                            $20,941,528     $22,756,972     $28,115,949     $33,276,734
  Discontinued North
    American Retail business                            --              --              --              --
                                               -----------     -----------     -----------     -----------
                                                20,941,528      22,756,972      28,115,949      33,276,734

Gross profit
  On-going business                              8,282,374       9,167,183      11,787,577      14,139,324
  Discontinued North American
      Retail business                                   --              --              --              --
                                               -----------     -----------     -----------     -----------
                                                 8,282,374       9,167,183      11,787,577      14,139,324

Operating income                                   831,221       2,021,426       3,852,979       6,262,512
Net income                                     $   448,763     $ 1,199,413     $ 2,338,057     $ 3,753,849
                                               -----------     -----------     -----------     -----------

Net income per share:
  Basic                                        $      0.03     $      0.09     $      0.17     $      0.28
                                               -----------     -----------     -----------     -----------
  Diluted                                      $      0.03     $      0.08     $      0.16     $      0.26
                                               -----------     -----------     -----------     -----------

Weighted average common stock outstanding:
  Basic                                         12,997,000      13,262,000      13,446,000      13,537,000
                                               -----------     -----------     -----------     -----------
  Diluted                                       13,402,000      14,112,000      14,299,000      14,667,000
                                               -----------     -----------     -----------     -----------


                                                                            1998
                                               ----------------------------------------------------------------
                                                MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                               ------------     ------------     -------------     ------------
Net sales
   On-going business                           $ 18,575,778     $ 22,272,821     $ 23,731,761      $ 24,455,346
   Discontinued North
     American Retail business                     4,356,540        2,446,099          284,274                --
                                               ------------     ------------     ------------      ------------
                                                 22,932,318       24,718,920       24,016,035        24,455,346

Gross profit (loss)
   On-going business                              7,249,639        9,073,208        9,567,461        10,428,222
   Discontinued North
     American Retail business                            --               --          (75,000)               --
                                               ------------     ------------     ------------      ------------
                                                  7,249,639        9,073,208        9,492,461        10,428,222

Operating income                                    646,875        2,116,671        2,655,658         4,085,481
Net income                                     $    343,903     $  1,313,777     $  1,609,322      $  2,370,648
                                               ------------     ------------     ------------      ------------

Net income per share:
    Basic                                      $       0.03     $       0.10     $       0.12      $       0.18
                                               ------------     ------------     ------------      ------------
    Diluted                                    $       0.03     $       0.10     $       0.12      $       0.18
                                               ------------     ------------     ------------      ------------

Weighted average common stock outstanding:
    Basic                                        12,676,000       12,732,000       12,876,000        12,836,000
                                               ------------     ------------     ------------      ------------
    Diluted                                      13,300,000       13,446,000       13,384,000        13,162,000
                                               ------------     ------------     ------------      ------------

                                                                             1997
                                               ------------      ------------     ------------     ------------
                                                MARCH 31,          JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                               ------------      ------------     -------------    ------------
Net sales
   On-going business                           $ 16,538,559      $ 17,152,545     $ 26,095,641     $ 25,444,705
   Discontinued North
     American Retail business                     5,841,691         6,778,502        7,403,283        9,083,494
                                               ------------      ------------     ------------     ------------
                                                 22,380,250        23,931,047       33,498,924       34,528,199

Gross profit (loss)
    On-going business                             5,606,265         5,662,342        8,527,383       10,163,271
    Discontinued North
     American Retail business                     1,151,149         1,620,637        1,763,268        1,116,959
    Inventory write-down                                 --                --               --       (3,892,215)
                                               ------------      ------------     ------------     ------------
                                                  6,757,414         7,282,979       10,290,651        7,388,015

Operating income (loss)                            (313,909)          548,511        1,958,168      (11,482,127)

Net income (loss)                              $   (280,786)     $    288,488     $  1,187,387     $ (7,713,452)
                                               ------------      ------------     ------------     ------------

Net income (loss) per share:
    Basic                                      $      (0.02)     $       0.02     $       0.09     $      (0.61)
                                               ------------      ------------     ------------     ------------

    Diluted                                    $      (0.02)     $       0.02     $       0.09     $      (0.61)
                                               ------------      ------------     ------------     ------------


Weighted average common stock outstanding:
    Basic                                        12,626,000        12,532,000       12,522,000       12,592,000
                                               ------------      ------------     ------------     ------------

    Diluted                                      12,626,000        12,598,000       12,718,000       12,592,000
                                               ------------      ------------     ------------     ------------


The Company has restated the presentation of certain information for the first three quarters of 1998. The net effect of the restatement was to reclassify 1998 sales and cost of sales associated with the discontinued North American Retail business from accrued restructuring expenses to net sales and cost of sales. In 1997, the North American Retail product inventories were written down by $3,892,000 to their estimated net realizable value as a result of the discontinuation discussed in Note 16. The 1997 write down amounted to $0.31 per share for the full year on a pretax basis.

                           UNIVERSAL ELECTRONICS INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                            ADDITIONS
                                             BALANCE AT     CHARGED TO     WRITE-OFFS    BALANCE AT
                                            BEGINNING OF    COSTS AND         AND          END OF
         DESCRIPTION                           PERIOD        EXPENSES      DEDUCTIONS      PERIOD
         -----------                        ------------    ----------     ----------    ----------
Valuation account for accounts receivable:
  Year Ended December 31, 1999               $1,611,468     $1,504,275     $1,235,812    $1,879,931
  Year Ended December 31, 1998               $2,950,548     $  342,661     $1,681,741    $1,611,468
  Year Ended December 31, 1997               $  359,480     $2,850,000     $  258,932    $2,950,548


(1) Includes reclassification of North American Retail return reserve of $280,000 as of December 31, 1998 to the allowance for doubtful accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K with respect to the directors of the Company will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

(a)(3) LIST OF EXHIBITS REQUIRED TO BE FILED BY ITEM 601(a) OF THE REGULATION S-K ARE INCLUDED AS EXHIBITS TO THIS REPORT:

             See EXHIBIT INDEX at page 45 to Item 601(a) of this Regulation S-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 30th day of March, 2000.

                                        UNIVERSAL ELECTRONICS INC.

                                        By: /s/  Camille Jayne
                                            Camille Jayne
                                            Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 30th day of March, 2000, by the following persons in the capacities indicated.

NAME & TITLE                                       SIGNATURE
------------                                       ---------
Paul D. Arling
President, Chief Operating Officer
and Director                                       /s/ Paul D. Arling
                                                   ------------------
Camille Jayne
Chairman, Chief Executive Officer
and Director                                       /s/ Camille Jayne
(Principal Executive Officer)                      -----------------

Mark Belzowski
Vice President, Corporate Controller               /s/ Mark Belzowski
and Chief Financial Officer                        ------------------
(Principal Financial and Accounting Officer)

David Beddow                                       /s/ David Beddow
Director                                           ----------------

Bruce A. Henderson                                 /s/ Bruce A. Henderson
Director                                           ----------------------

William C. Mulligan                                /s/ William C. Mulligan
Director                                           -----------------------

J.C. Sparkman                                      /s/ J.C. Sparkman
Director                                           -----------------

                                         EXHIBIT INDEX


  EXHIBIT
  NUMBER                           DOCUMENT DESCRIPTION
  ------                           --------------------
    2.1       Asset Purchase Agreement dated September 1, 1998 by and among
              Universal Electronics Inc., H&S Management Corp., J.C. Sparkman
              and Steven Helbig (Incorporated by reference to Exhibit 2.1 to the
              Company's Annual Report on Form 10-K for the year ended December
              31, 1998 filed on March 31, 1999 (File No. 0-21044))

    2.2       Contract for Sale of Participations of Unimand Espana, S.L. dated
              June 30, 1999 by and among Universal Electronics, BV and Diffusion
              Artistique et Musicale D.A.M. S.A. and Mr. Francisco Muro (filed herewith)

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

  EXHIBIT
  NUMBER                           DOCUMENT DESCRIPTION
  ------                           --------------------
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

  EXHIBIT
  NUMBER                           DOCUMENT DESCRIPTION
  ------                           --------------------
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

  *10.22      Form of Universal Electronics Inc. 1998 Stock Incentive Plan
              (Incorporated by reference to Exhibit A to the Company's
              Definitive Proxy Materials for the 1998 Annual Meeting of
              Stockholders of Universal Electronics Inc. filed on April 20, 1998
              (File No. 0-21044))

  *10.23      Form of Stock Option Agreement by and between Universal
              Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal
              Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1998 filed on March 31, 1999
              (File No. 0-21044))

   10.24 Agreement for Purchase and Sale of Property dated May 29, 1998 by and between Universal Electronics Inc., and Duke Realty Limited
              Partnership (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December
              31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.25      Agreement dated August 12, 1998 by and between Universal
              Electronics Inc., and David M. Gabrielsen (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1998 filed on March 31, 1999
              (File No. 0-21044))

   10.26      Stock Acquisition Representations and Covenants Certificate dated
              September 1, 1998 from H & S Management Corp., J.C. Sparkman and
              Steven Helbig (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December
              31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.27      Non-Compete Agreement dated September 1, 1998 by and among
              Universal Electronics Inc., H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.28      Consulting Agreement dated September 1, 1998 by and between
              Universal Electronics Inc. and J.C. Sparkman (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1998 filed on March 31, 1999
              (File No. 0-21044))

  *10.29      Form of Executive Officer Employment Agreement dated September 29,
              1998 by and between Universal Electronics Inc. and Paul D. Arling
              (Incorporated by reference to Exhibit 10.30 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.30 Revolving Loan and Security Agreement dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National
              Trust and Savings Association (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year

  EXHIBIT
  NUMBER                           DOCUMENT DESCRIPTION
  ------                           --------------------

              ended December 31, 1998 filed on March 31, 1999 (File No.
              0-21044))

   10.31      Copy of Revolving Note dated October 2, 1998 by and between
              Universal Electronics Inc. and Bank of America National Trust and
              Savings Association (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.32 Patent and Trademark Collateral Assignment dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America
              National Trust and Savings Association (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No.
              0-21044))

   10.33      Purchase Agreement dated November 8, 1998 by and between Universal
              Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31,
              1999 (File No. 0-21044))

   10.34      Warrant dated November 9, 1998 by and between Universal
              Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31,
              1999 (File No. 0-21044))

   10.35 Agreement dated January 30, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and Euro quality Assurance Ltd. And
              T. Maeizumi (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December
              31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.36 Agreement dated February 3, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc., Strand Europe Ltd. and Ashok Suri
              (Incorporated by reference to Exhibit 10.37 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

  *10.37      Form of Universal Electronics Inc. 1999 Stock Incentive Plan
              (Incorporated by reference to Exhibit A to the Company's
              Definitive Proxy Materials for the 1999 Annual Meeting of
              Stockholders of Universal Electronics Inc. filed on April 29, 1999
              (File No. 0-21044))

  *10.38      Form of Stock Option Agreement by and between Universal
              Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal
              Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal
              Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

  *10.39      Form of Salary Continuation Agreement by and between Universal
              Electronics Inc. and certain employees (filed herewith)

  *10.40      Form of Executive Officer Amended Employment Agreement dated
              January 29, 1998 by and between Universal Electronics Inc. and
              Camille Jayne (filed herewith)

  *10.41 Form of First Amendment to Executive Officer Employment Agreement dated April 22, 1999 by and between Universal Electronics Inc. and
              Paul D. Arling, together with Exhibit C attached thereto (filed herewith)

  *10.42 Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1,
              2000 (filed herewith)

  *10.43      Form of Stock Option Agreement by and between Universal
              Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal
              Electronics Inc. 1999A Nonqualified Stock Plan (filed herewith)

   11.1       Statement re: computation of per share earnings (filed herewith)

   21.1       List of Subsidiaries of the Registrant (filed herewith)

  EXHIBIT
  NUMBER                           DOCUMENT DESCRIPTION
  ------                           --------------------
   23.1       Consent of PricewaterhouseCoopers LLP (filed herewith)

   24.1       Power of Attorney (filed as part of the signature page hereto)

   27.1       Financial Data Schedule (filed herewith)


* Management contract or compensation plan or arrangement identified pursuant to Item 14(c) of the Form 10-K.