Form 10-Q
period 2000-03-31
UNIVERSAL ELECTRONICS INC
filed 2000-05-15
CIK 101984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 13,735,273 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at March 31, 2000.

                                   ----------

                           UNIVERSAL ELECTRONICS INC.


                                      INDEX


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

                    Consolidated Balance Sheets                                3
                    Consolidated Statements of Operations                      4
                    Consolidated Statements of Cash Flows                      5
                    Notes to Consolidated Financial Statements                 6

Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              8

Item 3         Quantitative and Qualitative Disclosures about                 15
               Market Risk

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                               15

Signature                                                                     16

PART I    FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share-related data)
                                   (Unaudited)

                                                                 March 31,   December 31,
                                                                   2000          1999
                                                                 ---------   ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                      $ 17,559      $ 13,286
  Accounts receivable, net                                         20,569        27,933
  Inventories                                                      16,264        13,494
  Prepaid expenses and other current assets                         1,532         1,887
  Deferred income taxes                                             3,906         3,906
                                                                 --------      --------
     Total current assets                                          59,830        60,506

Equipment, furniture and fixtures, net                              3,416         3,697
Goodwill and other intangible assets, net                           5,984         6,265
Other assets                                                        1,318         1,662
Deferred income taxes                                                 989         1,621
                                                                 --------      --------
     Total assets                                                $ 71,537      $ 73,751
                                                                 ========      ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  6,372      $  8,824
  Accrued income taxes                                                741           794
  Accrued compensation                                              1,238         1,928
  Other accrued expenses                                            2,956         3,454
                                                                 --------      --------
     Total current liabilities                                     11,307        15,000
                                                                 --------      --------

Notes payable                                                         221           240
                                                                 --------      --------
       Total liabilities                                           11,528        15,240
                                                                 --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 624,512 shares
      authorized; none issued or outstanding                         --            --
  Common stock, $.01 par value, 20,000,000 shares
      authorized; 15,387,137 and 15,317,304 shares issued at
      March 31, 2000 and December 31, 1999, respectively              154           153
  Paid-in capital                                                  64,753        64,299
  Currency translation adjustment                                    (243)         (237)
  Retained earnings                                                 2,121         1,087
  Unamortized value of restricted stock grants                        (70)          (83)
  Common stock in treasury, 1,651,864 and 1,652,384 shares
      at March 31, 2000 and December 31, 1999                      (6,706)       (6,708)
                                                                 --------      --------
      Total stockholders' equity                                   60,009        58,511
                                                                 --------      --------
      Total liabilities and stockholders' equity                 $ 71,537      $ 73,751
                                                                 ========      ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   2000          1999
                                                 --------      --------
Net sales                                        $ 22,664      $ 20,941
Cost of sales                                      12,986        12,659
                                                 --------      --------
Gross profit                                        9,678         8,282

Selling, general and administrative expenses        8,141         7,451
                                                 --------      --------
Operating income                                    1,537           831

Interest expense (income)                            (179)           32
Other expense  (income)                               (37)           38

                                                 --------      --------

Income before income taxes                          1,753           761
Provision for income taxes                           (719)         (312)
                                                 --------      --------

Net income                                       $  1,034      $    449
                                                 ========      ========

Net income per share:
     Basic                                       $   0.08      $   0.03
                                                 ========      ========
     Diluted                                     $   0.07      $   0.03
                                                 ========      ========
Weighted average common stock outstanding:
     Basic                                         13,695        12,997
                                                 ========      ========

     Diluted                                       15,063        13,402
                                                 ========      ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              2000          1999
                                                            --------      --------
Cash provided by operating activities:
  Net income                                                $  1,034      $    449
    Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                 982           898
   Provision for doubtful accounts                                25           200
   Deferred income taxes                                         632           312
   Other                                                          81          --
   Changes in operating assets and liabilities:
     Accounts receivable                                       7,339         2,900
     Inventory                                                (2,770)        2,232
     Prepaid expenses and other assets                           648          (204)
     Accounts payable and accrued expenses                    (3,640)         (615)
     Accrued income taxes                                        (53)          (79)
                                                            --------      --------

   Net cash provided by operating activities                   4,278         6,093

Cash used for investing activities:
  Acquisition of fixed assets                                   (351)         (352)
  Payments for businesses acquired                              --            (800)
  Other                                                          (18)          (94)
                                                            --------      --------
   Net cash used for investing activities                       (369)       (1,246)

Cash used for financing activities:
  Short-term bank borrowing                                     --          10,810
  Short-term bank payments                                      --         (15,596)
  Proceeds from stock options exercised                          388           763
  Other                                                          (18)
                                                            --------      --------
   Net cash provided by (used for) financing activities          370        (4,023)
Effect of exchange rate changes on cash                           (6)          (31)
                                                            --------      --------
Net increase in cash and cash equivalents                      4,273           793

Cash and cash equivalents at beginning of period              13,286         1,489
                                                            --------      --------
Cash and cash equivalents at end of period                  $ 17,559      $  2,282
                                                            ========      ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Adjustments

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Form 10-K. In management's opinion, the financial information presented in the accompanying statements reflects all adjustments that are necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Inventories

Inventories consist of the following (in thousands):

                                   March 31,           December 31,
                                     2000                  1999
                                   ---------           ------------
Components                         $  7,121             $  5,710
Finished goods                        9,143                7,784
                                   --------             --------
     Total inventories             $ 16,264             $ 13,494
                                   ========             ========

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 2000. The Company is assessing the impact this statement will have on the consolidated financial statements and has not yet adopted the provisions of SFAS No. 133 as of March 31, 2000.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation utilized in the three-month period ended March 31, 2000.

Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the development, manufacturing and marketing of pre-programmed wireless control devices and related products principally for home video and audio entertainment equipment and the subscription broadcast market.

The Company's operations by geographic area in thousands are presented below:

                                             Three Months Ended
                                                  March 31,
                                           ------------------------
                                             2000            1999
                                           --------        --------
Net Sales
   United States                           $ 14,328        $ 14,340
   United Kingdom                             1,887           1,172
   Germany                                      903           1,332
   All Other                                  5,546           4,097
                                           --------        --------
Total Net Sales                            $ 22,664        $ 20,941
                                           ========        ========


                                           March 31,     December 31,
                                             2000            1999
                                           ---------     ------------
Identifiable Assets
   United States                           $  6,810        $  7,619
   All Other Countries                        3,908           4,005
                                           --------        --------
Total Identifiable Assets                  $ 10,718        $ 11,624
                                           ========        ========

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2000 versus 1999

Net sales for the 2000 first quarter increased by $1.7 million, or 8.2%, to $22.7 million from $20.9 million for the same quarter last year. Net sales in the Company's technology lines (subscription broadcasting, OEM and private label) were approximately 78.2% of net sales for the first quarter of 2000 compared to 72.9% for the first quarter of 1999. Net sales from the retail lines (One For All(R) international, Eversafe and direct import) accounted for approximately 21.8% of total first quarter 2000 net sales compared to 27.1% for the corresponding period in 1999. The Company lost a significant customer in early 1999 when Primestar, a satellite customer, was acquired by DirectTV. Excluding sales to Primestar in the first quarter of 1999, the Company's net sales increased by 20%.

Net sales in the Company's technology lines for the first quarter of 2000 increased by approximately 16% from $15.3 million for the same period last year to $17.7 million in 2000. The increase in technology sales is primarily due to increased shipments in U.S. digital cable and OEM markets, and in European OEM and satellite markets.

The Company's net sales for the 2000 first quarter from its retail lines were $5.0 million, a decrease of 12.6% from net sales of $5.7 million for the same quarter last year. The decrease in retail sales was primarily due to lower sales of high end product in Europe and decreased shipments of the Eversafe product line as the Company has focused less on this remaining direct domestic retail line.

The Company's overall gross profit for the first quarter of 2000 was $9.7 million, or 42.7% of net sales, compared to $8.3 million or 39.5% of net sales, for the same period last year. The increase in gross margin was primarily attributable to the introduction of new products to new and existing customers, and the higher margins associated with those products.

Selling, general and administrative expenses increased 9.3% from the first quarter of 1999 to the first quarter of 2000. In dollars, the Company's selling, general and administrative expenses increased $0.7 million during the first quarter of 2000 to $8.1 million from $7.4 million in 1999. The increase was primarily attributable to increased payroll costs due to additional hiring of personnel associated with technology development, overall increases in payroll and bonus related costs, and increased professional fees associated with the Company's corporate development activity including evaluation of acquisition candidates.

In the first quarter of 2000, the Company recorded $179,000 of interest income compared to $32,000 of interest expense for the first quarter of 1999. This $211,000 difference was a result of the absence of borrowing under the Company's revolving credit agreement during the first quarter of 2000 and interest earned on accumulated cash balances in 2000.

The Company recorded income tax expense of $0.7 million for the first quarter of 2000 compared to $0.3 million for the same quarter of 1999. The increase was due to improved results in 2000. The Company's effective tax rate was 41% in the first quarter of 2000 and the first quarter of 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities for the three months ended March 31, 2000 was $4.3 million compared to $6.1 million for the same period in 1999. The decrease in cash flow from operating activities is principally due to an increase in inventory to replenish reduced levels of safety stock, and a reduction of accounts payable offset by a reduction in accounts receivable due to increased collections of higher than normal year end balances during the quarter ended March 31, 2000.

On October 23, 1998, the Company paid off its outstanding credit line with The Provident Bank and entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of March 31, 2000 using the Fixed Rate option as defined in the agreement, which is intended to approximate B of A's cost of funds, plus an applicable margin, was 7.38%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At March 31, 2000, the applicable margin was 1.25 percent. The revolving credit facility, which expires on October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 109,000 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares that are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of March 31, 2000, no amounts were outstanding under this credit facility. The Company had no outstanding import letters of credit as of March 31, 2000.

There were no open market purchases of the Company's common stock in 2000 or 1999 under a program announced in 1996. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives. In addition, during the first quarter of 2000, the Company received proceeds of approximately $388,000 from the exercise of stock options granted to the Company's current and former employees, as compared to approximately $763,000 during the first quarter of 1999.

Capital expenditures in the first quarter of 2000 and 1999 were approximately $351,000 and $352,000, respectively. These expenditures related primarily to the acquisition of product tooling.

During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million in cash, of which $1.7 million was paid in 1998 and the remaining $1.3 million was paid in 1999. $800,000 of the $1.3 million was paid during the first quarter of 1999.

Historically, the Company's working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. However, due to the discontinuation of the Company's North American Retail line and the increasing significance of the Company's other lines of business including subscription broadcasting and OEM, this seasonality has been lessened. At March 31, 2000, the Company had $48.5 million of working capital compared to $45.5 million at December 31, 1999. The increase in working capital is principally due to seasonal decreases in accounts payable balances and increases in accumulated cash and cash equivalents.

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

The Company's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of April 28, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its customers, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

As of March 31, 2000, the Company's total incremental costs of addressing Year 2000 issues were approximately $165,000. This amount has been expensed and was funded through operating cash flow.

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

                                  RISK FACTORS

Forward Looking Statements

The Company cautions that the following important factors, among others (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report of Form 10-Q, and as mentioned from time to time in the Company's other reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause or contribute to the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture all of the Company's wireless control devices. The Company's arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors that could have a material adverse effect on the Company's business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because numerous other manufacturers are available to fulfill the Company's requirements, however, the loss of any of the Company's major manufacturers could adversely effect the Company's business until alternative manufacturing arrangements are secured.

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

The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by the Company or its competitors, fluctuations in interest rates and in currency exchange rates in various applicable parts of the world, mix of distribution channels through which products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely effected.

Dependence on Consumer Preference

The Company is susceptible to fluctuations in its business based upon consumer demand for its products. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to such fluctuations in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for the Company's products. Moreover, the Company cautions that any increases in sales, growth in revenue or increases in its gross margins that it achieves may be transitory and should by no means be construed to mean that such increases or growth will continue.

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

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, such conditions could have an adverse effect on the Company's business, such as decreasing the Company's working capital or causing the Company to borrow on its credit line.


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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At March 31, 2000, the Company had no borrowings on its credit line. The interest rate in effect on the credit line using the bank's cost of funds rate as the base as of March 31, 2000 was 7.38%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom, Germany and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, German Marks, and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollar exchange rates may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company had a number of forward exchange contracts outstanding at March 31, 2000 with an aggregate notional value of approximately $5.3 million. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at March 31, 2000, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material affect.

PART II.     OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                                                                           Page
              (A)       Exhibits
                        11.1  Statements re: Computation of
                        Per Share Earnings (filed herewith)                 17

              (B)       Reports on Form 8-K
                        There were no reports on Forms 8-K filed during the quarter ended March 31, 2000.

              (C)       Exhibit 27 Financial Data Schedule                  18

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   (Registrant)  Universal Electronics Inc.


Date:    May 15, 2000              \s\  Paul Arling
                                   ---------------------------------------------
                                        Paul Arling
                                   President and Chief Operating Officer