Form 10-Q
period 2000-06-30
UNIVERSAL ELECTRONICS INC
filed 2000-08-14
CIK 101984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (MARK ONE)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                             ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 13,753,299 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at June 30, 2000.

                                ----------------

                                  UNIVERSAL ELECTRONICS INC.


                                            INDEX


                                                                                Page
                                                                                ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                       Consolidated Balance Sheets                                3
                       Consolidated Statements of Operations                      4
                       Consolidated Statements of Cash Flows                      5
                       Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations              8

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                                    14

PART II.          OTHER INFORMATION

Item 2(a).        Changes in Documents Defining Rights of
                  Registered Securities                                          15

Item 4.           Submission of Matters to a Vote of Securities                  15
                  Holders

Item 6.           Exhibits and Reports on Form 8-K                               16

Signature                                                                        17

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share-related data)
                                   (Unaudited)

                                                                                     June 30,      December 31,
                                                                                       2000           1999
                                                                                     --------      -----------
                                             ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 15,670       $ 13,286
  Accounts receivable                                                                  21,886         27,933
  Inventories                                                                          20,225         13,494
  Prepaid expenses and other current assets                                             1,418          1,887
  Deferred income taxes                                                                 4,128          3,906
                                                                                     --------       --------
      Total current assets                                                             63,327         60,506

Equipment, furniture and fixtures, net                                                  3,368          3,697
Goodwill and other intangible assets, net                                               5,705          6,265
Other assets                                                                            1,233          1,662
Deferred income taxes                                                                      --          1,621
                                                                                     --------       --------
      Total assets                                                                   $ 73,633       $ 73,751
                                                                                     ========       ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $  6,298       $  8,824
  Accrued income taxes                                                                    275            794
  Accrued compensation                                                                  1,542          1,928
  Other accrued taxes                                                                     453            831
  Other accrued expenses                                                                2,659          2,623
                                                                                     --------       --------
      Total current liabilities                                                        11,227         15,000

Notes payable                                                                             209            240
                                                                                     --------       --------
       Total liabilities                                                               11,436         15,240

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 624,512 shares                                          --             --
      authorized; none issued or outstanding
  Common stock, $.01 par value, 20,000,000 shares authorized;                             154            153
      15,404,667 and 15,317,304 shares issued at June 30, 2000 and
      December 31, 1999, respectively
  Paid-in capital                                                                      64,933         64,299
  Currency translation adjustment                                                        (396)          (237)
  Retained earnings                                                                     4,266          1,087
  Unamortized value of restricted stock grants                                            (56)           (83)
  Common stock in treasury, 1,651,368 and 1,652,384 shares at June 30, 2000 and
      December 31, 1999                                                                (6,704)        (6,708)

                                                                                     --------       --------
      Total stockholders' equity                                                       62,197         58,511
                                                                                     --------       --------
      Total liabilities and stockholders' equity                                     $ 73,633       $ 73,751
                                                                                     ========       ========


The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                    2000             1999             2000             1999
                                                  ---------------------------       -------------------------
Net sales                                         $ 28,291         $ 22,757         $ 50,955         $ 43,699
Cost of sales                                       16,837           13,590           29,823           26,249
                                                  ---------------------------       -------------------------
Gross profit                                        11,454            9,167           21,132           17,450
Selling, general and administrative
    expenses                                         8,164            7,146           16,304           14,597
                                                  ---------------------------       -------------------------
Operating income                                     3,290            2,021            4,828            2,853

Interest expense (income)                             (302)              (3)            (507)               5
Other expense  (income)                                (42)              (8)             (53)              54
                                                  ---------------------------       -------------------------
Income before income taxes                           3,634            2,032            5,388            2,794
Provision for income taxes                          (1,490)            (833)          (2,209)          (1,145)
                                                  ---------------------------       -------------------------
Net income                                        $  2,144         $  1,199         $  3,179         $  1,649
                                                  ===========================       =========================
Net income per share:
     Basic                                        $   0.16         $   0.09         $   0.23         $   0.13
                                                  ===========================       =========================
     Diluted                                      $   0.14         $   0.08         $   0.21         $   0.12
                                                  ===========================       =========================
Weighted average common stock outstanding:
     Basic                                          13,743           13,262           13,717           13,128
                                                  ===========================       =========================
     Diluted                                        15,066           14,112           15,063           13,766
                                                  ===========================       =========================

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                 -------------------------
                                                                                    2000             1999
                                                                                 --------         --------
Cash provided by operating activities:
  Net income                                                                     $  3,179         $  1,649
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 2,014            1,796
      Provision for doubtful accounts                                                  39              494
      Deferred income taxes                                                         1,399              755
      Other                                                                           207               --
      Changes in operating assets and liabilities:
        Accounts receivable                                                         6,008            3,526
        Inventory                                                                  (6,731)             824
        Prepaid expenses and other assets                                             798             (529)
        Accounts payable and accrued expenses                                      (2,876)            (658)
        Accrued income taxes                                                         (897)             291
                                                                                 --------         --------
    Net cash provided by operating activities                                       3,140            8,148

Cash used for investing activities:
  Acquisition of fixed assets                                                        (986)            (620)
  Payments for businesses acquired                                                     --           (1,550)
  Other                                                                               (39)            (174)
                                                                                 --------         --------
    Net cash used for investing activities                                         (1,025)          (2,344)

Cash used for financing activities:
  Short-term bank borrowing                                                            --           10,810
  Short-term bank payments                                                             --          (15,596)
  Proceeds from stock options exercised                                               459            2,106
  Other                                                                               (31)              --
                                                                                 --------         --------
    Net cash provided by (used for) for financing activities                          428           (2,680)

Effect of exchange rate changes on cash                                              (159)             (67)
                                                                                 --------         --------
Net increase in cash and cash equivalents                                           2,384            3,057

Cash and cash equivalents at beginning of period                                   13,286            1,489
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $ 15,670         $  4,546
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

Inventories

Inventories consist of the following (in thousands):

                              June 30,      December 31,
                                2000           1999
                              -------       -----------
Components                    $ 9,986        $ 5,710
Finished goods                 10,239          7,784
                              -------        -------
     Total inventories        $20,225        $13,494
                              =======        =======

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 2000. The Company is assessing the impact this statement will have on the consolidated financial statements and has not yet adopted the provisions of SFAS No. 133 as of June 30, 2000.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB No. 101A and SAB No. 101B delayed the implementation date of SAB No. 101. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and is effective in the fourth quarter of 2000, as amended. The Company is currently assessing the impact of adoption on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation utilized in the six-month period ended June 30, 2000.

Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the development and marketing of pre-programmed wireless control devices and related products principally for home video and audio entertainment equipment and the subscription broadcast market.

The Company's operations by geographic area in thousands are presented below:

                                Six Months Ended June 30,
                                ------------------------
                                    2000           1999
                                 -------        -------
Net Sales
   United States                 $32,312        $31,891
   United Kingdom                  3,669          2,560
   Germany                         2,815          2,644
   All Other                      12,159          6,604
                                 -------        -------
Total Net Sales                  $50,955        $43,699
                                 =======        =======

                               June 30, 2000   December 31, 1999
                               -------------   -----------------
Identifiable Assets
   United States                 $ 6,547          $ 7,619
   All Other Countries             3,758            4,005
                                 -------          -------
Total Identifiable Assets        $10,305          $11,624
                                 =======          =======

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 2000 versus 1999

Net sales for the second quarter of 2000 increased by $5.5 million, or 24.3%, from $22.8 million in the second quarter of 1999 to $28.3 million. Net sales in the Company's technology lines (subscription broadcasting, OEM and private label) were approximately 77.5% of net sales for the second quarter of 2000 compared to 79.5% for the second quarter of 1999. Net sales from the retail lines (One For All(R) international, Eversafe and direct import) accounted for approximately 22.5% of total second quarter 2000 net sales compared to 20.5% for the corresponding period in 1999.

Net sales in the Company's technology lines for the second quarter of 2000 increased 21.1% to $21.9 million from $18.1 million for the same quarter last year. The increase in technology sales is primarily due to increased demand in U.S. and European OEM markets.

The Company's net sales from its retail lines for the second quarter of 2000 were $6.4 million, an increase of 36.7% from net sales of $4.7 million for the same quarter last year. One For All international revenues (the largest component of the retail business group) increased 41.5% from $4.2 million for the second quarter of 1999 to $6.0 million in second quarter of 2000. This was due to increased demand in the major European countries.

The Company's overall gross profit for the second quarter of 2000 was $11.5 million, or 40.5% of net sales, compared to $9.2 million, or 40.3% of net sales, for the same period last year. The gross margin was slightly higher due to higher margins associated with the introduction of new products to new and existing customers in 2000.

Selling, general and administrative expenses increased $1.1 million, or 14.2% to $8.2 million for the second quarter of 2000 from $7.1 million for the same quarter in 1999. The increase was attributable to increased payroll costs due to additional hiring of personnel associated with technology development and sales and overall increases in payroll and bonus related costs, partially offset by lower bad debt expense and reduced telephone costs.

In the second quarter of 2000, the Company recorded $302,000 of interest income compared to $3,000 interest income (net) in the second quarter of 1999. This difference was a result of the absence of borrowing under the Company's revolving credit agreement during the second quarter of 2000 and interest earned on accumulated cash balances in 2000.

The Company recorded income tax expense of $1.5 million for the second quarter of 2000 compared to $0.8 million for the same quarter of 1999. The increase was due to improved results in 2000. The Company's effective tax rate was 41% in the second quarter of 2000 and the second quarter of 1999.

Six Months 2000 versus 1999

Net sales for the six months ended June 30, 2000 were $51.0 million, an increase of 16.6% over the net sales of $43.7 million for the same period last year. Net income increased to $3.2 million or $0.23 per share (basic) and $0.21 per share (diluted) for the six month period ended June 30, 2000, compared to $1.6 million or $0.13 per share (basic) and $0.12 per share (diluted) for the same period ended June 30, 1999.

Net sales in the Company's technology lines (subscription broadcasting, OEM and private label) for the first half of 2000 increased 18.8% to $39.7 million from $33.4 million for the same period last year due to increased shipments in U.S. and European OEM markets and stronger sales to cable providers.

Net sales from the retail lines (One For All(R) international, Eversafe and direct import) for the first half of 2000 increased 9.6% to $11.3 million from $10.3 million for the same period last year. The increase is attributable to the continued growth in universal remote control business in Europe.

Gross margins for the first six months of 2000 were 41.5% compared to 39.9% for the same period last year. The gross margin was higher due to the higher margins associated with the introduction of new products to new and existing customers during the first half of 2000.

Selling, general and administrative expenses increased to $16.3 million in the first half of 2000, compared to $14.6 million in the first half of 1999. The increase was attributable to increased delivery and freight, depreciation expense, increased payroll costs due to additional hiring of personnel associated with technology development and sales, overall increases in payroll and bonus related costs, and increased professional fees associated with the Company's corporate development activity including evaluation of acquisition candidates, partially offset by lower bad debt expense and reduced telephone costs.

The Company recorded $507,000 of interest income for the first half of 2000 compared to $5,000 of interest expense (net) for the same period in 1999. This difference was a result of the absence of borrowing under the Company's revolving credit agreement during the first half of 2000 and interest earned on accumulated cash balances in 2000.

The Company recorded income tax expense of $2.2 million for the first half of 2000 compared to approximately $1.1 million for the same period of 1999. The increase was due to improved results in 2000. The Company's effective tax rate was constant at 41% for the first half of 2000 and for the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities for the six months ended June 30, 2000 was $3.1 million compared to cash provided by operating activities of $8.1 million for the same period in 1999. The decrease in cash flow from operating activities is principally due to an increase in inventory to replenish reduced levels of safety stock and a reduction of accounts payable, partially offset by a reduction in accounts receivable due to increased collections of higher than normal year end balances during the six months ended June 30, 2000.

On October 23, 1998, the Company entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"). Under the revolving credit agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of June 30, 2000 using the Fixed Rate option as defined in the agreement, which is intended to approximate B of A's cost of funds, plus an applicable margin, was 7.89%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At June 30, 2000, the applicable margin was 1.25 percent. The revolving credit facility, which expires on October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 109,000 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of June 30, 2000, no amounts were outstanding under this credit facility. The Company had no outstanding import letters of credit as of June 30, 2000.

There were no open market purchases of the Company's common stock in 2000 or 1999 under a program announced in 1996. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives. In addition, during the six months ended June 30, 2000, the Company received proceeds of approximately $459,000 from the exercise of stock options granted to the Company's current and former employees, as compared to approximately $2,106,000 during the same period in 1999.

Capital expenditures in the first half of 2000 and 1999 were approximately $986,000 and $620,000, respectively. These expenditures related primarily to the acquisition of product tooling.

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

                                  RISK FACTORS

Forward Looking Statements

The Company cautions that the following important factors, among others (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and as mentioned from time to time in the Company's other reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause or contribute to the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

Dependence on Consumer Preference

The Company is susceptible to fluctuations in its business based upon consumer demand for its products. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to such fluctuations in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for the Company's products. Moreover, the Company cautions that any increases in sales or growth in revenue or increases in its gross margins that it achieves may be transitory and should by no means be construed to mean that such increases or growth will continue.

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

Effects on the Company Due to International Operations

By operating its business in countries outside of the United States, the Company is exposed to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse effect on the Company's international operations, and consequently on the Company's business, operating results and financial condition. While the Company will continue to work toward minimizing any adverse effects of conducting its business abroad, no assurance can be made that the Company will be successful in minimizing any such effects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At June 30, 2000, the Company had no borrowings on its credit line. The interest rate in effect on the credit line using the bank's cost of funds rate as the base as of June 30, 2000 was 7.89%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom, Germany and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, German Marks, and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company had a number of forward exchange contracts outstanding at June 30, 2000 with an aggregate notional value of approximately $8.0 million. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at June 30, 2000, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect.

PART II. OTHER INFORMATION

ITEM 2(a). CHANGES IN DOCUMENTS DEFINING RIGHTS OF REGISTERED SECURITIES

An amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of stock the Company has authority to issue from 21,000,000 shares (consisting of an initial authorization of 1,000,000 shares of Preferred Stock, par value $.01 per share and 20,000,000 shares of Common Stock, par value $.01 per share) to 55,000,000 shares (consisting of 5,000,000 shares of Preferred Stock, par value $.01 per share and 50,000,000 shares of Common Stock, par value $.01 per share) was approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2000. A certificate of amendment was filed with the State of Delaware, Office of the Secretary of State on July 26, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Annual Meeting of Stockholders' was held on June 21, 2000. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company's stockholders.

Proposal One: The election of the Company's Board of Directors

Nominee - Class I Directors                 In Favor     Withheld
---------------------------                ----------   ---------
Paul D. Arling                             12,421,191     483,704
Camille Jayne                              11,421,307   1,483,588

Nominee - Class II Directors
----------------------------
David Beddow                               12,427,641     477,254
Bruce Henderson                            12,429,291     475,604
William C. Mulligan                        12,429,291     475,604
J.C. Sparkman                              12,422,091     482,804



Proposal Two: The approval of the amendment to Universal Electronics Inc.
              Restated Certificate of Incorporation

   In Favor         Opposed      Abstained         Broker Non-Vote
   ----------      ---------     ---------         ---------------
   10,026,384      2,648,671      229,840                 0


Proposal Three: The ratification of the approval of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2000

   In Favor         Opposed      Abstained         Broker Non-Vote
   ----------      ---------     ---------         ---------------
   12,733,848       90,602         80,442                 0

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                                                                                   Page
                                                                                   ----
              (A)            Exhibits
                             11.1  Statements re:  Computation of
                             Per Share Earnings (filed herewith)                    18

              (B)            Reports on Form 8-K

                             There were no reports on Forms 8-K filed during the quarter ended June 30, 2000.

              (C)            Exhibit 27 Financial Data Schedule                     19

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              (Registrant)  Universal Electronics Inc.


Date:  August 14, 2000        \s\ Mark Belzowski
                              ---------------------------------------------
                                  Mark Belzowski
                                  Vice President and Chief Financial Officer