Form 10-Q
period 2000-09-30
UNIVERSAL ELECTRONICS INC
filed 2000-11-14
CIK 101984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                               ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 13,772,474 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at September 30, 2000.

                               ------------------

                           UNIVERSAL ELECTRONICS INC.


                                      INDEX


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets                                3
               Consolidated Statements of Operations                      4
               Consolidated Statements of Cash Flows                      5
               Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8

Item 3.   Quantitative and Qualitative Disclosures about                 14
          Market Risk

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               15

Signature                                                                16

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share-related data)
                                   (Unaudited)

                                                                    September 30,      December 31,
                                                                        2000              1999
                                                                    -------------      ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                           $ 15,567          $ 13,286
  Accounts receivable                                                   29,780            27,933
  Inventories                                                           20,633            13,494
  Prepaid expenses and other current assets                              1,615             1,887
  Deferred income taxes                                                  1,857             3,906
                                                                      --------          --------
     Total current assets                                               69,452            60,506

Equipment, furniture and fixtures, net                                   3,502             3,697
Goodwill and other intangible assets, net                                6,596             6,265
Other assets                                                             1,178             1,662
Deferred income taxes                                                       --             1,621
                                                                      --------          --------
     Total assets                                                     $ 80,728          $ 73,751
                                                                      ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  8,097          $  8,824
  Accrued income taxes                                                     249               794
  Accrued compensation                                                   2,464             1,928
  Other accrued taxes                                                      198               831
  Other accrued expenses                                                 3,799             2,623
                                                                      --------          --------
     Total current liabilities                                          14,807            15,000

  Notes payable                                                            188               240
                                                                      --------          --------
     Total liabilities                                                  14,995            15,240
                                                                      --------          --------

  Preferred stock, $.01 par value, 5,000,000 shares
       authorized; none issued or outstanding                               --                --
  Common stock, $.01 par value, 50,000,000 shares
      authorized; 15,422,081 and 15,317,304 shares issued
      at September 30, 2000 and December 31, 1999,
      respectively                                                         154               153
  Paid-in capital                                                       65,015            64,299
  Currency translation adjustment                                         (593)             (237)
  Retained earnings                                                      7,904             1,087
  Unamortized value of restricted stock grants                             (43)              (83)
  Common stock in treasury, 1,649,607 and 1,652,384 shares at
    September 30, 2000 and December 31, 1999, respectively              (6,704)           (6,708)
                                                                      --------          --------
      Total stockholders' equity                                        65,733            58,511
                                                                      --------          --------
      Total liabilities and stockholders' equity                      $ 80,728          $ 73,751
                                                                      ========          ========



The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                     2000              1999              2000              1999
                                                   --------          --------          --------          --------
Net sales                                          $ 34,979          $ 28,116          $ 85,935          $ 71,814

Cost of sales                                        20,702            16,328            50,525            42,577
                                                   --------          --------          --------          --------
Gross profit                                         14,277            11,788            35,410            29,237

Selling, general and
 administrative expenses                              8,639             7,935            24,944            22,532
                                                   --------          --------          --------          --------
Operating income                                      5,638             3,853            10,466             6,705

Interest income                                        (248)              (47)             (755)              (42)
Other income                                           (280)              (63)             (333)               (9)
                                                   --------          --------          --------          --------

Income before income taxes                            6,166             3,963            11,554             6,756
Provision for income taxes                            2,528             1,625             4,737             2,770
                                                   --------          --------          --------          --------

Net income                                         $  3,638          $  2,338          $  6,817          $  3,986
                                                   ========          ========          ========          ========

Net income per share:
     Basic                                         $    .26          $    .17          $    .50          $    .30
                                                   ========          ========          ========          ========
     Diluted                                       $    .24          $    .16          $    .45          $    .29
                                                   ========          ========          ========          ========
Weighted average common stock outstanding:
     Basic                                           13,759            13,446            13,731            13,228
                                                   ========          ========          ========          ========
     Diluted                                         15,112            14,298            15,079            13,938
                                                   ========          ========          ========          ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                            2000              1999
                                                          --------          --------
Cash provided by operating activities:
  Net income                                              $  6,817          $  3,986
    Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                             3,135             2,766
   Provision for doubtful accounts                              57               706
   Deferred income taxes                                     3,670             2,370
   Other                                                       222                45
   Changes in operating assets and liabilities:
     Accounts receivable                                    (1,904)           (1,493)
     Inventory                                              (6,779)              369
     Prepaid expenses and other assets                         603               413
     Accounts payable and accrued expenses                     985             1,992
     Accrued income taxes                                   (1,178)               33
                                                          --------          --------

   Net cash provided by operating activities                 5,628            11,187

Cash used for investing activities:
  Acquisition of fixed assets                               (1,874)           (1,222)
  Payments for businesses acquired                          (1,461)           (1,550)
  Trademarks and other intangibles                            (146)             (245)
                                                          --------          --------
   Net cash used for investing activities                   (3,481)           (3,017)

Cash provided by (used for) financing activities:
  Short-term bank borrowing                                     --            10,810
  Short-term bank payments                                      --           (15,596)
  Proceeds from stock options exercised                        542             2,414
  Other                                                        (52)               --
                                                          --------          --------
   Net cash provided by (used for) financing
     activities                                                490            (2,372)
Effect of exchange rate changes on cash                       (356)                4
                                                          --------          --------
Net increase in cash and cash equivalents                    2,281             5,802

Cash and cash equivalents at beginning of period            13,286             1,489
                                                          --------          --------
Cash and cash equivalents at end of period                $ 15,567          $  7,291
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

INVENTORIES

Inventories consist of the following (in thousands):

                             September 30,   December 31,
                                 2000           1999
                             -------------   ------------
Components                     $ 8,290         $ 5,710
Finished goods                  12,343           7,784
                               -------         -------
     Total inventories         $20,633         $13,494
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

Net income per share for the quarters and the nine months ended September 30, 2000 and September 30, 1999 are calculated as follows:

                                           Quarter Ended                Nine Months Ended
                                   -----------------------------    -----------------------------
                                   September 30,   September 30,    September 30,   September 30,
                                       2000            1999             2000            1999
                                   -------------   -------------    -------------   -------------
                                                 (in 000's, except per share data)
            BASIC
Net Income                            $ 3,638         $ 2,338         $ 6,817         $ 3,986
                                      =======         =======         =======         =======
Weighted-average common
 shares outstanding                    13,759          13,446          13,731          13,228
                                      -------         -------         -------         -------

Basic earnings per share              $   .26         $   .17         $   .50         $   .30
                                      =======         =======         =======         =======

           DILUTED
Net Income                            $ 3,638         $ 2,338         $ 6,817         $ 3,986
                                      =======         =======         =======         =======
Weighted-average common
 shares outstanding for basic          13,759          13,446          13,731          13,228
Dilutive effect of stock
 options                                1,353             852           1,348             710
                                      -------         -------         -------         -------
Weighted-average common
 shares outstanding on
 a diluted basis                       15,112          14,298          15,079          13,938
                                      -------         -------         -------         -------

Diluted earnings per share            $   .24         $   .16         $   .45         $   .29
                                      =======         =======         =======         =======

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 2000. The Company is assessing the impact this statement will have on the consolidated financial statements and has not yet adopted the provisions of SFAS No. 133 as of September 30, 2000.

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


RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the presentation utilized in the three and nine-month periods ended September 30, 2000.


BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company operates in a single industry segment and is engaged in the development and marketing of pre-programmed wireless control devices and related products principally for home video and audio entertainment equipment and the subscription broadcast market.

The Company's operations and identifiable assets by geographic area in thousands are presented below:

                             Nine Months Ended
                               September 30,
                          -----------------------
                            2000           1999
                          -------         -------
Net Sales
   United States          $54,119         $50,041
   Netherlands             15,717           5,450
   United Kingdom           5,187           5,358
   Germany                  4,215           4,935
   All Other                6,697           6,030
                          -------         -------
Total Net Sales           $85,935         $71,814
                          =======         =======

                               September 30, 2000   December 31, 1999
                               ------------------   -----------------
Identifiable Assets
   United States                     $ 6,493            $ 7,619
   All Other Countries                 4,783              4,005
                                     -------            -------
Total Identifiable Assets            $11,276            $11,624
                                     =======            =======

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 2000 versus 1999

Net sales for the 2000 third quarter were $35.0 million compared to $28.1 million for the same quarter last year. Net sales in the Company's technology lines (subscription broadcasting, OEM and private label) were approximately 82.7% of net sales for the third quarter of 2000 compared to 73.5% for the third quarter of 1999. Net sales from the retail lines (One For All(R) international, Eversafe and direct import) accounted for approximately 17.3% of total third quarter 2000 net sales compared to 26.5% for the corresponding period in 1999.

Net sales in the Company's technology lines for the third quarter of 2000 increased by approximately 40.1% from $20.6 million for the same period last year to $29.0 million in 2000. The increase in technology sales is principally due to increased shipments in U.S. and European digital cable, satellite and OEM lines offset by reduced orders in the private label line.

The Company's net sales for the 2000 third quarter from its retail lines were $6.0 million, a decrease of 19.1% from net sales of $7.5 million in 1999 for the same quarter last year. Direct import revenues increased 61.6% for the third quarter of 2000 from $399,000 to $646,000 due to increased royalties resulting from increased volume as well as product revenues from the introduction of the Company's new Mosaic(TM) touch screen remotes into the direct import market. One For All international revenues, the largest component of the retail line, decreased 22.7% for the third quarter of 2000 from $7.0 million for the 1999 third quarter to $5.4 million in 2000 as a result of reduced orders from retailers in Germany and England.

The Company's overall gross margin for the third quarter of 2000 was 40.8% compared to a gross margin of 41.9% for the same period last year. Changes in product mix and an increase in sales to higher volume customers with related discounts attributed to the decrease in gross margin.

Selling, general and administrative expenses increased 8.9% from the third quarter of 1999 to the third quarter of 2000. In dollars, the Company's selling, general and administrative expenses increased $700,000 during the third quarter of 2000 to $8.6 million from $7.9 million in 1999 principally due to increased delivery and freight costs associated with higher sales volumes.

In the third quarter of 2000, the Company recorded $248,000 of interest income compared to $47,000 for the third quarter of 1999. This increase resulted from interest earned on higher average cash balances.

The Company recorded income tax expense of $2.5 million for the third quarter of 2000 compared to approximately $1.6 million for the same quarter of 1999. The increase was due to improved results in 2000. The Company's effective tax rate was 41% in the third quarter of 2000 and the third quarter of 1999.

Nine Months 2000 versus 1999

Net sales for the nine months ended September 30, 2000 were $85.9 million, an increase of 19.7% over the net sales of $71.8 million for the same period last year. Net income for the first nine months of 2000 was $6.8 million or $0.50 per share (basic) and $0.45 per share (diluted), compared to $4.0 million or $0.30 per share (basic) and $0.29 per share (diluted) for the same period last year.

Net sales in the Company's technology lines (subscription broadcasting, OEM and private label) for the first nine months of 2000 increased 26.9% to $68.6 million from $54.0 million for the same period last year. This is principally due to increased shipments to U.S. and European OEMs and satellite providers and increased sales to U.S. cable service providers.

Net sales from the Company's retail lines (One For All(R) international, Eversafe and direct import) for the first nine months of 2000 decreased 2.4% to $17.3 million from $17.8 million for the same period last year primarily due to decreased shipments of the Eversafe product line as the Company has discontinued the sale of product in this only remaining direct domestic retail line.

Gross margins for the first nine months of 2000 were 41.2% compared to 40.7% for the same period last year primarily due to higher margins associated with the introduction of new products and cost reductions in certain component parts in 2000.

Selling, general and administrative expenses increased to $24.9 million in the first nine months of 2000, compared to $22.5 million in the first nine months of 1999. The increase was attributable to increased delivery and freight expenses associated with increased sales volumes and higher rates, increased payroll costs due to additional hiring of personnel associated with technology development and sales, overall increases in payroll and bonus related costs, and increased professional fees associated with the Company's corporate development activity including evaluation of acquisition candidates, partially offset by reduced bad debt and telephone expenses.

Interest income increased by $713,000 to $755,000 for the first nine months of 2000 from $42,000 for the same period in 1999 due to interest earned on higher accumulated cash balances in 2000.

The Company recorded income tax expense of $4.7 million for the first nine months of 2000 compared to approximately $2.8 million for the same period of 1999. The increase was due to improved results in 2000. The Company's effective tax rate was 41% in the nine-month periods ended September 30, 2000 and September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities was $5.6 million for the nine months ended September 30, 2000 compared to $11.1 million for the same period in 1999. The decrease in cash flow is primarily due to an increase in inventory to replenish stock levels in anticipation of our seasonal peaks coupled with an increase in accounts receivable resulting from the increased level of sales.

On October 23, 1998, the Company entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"), which was amended on September 19, 2000 (the "Agreement"). Under the Agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of September 30, 2000 using the Fixed Rate option as defined in the Agreement, which is intended to approximate B of A's cost of funds, plus an applicable margin, was 7.87%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At September 30, 2000, the applicable margin was 1.25 percent. The revolving credit facility, which expires on October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this Agreement, the Company has acquired approximately 109,000 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of September 30, 2000, no amounts were outstanding under this credit facility. The Company had no outstanding import letters of credit as of September 30, 2000.

There were no open market purchases of the Company's common stock in 2000 or 1999 under a program announced in 1996. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives. In addition, during the nine-months ended September 30, 2000, the Company received proceeds of approximately $542,000 from the exercise of stock options granted to the Company's current and former employees, as compared to approximately $2,414,000 during the same period in 1999.

Capital expenditures in the first nine months of 2000 and 1999 were $1.9 million and $1.2 million, respectively. These expenditures related primarily to acquiring product tooling.

During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in cash in 1998, $800,000 was paid in cash in the first quarter of 1999 and the remaining $500,000 was paid in the fourth quarter of 1999.

Effective July 1, 1999, the Company completed its acquisition of a remote control distributor in Spain for $750,000.

On August 25, 2000, the Company acquired a remote control distributor in France for approximately $ 1.8 million, of which $ 1,461,000 was paid during the third quarter of 2000. The remaining amount will be paid in installments through the end of 2002.

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

Dependence Upon Key Suppliers

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's products, principally its wireless control products, and certain other components used in the Company's products, from three main sources, each of which provide in excess of ten percent (10%) of the Company's microprocessors for use in its products. The Company has developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis.

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

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture all of the Company's wireless controls. The Company's arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, availability of production capacity, political instability and other factors which could have a material adverse effect on the Company's business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because numerous other manufacturers are available to fulfill the Company's requirements, however, the loss of any of the Company's major manufacturers could adversely effect the Company's business until alternative manufacturing arrangements are secured.

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

In addition, the Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by the Company or its competitors, mix of distribution channels through which products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely effected.

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

Dependence on Major Customers

The Company's performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its wireless control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcasting industry. The Company also supplies its products to its wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing the Company's principal foreign markets. In 1999, the Company lost a significant customer in its subscription broadcasting business due to that customer being acquired by a third party. During 1999, the Company had two customers that acquired more than ten percent of the Company's products and the loss of either of these customers or any of the Company's other key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or the inability of the Company to obtain orders or maintain its order volume with its major customers may have an adverse effect on the Company's financial condition or results of operations.

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

                                     OUTLOOK

The Company, throughout 2000 has and will continue to seek ways to increase its customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and its One For All international retail business. In addition, the Company will continue its focus on creating new applications for its proprietary and/or patented technologies in the consumer electronics/OEM market, and computer/internet control markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At September 30, 2000, the Company had no borrowings on its credit line. The interest rate in effect on the credit line using the bank's cost of funds rate as the base as of September 30, 2000 was 7.87%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom, Germany, France and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, German Marks, French Francs and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases. The Company had a number of forward exchange contracts outstanding at September 30, 2000 with an aggregate notional value of approximately $3.1 million. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at September 30, 2000, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



                (A)           Exhibits pursuant to Item 601 of
                              Regulation S-K
                       10.1   First Amendment to Revolving Loan
                              and Security Agreement dated
                              September 19, 2000 by and between
                              Universal Electronics Inc. and Bank
                              of America, N.A.

                       10.2   Form of Executive Officer Employment
                              Agreement dated October 27, 2000 by
                              and between Universal Electronics
                              Inc. and Camille K. Jayne

                       10.3   Form of Nonqualified Stock Option
                              Agreement dated August 24, 2000 by
                              and between Universal Electronics
                              Inc. and Camille K. Jayne

                       10.4   Form of First Amendment to Stock
                              Option Agreement dated October 27,
                              2000 by and between Universal
                              Electronics Inc. and Camille K. Jayne

                       10.5   Form of Executive Officer Employment
                              Agreement dated October 27, 2000 by
                              and between Universal Electronics
                              Inc. and Paul D. Arling

                       27     Financial Data Schedule

                (B)           Reports on Form 8-K

                              There were no reports on Forms 8-K filed during the quarter ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           (Registrant)  Universal Electronics Inc.


Date:    November 14, 2000    /s/  Mark Belzowski
                              ------------------------------------------
                              Mark Belzowski
                              Vice President and Chief Financial Officer