Form 10-K
period 2000-12-31
UNIVERSAL ELECTRONICS INC
filed 2001-03-28
CIK 101984

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    (MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                              OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant on February 28, 2001, determined using the per share closing sale price thereof on the National Market of The NASDAQ Stock Market of $18.875 on that date, was approximately $261,172,000.

        As of February 28, 2001, 13,836,912 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
        Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on June 21, 2001 are incorporated by reference into Part III of this Form 10-K.

        Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2000.

                        Exhibit Index appears on page 46.

                           UNIVERSAL ELECTRONICS INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

     ITEM                                                                              PAGE
    NUMBER                                                                            NUMBER
    ------                                                                            ------
                                     PART I
       1         Business                                                                3

       2         Properties                                                              8

       3         Legal Proceedings                                                       9

       4         Submission of Matters to a Vote of Security Holders                     9

                                     PART II

       5         Market for Registrant's Common Stock and Related                       12
                   Stockholder Matters

       6         Selected Consolidated Financial Data                                   13

       7         Management's Discussion and Analysis of Financial                      14
                   Condition and Results of Operations

      7A         Quantitative and Qualitative Disclosures about Market Risk             23

       8         Financial Statements and Supplementary Data                            24

       9         Changes in and Disagreements with Accountants on                       44
                   Accounting and Financial Disclosure

                                    PART III

      10         Directors and Executive Officers of the Registrant                     44

      11         Executive Compensation                                                 44

      12         Security Ownership of Certain Beneficial Owners                        44
                   and Management

      13         Certain Relationships and Related Transactions                         44

                                     PART IV

      14         Exhibits, Financial Statement Schedule and Reports                     44
                   on Form 8-K

                 Signatures                                                             45

                 Exhibit Index                                                          46

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

Universal develops and markets easy-to-use, preprogrammed universal wireless control devices (i.e. remote controls, wireless keyboards, gaming controls, etc.) and technologies principally for home video and audio entertainment equipment. The Company sells and licenses its wireless control devices and proprietary technologies worldwide to original equipment manufacturers ("OEMs"), private label customers, and companies involved in the cable and satellite (collectively referred to as "subscription broadcasting") industries. The Company also sells its wireless control devices internationally under the One For All(R) brand name. In addition, the Company has licensed certain of its proprietary technology and its One For All brand name to a third party who in turn sells products directly to United States retailers.

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

The Company believes its wireless control products incorporate certain significant technological advantages. First, the Company has compiled an extensive library of over 90,000 infrared codes that cover nearly 100,000 individual device functions and over 1,500 individual consumer electronic equipment brand names. The Company believes its database of infrared codes is larger than any other existing library of infrared codes for the operation of home video and audio devices sold worldwide. The Company's library is regularly updated with new infrared codes used in newly introduced video and audio devices. All such infrared codes are captured from the original manufacturer's remote control devices to ensure the accuracy and integrity of the database. Second, the Company's proprietary software and know-how permit infrared codes to be compressed before being loaded into a Read Only Memory ("ROM"), Random Access Memory ("RAM") or an electronically erasable programmable ROM ("E(2)") chip. This provides significant cost and space efficiencies that enable the Company to include more codes and features in the limited memory space of the chip than are included in similarly priced products of competitors. Third, the Company has developed a patented technology that provides the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. This technology utilizes both RAM and EEPROM ("E(2)") chip technologies.

                                    PRODUCTS

Universal Wireless Controls

The Company's family of products includes universal standard and touch screen remote controls, wireless keyboards, antennas, joysticks and other gaming devices, custom and customizable chips that include the Company's library of codes and proprietary software, and licensing of the Company's library of codes and proprietary software. These products cover a broad spectrum of suggested prices and performance capabilities. The Company sells its customized products to international retailers, consumer electronic accessory suppliers, private label customers, OEMs, cable operators and satellite service providers for resale under their respective brand names. The Company's products are capable of controlling from one to fifteen video and audio devices, including, but not limited to, TVs, VCRs, DVD players, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, and surround sound systems.

Each of the Company's wireless control devices is designed to simplify the use of video and audio devices. To appeal to the mass market, the number of buttons is minimized to include only what the Company believes to be the most popular functions. The Company's universal remotes are also designed for ease of initial set-up. For most of the Company's products, the consumer simply inputs a three or four-digit code for each video or audio device to be controlled. Each remote contains a RAM, a ROM, or a combination of ROM and E(2) chips. The RAM, and the ROM and E(2) combination products allow the remote to be upgraded with additional codes. Another proprietary ease of use feature the Company offers in several of its universal remote controls is the user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.

The Company introduced its first product, the One For All, in 1987. In the international markets, One For All brand name products accounted for 18.8%, 23.7%, and 23.1% of the Company's sales for the years ended December 31, 2000, 1999, and 1998, respectively. The Company discontinued direct retail operations in North America in 1997 (see also discussion at "1997 Restructuring").

Many of the Company's products include its patented and highly proprietary "upgradeability" feature. This feature provides the user with the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. Each of these products utilizes the E(2) chip technology and, as a result of other improvements, also retains memory while changing batteries which eliminates the inconvenience experienced by consumers of having to set up the remote control each time the batteries are changed.

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

                           DISTRIBUTION AND CUSTOMERS

The Company's products are sold to a wide variety of customers in numerous distribution channels. In the United States, the Company principally sells its products and/or licenses its proprietary technology to cable operators, private label customers and consumer electronics accessory manufacturers for resale under their respective brand names. In addition, the Company sells its wireless control products and licenses its proprietary technologies to OEMs for packaging with their products. The Company has also licensed certain of its proprietary technology and its One For All brand name to a third party who in turn sells the products directly to certain domestic retailers. Outside of the United States, the Company sells remotes, other wireless control devices, and certain accessories under the One For All and certain other brand names to retailers and to other customers under private labels through its international subsidiaries and distributors. The Company also sells its products and/or licenses its proprietary technology to OEMs, cable operators and satellite service providers internationally.

For the year ended December 31, 2000, sales to Media One and Philips accounted for approximately 12.8% and 10.9%, respectively, of the Company's net sales for the year. While management considers the Company's relationships with each of its customers to be good, the loss of any one key customer could have a material adverse effect on the Company's results of operations.

Subscription Broadcasting and OEM

The Company provides subscription broadcasters, namely cable operators and satellite service providers both domestically and internationally, with universal wireless control devices, integrated circuits on which the Company's software is embedded, and/or customized software packages to support the increased demand associated with the launch of digital set-top boxes and services.

The Company also sells its universal wireless control devices, integrated circuits on which the Company's software is embedded, and/or customized software packages to OEMs which manufacture cable converters and satellite receivers for resale with their products.

The Company continues to pursue further penetration of the more traditional consumer electronics/OEM markets. Customers in these markets generally package the Company's wireless control devices for resale with their audio and video home entertainment products (i.e. TVs, DVD and CD players, VCRs, personal digital recorders, etc.). The Company also sells customized chips, which include the Company's software and/or customized software packages to these customers. Growth in this line of business has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, the increase in multimedia and interactive internet applications, and the increase in the number of OEMs.

The Company continues to place significant emphasis on expanding its sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. The Company added a cable sales representative for Latin America in 2000 and will add new sales people in the Asian market during the next year. In addition, the Company continues to improve on its development processes to increase cost savings and to provide more timely delivery of its products to its customers.

Private Label

As a supplier of technology to private label customers, the Company is able to achieve greater distribution of its proprietary technology. During 2000, the Company continued to improve product design and planning to better meet the needs of its customers.

International Retail

Throughout 2000, the Company continued its retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, Mexico and selected countries in Asia and Latin America. The Company has seven international subsidiaries, Universal Electronics B.V., established in the Netherlands, One For All GmbH and Ultra Control Consumer Electronics GmbH, both established in Germany, One for All Iberia S.L., established in Spain, One For All Ltd. (UK), established in the United Kingdom, One For All Argentina S.R.L., established in Argentina, and One For All France S.A.S., established in France.

In the first quarter of 1998, the Company acquired substantially all of the remote control business of one of its distributors in the United Kingdom (One For All Ltd. (UK)). In the third quarter of 1999, the Company acquired a remote control distributor in Spain (One For All Iberia S.L.). During the third quarter of 2000, the Company established an office in Argentina (One For All Argentina S.R.L.) and also completed its acquisition of a remote control distributor in France (One For All France S.A.S.). The Company utilizes third party distributors in certain other countries where it does not have subsidiaries.

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

                          CONSUMER SERVICE AND SUPPORT

Throughout 2000, the Company continued its strategy to review its consumer support program and modify its "help line" service such that the majority of calls received are directed through its automated "InterVoice" system. Live agent help is also available through certain programs. The Company continues to review its programs to determine their value in enhancing and improving the sales of the Company's products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added. Our strength is our core technical support expertise in the consumer electronics market. We currently provide and continue to market these services to various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers. Revenues from this service in 2000 were not material to the consolidated financial statements.

                    RAW MATERIALS AND DEPENDENCE ON SUPPLIERS

The Company utilizes third-party manufacturers and suppliers in the Far East, Mexico and the United States to produce its wireless control products. The number of third party manufacturers or suppliers that provided the Company in excess of 10% of the Company's manufacturing services and/or components were three, two, and three for 2000, 1999, and 1998, respectively. In 2000, Philips, Jetta and Samsung exceeded the 10% threshold. In 1999, Philips and Motorola exceeded the 10% threshold. Motorola, Philips and Jetta exceeded the threshold in 1998. As in the past, the Company continues to evaluate alternative and additional third-party manufacturers and sources of supply.

During 2000, the Company continued its program of diversification of suppliers and maintenance of duplicate tooling for certain of its products. The purpose of this program is to allow the Company to stabilize its source for products and negotiate more favorable terms with its suppliers. In addition, the Company generally uses standard parts and components, which are available from multiple sources. The Company continues to seek other sources for integrated circuit chips to reduce the potential for manufacturing and shipping delays and to maintain additional inventory of these component parts as safety stock by purchasing some of its chips from a variety of sources.

                       PATENTS, TRADEMARKS AND COPYRIGHTS

The Company owns a number of United States and international patents relating to its products and technology, has filed applications for other patents that are pending, and has obtained copyright registration for various of its proprietary software and libraries of infrared codes. The lives of the Company's patents range from 7 to 17 years. While the Company follows the practice of obtaining patents or copyright registration on new developments whenever advisable, in certain cases, the Company has elected common law trade secret protection in lieu of obtaining such protection. In the Company's opinion, engineering and production skills and experience are of equal importance to its market position as are patents and copyrights. The Company further believes that none of its business is dependent to any material extent upon any single patent or trade secret, or group of patents or trade secrets. The names of most of the Company's products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging from 10 to 20 years, which terms are renewable as long as the trademarks continue to be used. Management regularly renews those registrations deemed by them to be important to the Company's operations.

                                   SEASONALITY

The majority of the Company's sales are through the international retail, private label, OEM, and subscription broadcasting markets. The Company has generally experienced stronger demand for its products in the third and fourth calendar quarters rather than in the first half of the year as retailers and private label customers purchase products prior to the holiday selling season. Generally, sales to private label customers peak in the third quarter and branded product sales to international retailers peak in the fourth quarter.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 18" for further details regarding the quarterly results of the Company.

                                   COMPETITION

The Company's principal competitors in the international retail and private label markets for universal wireless controls are currently Philips, Thomson and Sony, as well as various manufacturers of wireless controls in Asia. The Company's primary competitors in the OEM market are the original equipment manufacturers themselves and remote control manufacturers in Asia. In the subscription broadcasting business line, the Company competes with various distributors in the United States and several of the larger set-top manufacturers, including Motorola, Inc. and Scientific-Atlanta, Inc. The Company competes in its markets on the basis of product quality, product features, price, and customer and consumer support. The Company believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of the Company's competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that the Company will remain competitive in the future.

                      ENGINEERING, RESEARCH AND DEVELOPMENT

During 2000, the Company's engineering efforts focused on modifying existing products and technology to improve their features and lower their costs, and to develop measures to protect the Company's proprietary technology and general know-how. In an attempt to control costs, the Company is continually improving the efficiency of its activities and systematizing its operations. In addition, the Company continues to regularly update its library of infrared codes to include codes for features and devices newly introduced both in the United States and internationally. The Company also continues to explore ways to improve its software to preprogram more codes into its memory chips and to simplify the upgrading of its wireless control products.

Also during 2000, the Company's research and development efforts continued to focus on the development of new and innovative wireless control devices with enhanced capabilities, as well as new applications of wireless control technology. Work on new applications to be used in combination with interactive digital cable systems, personal computers and the internet continued as the Company increased the number of customers with whom it worked with in this area.

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

The Company's engineering, research and development departments, located in Cypress, California, had approximately 56 full-time employees at December 31, 2000. The Company's expenditures on engineering, research and development in 2000, 1999, and 1998 were $4.5 million, $3.9 million, and $4.0 million, respectively, of which approximately $2.8 million, $2.4 million, and $2.7 million, respectively, was for research and development.

                              ENVIRONMENTAL MATTERS

The Company believes it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During the years ended December 31, 2000, 1999 and 1998, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect the Company's earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon the capital expenditures, earnings or financial condition of the Company.

                                    EMPLOYEES

At December 31, 2000, the Company employed approximately 259 employees, of whom 56 were in engineering, research and development, 58 in sales and marketing, 76 in consumer service and support, 22 in operations and warehousing and 47 in executive and administrative staff. None of the Company's employees is subject to a collective bargaining agreement or is represented by a union. The Company considers its employee relations to be good.

                            INTERNATIONAL OPERATIONS

Financial information relating to the Company's international operations for the years ended December 31, 2000, 1999 and 1998 is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-
Note 15".

                               1997 RESTRUCTURING

In December 1997, the Company announced its decision to discontinue its North American One For All Retail line of business and the domestic retail distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company continues to supply a limited line of remote control products indirectly to several domestic retailers on a direct import basis. The Company closed the Twinsburg, Ohio facility, with the exception of its consumer service phone center, and moved its headquarters to Cypress, California, formerly the site of the Company's Technology Center, during the second quarter of 1998. The pre-tax restructuring charge of $8.4 million taken in the fourth quarter of fiscal year 1997 was composed of severance and employee benefit costs, a write-down of fixed assets to be disposed of to their estimated fair market value, a write-down of intangibles by the amount for which no future benefit existed, a write-off of prepaid advertising and other prepaid assets to their estimated fair market value, certain of the Company's consumer service and support costs, and other costs related to the discontinuation of the North American Retail business. The restructuring was completed during 1998.

ITEM 2. PROPERTIES

The Company's headquarters are located in Cypress, California. The Company utilizes the following office and warehouse facilities:

                                                             Square
      Location                   Purpose or Use               Feet           Status
      --------                   --------------              ------          ------
Twinsburg, Ohio          Consumer and customer call center     8,509    Leased, expires July 17, 2002

Cypress, California      Corporate headquarters,              33,268    Leased, expires December 31, 2002
                         warehouse, engineering, research
                         and development

Enschede, Netherlands    European headquarters                 9,149    Leased, expires August 2002

Enschede, Netherlands    European consumer call center         5,400    Leased, expires September 30, 2002

In addition to the facilities listed above, the Company leases space in various international locations, primarily for use as sales offices. The Company believes it will need to lease additional office space in its Cypress, California location during 2001 to meet the Company's growth needs for the foreseeable future and is currently evaluating its options. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 11" for additional information regarding the Company's obligations under leases.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2000, the Company filed suit against Contec LLC alleging that Contec has infringed certain of the Company's patents (Universal Electronics Inc. v. Contec LLC, Civil Action No. SACV 00-1126 GLT (EEx)). The Company is seeking damages and injunctive relief. Contec has answered the Complaint and has denied infringement.

On November 15, 2000, the Company filed suit against The Thad Group alleging that Thad has infringed certain of the Company's patents (Universal Electronics Inc. v. The Thad Group, Civil Action No. SACV 00-1124 AHS (EEx)). The Company is seeking damages and injunctive relief. The Thad Group has answered the Corporation's Complaint and has denied infringement and asserted that the aforementioned patents are invalid.

On November 15, 2000, the Company filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of the Company's patents (Universal Electronics Inc. v. Universal Remote Control, Inc., Civil Action No. SACV 00- 1125 AHS (EEx)). The Company is seeking damages and injunctive relief. Universal Remote has not yet answered the complaint.

On November 15, 2000. the Company filed suit against U.S. Electronics alleging that U.S. Electronics has infringed certain of the Company's patents (Universal Electronics Inc. v. U.S. Electronics, Civil Action No. SACV 00-1127 DOC (EEx)). The Company is seeking damages and injunctive relief. U.S. Electronics has answered the Complaint in the aforementioned matter and has filed a counterclaim seeking a declaratory judgment of the noninfringement and invalidity of aforementioned patents.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT*

The following table sets forth certain information concerning the executive officers of the Company as of February 28, 2001:

NAME                                 AGE              POSITION
----                                 ---              --------
Camille Jayne                         48      Executive Chairman of the Board

Paul D. Arling                        38      President and Chief Executive Officer

J. Stewart Ames                       42      Senior Vice President

Jerry L. Bardin                       62      Senior Vice President

Mark Z. Belzowski                     42      Vice President, Chief Financial Officer and Treasurer

Paul J.M. Bennett                     45      Senior Vice President, Managing Director, Europe

Richard A. Firehammer, Jr.            43      Senior Vice President, General Counsel and Secretary

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Camille Jayne has been Executive Chairman of the Company since October 2000. Prior to that, she was Chairman of the Company since December 1998 and has been the Company's Chief Executive Officer since August 1998. She was President and Chief Operating Officer of the Company since February 1998. Prior to that, she was President and CEO of The Jayne Group (a consulting firm specializing in the development, introduction and operation of digital cable TV products and services) and a Senior Partner at BHC Consulting (a business management and market research firm). Prior to The Jayne Group and BHC, Ms. Jayne was Senior Vice President in charge of the digital TV business unit at Tele-Communications, Inc (TCI). She holds both a BA and Masters degree from Stanford and an MBA from the University of Michigan.

Paul D. Arling has been President and Chief Executive Officer since October 2000. Prior to that, he was President and Chief Operating Officer of the Company since being rehired by the Company in September 1998. He was the Company's Senior Vice President and Chief Financial Officer from May 1996 until August 1998. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products) with the most recent being Acting Chief Financial Officer. Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.

J. Stewart Ames has been Senior Vice President of Sales, Product Development and Marketing of Universal Electronics Inc., managing the marketing and sales efforts for North America and Japan. Prior to this position at UEI, Ames served as the Company's Vice President of Cable Sales, directing the United States based sales force in selling universal wireless control products to multiple system operators. Before joining UEI in January 1991, Mr. Ames worked for three years as Sales Manager for Calmold, a plastic injection molder in Southern California, managing its sales force and selling injection molding capacity for three factories to a variety of OEM businesses. Prior to Calmold, Mr. Ames held sales and sales management positions at Spirol International, a manufacturer of specialty metal fasteners, assembly equipment and metal stampings, over a period of seven years. Mr. Ames received a BS Degree in Biology from Bates College in Lewiston, Maine.

Jerry L. Bardin has been Senior Vice President of Engineering and Operations since August 1998. Prior to UEI, Mr. Bardin was with Science Applications International Corp. (SAIC), a high technology research and engineering company for 15 years serving in several executive, management and consulting positions. Most recently, as a Senior Systems Engineer, Mr. Bardin was part of a contract consulting team providing engineering and management expertise on several product development and rollout projects as well as business process re-engineering projects. From 1983 to 1994, Mr. Bardin managed the study and development of undersea systems for acoustic propagation and reception at SAIC. Mr. Bardin earned his BS and Master of Science in Electrical Engineering at the University of Texas at Austin.

Mark Z. Belzowski has been the Chief Financial Officer and Treasurer of the Company since January 2000. He has been a Vice President and the Corporate Controller of the Company since May 1998 when he joined the Company. From February 1997 through April 1998, he was a financial management consultant for various companies including a cellular reseller and a local area network switch manufacturer. From September 1994 through January 1997, he was Vice President Controller in the Turner Entertainment Group, a division of Turner Broadcasting Systems, Inc. From September 1988 through August 1994, he served in various capacities at Orion Pictures Corporation with the most recent being Vice President Corporate Controller. Prior to that, Mr. Belzowski was a Senior Auditor with Ernst and Young. He is a certified public accountant in the state of California. Mr. Belzowski obtained a BS degree from California State University at Fullerton.

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

The following table sets forth, for the periods indicated, the high and low reported sale prices for the Company's common stock, as reported on the National Market of The Nasdaq Stock Market:

                                 2000                         1999
                        -----------------------     -----------------------
                           High           Low          High           Low
                        ---------     ---------     ---------     ---------
First Quarter           $ 32.3125     $ 14.7500     $  7.8750     $  5.1250
Second Quarter            27.0000       14.5000       15.2500        6.1875
Third Quarter             25.6250       16.6250       15.6875        9.5938
Fourth Quarter            24.1875       12.8750       24.1250       10.2500

Stockholders of record on February 28, 2001 numbered approximately 1,811.

On December 20, 1999, the Company's Board of Directors authorized a two-for-one split of its common stock effective January 31, 2000, in the form of a 100 percent stock dividend for stockholders of record at the close of business on January 10, 2000. All share and per-share amounts have been restated to give retroactive effect to the stock split.

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

On November 9, 1998, the Company issued a warrant to purchase Company common stock to General Instrument Corporation (subsequently merged with Motorola, Inc. in 2000) as consideration for entering into an exclusive supply agreement with the Company. The warrant is contingent upon General Instrument Corporation purchasing a specified minimum number of units of products from the Company for each of the calendar years 1999, 2000 and 2001. In 2000 and 1999, General Instrument Corporation failed to purchase the minimum requirements for each year. As such, General Instrument Corporation forfeited its right to acquire up to 400,000 shares of Company common stock and may not recoup such forfeited shares through the purchase of products in any subsequent years. Assuming such minimum purchase requirements for 2001 are met, the warrant allows General Instrument Corporation to purchase up to 200,000 shares of Company common stock at an exercise price of $6.3125 per share (both the number of shares and the exercise price have been adjusted due to the stock split previously discussed in this ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS). Registration under the Securities Act of 1933 was not effected with respect to the warrant in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         Year Ended December 31,
                                                -------------------------------------------------------------------------
                                                   2000             1999           1998          1997             1996
                                                   ----             ----           ----          ----             ----
                                                                 (in thousands, except per share data)

Net sales                                       $ 124,740       $ 105,091       $ 96,123       $ 114,338        $ 98,589
Operating income (loss)                         $  18,242       $  12,968       $  9,505       $  (9,289)       $ (4,098)
Net income (loss)                               $  11,601       $   7,740       $  5,638       $  (6,518)       $ (2,295)
Net income (loss) per share:
     Basic                                      $    0.84       $    0.58       $   0.44       $   (0.52)       $  (0.17)
     Diluted                                    $    0.78       $    0.55       $   0.43       $   (0.52)       $  (0.17)
Weighted average common stock outstanding:
     Basic                                         13,743          13,312         12,772          12,564          13,322
     Diluted                                       14,941          14,126         13,200          12,564          13,322
Gross margin                                         41.3%           41.3%          37.7%           27.7%           24.9%
Operating margin (loss)                              14.6%           12.4%           9.9%           (8.1%)          (4.2%)
Selling, general and administrative
  expenses as a % of sales                           26.7%           28.9%          27.8%           26.3%           29.0%
Net income (loss) as a % of sales                     9.3%            7.4%           5.9%           (5.7%)          (2.3%)
Return on average assets                             13.9%           11.5%           9.3%          (10.8%)          (3.5%)
Working capital                                 $  58,323       $  45,506       $ 26,921       $  29,350        $ 36,515
Ratio of current assets to current
  liabilities                                         3.5             4.0            2.7             2.3             4.4
Total assets                                    $  93,766       $  73,751       $ 60,677       $  61,138        $ 59,451
Cash and cash equivalents                       $  20,809       $  13,286       $  1,489       $   1,097        $    510
Long-term debt                                  $     163       $     240             --              --        $  3,183
Stockholders' equity                            $  70,353       $  58,511       $ 44,532       $  38,887        $ 45,627
Book value per share                            $    5.10       $    4.28       $   3.48       $    3.08        $   3.58
Ratio of liabilities to liabilities
  and stockholders' equity                           25.0%           20.7%          26.6%           36.4%           23.3%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of net sales for the periods indicated.

                                                   Year Ended December 31,
                                               ------------------------------
                                               2000        1999          1998
                                               ----        ----          ----
Net sales
    On-going business                         100.0%       100.0%        92.6%
    Discontinued North American Retail
        business                                 --           --          7.4
                                              -----        -----        -----
                                              100.0        100.0        100.0
Cost of sales
    On-going business                          58.7         58.7         54.8
    Discontinued North American Retail
        business                                 --           --          7.5
                                              -----        -----        -----
                                               58.7         58.7         62.3
                                              -----        -----        -----
Gross profit                                   41.3         41.3         37.7
Selling, general and administrative
      expenses                                 26.7         28.9         27.8
                                              -----        -----        -----
Operating income                               14.6         12.4          9.9
Interest expense (income)                      (0.8)        (0.1)         0.5
Other expense (income)                         (0.4)         0.0          0.1
                                              -----        -----        -----
Income before income taxes                     15.8         12.5          9.3
Provision for income taxes                      6.5          5.1          3.4
                                              -----        -----        -----
Net income                                      9.3%         7.4%         5.9%
                                              =====        =====        =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales for the twelve months ended December 31, 2000 were $124.7 million, an increase of 18.7% over the net sales of $105.1 million for the same period last year. Net income for 2000 was $11.6 million or $0.84 per share (basic) and $0.78 per share (diluted), compared to $7.7 million or $0.58 per share (basic) and $0.55 per share (diluted) for the same period last year.

Net sales in the Company's technology lines (subscription broadcasting, OEM and private label) in 2000 increased by $21.5 million, or 27.5%, to $99.7 million from $78.2 million in 1999. Net sales in the Company's technology lines were approximately 79.9% of net sales in 2000 compared to 74.4% in 1999. Sales to subscription broadcasting service providers and OEMs increased by $23.0 million, or 34.2%, from $67.2 million in 1999 to $90.2 million in 2000 principally due to the continued deployment of digital set top boxes by our U.S. cable customers, growth in the European satellite service market and increased demand in the US and European OEM markets. Private label sales decreased by $2.3 million, or 20.5%, from $11.0 million in 1999 to $8.7 million in 2000 due to decreased demand for products in 2000.

Net sales from the continuing retail lines (One For All(R) international retail, Eversafe and direct import) decreased $1.9 million, or 6.9%, from $26.9 million in 1999 to $25.0 million in 2000. Net sales from the continuing retail lines accounted for approximately 20.1% of total 2000 net sales compared to 25.6% in 1999. One For All(R) international retail sales decreased by $1.5 million, or 6.0%, from $24.9 million in 1999 to $23.4 million in 2000 due primarily to reduced orders from major retail customers in England and Germany, and the unfavorable effect of the loss in value of the European currencies against the U.S. dollar. Revenue in the Eversafe line of products decreased by $0.5 million, or 93.8%, from $563,000 in 1999 to $35,000 in 2000 as the Company discontinued the sale of product in this only remaining direct domestic retail line. Direct import sales increased by $0.2 million or 13.0% from $1.4 million in 1999 to $1.6 million in 2000. There were no retail sales from the discontinued North American Retail business line during 2000 and 1999.

Gross profit was $51.6 million in 2000 as compared to $43.4 million in 1999, or 41.3% of net sales in both years.

Selling, general and administrative expenses increased to $33.3 million in 2000, compared to $30.4 million in 1999. As a percentage of net sales, selling, general and administrative expenses improved to 26.7% in 2000 compared to 28.9% in 1999. The increase was attributable to increased delivery and freight expenses, increased payroll and bonus-related costs, and increased professional fees, partially offset by reduced bad debt and telephone expenses. Delivery and freight expenses increased $1.4 million, from $1.5 million in 1999 to $2.9 million in 2000, primarily due to higher sales volumes and increased use of air shipments to meet customer demand. Employee payroll, bonus, and related fringe costs were $14.7 million in 2000 compared to $12.7 million in 1999, an increase of $2.0 million, principally due to additional hiring of personnel in technology development and sales as well as higher management bonuses and employee profit sharing payments based on the Company's stronger performance in 2000. Professional fees primarily associated with the Company's corporate development activity including acquisitions and evaluation of acquisition candidates resulted in an increase of $0.8 million to $1.7 million in 2000 compared to $0.9 million in 1999. The Company recorded income of $0.5 million as an offset to bad debt expense to reflect the settlement and collection of an older U.S. retail receivable, previously fully reserved. Telephone costs decreased by $0.5 million in 2000 compared to 1999 due primarily to rate reductions as a result of increased provider competition and the implementation of more efficient telephone systems and consumer support programs.

Interest income increased by $0.8 million in 2000 to $0.9 million as compared to $0.1 million in 1999, primarily due to interest earned on higher accumulated cash balances in 2000.

Other income increased by $457,000 to $500,000 in 2000 compared to $43,000 in 1999. This increase is primarily attributable to the favorable settlement of foreign currency exchange agreements entered into by the Company to manage its exposure on cash flows arising from the devaluation of the European currencies against the U.S. dollar.

The Company recorded income tax expense of $8.1 million for the year ended 2000 compared to $5.4 million for the same period of 1999. The increase was due to improved results in 2000. The Company's effective tax rate was 41% for the years ended 2000 and 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales for the twelve months ended December 31, 1999 were $105.1 million, an increase of 18.0% over the net sales of $89.0 million for the same period in 1998 (after excluding net sales of $7.1 million related to the Company's discontinued North American Retail business). Net income for 1999 was $7.7 million or $0.58 per share (basic) and $0.55 per share (diluted), compared to $5.6 million or $0.44 per share (basic) and $0.43 per share (diluted) for the same period in 1998.

Net sales in the Company's technology lines (subscription broadcasting, OEM and private label) in 1999 increased by $15.4 million, or 24.5%, to $78.2 million from $62.8 million in 1998. Net sales in the Company's technology lines were approximately 74.4% of net sales in 1999 compared to 65.3% in 1998. Sales to subscription broadcasting providers and OEMs increased by $11.3 million, or 20.3%, from $55.9 million in 1998 to $67.2 million in 1999 driven primarily by increased demand for digital technology and related services, growth in cable and satellite household penetration, the proliferation of home entertainment equipment, and the increase in the number of OEMs. The Company lost a significant customer in early 1999 when that customer was acquired by a third party. Excluding sales to that customer, sales to subscription broadcasting providers and OEMs increased by 43.9% from 1998 to 1999. Private label sales increased by $4.2 million, or 61.8%, from $6.8 million in 1998 to $11.0 million in 1999 due to strong demand for a new line of products introduced in 1999.

Net sales from the continuing retail lines (One For All(R) international retail, Eversafe(R) and direct import) increased $0.7 million, or 2.7%, from $26.2 million in 1998 to $26.9 million in 1999 due to growth in international retail sales offset by reduced sales of Eversafe product and reduced chip sales in the direct import lines. Net sales from the continuing retail lines accounted for approximately 25.6% of total 1999 net sales compared to 27.3% in 1998. One For All(R) international retail sales grew by $2.7 million, or 12.2%, from $22.2 million in 1998 to $24.9 million in 1999 primarily due to increased demand in the larger European countries including Spain and France, as well as increased growth in Australia, New Zealand and South America. Revenue in the Eversafe line of products decreased by $1.3 million, or 69.1%, from $1.8 million for the year ended 1998 to $0.6 million in 1999 as the Company focused less on this remaining domestic direct retail line. Direct import sales decreased by $0.8 million or 35.2% from $2.2 million in 1998 to $1.4 million in 1999, due to higher initial chip sales in 1998 to fill the pipeline. There were no retail sales from the discontinued North American Retail business line during 1999 and none are expected in the future.

Gross margins for the year ended December 31, 1999 were 41.3% compared to 37.7% for the same period in 1998. This increase can be attributed to the sale by the Company of substantially all of its remaining inventory in the discontinued North American Retail business at average selling prices that approximated book value during the first half of 1998. In the Company's continuing product lines, gross margins increased to 41.3% in 1999 compared to 40.8% in 1998. This increase can be attributed to higher margins in the Company's technology product lines due to the introduction of new products in 1999, and cost reductions in certain component parts in late 1998 and throughout 1999.

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

Depreciation and amortization expense increased by $1.0 million in 1999. Depreciation expense increased as a result of the $1.4 million increase in fixed assets with a shorter useful life during 1999. The increase in amortization expense can be attributed to a full year of amortization expense in 1999 on goodwill from acquisitions and non-compete agreements entered into in 1998 compared to a partial year of amortization expense in 1998 on such intangibles as well as additional amortization expense on the goodwill associated with the acquisition of a Spanish distributor in 1999. Telephone costs decreased by $0.4 million in 1999 compared to 1998 due primarily to rate reductions in Europe as a result of increased provider competition, and cost efficiencies from the elimination of unused toll free lines and the implementation of more efficient telephone systems and consumer support programs.

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

The Company recorded income tax expense of $5.4 million for the year ended 1999 compared to $3.3 million for the same period of 1998. The increase was due to increased income in 1999. In 1999, the Company's effective tax rate was 41% compared to an effective tax rate of 37% in 1998. The difference in the 1999 rate as compared to the 1998 rate was primarily due to differences in NOL carryforward limitations in California versus Ohio due to the relocation of the Company's headquarters from Ohio to California and a decrease in the valuation allowance during 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facility. Cash provided by operating activities for 2000 was $11.4 million as compared to cash provided by operating activities during 1999 of $17.5 million and $9.7 million during 1998. The decrease in cash flow from operating activities during 2000 is principally due to increases in accounts receivable and inventory balances at year end due to the increased sales levels.

On October 23, 1998, the Company entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"), which was amended on September 19, 2000 (the "Agreement"). Under the Agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of December 31, 2000 using the Fixed Rate option as defined in the agreement, which is intended to approximate B of A's cost of funds plus an applicable margin, was 7.81%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At December 31, 2000, the applicable margin was 1.25 percent. The revolving credit facility, which expires on October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 109,000 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of December 31, 2000, no amounts were outstanding under this credit facility. The Company had no outstanding import letters of credit as of December 31, 2000.

Open market purchases of the Company's common stock under a program announced in 1996 amounted to zero in 2000 and 1999 and approximately $3.5 million during 1998. The Company holds all of these shares as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives. In addition, during 2000, the Company received proceeds of approximately $0.6 million from the exercise of stock options granted to the Company's current and former employees, as compared to approximately $3.0 million in 1999 and $1.5 million in 1998.

Capital expenditures in 2000, 1999, and 1998 were approximately $2.8 million, $1.4 million and $2.4 million, respectively. Annual capital expenditures relate primarily to acquiring product tooling each year and relocating the Company's headquarters from Twinsburg, Ohio to Cypress, California during 1998.

On August 25, 2000, the Company completed its acquisition of a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000. The remaining amount will be paid in installments through the end of 2002.

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

Historically, the Company's working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2000, the Company had $58.3 million of working capital compared to $45.5 million and $26.9 million at December 31,1999 and 1998, respectively. The increase in working capital is principally due to increases in accumulated cash and cash equivalents and higher accounts receivable balances due from customers at December 31,2000.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2001, however, there can be no assurances that this will occur.

                          NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives that are not hedges must be adjusted to fair value through earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS 133. Adoption of these new accounting pronouncements is not expected to have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB No. 101A and SAB No. 101B delayed the implementation date of SAB No. 101. SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, was adopted in the fourth quarter of 2000. The adoption did not have a material impact on the Company's consolidated financial statements.

                                  RISK FACTORS

Forward Looking Statements

The Company cautions that the following important factors, among others (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K, and as mentioned from time to time in the Company's other reports filed with the Securities and Exchange Commission), could affect the Company's actual results and could cause or contribute to the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of the Company's wireless controls. The Company's arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have a material adverse effect on the Company's business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because numerous other manufacturers are available to fulfill the Company's requirements, however, the loss of any of the Company's major manufacturers could adversely effect the Company's business until alternative manufacturing arrangements are secured.

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

In addition, the introduction of new products that the Company may introduce in the future may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

Dependence on Major Customers

The Company's performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its wireless control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), and companies involved in the subscription broadcasting industry. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing the Company's principal foreign markets. During 2000, the Company had three customers that acquired more than ten percent of the Company's products and the loss of any of these customers or any of the Company's other key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or the inability of the Company to obtain orders or maintain its order volume with its major customers may have an adverse effect on the Company's financial condition or results of operations.

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

Potential for Litigation

As is typical in the Company's industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company or by the Company against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the fourth quarter of 2000, the Company filed lawsuits against four separate companies claiming that each of the four companies is infringing certain of the Company's patents. In these actions, the Company is seeking money damages and injunctive relief. While it is the opinion of management that the Company's products do not infringe any third parties' patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation, including the four matters discussed in this Annual Report on Form 10-K, could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company's financial condition or results of operations.

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

                                     OUTLOOK

The Company's focus in 2001 is to continue to seek ways to increase its customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and its One For All international retail product lines. In addition, the Company will increase its focus on diversifying product lines and creating new applications for its proprietary and/or patented technologies in the consumer electronics/OEM market, and computer/internet control markets.

The Company will also continue in 2001 to control its overall cost of doing business. Management believes that through product design changes and its purchasing efforts, improvements in the Company's gross margins and efficiencies in its selling, general and administrative expenses can be accomplished, although there can be no assurances that there will be any improvements to the Company's gross margin or that the Company will achieve any cost savings through these efforts and if obtained, that any such improvements or savings will be significant or maintained.

In addition, during 2001, management will continue to pursue its overall strategy of seeking out ways to operate all aspects of the Company more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities. The Company cautions, however, that no assurances can be made that any suitable acquisition targets or partnership opportunities will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurances can be made that any such acquisition or partnership will profitably add to the Company's operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At December 31, 2000, the Company had no borrowings on its credit line. The interest rate in effect on the credit line using the bank's cost of funds rate as the base as of December 31, 2000 was 7.81%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, Dutch Guilders, British Pounds, German Marks, French Francs, Argentine Pesos and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates that affect cash flows. The Company had a number of forward exchange contracts outstanding at December 31, 2000 with an aggregate notional value of approximately $5.1 million. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at December 31, 2000, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
Report of Independent Accountants                                             25

Consolidated Balance Sheets at December 31, 2000 and 1999                     26

Consolidated Income Statements  for the years ended December 31, 2000,
1999 and 1998                                                                 27

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2000, 1999 and 1998                                        28

Consolidated Statements of Cash Flows for the years ended December 31,
2000, 1999 and 1998                                                           29

Notes to Consolidated Financial Statements                                    30

Financial Statement Schedule:
     Schedule for the years ended December 31, 2000, 1999 and 1998
        II - Valuation and Qualifying Accounts and Reserves                   43


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Universal Electronics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Orange County, California
January 22, 2001

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                    2000               1999
                                                                ------------       ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                     $ 20,808,716       $ 13,286,219
  Accounts receivable, net                                        38,139,721         27,932,794
  Inventories                                                     18,847,336         13,493,813
  Prepaid expenses and other current assets                        1,111,387          1,887,367
  Deferred income taxes                                            2,665,801          3,906,102
                                                                ------------       ------------
   Total current assets                                           81,572,961         60,506,295

Equipment, furniture and fixtures, net                             3,925,900          3,696,906
Goodwill and other intangible assets, net                          6,898,074          6,264,603
Other assets                                                         726,923          1,661,867
Deferred income taxes                                                642,200          1,621,795
                                                                ------------       ------------
   Total assets                                                 $ 93,766,058       $ 73,751,466
                                                                ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 12,845,860       $  8,824,212
  Accrued income taxes                                             3,617,249            793,902
  Accrued compensation                                             3,036,927          1,928,110
  Other accrued taxes                                                292,709            830,953
  Other accrued expenses                                           3,456,726          2,623,271
                                                                ------------       ------------
   Total current liabilities                                      23,249,471         15,000,448

Notes payable                                                        163,245            239,821
                                                                ------------       ------------
     Total liabilities                                            23,412,716         15,240,269

Commitments and contingencies (note 16)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized; none issued or outstanding                               --                 --

  Common stock, $.01 par value, 50,000,000 shares
   authorized;  15,429,584 and 15,317,304 shares issued at
   December 31, 2000 and 1999, respectively                          154,296            153,173

  Paid-in capital                                                 64,937,078         64,299,603
  Accumulated other comprehensive income                            (705,957)          (236,778)
  Retained earnings                                               12,687,392          1,086,760
  Unamortized value of restricted stock grants                       (29,260)           (83,117)
                                                                ------------       ------------
                                                                  77,043,549         65,219,641
Less cost of common stock in treasury, 1,647,892 and
   1,652,384 shares in 2000 and 1999, respectively                 6,690,207          6,708,444
                                                                ------------       ------------
   Total stockholders' equity                                     70,353,342         58,511,197
                                                                ------------       ------------
   Total liabilities and stockholders' equity                   $ 93,766,058       $ 73,751,466
                                                                ============       ============


The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                                 Year Ended December 31,
                                                  -----------------------------------------------------
                                                       2000                1999                 1998
                                                  -------------       -------------       -------------
Net sales
     On-going business                            $ 124,739,877       $ 105,091,183       $  89,035,707
     Discontinued North American Retail
          business                                           --                  --           7,086,912
                                                  -------------       -------------       -------------
                                                    124,739,877         105,091,183          96,122,619
Cost of sales
     On-going business                               73,167,971          61,714,724          52,717,177
     Discontinued North American Retail
          business                                           --                  --           7,161,912
                                                  -------------       -------------       -------------
                                                     73,167,971          61,714,724          59,879,089
Gross profit                                         51,571,906          43,376,459          36,243,530
Selling, general and administrative expenses         33,330,047          30,408,321          26,738,845
                                                  -------------       -------------       -------------
Operating income                                     18,241,859          12,968,138           9,504,685
Interest expense (income), net                         (920,520)           (107,594)            455,577
Other expense (income), net                            (499,709)            (43,051)            100,355
                                                  -------------       -------------       -------------
Income before income taxes                           19,662,088          13,118,783           8,948,753
Provision for income taxes                            8,061,456           5,378,701           3,311,103
                                                  -------------       -------------       -------------
Net income                                        $  11,600,632       $   7,740,082       $   5,637,650
                                                  =============       =============       =============
Net income per share:
     Basic                                        $        0.84       $        0.58       $        0.44
                                                  =============       =============       =============
     Diluted                                      $        0.78       $        0.55       $        0.43
                                                  =============       =============       =============
Weighted average common stock Outstanding:
     Basic                                           13,742,635          13,311,594          12,772,796
                                                  =============       =============       =============
     Diluted                                         14,941,153          14,126,210          13,199,814
                                                  =============       =============       =============


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             Unamortized
                                                                                    Accumulated    Retained    Value of
                                                    Common Stock in                    Other       Earnings/   Restricted
                           Common Stock Issued          Treasury           Paid in Comprehensive (Accumulated   Stock
                            Shares     Amount     Shares       Amount      Capital     Income     Deficit)     Grants      Totals
                            ------     ------     ------       ------      -------     ------     --------     ------      ------
                          ----------------------------------------------------------------------------------------------------------
Balance at December 31,
  1997                    13,708,820 $ 137,088  (1,084,422) $(3,271,117) $54,385,496 $ (73,261) $(12,290,972)       --  $38,887,234
                          ----------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                        --        --          --           --           --        --     5,637,650        --    5,637,650
Currency translation
  adjustment                      --        --          --           --           --   (48,492)           --        --      (48,492)
                                                                                                                        -----------
  Total comprehensive
    income                        --        --          --           --           --        --            --        --    5,589,158

Additional shares issued
  for employee retirement
  plan                        16,274       163          --           --       88,520        --            --        --       88,683
Issuance of warrant to
  customer                        --        --          --           --    1,006,000        --            --        --    1,006,000
Stock options exercised      559,698     5,597          --           --    1,524,820        --            --        --    1,530,417
Purchase of treasury
  shares                          --        --    (583,600)  (3,492,576)          --        --            --        --   (3,492,576)
Shares issued to
  Directors                       --        --       8,812       27,537       22,332        --            --        --       49,869
Shares issued in
  connection  with
  business acquired          168,422     1,684          --           --      872,005        --            --        --      873,689
                          ----------------------------------------------------------------------------------------------------------
Balance at December 31,
  1998                    14,453,214   144,532  (1,659,210)  (6,736,156)  57,899,173  (121,753)   (6,653,322)       --   44,532,474
                          ----------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                        --        --          --           --           --        --     7,740,082        --    7,740,082
Currency translation
  adjustment                      --        --          --           --           --  (115,025)           --        --     (115,025)
                                                                                                                        -----------
  Total comprehensive
    income                        --        --          --           --           --        --            --        --    7,625,057
Additional shares issued
  for employee retirement
  plan                        20,222       202          --           --      194,719        --            --        --      194,921
Stock options exercised      835,918     8,359          --           --    3,027,862        --            --        --    3,036,221
Shares issued to
  Directors                       --        --       6,826       27,712       23,313        --            --        --       51,025
Restricted stock grants        7,950        80          --           --      107,633        --            -- $(107,713)          --
Amortization of
  restricted stock grants         --        --          --           --           --        --            --    24,596       24,596

Income tax benefit
  related to the exercise
  of non-qualified stock
  options                         --        --          --           --    3,046,903        --            --        --    3,046,903
                          ----------------------------------------------------------------------------------------------------------
Balance at December 31,
  1999                    15,317,304   153,173  (1,652,384)  (6,708,444)  64,299,603  (236,778)    1,086,760   (83,117)  58,511,197
                          ----------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                        --        --          --           --           --        --    11,600,632        --   11,600,632
Currency translation
  adjustment                      --        --          --           --           --  (469,179)           --        --     (469,179)
                                                                                                                        -----------
  Total comprehensive
    income                                                                                                               11,131,453

Additional shares issued
  for employee retirement
  plan                        14,216       142          --           --      293,230        --            --        --      293,372
Stock options exercised       97,864       979          --           --      591,096        --            --        --      592,075
Shares issued to
  Directors                       --        --       4,492       18,237       76,342        --            --        --       94,579
Restricted stock grants          200         2          --           --        4,398        --            --    53,857       58,257
Income tax benefit
  related to the exercise
  of non-qualified stock
  options                         --        --          --           --      477,206        --            --        --      477,206
Adjustment to fair
  value of warrant issued
  to a customer                   --        --          --           --     (804,797)       --            --        --     (804,797)
                          ----------------------------------------------------------------------------------------------------------
Balance at December 31,
  2000                    15,429,584 $ 154,296  (1,647,892) $(6,690,207) $64,937,078 $(705,957) $ 12,687,392 $ (29,260) $70,353,342
                          ----------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                           2000               1999               1998
                                                       ------------       ------------       ------------
Cash provided by operating activities:
  Net income                                           $ 11,600,632       $  7,740,082       $  5,637,650
  Adjustments to reconcile net income to net cash
  provided by operating
  activities:
   Depreciation and amortization                          3,784,586          3,616,267          2,600,514
   Provision for doubtful accounts                          (91,493)         1,504,275            342,661
   Deferred income taxes                                  2,697,102          4,253,354          2,944,948
   Other                                                    446,209            246,914            138,552
   Changes in operating assets and liabilities:
     Accounts receivable                                (10,964,373)        (5,518,015)         2,067,594
     Inventory                                           (4,993,472)         1,340,245          1,805,336
     Prepaid expenses and other assets                      861,258           (369,755)          (841,762)
     Accounts payable and accrued expenses                5,798,588          3,808,594         (1,258,126)
     Accrued restructuring expense                               --                 --         (3,928,933)
     Accrued income and other taxes                       2,300,898            853,731            230,766
                                                       ------------       ------------       ------------
   Net cash provided by operating activities             11,439,935         17,475,692          9,739,200
                                                       ------------       ------------       ------------
Cash used for investing activities:
  Acquisition of fixed assets                            (2,751,440)        (1,441,601)        (2,395,498)
  Sale of building and other assets                              --                 --          1,862,711
  Payments for businesses acquired                       (1,493,926)        (2,050,000)        (3,200,000)
  Acquisition of intangible assets                         (486,737)          (321,447)        (1,153,228)
                                                       ------------       ------------       ------------
   Net cash used for investing activities                (4,732,103)        (3,813,048)        (4,886,015)
                                                       ------------       ------------       ------------
Cash provided by (used for) financing activities:
  Short-term bank borrowing                                      --         10,810,000         49,931,280
  Short-term bank payments                                       --        (15,596,293)       (52,381,753)
  Payments on note payable                                  (60,910)                --                 --
  Proceeds from stock options exercised                     592,075          3,036,221          1,530,417
  Treasury stock purchased                                       --                 --         (3,492,576)
                                                       ------------       ------------       ------------
   Net cash provided by (used for)
   financing activities                                     531,165         (1,750,072)        (4,412,632)
                                                       ------------       ------------       ------------
Effect of exchange rate changes on cash                     283,500           (115,025)           (48,492)
                                                       ------------       ------------       ------------
Net increase in cash and cash equivalents                 7,522,497         11,797,547            392,061
Cash and cash equivalents at beginning of year           13,286,219          1,488,672          1,096,611
                                                       ------------       ------------       ------------
Cash and cash equivalents at end of year               $ 20,808,716       $ 13,286,219       $  1,488,672
                                                       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

Business

Universal Electronics develops and markets easy-to-use, pre-programmed universal wireless control devices and technologies principally for home video and audio entertainment equipment. The Company sells its wireless control products and proprietary technologies to private label customers, original equipment manufacturers ("OEMs"), retail businesses, and companies involved in the subscription broadcasting industry. In December 1997, the Company decided to discontinue its North American One For All Retail business. The Company continues to sell its wireless control products internationally under the One for All(R) brand name. The Company also marketed a line of home automation products under the Eversafe(R) brand name, principally a universal garage door opener.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and significant transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

Product revenues are recognized when title transfers and risks of ownership are passed to the customer. For the majority of the Company's sales, this occurs when products are shipped. The company provides allowances for estimated product returns and for sales promotions and discounts in the same period as the related revenues.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the period. Resulting translation adjustments are recorded in a separate component of stockholders' equity, "Accumulated other comprehensive income."

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

Equipment, Furniture and Fixtures

Fixed assets are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Tooling and equipment are depreciated over two to seven years. Furniture and fixtures are depreciated over five to seven years. Leasehold improvements are amortized over the terms of the related leases. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated on the basis of cost and are amortized on a straight-line basis over the estimated future periods to be benefited. The amortization periods range from five to ten years. Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of undiscounted future cash flows to ensure that they are appropriately valued. At December 31, 2000, 1999, and 1998, accumulated amortization was $3,354,613, $2,098,780, and $962,178, respectively. Amortization expense was $1,262,141 $1,339,799, and $737,497 for the years ended December 31, 2000, 1999, and 1998, respectively.

Income Taxes

Deferred income taxes are provided utilizing an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.

Research and Development

Research and development expenditures are expensed as incurred. Research and development expense was $2,764,000, $2,391,000,and $2,712,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,282,519, $1,263,344, and $1,511,065 for the years ended December 31,2000, 1999, and 1998, respectively.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives that are not hedges must be adjusted to fair value through earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS 133. Adoption of these new accounting pronouncements is not expected to have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB No. 101A and SAB No. 101B delayed the implementation date of SAB No. 101. SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, was adopted in the fourth quarter of 2000. The adoption did not have a material impact on the Company's consolidated financial statements.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation utilized in the year ended December 31, 2000.

NOTE 2 - ACQUISITIONS

On August 25, 2000, the Company completed its acquisition of a remote control distributor in France for approximately $1.8 million, of which $1,494,000 was paid during 2000. The remaining amount will be paid in installments through the end of 2002.

Effective July 1, 1999, the Company completed its acquisition of a remote control distributor in Spain for $750,000 in cash. On September 1, 1998, the Company acquired a domestic remote control company for approximately $2.4 million. The acquisition was funded with $1.5 million in cash and 168,422 shares of the Company's newly issued common stock valued at $874,000. During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in 1998 and the remaining $1.3 million was paid in 1999.

The excess of the aggregate purchase prices for these acquisitions over the fair market value of net assets acquired is recorded as goodwill and is being amortized over periods ranging from five to ten years.

Results of operations for the acquired entities are included in the Company's consolidated income statements from the date of acquisition. Pro forma results for 2000, 1999, and 1998, assuming the acquisitions had occurred at the beginning of each year previous to the acquisition date, would not have been materially different from the Company's historical results for the periods presented.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                               DECEMBER 31,
                                     -------------------------------
                                         2000                1999
                                     ------------       ------------
Accounts receivable, gross           $ 39,819,821       $ 29,812,725
Allowance for doubtful accounts        (1,680,100)        (1,879,931)
                                     ------------       ------------
                                     $ 38,139,721       $ 27,932,794
                                     ============       ============

As of December 31, 2000, 1999 and 1998, accounts receivable for the Company's North American Retail business were $572,000, $678,000 and $2,011,000, respectively. Write-offs in 2000, 1999 and 1998 attributable to the accounts receivable for the Company's North American Retail business were $106,000, $1,226,000, and $1,320,000 respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                             DECEMBER 31,
                    ----------------------------
                       2000              1999
                    -----------      -----------
Components          $10,079,116      $ 5,710,349
Finished goods        8,768,220        7,783,464
                    -----------      -----------
                    $18,847,336      $13,493,813
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


NOTE 5 - EQUIPMENT, FURNITURE AND FIXTURES

Fixed assets consist of the following:

                                        DECEMBER 31,
                              -------------------------------
                                  2000               1999
                              ------------       ------------
Tooling                       $  5,781,477       $  4,564,749
Equipment                        4,703,982          4,214,863
Furniture and fixtures             926,193            762,343
Leasehold improvements           1,115,941            889,140
                              ------------       ------------
                                12,527,593         10,431,095
Accumulated depreciation        (8,601,693)        (6,734,189)
                              ------------       ------------
                              $  3,925,900       $  3,696,906
                              ============       ============

Depreciation expense was $2,522,445, $2,276,468, and $1,863,667 for the years ended December 31, 2000, 1999, and 1998, respectively.


NOTE 6 - REVOLVING CREDIT LINE

On October 23, 1998, the Company entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"), which was amended on September 19, 2000 (the "Agreement"). Under the Agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of December 31, 2000 and 1999 using the Fixed Rate option as defined in the agreement, which is intended to approximate B of A's cost of funds, plus an applicable margin, was 7.81% and 7.08%, respectively. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At December 31, 2000 and 1999, the applicable margin for the Company was 1.25 percent. The revolving credit facility, which expires on October 23, 2001, is secured by a first priority security interest in the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this revolving credit agreement, the company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this agreement, the Company has acquired approximately 109,000 shares of stock which it holds as treasury shares and which are available for reissue by the Company. Amounts available for borrowing under the credit facility are reduced by the outstanding balance of the Company's import letters of credit.

The Company had no amounts outstanding under the revolving credit facility and no import letters of credit outstanding at December 31, 2000 and 1999. Total interest paid was $0, $28,422 and $488,144 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 7 - FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable and accounts payable, as well as obligations under the credit facility described above. The carrying values of these instruments approximate fair value because of their short maturity.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. These contracts are with major financial institutions and the risk of loss due to the financial institutions' nonperformance is considered remote. The gains and losses on these forward contracts are recognized in net income when the underlying foreign currency gain or loss is recognized. The Company had a number of forward exchange contracts outstanding at December 31, 2000 with an aggregate notional value of approximately $5.1 million.

NOTE 8 - STOCKHOLDERS' EQUITY

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

Treasury Stock

During 2000 and 1999, no treasury stock was purchased by the Company. During 1998, 583,600 shares of common stock were purchased by the Company on the open market at an aggregate cost of approximately $3.5 million. These shares are recorded as shares held in treasury at cost. The shares will generally be held by the Company for future use as management and the Board of Directors shall deem appropriate. In addition, some of these shares will be used by the Company to compensate the outside directors of the Company. During 2000, 1999, and 1998, 4,492, 6,826, and 8,812 shares, respectively, were issued to the outside directors.

Warrant Issued to Customer

On November 9, 1998, the Company entered into an exclusive supply agreement with a customer. As a result of this agreement, the Company issued a warrant entitling the customer to purchase up to 600,000 shares of the Company's common stock at $6.3125 per share. In 1999, based on the expected number of shares to be issued, the fair value of this warrant of $1,006,000 was recorded as additional paid in capital of the Company with a corresponding increase in other assets. The fair value of the warrant was determined using the Black-Scholes Model. The following assumptions were used for the warrant: risk-free interest rate of approximately 4.84%; expected volatility of approximately 48.11%; and expected life of five years. During 2000, the value of the warrant was adjusted by approximately $805,000. Subject to achieving the minimum purchase requirements of the warrant, the warrant will vest 50% on January 1, 2003 and the remaining 50% will vest on January 1, 2004. In 2000 and 1999, the customer failed to purchase the minimum requirement for these years and thus, has forfeited its right to acquire up to 400,000 shares of Company common stock and may not recoup such forfeited shares through the purchase of products in a subsequent year.

Stock Split

On December 20, 1999, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend to be distributed on January 31, 2000 to stockholders of record on January 10, 2000. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in capital to common stock. In addition, all references in the financial statements and the notes to the financial statements to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been restated.

Restricted Stock Awards

During the year ended December 31, 1999, a total of 7,950 restricted shares of the Company's common stock were reserved for issuance to certain employees. The restricted shares vest over a two-year period and had a market value of $107,713 at the award date. These awards have been recorded as a separate component of stockholders' equity. The carrying value of the restricted stock grants is being amortized over the two year vesting period. Amortization expense amounted to $53,857 and $24,596 in 2000 and 1999, respectively.

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

The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value on the date of the grant. In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued. The Company adopted the disclosure requirements of this Statement in 1996 and accordingly, had compensation expense been determined consistent with SFAS No. 123, the Company's 2000 net income and basic and diluted earnings per share would have been $9,818,172, $0.71 and $0.66, respectively. The Company's 1999 net income and basic and diluted earnings per share would have been $6,627,088, $0.50 and $0.47, respectively. The Company's 1998 net income and basic and diluted earnings per share would have been $5,080,578, $0.40 and $0.38, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 2000, 1999, and 1998, respectively: risk-free interest rate of approximately 6.18%, 5.56%, and 5.28%; expected volatility of approximately 62.61%, 51.75%, and 45.26%; expected life of five years for 2000, 1999, and 1998; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted in 2000, 1999, and 1998 was $11.35, $9.95, and $4.97.

The following table summarizes the changes in the number of shares of Common Stock under option:

                                       2000                         1999                        1998
                             -------------------------    -------------------------   -------------------------
                             Shares   Weighted-Average    Shares   Weighted-Average   Shares   Weighted-Average
                             (000)    Exercise Price      (000)     Exercise Price     (000)    Exercise Price
Outstanding at beginning
  of year                    2,142            $7.89       1,688            $4.29       1,452            $3.18
Granted                        484            19.93       1,352             9.58         804             5.22
Exercised                     (98)             6.05       (836)             3.63       (560)             2.74
Expired and/or forfeited      (73)             9.41        (62)             4.31         (8)             3.47
                             -----                        -----                        -----
Outstanding at end of
year                         2,455           $10.29       2,142            $7.89       1,688            $4.29
                             =====                        =====                        =====
Options exercisable at
year-end                       749                          181                          788

Significant option groups outstanding at December 31, 2000 and related weighted average price and life information follows:

                                Options Outstanding                            Options Exercisable
                   ----------------------------------------------------   --------------------------------
                      Number        Weighted-Average   Weighted-Average     Number        Weighted-Average
   Range of        Outstanding        Remaining            Exercise        Exercisable        Exercise
Exercise Prices    At 12/31/00      Contractual Life        Price         At 12/31/00         Price
---------------    -----------      ----------------   ----------------   ------------    ----------------
$2.09 to $3.84          87,500              5.88             $2.85          77,875             $2.84
 4.97 to 5.94          588,250              7.37              5.17         294,750              5.17
 6.19 to 12.00       1,293,968              8.48              9.58         376,535              9.32
13.00 to 22.78         485,000              9.57             19.92             250             13.00
                     ---------                                             -------
$2.09 to $22.78      2,454,718              8.34            $10.33         749,410             $7.02
                     =========                                             =======

NOTE 10 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company had annual sales to two customers that individually exceeded 10% of total Company sales in each of the years ended December 31, 2000, 1999, and 1998. The sales to these customers amounted to $15.9 million and $13.6 million in 2000, $12.2 million and $10.8 million in 1999, and $11.8 million and $10.6 million in 1998. Trade receivables with the previously mentioned customers amounted to $7.0 million, $2.1 million, and $5.3 million at December 31, 2000, 1999, and 1998, respectively.

Trade receivables subject the Company to a concentration of credit risk. The risk is limited due to the large number of customers comprising the Company's customer base, the relative size and strength of most of the Company's customers and the Company's performance of ongoing credit evaluations.

The Company utilizes third-party manufacturers in the Far East, Mexico and the United States to produce its wireless control products. The number of third party manufacturers or suppliers that provided the Company in excess of 10% of the Company's wireless control products and/or components were three, two, and three for 2000, 1999, and 1998, respectively. Additionally, the Company currently purchases a significant portion of its integrated circuit chips from two vendors.

NOTE 11 - LEASES

The Company leases office and warehouse space and certain office equipment under operating leases. Rental expense under operating leases was $900,849, $953,475, and $837,976, for the years ended December 31, 2000, 1999, and 1998, respectively.

The following summarizes future minimum non-cancelable operating lease payments at December 31, 2000:

Year ending December 31:            AMOUNT
                                  ----------
      2001                          $747,766
      2002                           572,703
      2003                           119,316
      2004                            16,669
      2005 and beyond                  7,297
                                  ----------
Total lease commitments           $1,463,751
                                  ==========

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. The Company's match was 25% of participants' contributions for the year ended December 31, 1998 and the expense for the year amounted to $123,332. The Company's match was increased from 25% to 50% of participants' contributions effective April 22, 1999 and the expense recorded for the years ended December 31, 2000 and 1999 amounted to $292,388 and $200,236, respectively. The Company's match in 2000, 1999, and 1998 was in the form of newly issued shares of common stock of the Company.

NOTE 13 - INCOME TAXES

In 2000, 1999, and 1998, pretax income was attributed to the following jurisdictions:

                                     YEAR ENDED DECEMBER 31,
                         ---------------------------------------------
                             2000            1999             1998
                         -----------      -----------      -----------
Domestic operations      $19,393,318      $13,032,767      $ 8,210,501
Foreign operations           268,770           86,016          738,252
                         -----------      -----------      -----------
    Total                $19,662,088      $13,118,783      $ 8,948,753
                         ===========      ===========      ===========

The provision for income taxes charged to operations was as follows:

                                     YEAR ENDED DECEMBER 31,
                           ------------------------------------------
                              2000            1999            1998
                           ----------      ----------      ----------
Current tax expense:
  U.S. federal             $4,060,306      $3,458,002      $       --
  State and local           1,687,181         685,003         114,999
  Foreign                      94,073          29,245         251,156
                           ----------      ----------      ----------
   Total current            5,841,560       4,172,250         366,155
                           ----------      ----------      ----------
Deferred tax expense:
  U.S. federal              2,205,254       1,004,848       2,521,779
  State and local              14,642         201,603         423,169
  Foreign                          --              --              --
                           ----------      ----------      ----------
  Total deferred            2,219,896       1,206,451       2,944,948
                           ----------      ----------      ----------
    Total provision        $8,061,456      $5,378,701      $3,311,103
                           ==========      ==========      ==========

The Company made income tax payments of $2,578,766, $726,857 and $75,414 in 2000, 1999 and 1998, respectively.

Net deferred tax assets (liabilities) comprised the following at December 31:

                                        2000              1999             1998
                                    -----------       -----------       -----------
Capitalized packaging costs         $    18,446       $    37,188       $    72,365
Advertising allowance                    12,033            38,935            41,570
Inventory reserves                    1,043,041           660,310           256,441
Allowance for doubtful
   accounts                             609,913           738,390           256,440
Sales return reserve                     60,742            64,882            57,885
Capitalized inventory costs             310,507           218,855           259,983
NOL and credit carry forwards                --         2,983,469         6,278,675
Amortization of intangibles             537,593           421,701           183,825
State Taxes                             321,133            78,106                --
Other                                   433,131           471,457            50,768
                                    -----------       -----------       -----------
Gross deferred tax assets             3,346,539         5,713,293         7,457,952
                                    -----------       -----------       -----------
Depreciation                            (38,538)         (185,396)         (723,604)
                                    -----------       -----------       -----------
Gross deferred tax liabilities          (38,538)         (185,396)         (723,604)
                                    -----------       -----------       -----------
Less valuation allowance                     --                --                --
                                    -----------       -----------       -----------
                                    $ 3,308,001       $ 5,527,897       $ 6,734,348
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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                             2000             1999             1998
                                                          -----------      -----------      -----------
Tax provision at statutory
  U.S. rate                                               $ 6,882,000      $ 4,460,386      $ 3,042,704
Increase (decrease) in tax provision resulting from:
  State and local taxes, net                                1,150,860          782,280          423,169
  Nondeductible items                                          22,777           28,763           28,763
  Reduction in valuation allowance                                 --               --         (174,199)
  Other                                                         5,819          107,272           (9,334)
                                                          -----------      -----------      -----------
Tax provision as above                                    $ 8,061,456      $ 5,378,701      $ 3,311,103
                                                          ===========      ===========      ===========

No income taxes have been provided on the undistributed earnings of foreign subsidiaries as the earnings are expected to be permanently reinvested in the foreign operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company's foreign operations is not practicable.

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            Year Ended
                                            ----------
                                December 31,  December 31, December 31,
                                    2000         1999         1998
                                  -------      -------      -------
            BASIC
Net Income                        $11,601      $ 7,740      $ 5,638
                                  =======      =======      =======
Weighted-average common
  shares outstanding               13,743       13,312       12,773

Basic earnings per share          $  0.84      $  0.58      $  0.44
                                  =======      =======      =======
           DILUTED
Net Income                        $11,601      $ 7,740      $ 5,638
                                  =======      =======      =======
Weighted-average common
  shares outstanding for basic     13,743       13,312       12,773
Dilutive effect of stock
  options and restricted stock      1,198          814          427
                                  -------      -------      -------
Weighted-average common
  shares outstanding on
  a diluted basis                  14,941       14,126       13,200

Diluted earnings per share        $  0.78      $  0.55      $  0.43
                                  =======      =======      =======

NOTE 15 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company operates in a single industry segment and is engaged in the development and marketing of universal wireless controls and related products principally for video and audio entertainment equipment. The Company's customers consist primarily of international retailers, private label customers, original equipment manufacturers and subscription broadcasting operators.

The Company's operations by geographic area are presented below:

                                   2000              1999              1998
                               ------------      ------------      -------------
Net Sales
   United States               $ 82,292,109      $ 70,067,412      $ 70,667,968
   Netherlands                   19,013,186        10,118,979         3,822,568
   United Kingdom                 7,511,173         8,889,076         8,807,684
   Germany                        5,227,083         6,467,420         5,865,240
   All Other                     10,696,326         9,548,296         6,959,159
                               ------------      ------------      -------------
Total Net Sales                $124,739,877      $105,091,183      $ 96,122,619
                               ============      ============      ============

Identifiable Assets
   United States               $  6,590,934      $  7,617,945      $  8,344,489
   All Other Countries            4,959,963         4,005,430         3,801,234
                               ------------      ------------      -------------
Total Identifiable Assets      $ 11,550,897      $ 11,623,375      $ 12,145,723
                               ============      ============      ============

Specific identification was the basis used for attributing revenues from external customers to individual countries. Foreign currency exchange gains (losses) of $512,623, $30,344, and $(97,066) were included in the determination of net income for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows, or financial condition.

NOTE 17 - RESTRUCTURING

In December 1997, the Company announced its decision to discontinue its North American One For All Retail line of business and the domestic retail distribution channel supported by the operations in the Twinsburg, Ohio facility. The Company licensed certain of its proprietary technology and its One For All trademark to a third party overseas manufacturer, to enable them to supply certain domestic retailers with a limited number of remote control products on a direct import basis. The Company closed the Twinsburg, Ohio facility, with the exception of its consumer service phone center, and moved its headquarters to its Technology Center in Cypress, California during the second quarter of 1998. The pre-tax restructuring charge of $8,419,000 taken in the fourth quarter of fiscal year 1997 primarily related to severance and employee benefit costs ($3,260,000), the write-down of fixed assets to be disposed of to their estimated fair market value ($1,738,000), the write-down of intangibles by the amount for which no future benefit existed ($460,000), consumer support and service costs relating to contractual obligations of the Company to provide telephonic support for certain of its products that were discontinued as part of the restructuring ($393,000), write-off of prepaid advertising and other prepaid assets to their estimated fair market value ($2,129,000 and $163,000, respectively), and other costs related to the discontinuation of the North American Retail business ($276,000). The restructuring was completed during 1998.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2000, 1999, and 1998.

                                                                             2000
                                                --------------------------------------------------------------
                                                   MARCH            JUNE          SEPTEMBER         DECEMBER
                                                     31,             30,              30,              31,
                                                -----------      -----------      -----------      -----------
Net Sales                                       $22,664,092      $28,291,338      $34,979,256      $38,805,191
Gross profit                                      9,678,066       11,454,242       14,277,627       16,161,971
Operating income                                  1,536,816        3,290,726        5,638,890        7,775,427
Net income                                      $ 1,034,435      $ 2,144,411      $ 3,638,428      $ 4,783,358
                                                -----------      -----------      -----------      -----------
Net income  per share:
  Basic                                         $      0.08      $      0.16      $      0.26      $      0.35
                                                -----------      -----------      -----------      -----------
  Diluted                                       $      0.07      $      0.14      $      0.24      $      0.33
                                                -----------      -----------      -----------      -----------
Weighted average common stock outstanding:
  Basic                                          13,695,000       13,743,000       13,759,000       13,776,000
                                                -----------      -----------      -----------      -----------
  Diluted                                        15,063,000       15,066,000       15,112,000       14,526,000
                                                -----------      -----------      -----------      -----------

                                                                             1999
                                                --------------------------------------------------------------
                                                   MARCH            JUNE           SEPTEMBER        DECEMBER
                                                    31,              30,              30,               31,
                                                -----------      -----------      -----------      -----------
Net sales                                       $20,941,528      $22,756,972      $28,115,949      $33,276,734
Gross profit                                      8,282,374        9,167,183       11,787,577       14,139,324
Operating income                                    831,221        2,021,426        3,852,979        6,262,512
Net income                                      $   448,763      $ 1,199,413      $ 2,338,057      $ 3,753,849
                                                -----------      -----------      -----------      -----------
Net income  per share:
  Basic                                         $      0.03      $      0.09      $      0.17      $      0.28
                                                -----------      -----------      -----------      -----------
  Diluted                                       $      0.03      $      0.08      $      0.16      $      0.26
                                                -----------      -----------      -----------      -----------
Weighted average common stock outstanding:
  Basic                                          12,997,000       13,262,000       13,446,000       13,537,000
                                                -----------      -----------      -----------      -----------
  Diluted                                        13,402,000       14,112,000       14,299,000       14,667,000
                                                -----------      -----------      -----------      -----------

                                                                          1998
                                              -------------------------------------------------------------
                                                 MARCH           JUNE         SEPTEMBER         DECEMBER
                                                  31,             30,             30,              31,
                                              ------------    ------------    ------------     ------------
Net sales
   On-going business                          $ 18,575,778    $ 22,272,821    $ 23,731,761     $ 24,455,346
   Discontinued North American
       Retail business                           4,356,540       2,446,099         284,274               --
                                              ------------    ------------    ------------     ------------
Gross profit (loss)                             22,932,318      24,718,920      24,016,035       24,455,346
   On-going business                             7,249,639       9,073,208       9,567,461       10,428,222
   Discontinued North American
      Retail business                                   --              --         (75,000)              --
                                              ------------    ------------    ------------     ------------
                                                 7,249,639       9,073,208       9,492,461       10,428,222
Operating income                                   646,875       2,116,671       2,655,658        4,085,481
Net income                                    $    343,903    $  1,313,777    $  1,609,322     $  2,370,648
                                              ------------    ------------    ------------     ------------
Net income  per share:
    Basic                                     $       0.03    $       0.10    $       0.12     $       0.18
                                              ------------    ------------    ------------     ------------
    Diluted                                   $       0.03    $       0.10    $       0.12     $       0.18
                                              ------------    ------------    ------------     ------------
Weighted average common stock outstanding:
    Basic                                       12,676,000      12,732,000      12,876,000       12,836,000
                                              ------------    ------------    ------------     ------------
    Diluted                                     13,300,000      13,446,000      13,384,000       13,162,000
                                              ------------    ------------    ------------     ------------

There were no sales or cost of sales associated with the discontinued North American Retail business in the years ended December 31, 2000 and 1999.

                           UNIVERSAL ELECTRONICS INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                 ADDITIONS
                                   BALANCE AT    CHARGED TO    WRITE-OFFS    BALANCE AT
                                  BEGINNING OF   COSTS AND         AND          END OF
        DESCRIPTION                  PERIOD      EXPENSES      DEDUCTIONS      PERIOD
--------------------------------  ------------   ----------    ----------    ----------
Valuation account for accounts
receivable:

Year Ended December 31, 2000      $1,879,931    $  (91,493)   $  108,338    $1,680,100

Year Ended December 31, 1999      $1,611,468    $1,504,275    $1,235,812    $1,879,931

Year Ended December 31, 1998      $2,950,548    $  342,661    $1,681,741    $1,611,468

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K with respect to the directors of the Company will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

(a)(3) LIST OF EXHIBITS REQUIRED TO BE FILED BY ITEM 601(a) OF THE REGULATION S-K ARE INCLUDED AS EXHIBITS TO THIS REPORT:
            See EXHIBIT INDEX at page 46 to Item 601(a) of this Regulation S-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 28th day of March, 2001.

                           UNIVERSAL ELECTRONICS INC.

                              By:/s/Paul D. Arling
                              --------------------
                                 Paul D. Arling
                      President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of March, 2001, by the following persons in the capacities indicated.

NAME & TITLE                                       SIGNATURE
Paul D. Arling
President, Chief Executive Officer
and Director                                       /s/Paul D. Arling
(Principal Executive Officer)                      -----------------


Camille Jayne
Executive Chairman and Director                    /s/Camille Jayne
                                                   ----------------

Mark Belzowski
Vice President, Chief Financial Officer
and Treasurer                                     /s/Mark Belzowski
(Principal Financial and Accounting Officer)      -----------------


David Beddow                                      /s/David Beddow
Director                                          ---------------


Bruce A. Henderson                                /s/Bruce A. Henderson
Director                                          ---------------------


William C. Mulligan                               /s/William C. Mulligan
Director                                          ----------------------


J. C. Sparkman                                    /s/J.C. Sparkman
Director                                          ----------------

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                                     DOCUMENT DESCRIPTION
  -------         -----------------------------------------------------------------------------
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

    2.2           Contract for Sale of Participations of Unimand Espana, S.L. dated June 30,
                  1999 by and among Universal Electronics, BV and Diffusion Artistique et
                  Musicale D.A.M. S.A. and Mr. Francisco Muro (Incorporated by reference to
                  Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 filed on March 30,2000 (File No. 0-21044)

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

   10.2          Form of Secured Promissory Note by and between Universal Electronics Inc. and certain employees used in connection with loans made to the employee to enable them to make open market  purchases  of shares of Universal
                  Electronics Inc. Common Stock  (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1994 (File No. 0-21044))

   10.3           Form of Stock Pledge Agreement by and between Universal Electronics Inc. and certain employees used in connection with loans made to the employees to enable them to make open market purchases of shares of Universal Electronics
                  Inc. Common Stock (Incorporated by reference to Exhibit 10.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No.
                  0-21044))

   10.4           Loan and Security Agreement dated November 21, 1995 by and between Universal
                  Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit
                  10.20 to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1995 filed on April 1, 1996 (File No. 0-21044))

   10.5           Copy of Promissory Note dated November 21, 1995 by and between Universal
                  Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit
                  10.21 to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1995 filed on April 1, 1996 (File No. 0-21044))

  EXHIBIT
   NUMBER                                     DOCUMENT DESCRIPTION
  -------        ------------------------------------------------------------------------------
   10.6          Commercial Letters of Credit Master Agreement dated November 21, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by
                 reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

   10.7          Intercreditor Agreement dated November 21, 1995 by and between The Provident
                 Bank and Society National Bank and acknowledged and agreed to by Universal
                 Electronics Inc. (Incorporated by reference to Exhibit 10.23 to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1995 filed on April
                 1, 1996 (File No. 0-21044))

   10.8          Lockbox Service Contract dated November 10, 1995 by and between Universal
                 Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit
                 10.24 to the Company's Annual Report on Form 10-K for the year ended December
                 31, 1995 filed on April 1, 1996 (File No. 0-21044))

  *10.9          Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by
                 reference to Exhibit B to the Company's Definitive Proxy Materials for the 1995
                 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1,
                 1995 (File No. 0-21044))

  *10.10         Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan
                 (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File
                 No. 0-21044))

  *10.11         Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock
                 Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1996 filed on March
                 28, 1997 (File No. 0-21044))

   10.12         First Amendment to Loan and Security Agreement dated July 31, 1996 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by
                 reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

  *10.13         Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by
                 reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

  *10.14         Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan
                 (Incorporated by reference to Exhibit 4.6 to the Company's Form S-8
                 Registration Statement filed on March 26, 1997 (File No. 333-23985))

  *10.15         Form of Salary Continuation Agreement by and between Universal Electronics Inc.
                 and certain employees (Incorporated by reference to Exhibit 10.25 to the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

  *10.16         Form of Amendment to Salary Continuation Agreement by and between Universal
                 Electronics Inc. and certain employees (Incorporated by reference to Exhibit
                 10.26 to the Company's Annual Report on Form 10-K for the year ended December
                 31, 1997, filed on March 30, 1998 (File No. 0-21044))


  EXHIBIT
   NUMBER                                     DOCUMENT DESCRIPTION
  -------        -----------------------------------------------------------------------------
   10.17         Second Amendment to Loan and Security Agreement dated January 24, 1997 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by
                 reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

   10.18         Lease dated November 1, 1997 by and between Universal Electronics Inc. and
                 Warland Investments Company (Incorporated by reference to Exhibit 10.28 to the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

   10.19         Letter Agreement in Principal dated March 18, 1998 by and between Universal
                 Electronics Inc. and The Provident Bank further amending that certain Loan and
                 Security Agreement (Incorporated by reference to Exhibit 10.29 to the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

  *10.20         Form of Universal  Electronics Inc. 1998 Stock Incentive Plan (Incorporated
                 by reference to Exhibit A to the Company's Definitive Proxy Materials for
                 the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

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

   10.22         Agreement for Purchase and Sale of Property dated May 29, 1998 by and between
                 Universal Electronics Inc., and Duke Realty Limited Partnership (Incorporated
                 by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.23         Agreement dated August 12, 1998 by and between Universal Electronics Inc., and David M. Gabrielsen (Incorporated by reference to Exhibit 10.26 to the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.24         Stock Acquisition Representations and Covenants Certificate dated September
                 1, 1998 from H & S Management Corp., J.C. Sparkman and Steven Helbig
                 (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File
                 No. 0-21044))

   10.25         Non-Compete Agreement dated September 1, 1998 by and among Universal
                 Electronics Inc., H & S Management Corp., J.C. Sparkman and Steven Helbig
                 (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File
                 No. 0-21044))

   10.26         Consulting Agreement dated September 1, 1998 by and between Universal
                 Electronics Inc. and J.C. Sparkman (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1998 filed on March 31, 1999 (File No. 0-21044))

   10.27         Revolving Loan and Security Agreement dated October 2, 1998 by and between
                 Universal Electronics Inc. and Bank of America National Trust and Savings
                 Association (Incorporated by reference to Exhibit 10.31 to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1998 filed on March
                 31, 1999 (File No. 0-21044))

  EXHIBIT
   NUMBER                                     DOCUMENT DESCRIPTION
  -------         --------------------------------------------------------------
   10.28          Copy of Revolving Note dated October 2, 1998 by and between Universal
                  Electronics Inc. and Bank of America National Trust and Savings Association
                  (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File
                  No. 0-21044))

   10.29          Patent and Trademark Collateral Assignment dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and
                  Savings Association (Incorporated by reference to Exhibit 10.33 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.30          Purchase Agreement dated November 8, 1998 by and between Universal
                  Electronics Inc. and General Instrument Corporation (Incorporated by
                  reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.31          Warrant dated November 9, 1998 by and between Universal Electronics Inc. and
                  General Instrument Corporation (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   10.32          Agreement dated January 30, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal
                  Electronics  Inc. and Euro quality  Assurance  Ltd. And T. Maeizumi
                  (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File
                  No. 0-21044))

   10.33          Agreement dated February 3, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal
                  Electronics Inc., Strand Europe Ltd. and Ashok Suri (Incorporated by
                  reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

   *10.34         Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by
                  reference to Exhibit A to the Company's Definitive Proxy Materials for the
                  1999 Annual Meeting of Stockholders of Universal  Electronics Inc. filed on
                  April 29, 1999 (File No. 0-21044))

   *10.35         Form of Stock Option  Agreement by and between  Universal Electronics Inc.
                  and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive
                  Plan (Incorporated by reference to Exhibit A to the Company's Definitive
                  Proxy  Materials for the 1999 Annual  Meeting of Stockholders of Universal
                  Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

   *10.36         Form of Salary Continuation Agreement by and between Universal Electronics
                  Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

   *10.37         Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective
                  October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

   *10.38         Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan
                  (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File
                  No. 0-21044))

  EXHIBIT
   NUMBER                                     DOCUMENT DESCRIPTION
  -------         ---------------------------------------------------------------
   10.39          First Amendment to Revolving Loan and Security Agreement dated September 19,
                  2000 by and between Universal Electronics Inc. and Bank of America, N.A.
                  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14,
                  2000 (File No. 0-21044))

  *10.40          Executive Officer Employment Agreement dated October 27, 2000 by and between
                  Universal Electronics Inc. and Camille Jayne (Incorporated by reference to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

   *10.41         Nonqualified Stock Option Agreement dated August 24, 2000 by and between
                  Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

   *10.42         Form of First Amendment to Stock Option Agreement dated October 27, 2000 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated
                  by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2000 filed on November 14, 2000 (File No.
                  0-21044))

   *10.43         Executive Officer Employment Agreement dated October 27, 2000 by and between
                  Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to
                  Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

    10.44         Purchase Agreement dated August 25, 2000 by and between
                  Universal Electronics BV, a wholly owned subsidiary of Universal
                  Electronics Inc. and DAM Company (filed herewith)


    21.1          List of Subsidiaries of the Registrant (filed herewith)

    23.1          Consent of PricewaterhouseCoopers LLP (filed herewith)

    24.1          Power of Attorney (filed as part of the signature page hereto)

* Management contract or compensation plan or arrangement identified pursuant to Item 14(c) of the Form 10-K.