Form 10-Q
period 2001-03-31
UNIVERSAL ELECTRONICS INC
filed 2001-05-14
CIK 101984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                              ___________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date -- 13,860,091 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at March 30, 2001.

                           UNIVERSAL ELECTRONICS INC.


                                      INDEX

                                                                           Page
                                                                           ----
PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                      Consolidated Balance Sheets                            3
                      Consolidated Income Statements                         4
                      Consolidated Statements of Cash Flows                  5
                      Notes to Consolidated Financial Statements             6

Item 2.          Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          8

Item 3.          Quantitative and Qualitative Disclosures about             13
                 Market Risk

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                           14

Signature                                                                   15

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           UNIVERSAL ELECTRONICS INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share-related data)
                                   (Unaudited)

                                                        March 31,    December 31,
                                                          2001           2000
                                                        --------     ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                             $ 27,163       $ 20,809
  Accounts receivable                                     27,859         38,140
  Inventories                                             22,270         18,847
  Prepaid expenses and other current assets                1,216          1,111
  Deferred income taxes                                    2,666          2,666
                                                        --------       --------
      Total current assets                                81,174         81,573

Equipment, furniture and fixtures, net                     3,732          3,926
Goodwill and other intangible assets, net                  6,557          6,898
Other assets                                                 722            727
Deferred income taxes                                        642            642
                                                        --------       --------
      Total assets                                      $ 92,827       $ 93,766
                                                        ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 11,962       $ 12,846
  Accrued income taxes                                     2,534          3,617
  Accrued compensation                                     1,594          3,037
  Other accrued taxes                                         47            293
  Other accrued expenses                                   3,288          3,456
                                                        --------       --------
      Total current liabilities                           19,425         23,249
Notes payable                                                149            163
                                                        --------       --------
      Total liabilities                                   19,574         23,412

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none issued or outstanding                    --             --
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 15,506,363 and 15,429,584 shares
    issued at March 31, 2001 and December 31, 2000,
    respectively                                             155            154
  Paid-in capital                                         65,453         64,937
  Accumulated other comprehensive income                    (884)          (706)
  Retained earnings                                       15,229         12,688
  Unamortized value of restricted stock grants               (16)           (29)
  Common stock in treasury, 1,646,272 and
    1,647,892 shares at March 31, 2001 and
    December 31, 2000, respectively                       (6,684)        (6,690)
                                                        --------       --------
      Total stockholders' equity                          73,253         70,354
                                                        --------       --------
      Total liabilities and stockholders' equity        $ 92,827       $ 93,766
                                                        ========       ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
      Net sales                                         $ 31,023       $ 22,664
      Cost of sales                                       17,713         12,986
                                                        --------       --------
      Gross profit                                        13,310          9,678
      Selling, general and administrative expenses         9,307          8,141
                                                        --------       --------
      Operating income                                     4,003          1,537
      Interest income, net                                  (274)          (179)

      Other expense (income), net                             42            (37)
                                                        --------       --------
      Income before income taxes                           4,235          1,753

      Provision for income taxes                           1,694            719
                                                        --------       --------
      Net income                                        $  2,541       $  1,034
                                                        ========       ========

      Net income per share:
           Basic                                        $   0.18       $   0.08
                                                        ========       ========
           Diluted                                      $   0.17       $   0.07
                                                        ========       ========
      Weighted average common stock outstanding:
           Basic                                          13,818         13,695
                                                        ========       ========
           Diluted                                        14,588         15,063
                                                        ========       ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
Cash provided by operating activities:
  Net income                                            $  2,541       $  1,034
    Adjustments to reconcile net income to net
      cash provided by operating activities:               1,051            982
    Depreciation and amortization
    Deferred income taxes                                     --            632
    Other                                                    113            106
    Changes in operating assets and liabilities:
      Accounts receivable                                  9,550          7,339
      Inventory                                           (3,423)        (2,770)
      Prepaid expenses and other assets                     (141)           648
      Accounts payable and accrued expenses               (2,266)        (3,640)
      Accrued income and other taxes                      (1,312)           (53)
                                                        --------       --------

  Net cash provided by operating activities                6,113          4,278

Cash used for investing activities:
  Acquisition of fixed assets                               (509)          (351)
  Payments for businesses acquired                           (33)            --
  Acquisition of intangible assets                            (7)           (18)
                                                        --------       --------
    Net cash used for investing activities                  (549)          (369)

Cash provided by (used for) financing activities:
  Proceeds from stock options exercised                      431            388
  Payments on note payable                                    (4)           (18)
                                                        --------       --------
    Net cash provided by financing activities                427            370

Effect of exchange rate changes on cash                      363             (6)
                                                        --------       --------
Net increase in cash and cash equivalents                  6,354          4,273

Cash and cash equivalents at beginning of period          20,809         13,286
                                                        --------       --------
Cash and cash equivalents at end of period              $ 27,163       $ 17,559
                                                        ========       ========

The accompanying notes are an integral part of these financial statements.

                           UNIVERSAL ELECTRONICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADJUSTMENTS

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

INVENTORIES

Inventories consist of the following (in thousands):

                                                       March 31,   December 31,
                                                          2001         2000
                                                       ---------   ------------
      Components                                        $10,221      $10,079
      Finished goods                                     12,049        8,768
                                                        -------      -------
         Total inventories                              $22,270      $18,847
                                                        =======      =======

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

Earnings per share for the quarters ended March 31, 2001 and 2000 are calculated as follows:

                                                          Quarter Ended
                                              ---------------------------------
                                               March 31, 2001    March 31, 2000
                                              ---------------    --------------
                                              (in 000's, except per share data)
                  BASIC
Net Income                                         $ 2,541         $ 1,034
                                                   =======         =======
Weighted-average common shares
  outstanding                                       13,818          13,695
                                                   -------         -------

Basic earnings per share                           $  0.18         $  0.08
                                                   =======         =======

                 DILUTED
Net Income                                         $ 2,541         $ 1,034
                                                   =======         =======
Weighted-average common shares
  outstanding for basic                             13,818          13,695
Dilutive effect of stock options and
  restricted stock                                     770           1,368
                                                   -------         -------
Weighted-average common shares
  outstanding on a diluted basis                    14,588          15,063
                                                   -------         -------

Diluted earnings per share                         $  0.17         $  0.07
                                                   =======         =======

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives that are not hedges must be adjusted to fair value through earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement
No. 133," which amends the accounting and reporting standards of SFAS 133. The Company's adoption of these new accounting pronouncements in the first quarter of 2001 did not have a material effect on the Company's consolidated financial statements.

ACCOUNTING POLICY FOR DERIVATIVES

The Company enters into foreign currency option-based arrangements, with contract terms normally lasting less than six months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to existing assets denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company operates in a single industry segment and is engaged in the development and marketing of pre-programmed wireless control devices and related products principally for video and audio entertainment equipment. The Company's customers consist primarily of international retailers, private label customers, original equipment manufacturers and subscription broadcasting operators.

The Company's operations and identifiable assets by geographic area in thousands are presented below:

                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                 2001            2000
                                               -------         -------
Net Sales
   United States                               $23,422         $14,328
   Netherlands                                   2,410           3,609
   United Kingdom                                1,349           1,887
   Germany                                         935             903
   All Other                                     2,907           1,937
                                               -------         -------
Total Net Sales                                $31,023         $22,664
                                               =======         =======


                                              March 31,      December 31,
                                                 2001            2000
                                              ---------      ------------
Identifiable Assets
   United States                               $ 6,396         $ 6,591
   All Other Countries                           4,615           4,960
                                               -------         -------
Total Identifiable Assets                      $11,011         $11,551
                                               =======         =======

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the presentation utilized in the three-month period ended March 31, 2001.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company's liability or recovery, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 2001 versus 2000

Net sales for the 2001 first quarter were $31.0 million compared to $22.7 million for the same quarter last year. Net sales of the Company's technology products (subscription broadcasting, OEM and private label) were approximately 81.5% of net sales for the first quarter of 2001 compared to 78.2% for the first quarter of 2000. Net sales from the retail portion (One For All(R) international, Eversafe and direct import) accounted for approximately 18.5% of total first quarter 2001 net sales compared to 21.8% for the corresponding period in 2000.

Net sales of the Company's technology products for the first quarter of 2001 increased by 42.7% to $25.3 million from $17.7 million for the same period last year. The increase in technology sales is principally due to increased sales to cable service providers attributable to strong growth in digital set-top box deployments and increased sales to larger OEMs.

The Company's net sales for the 2001 first quarter from its retail customers were $5.7 million, an increase of 16.1% from net sales of $5.0 million for the same quarter last year. Direct import revenues increased for the first quarter of 2001 from $236,000 to $607,000. One For All international revenues (the largest component of the retail line) increased 9.4% from $4.7 million for the first quarter of 2000 to $5.1 million for the same period in 2001 primarily due to increased sales to customers in France and Argentina.

The Company's overall gross profit margin for the first quarter of 2001 was 42.9% compared to a gross margin of 42.7% for the same period last year. The higher gross margin during the quarter was a result of increased shipment of higher margin products.

Selling, general and administrative expenses increased 14.3% from $8.1 million in the first quarter of 2000 to $9.3 million for the same period in 2001. The increase was primarily attributable to increased payroll and related costs from additional engineering and technology development new hires and increased marketing expenses.

In the first quarter of 2001, the Company recorded $274,000 of interest income compared to $179,000 for the same period last year. This $95,000 increase is primarily due to interest earned on higher accumulated cash balances in 2001.

The Company recorded income tax expense of $1.7 million for the first quarter of 2001 compared to approximately $0.7 million for the same period last year. The increase was due to improved results in 2001 partially offset by a change in the effective tax rate from 41% in the first quarter of 2000 to 40% in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities was $6.1 million for the three months ended March 31, 2001 compared to $4.3 million for the same period in 2000. The increase in cash flow is primarily due to improved operating results and a reduction in accounts receivable resulting from increased collections during the quarter ended March 31, 2001.

On October 23, 1998, the Company entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association ("B of A"), which was amended on September 19, 2000 (the "Agreement"). Under the Agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of March 31, 2001 using the Fixed Rate option as defined in the Agreement, which is intended to approximate B of A's cost of funds, plus an applicable margin, was 6.33%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company's net income before interest, taxes, depreciation and amortization. At March 31, 2001, the applicable margin was 1.25 percent. The revolving credit facility, which expires on October 23, 2001, is collateralized by the Company's cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. It is management's intention to extend the revolving credit facility beyond its current maturity. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, the Company's ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this Agreement, the Company has acquired approximately 109,000 shares of stock, at a cost of approximately $564,500, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company's import letters of credit. As of March 31, 2001, no amounts were outstanding under this credit facility. The Company had no outstanding import letters of credit as of March 31, 2001.

There were no open market purchases of the Company's common stock in 2001 or 2000 under a program announced in 1996. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives. In addition, during the three months ended March 31, 2001, the Company received proceeds of approximately $431,000 from the exercise of stock options granted to the Company's current and former employees, as compared to approximately $388,000 during the same period in 2000.

Capital expenditures in the first nine months of 2001 and 2000 were $509,000 and $351,000, respectively. These expenditures related primarily to the acquisition of product tooling.

On August 25, 2000, the Company acquired a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, approximately $33,000 was paid during the first quarter of 2001 and the remaining amount will be paid in installments through the end of 2002.

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

Potential Fluctuations in Quarterly Results

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations and the loss or acquisition of any significant customers. Historically the Company's business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, the growth in our subscription broadcasting and OEM lines has outpaced the growth in our retail lines and consequently, the retail seasonality has and will continue to have much less of an effect on our revenue. However, factors such as quarterly variations in financial results could adversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company
(i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

In addition, the introduction of new products, which the Company may introduce in the future, may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

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

Potential for Litigation

As is typical in the Company's industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company or by the Company against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the fourth quarter of 2000, the Company filed lawsuits against four separate companies claiming that each of the four companies is infringing certain of the Company's patents. In these actions, the Company is seeking money damages and injunctive relief. While it is the opinion of management that the Company's products do not infringe any third parties' patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation, including the four matters discussed in this Quarterly Report on Form 10-Q, could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company's financial condition or results of operations.

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products due to, among other things, some of the Company's customers canceling or delaying their purchases of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, such conditions could have an adverse effect on the Company's business.

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

                                     OUTLOOK

The Company's focus in 2001 is to continue to seek ways to increase its customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and its One For All international retail product lines. In addition, the Company will increase its focus on diversifying product lines and creating new applications for its proprietary and/or patented technologies in the consumer electronics/OEM market, and computer/internet/home control markets.

The Company will also continue in 2001 to control its overall cost of doing business. Management believes that through product design changes and its purchasing efforts, improvements in the Company's gross margins and efficiencies in its selling, general and administrative expenses can be accomplished, although there can be no assurances that there will be any improvements to the Company's gross margin or that the Company will achieve any cost savings through these efforts and, if obtained, that any such improvements or savings will be significant or maintained.

In addition, during 2001, management will continue to pursue its overall strategy of seeking out ways to operate all aspects of the Company more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities and the divestiture of portions of the Company's business or assets. The Company cautions, however, that no assurances can be made that any suitable acquisition targets or partnership opportunities or divestitures will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurances can be made that any such transaction will profitably add to the Company's operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company's revolving credit agreement with its bank is variable and generally based on either the bank's cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At March 31, 2001, the Company had no borrowings on its credit line. The interest rate in effect on the credit line using the bank's cost of funds rate as the base as of March 31, 2001 was 6.33%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, Dutch Guilders, British Pounds, German Marks, French Francs, Argentine Pesos and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates that affect cash flows. The Company had no forward exchange contracts outstanding at March 31, 2001. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at March 31, 2001, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A)       Exhibits pursuant to Item 601 of Regulation S-K
                    None.


          (B)       Reports on Form 8-K
                    There were no reports on Forms 8-K filed during the quarter ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         (Registrant) Universal Electronics Inc.


Date: May 14, 2001                       \s\  Mark Belzowski
                                         --------------------------------------
                                              Mark Belzowski
                                              Vice President, Chief Financial
                                              Officer and Treasurer