Form 10-Q
period 2001-06-30
UNIVERSAL ELECTRONICS INC
filed 2001-08-13
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-21044

UNIVERSAL ELECTRONICS INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0204817 (I.R.S. Employer Identification No.)

6101 Gateway Drive Cypress, California (Address of principal executive offices)	90630 (Zip Code)

Registrant’s telephone number, including area code: (714) 820-1000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date — 14,007,971 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at June 30, 2001.

UNIVERSAL ELECTRONICS INC.

Item 1.  Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$27,777	$20,809

Accounts receivable	27,862	38,140

Inventories	20,964	18,847

Prepaid expenses and other current assets	1,298	1,111

Deferred income taxes	2,666	2,666

Total current assets	80,567	81,573

Equipment, furniture and fixtures, net	4,254	3,926

Goodwill and other intangible assets, net	6,222	6,898

Other assets	719	727

Deferred income taxes	642	642

Total assets	$92,404	$93,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$9,332	$12,846

Accrued income taxes	2,228	3,617

Accrued compensation	1,469	3,037

Other accrued expenses	2,886	3,749

Total current liabilities	15,915	23,249

Notes payable	124	163

Total liabilities	16,039	23,412

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—

Common stock, $.01 par value, 50,000,000 shares authorized; 15,652,727 and 15,429,584 shares issued at June 30, 2001 and December 31, 2000, respectively	157	154

Paid-in capital	66,369	64,937

Accumulated other comprehensive loss	(1,027)	(706)

Retained earnings	17,546	12,688

Unamortized value of restricted stock grants	(3)	(29)

Common stock in treasury, 1,644,756 and 1,647,892 shares at June 30, 2001 and December 31, 2000, respectively	(6,677)	(6,690)

Total stockholders’ equity	76,365	70,354

Total liabilities and stockholders’ equity	$92,404	$93,766

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net sales	$29,107	$28,291	$60,130	$50,955

Cost of sales	16,974	16,837	34,687	29,823

Gross profit	12,133	11,454	25,443	21,132

Selling, general and administrative expenses	8,438	8,164	17,745	16,304

Operating income	3,695	3,290	7,698	4,828

Interest income, net	(334)	(302)	(608)	(507)

Other expense (income), net	168	(42)	210	(53)

Income before income taxes	3,861	3,634	8,096	5,388

Provision for income taxes	1,544	1,490	3,238	2,209

Net income	$2,317	$2,144	$4,858	$3,179

Earnings per share:

Basic	$0.17	$0.16	$0.35	$0.23

Diluted	$0.16	$0.14	$0.33	$0.21

Weighted average common and common equivalent shares outstanding:

Basic	13,926	13,743	13,872	13,717

Diluted	14,705	15,066	14,646	15,063

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash provided by operating activities:

Net income	$4,858	$3,179

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,108	2,014

Deferred income taxes	—	1,399

Other	249	246

Changes in operating assets and liabilities:

Accounts receivable	9,059	6,008

Inventory	(2,117)	(6,731)

Prepaid expenses and other assets	(231)	798

Accounts payable and accrued expenses	(5,643)	(2,876)

Accrued income taxes	(1,361)	(897)

Net cash provided by operating activities	6,922	3,140

Cash used for investing activities:

Acquisition of fixed assets	(1,708)	(986)

Payments for businesses acquired	(66)	—

Other	(52)	(39)

Net cash used for investing activities	(1,826)	(1,025)

Cash provided by financing activities:

Proceeds from stock options exercised	1,224	459

Other	(25)	(31)

Net cash provided by financing activities	1,199	428

Effect of exchange rate changes on cash	673	(159)

Net increase in cash and cash equivalents	6,968	2,384

Cash and cash equivalents at beginning of period	20,809	13,286

Cash and cash equivalents at end of period	$27,777	$15,670

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2000 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Components	$10,982	$10,079

Finished goods	9,982	8,768

Total inventories	$20,964	$18,847

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

     Earnings per share for the three and six months ended June 30, 2001 and 2000 are calculated as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

	(in 000's, except per share data)
BASIC

Net Income	$2,317	$2,144	$4,858	$3,179

Weighted-average common shares outstanding	13,926	13,743	13,872	13,717

Basic earnings per share	$0.17	$0.16	$0.35	$0.23

DILUTED

Net Income	$2,317	$2,144	$4,858	$3,179

Weighted-average common shares outstanding for basic	13,926	13,743	13,872	13,717
Dilutive effect of stock options and restricted stock	779	1,323	774	1,346

Weighted-average common shares outstanding on a diluted basis	14,705	15,066	14,646	15,063

Diluted earnings per share	$0.16	$0.14	$0.33	$0.21

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives that are not hedges must be adjusted to fair value through earnings. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133,” which amends the accounting and reporting standards of SFAS 133. The Company’s adoption of these new accounting pronouncements in the first quarter of 2001 did not have a material effect on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. Except for business combinations initiated after June 30, 2001, the Company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. The Company is currently evaluating the impact of these pronouncements on the consolidated financial statements.

Accounting Policy for Derivatives

The Company enters into foreign currency option-based arrangements, with contract terms normally lasting less than six months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to existing assets denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings. The Company had no foreign exchange contracts outstanding at June 30, 2001.

Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the development and marketing of pre-programmed wireless control devices and related products principally for video and audio entertainment equipment. The Company’s customers consist primarily of international retailers, private label customers, original equipment manufacturers and subscription broadcasting operators.

The Company’s operations and identifiable assets by geographic area in thousands are presented below:

	Six Months Ended June 30,

	2001	2000

Net Sales

United States	$44,457	$32,312

Netherlands	5,172	7,947

United Kingdom	3,382	3,669

Germany	1,423	2,815

All Other	5,696	4,212

Total Net Sales	$60,130	$50,955

	June 30, 2001	December 31, 2000

Identifiable Assets

United States	$6,590	$6,591

All Other Countries	4,605	4,960

Total Identifiable Assets	$11,195	$11,551

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Commitments and Contingent Liabilities

The Company is a party to lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows or financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter 2001 versus 2000

Net sales for the 2001 second quarter were $29.1 million compared to $28.3 million for the same quarter last year. Net sales in the Company’s technology lines (subscription broadcasting, OEM and private label) were approximately 80.2% of net sales for the second quarter of 2001 compared to 77.5% for the second quarter of 2000. Net sales from the retail lines (One For All® international, Eversafe and direct import) accounted for approximately 19.8% of total second quarter 2001 net sales compared to 22.5% for the corresponding period in 2000.

Net sales in the Company’s technology lines for the second quarter of 2001 increased approximately 6.4% from $21.9 million for the same period last year to $23.3 million in 2001. The increase in technology sales is principally due to increased shipments in U.S. digital cable and OEM lines offset by reduced orders in the private label line.

The Company’s net sales for the 2001 second quarter from its retail lines were $5.8 million, a decrease of 9.3% from net sales of $6.4 million for the same quarter last year. Direct import revenues increased 30.0% for the second quarter of 2001 from $371,000 to $482,000 due to increased royalties from greater U.S. demand for standard remotes as well as product revenues from the introduction of the Company’s new Mosaic™ touch screen remotes into the direct import market. One For All international revenues, the largest component of the retail line, decreased 11.8% for the second quarter of 2001 from $6.0 million for the 2000 second quarter to $5.3 million in 2001 as a result of reduced orders from retailers in Germany.

The Company’s overall gross margin for the second quarter of 2001 was 41.7% compared to a gross margin of 40.5% for the same period last year primarily due to a more favorable product mix of higher margin items in the cable and retail product lines.

Selling, general and administrative expenses increased 3.4% during the second quarter of 2001 to $8.4 million from $8.2 million during the same period in 2000 principally due to increased payroll costs for the hiring of additional engineering and technology development personnel.

In the second quarter of 2001, the Company recorded $334,000 of interest income compared to $302,000 for the second quarter of 2000. This increase resulted from interest earned on higher average cash balances.

The Company recorded income tax expense of $1,544,000 for the second quarter of 2001 compared to approximately $1,490,000 for the same quarter of 2000. The slight increase was due to improved results in 2001, partially offset by a reduction in the Company’s effective tax rate from 41% in the second quarter of 2000 to 40% in the second quarter of 2001.

Six Months 2001 versus 2000

Net sales for the six months ended June 30, 2001 were $60.1 million, an increase of 18.0% over the net sales of $51.0 million for the same period last year. Net income for the first six months of 2001 was $4.9 million or $0.35 per share (basic) and $0.33 per share (diluted), compared to $3.2 million or $0.23 per share (basic) and $0.21 per share (diluted) for the same period last year.

Net sales in the Company’s technology lines (subscription broadcasting, OEM and private label) for the first six months of 2001 increased 22.6% to $48.6 million from $39.7 million for the same period last year. This was principally due to increased shipments to U.S. digital cable and OEM customers.

Net sales from the Company’s retail lines (One For All® international, Eversafe and direct import) for the first six months of 2001 increased 1.8% to $11.5 million from $11.3 million for the same period last year primarily due to an increase in direct import royalties.

Gross margins for the first six months of 2001 were 42.3% compared to 41.5% for the same period last year primarily due to a more favorable product mix of higher margin items.

Selling, general and administrative expenses increased to $17.7 million in the first six months of 2001, compared to $16.3 million in the first six months of 2000. The increase was attributable to increased advertising, delivery and freight expenses associated with increased sales volumes, and payroll costs due to hiring of additional technology development and sales personnel, partially offset by reduced professional services.

Interest income increased by $101,000 to $608,000 for the first six months of 2001 from $507,000 for the same period in 2000 due to interest earned on higher accumulated cash balances in 2001.

The Company recorded income tax expense of $3.2 million for the first six months of 2001 compared to approximately $2.2 million for the same period of 2000. The increase was due to improved results in 2001, partially offset by a change in the Company’s effective tax rate from 41% in the six-month period ended June 30, 2000 to 40% for the same period ended June 30, 2001.

Liquidity and Capital Resources

The Company’s principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities was $6.9 million for the six months ended June 30, 2001 compared to $3.1 million for the same period in 2000. The increase in cash flow is primarily due to a reduction in accounts receivable resulting from increased collections and a lower increase in inventory levels as compared to the first half of 2000.

On October 23, 1998, the Company entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association (“B of A”), which was amended on September 19, 2000 (the “Agreement”). Under the Agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of June 30, 2001 using the Fixed Rate option as defined in the Agreement, which is intended to approximate B of A’s cost of funds, plus an applicable margin, was 5.12%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company’s net income before interest, taxes, depreciation and amortization. At June 30, 2001, the applicable margin was 1.25 percent. The revolving credit facility, which expires on October 23, 2001, is collateralized by the Company’s cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. It is management’s intention to extend the revolving credit facility beyond its current maturity. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, the Company’s ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this Agreement the Company has acquired approximately 251,400 shares of stock, at a cost of approximately $2,707,577, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company’s import letters of credit. As of June 30, 2001, no amounts were outstanding under this credit facility. The Company had no outstanding import letters of credit as of June 30, 2001.

From July 1, 2001 through August 13, 2001, 142,400 shares of common stock were purchased by the Company on the open market at a cost of $2,143,077. There were no open market purchases of the Company’s common stock in 2000. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives.

During the six months ended June 30, 2001, the Company received proceeds of approximately $1,224,000 from the exercise of stock options granted to the Company’s current and former employees, as compared to approximately $459,000 during the same period in 2000.

Capital expenditures in the first six months of 2001 and 2000 were $1,708,000 and $986,000, respectively. These expenditures related primarily to the acquisition of product tooling.

On August 25, 2000, the Company acquired a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, approximately $66,000 was paid during the first six months of 2001 and the remaining amount will be paid in installments through the end of 2002.

It is the Company’s policy to carefully monitor the state of its business, cash requirements and capital structure. The Company believes that funds generated from operations and available from its borrowing capacity will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2001, however, there can be no assurances that this will occur.

RISK FACTORS

Forward Looking Statements

The Company cautions that the following important factors, among others (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and as mentioned from time to time in the Company’s other reports filed with the Securities and Exchange Commission), could affect the Company’s actual results and could cause or contribute to the Company’s actual consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While management believes that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including continued acceptance of the Company’s technology and products, the impact of competitive pressures, including products and pricing, locating and finalizing acceptable acquisition targets and/or strategic partners, the availability of financing for acquisitions on terms acceptable to the Company, fluctuations in currency exchange rates, the consolidation of and new competition experienced by members in the cable industry, principally from satellite and other similar broadcast providers, general economic and stock market conditions and other risks which are otherwise set forth in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.

Dependence Upon Key Suppliers

Most of the components used in the Company’s products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company’s products, principally its wireless control products, and certain other components used in the Company’s products, from two main sources, each of which provide in excess of ten percent (10%) of the Company’s microprocessors for use in its products. The Company has developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis.

The Company generally maintains inventories of its integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in the Company’s products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on the Company’s business and results of operations.

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of the Company’s wireless controls. The Company’s arrangements with its foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, availability of production capacity, political instability and other factors which could have a material adverse effect on the Company’s business and results of operations. The Company believes that the loss of any one or more of its manufacturers would not have a long-term material adverse effect on the Company’s business and results of operations because numerous other manufacturers are available to fulfill the Company’s requirements, however, the loss of any of the Company’s major manufacturers could adversely affect the Company’s business until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

The Company’s quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations and the loss or acquisition of any significant customers. Historically the Company’s business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, the growth in our subscription broadcasting and OEM lines has outpaced the growth in our retail lines and consequently, the retail seasonality has and will continue to have much less of an effect on our revenue. However, factors such as quarterly variations in financial results could adversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company (i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company’s business, operating results and financial condition will be materially adversely affected.

In addition, the Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company’s products, introduction or enhancement of products by the Company and its competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by the Company or its competitors, mix of distribution channels through which products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company’s business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company’s operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company’s common stock would likely be materially adversely affected.

Dependence on Consumer Preference

The Company is susceptible to fluctuations in its business based upon consumer demand for its products. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to such fluctuations in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for the Company’s products. Moreover, the Company cautions that any increases in sales or growth in revenue or increases in its gross margins that it achieves may be transitory and should by no means be construed to mean that such increases or growth will continue.

Dependence Upon Timely Product Introduction

The Company’s ability to remain competitive in the wireless control products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, or that such new or enhanced products will achieve consumer acceptance, and if acquired, will sustain that acceptance, that products developed by others will not render the Company’s products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company’s products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Dependence on Major Customers

The Company’s performance is affected by the economic strength and weakness of its worldwide customers. The Company sells its wireless control products and proprietary technologies to private label customers, original equipment manufacturers (“OEMs”), and companies involved in the subscription broadcasting industry. The Company also supplies its products to its wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company’s products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing the Company’s principal foreign markets. During 2000, the Company had three customers that acquired more than ten percent of the Company’s products and the loss of any of these customers or any of the Company’s other key customers either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or the inability of the Company to obtain orders or maintain its order volume with its major customers may have an adverse effect on the Company’s financial condition or results of operations.

Competition

The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. The Company’s competition is fragmented across its product lines, and accordingly, the Company does not compete with any one company across all product lines. The Company competes with a variety of entities, some of which have greater financial and other resources than the Company. The Company’s ability to remain competitive in this industry depends in part on its ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis as well as its ability to identify and enter into strategic alliances with entities doing business within the industries the Company serves. There can be no assurances that the Company and its product offerings will be and/or remain competitive or that any strategic alliances, if any, which the Company enters into will achieve the type, extent and amount of success or business that the Company expects or hopes to achieve.

Potential for Litigation

As is typical in the Company’s industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company or by the Company against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the fourth quarter of 2000, the Company filed lawsuits against four separate companies, one of which has been settled, claiming that each of the four companies is infringing certain of the Company’s patents. In these actions, the Company is seeking money damages and injunctive relief. While it is the opinion of management that the Company’s products do not infringe any third parties’ patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation, including the four matters discussed in this Quarterly Report on Form 10-Q, could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company’s financial condition or results of operations.

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on the Company’s business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company’s products due to, among other things, some of the Company’s customers canceling or delaying their purchases of the Company’s products. To the extent that general economic conditions affect the demand for products sold by the Company, such conditions could have an adverse effect on the Company’s business.

Effects on the Company Due to International Operations

By operating its business in countries outside of the United States, the Company is exposed to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse effect on the Company’s international operations, and consequently on the Company’s business, operating results and financial condition. While the Company will continue to work toward minimizing any adverse effects of conducting its business abroad, no assurance can be made that the Company will be successful in minimizing any such effects.

OUTLOOK

The Company’s focus in 2001 is to continue to seek ways to increase its customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and its One For All international retail product lines. In addition, the Company will increase its focus on diversifying product lines and creating new applications for its proprietary and/or patented technologies in the consumer electronics/OEM market, and computer/internet/home control markets.

The Company will also continue in 2001 to control its overall cost of doing business. Management believes that through product design changes and its purchasing efforts, improvements in the Company’s gross margins and efficiencies in its selling, general and administrative expenses can be accomplished, although there can be no assurances that there will be any improvements to the Company’s gross margin or that the Company will achieve any cost savings through these efforts and, if obtained, that any such improvements or savings will be significant or maintained.

In addition, during 2001, management will continue to pursue its overall strategy of seeking out ways to operate all aspects of the Company more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities and the divestiture of portions of the Company’s business or assets. The Company cautions, however, that no assurances can be made that any suitable acquisition targets or partnership opportunities or divestitures will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurances can be made that any such transaction will profitably add to the Company’s operations.

While management believes that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including continued acceptance of the Company’s technology and products, the impact of competitive pressures, including products and pricing, locating and finalizing acceptable acquisition targets and/or strategic partners, the availability of financing for acquisitions on terms acceptable to the Company, fluctuations in currency exchange rates, the consolidation of and new competition experienced by members in the cable industry, principally from satellite and other similar broadcast providers, general economic and stock market conditions and other risks which are otherwise set forth in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company’s revolving credit agreement with its bank is variable and generally based on either the bank’s cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At June 30, 2001, the Company had no borrowings on its credit line. The interest rate in effect on the credit line using the bank’s cost of funds rate as the base as of June 30, 2001 was 5.12%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, Dutch Guilders, British Pounds, German Marks, French Francs, Argentine Pesos and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates that affect cash flows. The Company had no foreign exchange contracts outstanding at June 30, 2001. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall foreign currency rate exposure at June 30, 2001, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On November 15, 2000, the Company filed suit against The Thad Group (Thad) alleging that Thad has infringed certain of the Company’s patents (Universal Electronics Inc. v. The Thad Group, Civil Action No. SACV 00-1124 AHS (EEx)). The Company was seeking damages and injunctive relief. On July 18, 2001, the parties entered into a Settlement Agreement whereby Thad agreed to pay the Company a royalty for past infringement and to cease and desist in the manufacture and sale of products containing any of the Company’s patented features and technology, and, as a result, this matter was dismissed with prejudice.

Item 4.  Submission of Matters to a Vote of Securities Holders

The Company’s Annual Meeting of Stockholders’ was held on June 21, 2001. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company’s stockholders.

Proposal One:	The election of the Company’s Class I directors to serve on the Board of Directors until the next Annual Meeting of Stockholders to be held in 2002 or until election and qualification of their successors

Nominee — Class I Directors	In Favor	Withheld

Paul D. Arling	11,877,234	162,600

Camille Jayne	11,875,784	164,050

Proposal Two:	The ratification of the appointment of PricewaterhouseCoopers LLP, a firm of independent accountants, as the Company’s auditors for the year ending December 31, 2001

In Favor	Opposed	Abstained

11,818,529	118,304	103,001

Item 6.  Exhibits and Reports on Form 8-K

(A)	Exhibits pursuant to Item 601 of Regulation S-K

None.

(B)	Reports on Form 8-K

There were no reports on Forms 8-K filed during the quarter ended June 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) Universal Electronics Inc.

Date: August 13, 2001	/s/ Mark Belzowski Mark Belzowski Vice President, Chief Financial Officer and Treasurer