Form 10-Q
period 2001-09-30
UNIVERSAL ELECTRONICS INC
filed 2001-11-14
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2001

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

Yes X                      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date —13,732,674 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at September 30, 2001.

UNIVERSAL ELECTRONICS INC.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets	3
	Consolidated Income Statements	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

Signature		16

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$27,141	$20,809
Accounts receivable, net	31,604	38,140
Inventories	17,786	18,847
Prepaid expenses and other current assets	813	1,111
Deferred income taxes	2,666	2,666

Total current assets	80,010	81,573
Equipment, furniture and fixtures, net	4,151	3,926
Goodwill and other intangible assets, net	6,098	6,898
Other assets	714	727
Deferred income taxes	642	642

Total assets	$91,615	$93,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,449	$12,846
Accrued income taxes	1,380	3,617
Accrued compensation	1,887	3,037
Other accrued expenses	3,641	3,749

Total current liabilities	16,357	23,249
Note payable	116	163

Total liabilities	16,473	23,412
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 15,667,638 and 15,429,584 shares issued at September 30, 2001 and December 31, 2000, respectively	156	154
Paid-in capital	66,542	64,937
Accumulated other comprehensive loss	(943)	(706)
Retained earnings	20,344	12,688
Unamortized value of restricted stock grants	—	(29)
Common stock in treasury, 1,934,964 and 1,647,892 shares at September 30, 2001 and December 31, 2000, respectively	(10,957)	(6,690)

Total stockholders’ equity	75,142	70,354

Total liabilities and stockholders’ equity	$91,615	$93,766

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net sales	$31,030	$34,979	$91,160	$85,935
Cost of sales	18,374	20,702	53,061	50,525

Gross profit	12,656	14,277	38,099	35,410
Selling, general and administrative expenses	8,467	8,639	26,212	24,944

Operating income	4,189	5,638	11,887	10,466
Interest income, net	(259)	(248)	(867)	(755)
Other income, net	(215)	(280)	(5)	(333)

Income before income taxes	4,663	6,166	12,759	11,554
Provision for income taxes	1,865	2,528	5,103	4,737

Net income	$2,798	$3,638	$7,656	$6,817

Earnings per share:
Basic	$0.20	$0.26	$0.55	$0.50

Diluted	$0.19	$0.24	$0.53	$0.45

Weighted average common and common equivalent shares outstanding:
Basic	13,868	13,759	13,870	13,731

Diluted	14,435	15,112	14,576	15,079

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Cash provided by operating activities:
Net income	$7,656	$6,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,092	3,135
Deferred income taxes	—	3,670
Other	348	279
Changes in operating assets and liabilities:
Accounts receivable	6,135	(1,904)
Inventory	1,062	(6,779)
Prepaid expenses and other assets	305	603
Accounts payable and accrued expenses	(4,724)	985
Accrued income taxes	(1,991)	(1,178)

Net cash provided by operating activities	11,883	5,628

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(2,208)	(1,874)
Payments for businesses acquired	(99)	(1,461)
Other	(310)	(146)

Net cash used for investing activities	(2,617)	(3,481)

Cash provided by (used for) financing activities:
Treasury stock purchased	(4,285)	—
Proceeds from stock options exercised	1,306	542
Other	(41)	(52)

Net cash provided by (used for) financing activities	(3,020)	490

Effect of exchange rate changes on cash	86	(356)

Net increase in cash and cash equivalents	6,332	2,281
Cash and cash equivalents at beginning of period	20,809	13,286

Cash and cash equivalents at end of period	$27,141	$15,567

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

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Components	$10,260	$10,079
Finished goods	7,526	8,768

	$17,786	$18,847

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three-month and nine-month period ended September 30, 2001, approximately 595,000 and 492,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Earnings per share for the three and nine months ended September 30, 2001 and 2000 are calculated as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

	(in 000's, except per share data)
BASIC
Net Income	$2,798	$3,638	$7,656	$6,817

Weighted-average common shares outstanding	13,868	13,759	13,870	13,731

Basic earnings per share	$0.20	$0.26	$0.55	$0.50

DILUTED
Net Income	$2,798	$3,638	$7,656	$6,817

Weighted-average common shares outstanding for basic	13,868	13,759	13,870	13,731
Dilutive effect of stock options and restricted stock	567	1,353	706	1,348

Weighted-average common shares outstanding on a diluted basis	14,435	15,112	14,576	15,079

Diluted earnings per share	$0.19	$0.24	$0.53	$0.45

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and applies to all long lived assets, including discontinued operations. This statement also amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale as well as addresses the principle implementation issues. The Company is required to adopt the provisions of SFAS No. 144 no later than January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the company's results of operations or financial position.

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

Our currency exposures are primarily concentrated in the Euro and British Pound Sterling. At September 30, 2001, the Company had a number of foreign exchange contracts, which expire on various dates through December 2001, with an aggregate notional value of approximately $8.9 million. We do not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results.

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

The Company’s operations and identifiable assets by geographic area in thousands are presented below:

	Nine Months Ended September 30,

	2001	2000

Net Sales
United States	$65,583	$54,119
Netherlands	8,413	15,717
United Kingdom	5,419	5,187
France	3,968	2,148
Germany	2,030	4,215
All Other	5,747	4,549

Total Net Sales	$91,160	$85,935

	September 30, 2001	December 31, 2000

Identifiable Assets
United States	$6,510	$6,591
All Other Countries	4,453	4,960

Total Identifiable Assets	$10,963	$11,551

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter 2001 versus 2000

Net sales for the 2001 third quarter were $31.0 million compared to $35.0 million for the same quarter last year. Net income for the 2001 third quarter was $2.8 million or $0.20 per share (basic) and $0.19 per share (diluted), compared to $3.6 million or $0.26 per share (basic) and $0.24 per share (diluted) for the same period last year.

Net sales in the Company’s technology lines (subscription broadcasting, OEM and private label) were approximately 77.1% of net sales for the third quarter of 2001 compared to 82.7% for the third quarter of 2000. Net sales from the retail lines (One For All® international and direct import) accounted for approximately 22.9% of total third quarter 2001 net sales compared to 17.3% for the corresponding period in 2000.

Net sales in the Company’s technology lines for the third quarter of 2001 decreased by approximately 17.4% from $29.0 million for the same period last year to $23.9 million in 2001. The decrease in technology sales is principally due to reduced orders from OEM customers in Europe as well as a decrease in shipments of cable products.

The Company’s net sales for the 2001 third quarter from its retail lines were $7.1 million, an increase of 18.0% from net sales of $6.0 million in 2000 for the same quarter last year. The increase in retail sales is primarily the result of One For All international revenues, the largest component of the retail line. Higher demand from retailers in the UK, Latin America and Australia resulted in a 23.9% increase to $6.7 million in international retail revenues for the third quarter of 2001 from $5.4 million for the 2000 third quarter.

The Company’s overall gross margin for the third quarter of 2001 remained consistent with the same period last year at 40.8%.

Selling, general and administrative expenses decreased 2.0% from the third quarter of 2000 to the third quarter of 2001. In dollars, the Company’s selling, general and administrative expenses decreased approximately $172,000 during the third quarter of 2001 to $8.5 million from $8.6 million in 2000 principally due to reduced delivery and freight costs due to lower sales levels.

In the third quarter of 2001, the Company recorded $259,000 of interest income compared to $248,000 for the third quarter of 2000. This slight increase resulted from interest earned on higher average cash balances.

The Company recorded income tax expense of $1.9 million for the third quarter of 2001 compared to approximately $2.5 million for the same quarter of 2000. The decrease was due to reduced earnings during the third quarter of 2001 in addition to a change in the Company’s effective tax rate from 41% during 2000 to 40% in 2001.

Nine Months 2001 versus 2000

Net sales for the nine months ended September 30, 2001 were $91.2 million, an increase of 6.1% over the net sales of $85.9 million for the same period last year. Net income for the first nine months of 2001 was $7.7 million or $0.55 per share (basic) and $0.53 per share (diluted), compared to $6.8 million or $0.50 per share (basic) and $0.45 per share (diluted) for the same period last year.

Net sales in the Company’s technology lines (subscription broadcasting, OEM and private label) for the first nine months of 2001 increased 5.7% to $72.5 million from $68.6 million for the same period last year. This is principally due to increased shipments to U.S. OEMs and cable service providers.

Net sales from the Company’s retail lines (One For All® international and direct import) for the first nine months of 2001 increased 7.4% to $18.7 million from $17.3 million for the same period last year primarily due to increased demand from international retailers.

Gross margins were comparable at 41.8% the first nine months of 2001 and 41.2% for the same period last year.

Selling, general and administrative expenses increased to $26.2 million in the first nine months of 2001, compared to $24.9 million in the first nine months of 2000. The increase was attributable to an increase in payroll costs due to hiring of additional technology development and sales personnel and increases in advertising, partially offset by reduced professional services.

Interest income increased to $867,000 for the first nine months of 2001 from $755,000 for the same period in 2000 due to interest earned on higher accumulated cash balances in 2001.

The Company recorded income tax expense of $5.1 million for the first nine months of 2001 compared to approximately $4.7 million for the same period of 2000. The increase was due to improved results in 2001, partially offset by a change in the Company’s effective tax rate from 41% in the nine-month period ended September 30, 2000 to 40% for the same period ended September 30, 2001.

Liquidity and Capital Resources

The Company’s principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities was $11.9 million for the nine months ended September 30, 2001 compared to $5.6 million for the same period in 2000. The increase in cash flow is primarily due to a reduction in accounts receivable resulting from increased collections and a reduction in inventory levels.

On October 23, 1998, the Company entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association (“B of A”), which was amended on September 19, 2000 (the “Agreement”). Under the Agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of September 30, 2001 using the Fixed Rate option as defined in the Agreement, which is intended to approximate B of A’s cost of funds, plus an applicable margin, was 3.88%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company’s net income before interest, taxes, depreciation and amortization. At September 30, 2001, the applicable margin was 1.25 percent. During the quarter, the revolving credit facility, originally expiring on October 23, 2001 was extended to December 23, 2001. The agreement is collateralized by the Company’s cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. It is management’s intention to extend the revolving credit facility beyond its current maturity. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, the Company’s ability to pay cash dividends on its common stock is restricted and the

Company is subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this Agreement, the Company has acquired approximately 410,600 shares of stock, at a cost of approximately $4,993,270, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company’s import letters of credit. As of September 30, 2001, no amounts were outstanding under this credit facility. The Company had no outstanding import letters of credit as of September 30, 2001.

From July 1, 2001 through November 14, 2001, 301,600 shares of common stock were purchased by the Company on the open market at a cost of $4,428,770. There were no open market purchases of the Company’s common stock in 2000. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate its outside board members, the Company has no plans to distribute these shares although the Company may change these plans if necessary to fulfill its on-going business objectives.

During the nine months ended September 30, 2001, the Company received proceeds of approximately $1,306,000 from the exercise of stock options granted to the Company’s current and former employees, as compared to approximately $542,000 during the same period in 2000.

Capital expenditures in the first nine months of 2001 and 2000 were $2,208,000 and $1,874,000, respectively. These expenditures related primarily to the acquisition of product tooling.

On August 25, 2000, the Company acquired a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, approximately $99,000 was paid during the first nine months of 2001 and the remaining amount will be paid in installments through the end of 2002.

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

While management believes that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of the company’s business lines to continue growing and expanding in the manner anticipated by the company’s management, the failure of the company’s customers to grow and expand as anticipated by the company’s management, the effects of natural or other events beyond the company’s control, the economic environment’s effect on the company and our customers, the growth of, acceptance of and the demand for the company’s products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and Home automation, not materializing as believed by the company’s management, the company’s inability to add profitable complementary products which are accepted by the marketplace, the inability by the company to continue to maintain its operating costs at acceptable levels through its cost containment efforts, the continued strength of the company’s balance sheet including the ability to obtain payments from our customers on a timely basis, the inability of the company to continue selling its products or licensing its technologies at higher or profitable margins throughout the remainder of 2001 and beyond, the failure of the various markets and industries to grow or emerge as rapidly or as successfully as believed by the company’s management, the continued growth of the digital market, the inability of the company to obtain orders or maintain its order volume with its new and existing customers, the possible dilutive effect the company’s stock option and stock warrant programs may have on the company’s EPS and stock price, the inability of the company to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis, the impact of competitive pressures, including products and pricing, locating and finalizing acceptable acquisition targets and/or strategic partners, the availability of financing for acquisitions on terms acceptable to the Company, fluctuations in currency exchange rates, the consolidation of and new competition experienced by members in the cable industry, principally from satellite and other similar broadcast providers, general economic and stock market conditions and other risks which are otherwise set forth in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.

Dependence Upon Key Suppliers

Most of the components used in the Company’s products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company’s products, principally its wireless control products, and certain other components used in the Company’s products, from two main sources, each of which provide in excess of ten percent (10%) of the Company’s microprocessors for use in its products. The Company has developed alternative sources of supply for these components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The interest payable under the Company’s revolving credit agreement with its bank is variable and generally based on either the bank’s cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At September 30, 2001, the Company had no borrowings on its credit line. The interest rate in effect on the credit line using the bank’s cost of funds rate as the base as of September 30, 2001 was 3.88%. The Company has wholly owned subsidiaries in the Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, Dutch Guilders, British Pounds, German Marks, French Francs, Argentine Pesos and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates that affect cash flows. The Company had a number of foreign exchange contracts outstanding at September 30, 2001 with an aggregate notional value of approximately $8.9 million. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall foreign currency rate exposure at September 30, 2001, the Company believes that movements in foreign currency rates should not materially affect the financial position of the Company, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits pursuant to Item 601 of Regulation S-K

10.45	Extension of Revolving Loan and Security Agreement dated October 23, 2001 by and between Universal Electronics Inc. and Bank of America, N.A.
10.46	Termination Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne
10.47	Consulting Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne

     (B)  Reports on Form 8-K

There were no reports on Forms 8-K filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) Universal Electronics Inc.

Date: November 13, 2001	\s\ Mark Belzowski

Mark Belzowski Vice President, Chief Financial Officer and Treasurer