Form 10-K
period 2001-12-31
UNIVERSAL ELECTRONICS INC
filed 2002-03-28
CIK 101984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(mark one) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________.

Commission File Number: 0-21044

UNIVERSAL ELECTRONICS INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0204817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6101 Gateway Drive Cypress, California	90630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 820-1000

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

Yes [X]                No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant on February 28, 2002, determined using the per share closing sale price thereof on the National Market of The NASDAQ Stock Market of $15.85 on that date, was approximately $218,800,000.

     As of February 28, 2002, 13,804,427 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on June 19, 2002 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2001.
Exhibit Index appears on page 50.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2001

Item		Page
Number		Number

PART I
1	Business	3
2	Properties	7
3	Legal Proceedings	8
4	Submission of Matters to a Vote of Security Holders	8

PART II
5	Market for Registrant’s Common Stock and Related Stockholder Matters	10
6	Selected Consolidated Financial Data	11
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A	Quantitative and Qualitative Disclosures About Market Risk	25
8	Financial Statements and Supplementary Data	26
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47

PART III
10	Directors and Executive Officers of the Registrant	47
11	Executive Compensation	47
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
13	Certain Relationships and Related Transactions	48

PART IV
14	Exhibits, Financial Statement Schedule and Reports on Form 8-K	48
	Signatures	49
	Exhibit Index	50

PART I

ITEM 1. BUSINESS

Business of Universal Electronics Inc.

Universal Electronics Inc. was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices are located at 6101 Gateway Drive, Cypress, California 90630. As used herein, the terms “Universal” and the “Company” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.

Universal develops software and builds and markets pre-programmed, easy-to-use wireless control devices and chips principally for home entertainment equipment and the subscription broadcasting market. Universal’s product lines include wireless interface technologies, such as combination keyboard/remotes and touch-screen remotes. Universal licenses its patented technologies and database of infrared (“IR”) codes to companies selling into the cable and satellite industries and to original equipment manufacturers (“OEMs”). Universal also sells its universal wireless control products to distributors and retailers in Europe, Asia, Latin America and Australia under the One For All® brand name. Call center support services are also offered to Universal’s customers. To learn more, visit Universal’s web site at www.uei.com.

General Business Information

Universal has developed a broad line of easy-to-use, preprogrammed universal wireless control products which are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retail, private label, OEMs, and cable and satellite service providers. Universal believes that its universal wireless controls can operate virtually all infrared remote controlled TV’s, VCR’s, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Universal also believes its wireless control products incorporate certain significant technological advantages. First, Universal has compiled an extensive library of over 118,000 infrared codes that cover nearly 100,000 individual device functions and over 1,500 individual consumer electronic equipment brand names. Universal believes its database of infrared codes is larger than any other existing library of infrared codes for the operation of home video and audio devices sold worldwide. Universal’s library is regularly updated with new infrared codes used in newly introduced video and audio devices. All such infrared codes are captured from the original manufacturer’s remote control devices to ensure the accuracy and integrity of the database. Second, Universal’s proprietary software and know-how permit infrared codes to be compressed before being loaded into a Read Only Memory (“ROM”), Random Access Memory (“RAM”) or an electronically erasable programmable ROM (“E2”) chip. This provides significant cost and space efficiencies that enable Universal to include more codes and features in the limited memory space of the chip than are included in similarly priced products of competitors. Third, Universal has developed a patented technology that provides the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. This technology utilizes both RAM and E2 chip technologies.

The matters discussed in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. See, “Factors That May Affect Financial Condition and Future Results” in this Form 10-K.

Products

Universal introduced its first product, the One For All, in 1987. Universal’s family of products includes universal standard and touch screen remote controls, wireless keyboards, antennas, joysticks and other gaming devices, custom and customizable chips that include Universal’s library of codes and proprietary software, and licensing of Universal’s library of codes and proprietary software. These products cover a broad spectrum of suggested prices and performance capabilities. Universal sells its customized products to international retailers and distributors, consumer electronic accessory suppliers, private label customers, OEMs, cable operators and satellite service providers for resale under the One For All®

brand name and/or their respective brand names. Universal’s products are capable of controlling from one to fifteen video and audio devices, including, but not limited to, TVs, VCRs, DVD players, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, and surround sound systems.

Each of Universal’s wireless control devices is designed to simplify the use of video and audio devices. To appeal to the mass market, the number of buttons is minimized to include only what Universal believes to be the most popular functions. Universal’s remotes are also designed for ease of initial set-up. For most of Universal’s products, the consumer simply inputs a three or four-digit code for each video or audio device to be controlled. Each remote contains a RAM, a ROM, or a combination of ROM and E2 chips. The RAM and the ROM and E2 combination products allow the remote to be upgraded with additional codes, one of Universal’s patented features. Another proprietary ease of use feature Universal offers in several of its universal remote controls is its patented user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.

Many of Universal’s products include its patented and highly proprietary and patented upgradeability feature. This feature provides the user with the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included. Each of these products utilizes the E2 chip technology and, as a result of other improvements, also retains memory while changing batteries which eliminates the inconvenience experienced by consumers of having to set up the remote control each time the batteries are changed.

By providing its wireless control technology in many forms, including finished products, integrated circuits on which Universal’s software is embedded, or custom software packages, Universal can meet the needs of its customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate Universal’s technology. In addition, Universal’s products are easily customized to include the features that are important to customers. These may include keys to control electronic program guides, one-button VCR record keys, customized macro set-up keys, and/or other features.

Distribution and Customers

Universal’s products are sold to a wide variety of customers in numerous distribution channels. In the United States, Universal principally sells its products and/or licenses its proprietary technology to cable operators, satellite service providers, private label customers and consumer electronics accessory manufacturers for resale under their respective brand names. In addition, Universal sells its wireless control products and licenses its proprietary technologies to OEMs for packaging with their products. Universal has also licensed certain of its proprietary technology and its One For All brand name to a third party who in turn sells the products directly to certain domestic retailers. Outside of the United States, Universal sells remotes, other wireless control devices, and certain accessories under the One For All and certain other brand names to retailers and to other customers under private labels through its international subsidiaries and distributors. Universal also sells its products and/or licenses its proprietary technology to OEMs, cable operators and satellite service providers internationally.

For the year ended December 31, 2001, there were no customers with sales representing more than 10% of Universal’s net sales for the year.

Universal provides subscription broadcasters, namely cable operators and satellite service providers both domestically and internationally, with universal wireless control devices, integrated circuits on which Universal’s software is embedded, and/or customized software packages to support the increased demand associated with the launch of digital set-top boxes and services.

Universal also sells its universal wireless control devices, integrated circuits on which the Company’s software is embedded, and/or customized software packages to OEMs which manufacture cable converters and satellite receivers for resale with their products.

Universal continues to pursue further penetration of the more traditional consumer electronics/OEM markets. Customers in these markets generally package Universal’s wireless control devices for resale with their audio and video home entertainment products (i.e. TVs, DVD and CD players, VCRs, personal digital recorders, etc.). Universal also sells customized chips, which include the Company’s software and/or customized software packages to these customers. Growth in this line of business has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, the increase in multimedia and interactive internet applications, and the increase in the number of OEMs.

Universal continues to place significant emphasis on expanding its sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. Universal added a cable sales representative for Latin America and an OEM sales representative for Asia in 2001 and will continue to add new sales people, as required, to support anticipated sales growth in both of these markets over the next few years. In addition, Universal continues to improve on its development processes to increase cost savings and to provide more timely delivery of its products to its customers.

In the international markets, One For All brand name products accounted for 21.2%, 18.8%, and 23.7% of Universal’s sales for the years ended December 31, 2001, 2000, and 1999, respectively. Throughout 2001, Universal continued its retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, Mexico and selected countries in Asia and Latin America. Universal has seven international subsidiaries, Universal Electronics B.V., established in The Netherlands, One For All GmbH and Ultra Control Consumer Electronics GmbH, both established in Germany, One for All Iberia S.L., established in Spain, One For All (UK) Ltd., established in the United Kingdom, One For All Argentina S.R.L., established in Argentina, and One For All France S.A.S., established in France.

In the first quarter of 1998, Universal acquired substantially all of the remote control business of one of its distributors in the United Kingdom (One For All (UK) Ltd.). In the third quarter of 1999, Universal acquired a remote control distributor in Spain (One For All Iberia S.L.). During the third quarter of 2000, Universal established an office in Argentina (One For All Argentina S.R.L.) and also completed its acquisition of a remote control distributor in France (One For All France S.A.S.). Universal utilizes third party distributors in certain other countries where it does not have subsidiaries.

Consumer Service and Support

Universal provides consumer support programs to its various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers. Throughout 2001, Universal continued its strategy to review its consumer support program and modify its “help line” service such that the majority of calls received are directed through its automated “InterVoice” system. Live agent help is also available through certain programs. Universal continues to review its programs to determine their value in enhancing and improving the sales of Universal’s products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added. Revenues from this service in 2001 and 2000 were not material to the consolidated financial statements.

Raw Materials and Dependence on Suppliers

Universal utilizes third-party manufacturers and suppliers in the Far East, Mexico and the United States to produce its wireless control products. The number of third party manufacturers or suppliers that provided Universal in excess of 10% of its manufacturing services and/or components were three, three and two for 2001, 2000, and 1999, respectively. In 2001 and 2000, Philips, Jetta and Samsung collectively represented 43% and 45%, respectively, of Universal’s manufacturing services and components. In 1999, Philips and Motorola collectively represented 30% of Universal’s manufacturing services and components. As in the past, Universal continues to evaluate alternative and additional third-party manufacturers and sources of supply.

During 2001, Universal continued to diversify its suppliers and maintain duplicate tooling for certain of its products. The purpose of this program is to allow Universal to stabilize its source for products and negotiate more favorable terms with its suppliers. In addition, where it can, Universal uses standard parts and components, which are available from multiple sources. To continue to reduce its dependence on suppliers, Universal continues to seek other sources for integrated circuit chips to help reduce the potential for manufacturing and shipping delays and to help maintain additional inventory of these component parts as safety stock by purchasing some of its chips from a variety of sources.

Patents, Trademarks and Copyrights

Universal owns a number of United States and international patents relating to its products and technology, has filed applications for other patents that are pending, and has obtained copyright registration for certain of its proprietary software and libraries of infrared codes. Universal had a total of 66 issued and pending patents at the end of 2001, an increase from 48 at the end of 2000. The life of Universal’s patents ranges from 6 to 18 years. While Universal follows the practice of obtaining patents or copyright registration on new developments whenever advisable, in certain cases, Universal has elected common law trade secret protection in lieu of obtaining such protection. In Universal’s opinion, engineering and production skills and experience are of equal importance to its market positions as patents and copyrights. Universal further believes that none of its business is dependent to any material extent upon any single patent or trade secret. The names of most of Universal’s products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging from 10 to 20 years, which terms are renewable as long as the trademarks continue to be used and are deemed by management to be important to Universal’s operations.

Seasonality

Historically, Universal’s business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, the growth in Universal’s subscription broadcasting and OEM products has outpaced the growth in its retail products and, consequently, the retail seasonality has and will continue to have much less of an effect on the Company’s revenue.

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Supplementary Data” for further details regarding the quarterly results of the Company.

Competition

Universal’s principal competitors in the international retail and private label markets for universal wireless controls are currently Philips and Thomson, as well as various manufacturers of wireless controls in Asia. Universal’s primary competitors in the OEM market are the original equipment manufacturers themselves and remote control manufacturers in Asia. In the subscription broadcasting business line, Universal competes with various distributors in the United States and several of the larger set-top manufacturers, including Motorola and Scientific-Atlanta. Universal competes in its markets on the basis of product quality, product features, price, and customer and consumer support. Universal believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of Universal’s competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that Universal will remain competitive in the future.

Engineering, Research and Development

During 2001, Universal’s engineering efforts focused on modifying existing products and technology to improve their features and lower their costs, and to develop measures to protect the Company’s proprietary technology and general know-how. In addition, Universal continues to regularly update its library of infrared codes to include codes for features and devices newly introduced both in the United States and internationally. Universal’s library contains 118,000 infrared data codes, an increase from just over 100,000 data codes in 2000. Universal also continues to explore ways to improve its software to preprogram more codes into its memory chips and to simplify the upgrading of its wireless control products.

Also during 2001, Universal’s research and development efforts continued to focus on the development of new and innovative wireless control devices with enhanced capabilities, as well as new applications of wireless control technology.

Universal is also exploring various opportunities to supply wireless control devices for the operation of additional electronic and other devices in the home using infrared signals, as well as combinations of infrared signals, radio frequencies, household electrical circuits and telephone lines. Company personnel are actively involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of the Company’s research and development projects will be successfully completed.

Universal’s engineering, research and development departments, located in Cypress, California, had approximately 71 full-time employees at December 31, 2001. Universal’s expenditures on engineering, research and development in 2001, 2000, and 1999 were $5.6, $4.5 million and $3.9 million, respectively, of which approximately $4.2 million, $3.3 million, and $2.9 million, respectively, was for research and development.

Environmental Matters

Universal believes it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During the years ended December 31, 2001, 2000 and 1999, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect Universal’s earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon the capital expenditures, earnings or financial condition of the Company.

Employees

At December 31, 2001, Universal employed approximately 314 employees, of whom 71 were in engineering, research and development, 69 in sales and marketing, 106 in consumer service and support, 20 in operations and warehousing and 48 in executive and administrative staff. None of Universal’s employees is subject to a collective bargaining agreement or is represented by a union. Universal considers its employee relations to be good.

International Operations

Financial information relating to Universal’s international operations for the years ended December 31, 2001, 2000 and 1999 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 16”.

ITEM 2. PROPERTIES

Universal’s headquarters are located in Cypress, California. Universal utilizes the following office and warehouse facilities:

		Square
Location	Purpose or Use	Feet	Status

Twinsburg, Ohio	Consumer and customer call center	8,509	Leased, expires July 31, 2005
Cypress, California	Corporate headquarters, warehouse, engineering, research and development	33,268	Leased, expires December 31, 2003
Enschede, Netherlands	International headquarters	9,149	Leased, expires August 2002
Enschede, Netherlands	International consumer call center	5,400	Leased, expires September 30, 2002

In addition to the facilities listed above, Universal leases space in various international locations, primarily for use as sales offices. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 12” for additional information regarding Universal’s obligations under leases.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2000, Universal filed suit against U.S. Electronics alleging that U.S. Electronics infringed certain of the Company’s patents (Universal Electronics Inc. v. U.S. Electronics, Civil Action No. SACV 00-1127 DOC (EEx)). Universal was seeking damages and injunctive relief. On December 17, 2001, the parties entered into a Settlement and Patent License Agreement to settle all claims and counterclaims and as part of the settlement, the parties have entered into a non-exclusive license agreement involving certain Universal Electronics’ patents.

On November 15, 2000, Universal filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of the Company’s patents (Universal Electronics Inc. v. Universal Remote Control, Inc., Civil Action No. SACV 00- 1125 AHS (EEx)). Universal is seeking damages and injunctive relief. Universal Remote has answered the Complaint and has denied infringement.

On November 15, 2000, Universal filed suit against Contec LLC alleging that Contec has infringed certain of the Company’s patents (Universal Electronics Inc. v. Contec LLC, Civil Action No. SACV 00-1126 GLT (EEx)). Universal is seeking damages and injunctive relief. Contec has answered the Complaint and has denied infringement.

There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of business, to which Universal or any of its subsidiaries is a party or of which any of their property is subject. In addition, as is typical in Universal’s industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against Universal in potential or pending litigation would not have a material adverse effect on Universal’s financial condition or results of operations. Moreover, management believes that Universal’s products do not infringe any third parties’ patent or other intellectual property rights.

Universal maintains directors’ and officers’ liability insurance which insures individual directors and officers of the Company against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Universal’s fiscal year through the solicitation of proxies or otherwise.

Executive Officers of the Registrant*

The following table sets forth certain information concerning the executive officers of Universal as of February 28, 2002:

Name	Age	Position

Paul D. Arling	39	Chairman of the Board and Chief Executive Officer
Robert P. Lilleness	35	President and Chief Operating Officer
J. Stewart Ames	43	Senior Vice President
Jerry L. Bardin	63	Senior Vice President
Mark Z. Belzowski	43	Vice President, Chief Financial Officer and Treasurer
Paul J.M. Bennett	46	Senior Vice President, Managing Director, Europe
Richard A. Firehammer, Jr.	44	Senior Vice President, General Counsel and Secretary

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Paul D. Arling is Chairman and Chief Executive Officer of Universal Electronics Inc. He joined Universal in May 1996 as Chief Financial Officer and was named to the Company’s Board of Directors in August of 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October of 2000 and appointed as Chairman in July 2001. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products) with the most recent being Acting Chief Financial Officer. Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.

Robert P. Lilleness joined Universal Electronics Inc., as President and Chief Operating Officer in May 2001. Prior to joining Universal, he served as Vice President of Product Management and Marketing at Trilogy Software Inc. from June 1998 to May 2001, a privately held company based in Austin, Texas that develops and markets e-business software for Global 2000 corporations. Before Trilogy, Lilleness worked for Microsoft Corporation (NASDAQ: MSFT) from February 1993 to May 1998, in a number of marketing, management and operational roles. Prior to working for Microsoft, Lilleness served as an auditor for Ernst and Young in Zurich, Switzerland. Lilleness received his undergraduate degree from the University of Puget Sound and holds an MBA from Harvard University.

J. Stewart Ames has been Senior Vice President of Sales, Product Development and Marketing of Universal Electronics Inc., managing the marketing and sales efforts for North America and Japan since January 1999. Prior to this position at UEI, Ames served as Company’s Vice President of Cable Sales from June 1987 to January 1999, directing the United States based sales force in selling universal wireless control products to multiple system operators. Before joining UEI in January 1991, Mr. Ames worked for three years as Sales Manager for Calmold, a plastic injection molder in Southern California, managing its sales force and selling injection molding capacity for three factories to a variety of OEM businesses. Prior to Calmold, Mr. Ames held sales and sales management positions at Spirol International, a manufacturer of specialty metal fasteners, assembly equipment and metal stampings, over a period of seven years. Mr. Ames received a BS Degree in Biology from Bates College in Lewiston, Maine.

Jerry L. Bardin has been Senior Vice President of Engineering and Operations since joining Universal in August 1998. Prior to joining UEI, Mr. Bardin was with Science Applications International Corp. (SAIC), a high technology research and engineering company for 15 years serving in several executive management and consulting positions. Mr. Bardin earned his BS and Master of Science in Electrical Engineering at the University of Texas at Austin.

Mark Z. Belzowski has been the Chief Financial Officer and Treasurer of Universal since January 2000. He has been a Vice President and the Corporate Controller of Universal since May 1998 when he joined the Company. From February 1997 through April 1998, he was a financial management consultant for various companies including a cellular reseller and a local area network switch manufacturer. From September 1994 through January 1997, he was Vice President Controller in the Turner Entertainment Group, a division of Turner Broadcasting Systems, Inc. From September 1988 through August 1994, he served in various capacities at Orion Pictures Corporation with the most recent being Vice President Corporate Controller. Prior to that, Mr. Belzowski was a Senior Auditor with Ernst and Young. He is a certified public accountant in the state of California. Mr. Belzowski obtained a BS degree from California State University at Fullerton.

Paul J.M. Bennett has been Managing Director and Senior Vice President responsible for international retail and European OEM, Cable and Satellite business lines since July 1996. Prior to joining Universal, Mr. Bennett held various positions at Philips Consumer Electronics over a seven year period, first as Product Marketing Manager for the Accessories Product Group, initially set up to support Philip’s Audio division, and then as head of that division. Mr. Bennett was educated at Terenure College and the College of Commerce in Dublin and completed his studies at University College, where he gained a Bachelor of Commerce Degree.

Richard A. Firehammer, Jr., Esq. has been Senior Vice President of Universal since being rehired by the Company in February 1999. He has been Universal’s General Counsel since October 1993 and Secretary since February 1994. He was Universal’s Vice President from May 1997 until August 1998. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm, Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He is admitted to the Bars in the State of Illinois and the State of Ohio. Mr. Firehammer is also a certified public accountant. He received a BS degree from Indiana University and a JD degree from Whittier College School of Law.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Universal’s common stock trades on the National Market of The NASDAQ Stock Market under the symbol “UEIC”.

The following table sets forth, for the periods indicated, the high and low reported sale prices for Universal’s common stock, as reported on the National Market of The NASDAQ Stock Market:

	2001		2000

	High	Low	High	Low

First Quarter	$21.1250	$13.5312	$32.3125	$14.7500
Second Quarter	23.7500	15.2600	27.0000	14.5000
Third Quarter	18.1000	12.7500	25.6250	16.6250
Fourth Quarter	18.0000	14.0000	24.1875	12.8750

Stockholders of record on February 28, 2002 numbered approximately 127.

Universal has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. Universal intends to retain its earnings, if any, for the future operation and expansion of its business. In addition, the terms of Universal’s revolving credit facility limit the Company’s ability to pay cash dividends on its common stock. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 7.”

Recent Sales of Unregistered Securities

On November 9, 1998, Universal issued a warrant to purchase Company common stock to General Instrument Corporation as consideration for entering into an exclusive supply agreement with the Company. The warrant was contingent upon General Instrument Corporation (subsequently merged with Motorola in 2000) purchasing a specified minimum number of units of products from Universal for each of the calendar years 1999, 2000 and 2001. In 2001, 2000 and 1999, General Instrument Corporation failed to purchase the minimum requirements for each year. As such, the warrant expired and General Instrument Corporation forfeited its right to acquire up to 600,000 shares of Company common stock, at an exercise price of $6.3125 per share, and may not recoup such right through the purchase of products in any subsequent years. Registration under the Securities Act of 1933 was not affected with respect to the warrant in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Net sales	$119,030	$124,740	$105,091	$96,123	$114,338
Operating income (loss)	$16,009	$18,242	$12,968	$9,505	$(9,289)
Net income (loss)	$11,286	$11,601	$7,740	$5,638	$(6,518)
Net income (loss) per share:
Basic	$0.82	$0.84	$0.58	$0.44	$(0.52)
Diluted	$0.78	$0.78	$0.55	$0.43	$(0.52)
Weighted average common stock outstanding:
Basic	13,844	13,743	13,312	12,772	12,564
Diluted	14,523	14,941	14,126	13,200	12,564
Gross margin	41.2%	41.3%	41.3%	37.7%	27.7%
Operating margin (loss)	13.4%	14.6%	12.4%	9.9%	(8.1%)
Selling, general and administrative expenses as a % of sales	27.8%	26.7%	28.9%	27.8%	26.3%
Net income (loss) as a % of sales	9.5%	9.3%	7.4%	5.9%	(5.7%)
Return on average assets	12.0%	13.9%	11.5%	9.3%	(10.8%)
Working capital	$67,422	$58,323	$45,506	$26,921	$29,350
Ratio of current assets to current liabilities	5.5	3.5	4.0	2.7	2.3
Total assets	$94,705	$93,766	$73,751	$60,677	$61,138
Cash and cash equivalents	$34,270	$20,809	$13,286	$1,489	$1,097
Short-term debt	—	—	—	$4,786	$7,237
Long-term debt	$104	$163	$240	—	—
Stockholders’ equity	$79,702	$70,353	$58,511	$44,532	$38,887
Book value per share	$5.78	$5.10	$4.28	$3.48	$3.08
Ratio of liabilities to liabilities and stockholders’ equity	15.8%	25.0%	20.7%	26.6%	36.4%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We develop software and build and market pre-programmed, easy-to-use wireless control devices and chips principally for home entertainment equipment and the subscription broadcasting market. Our product lines include such wireless interface technologies as combination keyboard/remotes and touch-screen remotes. We license our patented technologies and database of infrared codes to companies selling into the cable and satellite industries and to original equipment manufacturers. We also sell our universal wireless control products to distributors and retailers in Europe, Asia, Latin America and Australia under the One For All® brand name. We also offer call center support services to our customers.

The matters discussed in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

Among the factors that could cause actual results to differ materially from those expressed herein are the following: the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our realization of tax benefits from various tax projects initiated from time to time, the continued strength of our balance sheet, our inability to continue selling our products or licensing our technologies at higher or profitable margins throughout 2002 and beyond; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the continued growth of the digital market; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

In addition, more information about risk factors that could affect our business and financial results is included in the section entitled “Factors That May Affect Financial Condition and Future Results” in this Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventories, valuation of long-lived assets, intangible assets and goodwill, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. We recognize revenue on the sale of products when title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product revenue is recognized upon shipment when the customer acceptance can be demonstrated prior to shipment. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For the majority of our sales, recognition occurs when products are shipped. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly estimate returns and sales allowances, revenue could be overstated.

Accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivables and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. Inventories consist of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of long-lived assets, goodwill and other intangible assets. We assess the impairment of long-lived assets, goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value. When we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, and based on the carrying value of the asset being less than the undiscounted cash flows, we measure an impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $3.0 million of net unamortized goodwill. We recorded approximately $565,000 of amortization during 2001 and would have recorded approximately $565,000 of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. Currently, we do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed, a material impairment charge will not be recorded.

Income Taxes. Income tax expense includes U.S. and international income taxes. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in the Company’s consolidated income statements. We evaluate the realizability of the deferred tax assets quarterly and assess the need for valuation allowances quarterly. In the event that we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

The following table sets forth the statement of operations data of Universal expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.8	58.7	58.7

Gross profit	41.2	41.3	41.3
Selling, general and administrative expenses	27.8	26.7	28.9

Operating income	13.4	14.6	12.4
Interest income, net	(0.8)	(0.8)	(0.1)
Other income, net	(0.2)	(0.4)	0.0

Income before income taxes	14.4	15.8	12.5
Provision for income taxes	4.9	6.5	5.1

Net income	9.5%	9.3%	7.4%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales for the twelve months ended December 31, 2001 were $119.0 million, a decrease of 4.6% over the net sales of $124.7 million for the same period last year. Net income for 2001 was $11.3 million or $0.82 per share (basic) and $0.78 per share (diluted) compared to $11.6 million or $0.84 per share (basic) and $0.78 per share (diluted) for 2000.

Net sales in the our technology lines (subscription broadcasting, OEM and private label) in 2001 decreased by $7.9 million, or 7.9%, to $91.8 million from $99.7 million in 2000. Net sales in the our technology lines were approximately 77.1% of net sales in 2001 compared to 79.9% in 2000. Sales to subscription broadcasting service providers and OEMs decreased by $8.6 million, or 9.6%, from $90.2 million in 2000 to $81.6 million in 2001. This decrease was principally due to reductions in overall spending by our traditional OEM customers and a lower rate of digital set top box deployment during 2001 resulting in reduced orders from some of our major subscription broadcasting and cable set top box OEM customers. Private label sales decreased by $1.0 million, or 11.5%, from $8.7 million in 2000 to $7.7 million in 2001 due to decreased consumer demand for these products in 2001.

Net sales from the retail lines (One For All® international retail and direct import) increased $2.2 million, or 8.8%, from $25.0 million in 2000 to $27.2 million in 2001. Net sales from the retail lines accounted for approximately 22.9% of total 2001 net sales compared to 20.1% in 2000. The One For All® international retail sales increase of $1.8 million, or 7.8%, from $23.4 million in 2000 to $25.2 million in 2001, is primarily due to increased demand from retailers in the UK, France, Latin America and Australia. Direct import (licensing) revenues increased by $0.4 million or 25.7% from $1.6 million in 2000 to $2.0 million in 2001.

Gross profit was $49.1 million or 41.2% of net sales in 2001 as compared to $51.6 million or 41.3% of net sales in 2000.

Selling, general and administrative expenses decreased to $33.1 million in 2001, compared to $33.3 million in 2000 primarily due to an ongoing effort to contain and minimize our costs. This decrease was attributable to reduced delivery and freight expenses, reduced professional fees and an overall decrease in payroll, commission and bonus-related costs, partially offset by increased advertising costs and bad debt expenses. As a percentage of net sales, selling, general and administrative expense was 27.8% in 2001 compared to 26.7% in 2000.

Delivery and freight expenses decreased $0.7 million, from $2.9 million in 2000 to $2.2 million in 2001, as a result of lower sales volumes along with increased use of less expensive delivery methods and aggressive negotiations with our freight vendors, which have resulted in increased shipping operating efficiencies. Professional fees decreased from $1.7 million in 2000 to $1.0 million in 2001. This decrease was primarily due to higher costs in 2000 relating to our corporate development activity including evaluation of potential acquisitions as compared to 2001. Employee payroll, bonus, commission and related fringe costs were $14.5 million in 2001 compared to $14.7 million in 2000, an overall decrease of $.2 million, principally due to reduced bonus and commission costs as a result of lower sales, partially offset by additional hiring of personnel in technology development, engineering and sales. Advertising, promotional and tradeshow expenses increased from $1.7 million in 2000 to $2.1 million in 2001 in an intensified effort to promote our technology and products. During 2000, we recorded income of $0.5 million as an offset to bad debt expense to reflect the settlement and collection of an older U.S. retail receivable, previously fully reserved.

Interest income increased by $66,000 in 2001 to $987,000 as compared to $921,000 in 2000 due to interest earned on higher accumulated cash balances in 2001.

Other income decreased by $353,000 to $147,000 in 2001 compared to $500,000 in 2000. This decrease is primarily due to devaluation of the European currencies against the U.S. dollar, partially offset by the favorable settlement of foreign currency exchange agreements we entered into to manage our exposure on cash flows.

We recorded income tax expense of $5.9 million for 2001 compared to $8.1 million for 2000. The decrease is a result of lower pretax income and a reduction in tax expense of approximately $1.0 million recorded in 2001 related to research and development credits identified as part of an analysis of our qualified research and development expenditures. We may continue to benefit from any identified research and development credits in future periods. Our effective tax rate was reduced from 41% in 2000 to 34% in 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales for the twelve months ended December 31, 2000 were $124.7 million, an increase of 18.7% over the net sales of $105.1 million for the same period in 1999. Net income for 2000 was $11.6 million or $0.84 per share (basic) and $0.78 per share (diluted) compared to $7.7 million or $0.58 per share (basic) and $0.55 per share (diluted) for 1999.

Net sales in the our technology lines (subscription broadcasting, OEM and private label) in 2000 increased by $21.5 million, or 27.5%, to $99.7 million from $78.2 million in 1999. Net sales in the our technology lines were approximately 79.9% of net sales in 2000 compared to 74.4% in 1999. Sales to subscription broadcasting service providers and OEMs increased by $23.0 million, or 34.2%, from $67.2 million in 1999 to $90.2 million in 2000, principally due to the continued deployment of digital set top boxes by our U.S. cable customers, growth in the European satellite service market and increased demand in the US and European OEM markets. Private label sales decreased by $2.3 million, or 20.5%, from $11.0 million in 1999 to $8.7 million in 2000, due to decreased demand for products in 2000.

Net sales from the retail lines (One For All® international retail, Eversafe and direct import) decreased $1.9 million, or 6.9%, from $26.9 million in 1999 to $25.0 million in 2000. Net sales from the retail lines accounted for approximately 20.1% of total 2000 net sales compared to 25.6% in 1999. One For All® international retail sales decreased by $1.5 million, or 6.0%, from $24.9 million in 1999 to $23.4 million in 2000 due primarily to reduced orders from major retail customers in England and Germany, and the unfavorable effect of the loss in value of the European currencies against the U.S. dollar. Revenue in the Eversafe line of products decreased by $0.5 million, or 93.8%, from $563,000 in 1999 to $35,000 in 2000 as the Company discontinued the sale of product in this direct domestic retail line. Direct import sales increased by $0.2 million or 13.0% from $1.4 million in 1999 to $1.6 million in 2000.

Gross profit was $51.6 million in 2000 as compared to $43.4 million in 1999, or 41.3% of net sales in both years.

Selling, general and administrative expenses increased to $33.3 million in 2000, compared to $30.4 million in 1999. As a percentage of net sales, selling, general and administrative expenses improved to 26.7% in 2000 compared to 28.9% in 1999. The increase was attributable to increased delivery and freight expenses, increased payroll and bonus-related costs, and increased professional fees, partially offset by reduced bad debt and telephone expenses. Delivery and freight expenses increased $1.4 million, from $1.5 million in 1999 to $2.9 million in 2000, primarily due to higher sales volumes and increased use of air shipments to meet customer demand. Employee payroll, bonus, and related fringe costs were $14.7 million in 2000 compared to $12.7 million in 1999, an increase of $2.0 million, principally due to additional hiring of personnel in technology development and sales as well as higher management bonuses and employee profit sharing payments based on our stronger performance in 2000. Professional fees primarily associated with our corporate development activity including acquisitions and evaluation of acquisition candidates resulted in an increase of $0.8 million to $1.7 million in 2000 compared to $0.9 million in 1999. We recorded income of $0.5 million as an offset to bad debt expense to reflect the settlement and collection of an older U.S. retail receivable, previously fully reserved. Telephone costs decreased by $0.5 million in 2000 compared to 1999 due primarily to rate reductions as a result of increased provider competition and the implementation of more efficient telephone systems and consumer support programs.

Interest income increased by $0.8 million in 2000 to $0.9 million as compared to $0.1 million in 1999, primarily due to interest earned on higher accumulated cash balances in 2000.

Other income increased by $457,000 to $500,000 in 2000 compared to $43,000 in 1999. This increase is primarily attributable to the favorable settlement of foreign currency exchange agreements we entered into to manage our exposure on cash flows arising from the devaluation of the European currencies against the U.S. dollar.

We recorded income tax expense of $8.1 million for 2000 compared to $5.4 million for the same period of 1999. The increase was due to improved results in 2000. Our effective tax rate was 41% for the years ended 2000 and 1999.

Liquidity and Capital Resources

Universal’s principal sources of funds are our operations and bank credit facilities. Cash provided by operating activities for 2001 was $19.7 million as compared to $11.4 million in 2000. The increase in cash flow is primarily due to a reduction in accounts receivable resulting from increased collections and a reduction in inventory levels.

On October 23, 1998, we entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association (“B of A”), which was amended on September 19, 2000 (the “Agreement”). Under the Agreement with B of A, we can choose from several interest rate options at our discretion. The interest rate in effect as of December 31, 2001 using the Fixed Rate option as defined in the Agreement, which is intended to approximate B of A’s cost of funds, plus an applicable margin, was 3.12%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on our net income before interest, taxes, depreciation and amortization. At December 31, 2001, the applicable margin was 1.25 percent. The agreement is collateralized by our cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles. We pay a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, our ability to pay cash dividends on our common stock is restricted and we are subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, we have authority under this credit facility to acquire up to 1,000,000 shares of our common stock in market purchases and, since the date of this Agreement, we have acquired approximately 410,600 shares of stock, at a cost of approximately $4,993,270, which we hold as treasury shares available for reissue. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of our import letters of credit. As of December 31, 2001, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. On March 23, 2002, this revolving line of credit expired with no amounts outstanding to the Bank. We intend to enter a new revolving credit agreement with the Bank on terms and conditions that are substantially similar to those set forth above and are in the process of finalizing an agreement.

During 2001, we purchased 301,600 shares of common stock on the open market at a cost of $4,428,770. There were no open market purchases of our common stock in 2000. We hold shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.

During 2001, we received proceeds of approximately $1.7 million from the exercise of stock options granted to our current and former employees, as compared to approximately $592,000 during 2000.

Capital expenditures in 2001, 2000 and 1999 were approximately $2.6, $2.8 million and $1.4 million, respectively. Annual capital expenditures relate primarily to acquiring product tooling each year.

On August 25, 2000, we completed our acquisition of a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, $143,000 was paid during 2001 and the remaining amount will be paid during 2002.

Effective July 1, 1999, we completed our acquisition of a remote control distributor in Spain for $750,000 in cash. During the first quarter of 1998, we acquired a remote control distributor in the United Kingdom for $3.0 million in cash, of which $1.7 million was paid in 1998 and the remaining $1.3 million was paid in 1999.

Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2001, we had $67.4 million of working capital compared to $58.3 million and $45.5 million at December 31, 2000 and 1999, respectively. The increase in working capital during 2001 is principally due to increases in accumulated cash and cash equivalents at December 31, 2001.

The following summarizes Universal’s contractual obligations at December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Other obligations represent the remaining payment for the acquisition of a remote control distributor in France, payments on our note payable and payments to one of our directors for services rendered. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 17” for additional information regarding related party transactions.

December 31, 2001
(In thousands)	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 year	years	years	5 years

Operating Leases	$1,530	$662	$662	$206
Other Obligations	$682	$420	$262	—	—

Total Contractual Cash Obligations	$2,212	$1,082	$924	$206	$—

It is Universal’s policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing capacity will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2002; however, there can be no assurance that this will occur.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. Except for business combinations initiated after June 30, 2001, the Company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002.

In accordance with SFAS No. 142, we will cease amortization on approximately $3.0 million of net unamortized goodwill beginning January 1, 2002. We recorded approximately $565,000 of amortization during 2001 and would have recorded approximately $565,000 of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. Currently, we do not expect to record an impairment charge upon completion of our initial impairment review. However, there can be no assurance that at the time the review is completed, a material impairment charge will not be recorded.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and applies to all long-lived assets, including discontinued operations. This statement also amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses the principle implementation issues. The Company is required to adopt the provisions of SFAS No. 144 no later than January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our results of operations or financial position.

Factors That May Affect Financial Condition And Future Results

We caution that the following important factors, among others (including but not limited to factors discussed below or in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed elsewhere in this Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our realization of tax benefits from various tax projects initiated from time to time, the continued strength of our balance sheet, our inability to continue selling our products or licensing our technologies at higher or profitable margins throughout 2002 and beyond; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the continued growth of the digital market; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

Dependence Upon Key Suppliers

Most of the components used in our products are available from multiple sources; however, we have elected to purchase integrated circuit components used in our products, principally our wireless control products, and certain other components used in our products, from two main sources, each of which provides in excess of ten percent (10%) of the Company’s microprocessors for use in our products. We have developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of our wireless controls. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors, which could have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely effect the our business until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

Our quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of our new product offerings and our competitors and product presentations and the loss or acquisition of any significant customers. Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, the growth in our subscription broadcasting and OEM products has outpaced the growth in our retail products and consequently, retail seasonality has and will continue to have much less of an effect on our revenue. Factors such as quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate substantially. In addition, we (i) may from time to time increase our operating expenses to fund greater levels of research and development, increase our sales and marketing activities, develop new distribution channels, improve our operational and financial systems and broaden our customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be materially adversely affected.

We may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations or financial condition. As a result, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

Due to all of the foregoing factors, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely effected.

Dependence on Consumer Preference

We are susceptible to fluctuations in our business based upon consumer demand for our products. We believe that our success depends in substantial part on our ability to anticipate, gauge and respond to such fluctuations in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for our products. Moreover, we caution that any increases in sales or growth in revenue that we achieve may be transitory and should by no means be construed to mean that such increases or growth will continue.

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the wireless control products market will depend in part upon our ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful in developing and marketing new products or in enhancing our existing products, or that such new or enhanced products will achieve consumer acceptance, and if achieved, will sustain that acceptance, that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our Company’s financial condition, results of operations and cash flows.

In addition, the introduction of new products that we may introduce in the future may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand its production capabilities.

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supplies our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. Although there were no customers that acquired more than ten percent of the our products in 2001, the future loss of any key customer either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers may have an adverse effect on our financial condition, results of operations and cash flows.

Competition

The wireless control industry is characterized by intense competition based primarily on product availability, price, and speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. Our competition is fragmented across our product lines, and accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that we and our product offerings will be and/or remain competitive or that any strategic alliances, if any, which we enter into will achieve the type, extent and amount of success or business that we expect or hope to achieve.

Potential for Litigation

As is typical in our industry and the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the fourth quarter of 2000, we filed lawsuits against four separate companies claiming that each of the four companies is infringing certain of our patents. Two of the lawsuits have been settled. In these actions, we are seeking money damages and injunctive relief. While it is the opinion of management that our products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation, including the matters discussed in this Annual Report on Form 10-K, could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations and cash flows.

Effects on Universal Due to International Operations

The risks of doing business in developing countries and economically volatile areas could adversely affect our operations, earnings and cash flows. Our expansion of sales into economically volatile areas, such as Asia-Pacific, Latin America and other emerging markets, subject us to a number of economic and other risks. Such risks include financial instability among customers in these regions, the volatility of economic conditions in countries dependent on exports from the United States and European markets, and political instability and potential conflicts among developing nations. We generally have experienced longer accounts receivable cycles in some established European markets as well as emerging international markets, in particular Latin America, when compared with the United States. We are also subject to any political and financial instability in the countries in which we operate, including inflation, recession, trade protection measures, local labor conditions, and unexpected changes in regulatory requirements, currency devaluation and interest rate fluctuations.

In 2000, we established a wholly owned subsidiary, One For All Argentina S.R.L., in Argentina for the support of our retail sales activities in Latin America, specifically in Argentina and Brazil. Net sales during 2001 were approximately $1.2 million. In early 2002, the United States dollar was eliminated as Argentina’s monetary benchmark, resulting in significant currency devaluation. As the functional currency in Argentina is the Argentinean peso and we anticipate that funds generated from collection of sales in Argentina will be maintained in Argentina, we do not anticipate that the elimination of the U.S. dollar as a monetary benchmark will result in a material adverse effect on our business. However, there can be no guarantee that economic circumstances in Argentina or elsewhere will not worsen, which could result in future effects on earnings should such events occur. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on our business and financial results. Continued weak global economic conditions could adversely impact our revenues and growth rate. During the year ended December 31, 2001, the information technology market weakened, first in the United States, then in Europe and Asia. Continued softness in these markets, particularly in the consumer and telecommunications sector, and purchasers’ uncertainty about the extent of the global economic downturn could result in lower demand for our products. While worsening economic conditions have had a slightly negative impact on revenues to date, revenues, gross margins and earnings could deteriorate significantly or our growth rate could be adversely impacted in the future as a result of economic conditions.

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business, financial position, results of operations and cash flows in the short or long-term in ways that cannot presently be predicted.

By operating our business in countries outside the United States, we are exposed to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse effect on our international operations, and consequently on our business, operating results, financial condition and cash flows. While we will continue to work toward minimizing any adverse effects of conducting our business abroad, no assurance can be made that we will be successful in minimizing any such effects.

Outlook

Our focus has been and will continue to be throughout 2002, the enhancement of our leadership position by developing custom products for our subscription broadcast and OEM customers, growing our capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies, and developing new platform products.

We will also continue to invest in our database of device codes by analyzing OEM products for inclusion into our library as we keep our commitment to maintaining a worldwide infrared code library. In addition to our device code database, we will continue to invest in novel intellectual property to fortify our position in the market.

We will seek ways to increase our customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and One For All international retail. We will continue to work on building stronger existing customer relationships by working with customers through joint surveys and product trials that will enable us to understand their needs. We intend to invest in new products and technology to meet our customer needs now and into the future.

We will also continue in 2002 to attempt to control our overall cost of doing business. We believes that through product design changes and our purchasing efforts, improvements in our gross margins and efficiencies in our selling, general and administrative expenses can be accomplished, although there can be no assurance that there will be any improvements to our gross margin or that we will achieve any cost savings through these efforts and if accomplished, that any such improvements or savings will be significant or maintained.

Also during 2002, we will continue to pursue our overall strategy of seeking out ways to operate all aspects of the Company more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and generally based on either the bank’s cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At December 31, 2001, we had no borrowings on our credit line. The interest rate in effect on the credit line using the bank’s cost of funds rate as the base as of December 31, 2001 was 3.12%. On March 23, 2002, this revolving line of credit expired with no amounts outstanding to the Bank. We intend to enter into a new revolving credit agreement with the Bank on terms and conditions substantially similar to the aforementioned agreement and are in the process of finalizing an agreement. We have wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, Dutch Guilders, British Pounds, German Marks, French Francs, Argentine Pesos and Spanish Pesetas thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect our sales, gross margins and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. We had no forward exchange contracts outstanding at December 31, 2001. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at December 31, 2001, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect. Because of the foregoing factors (Factors That May Affect Financial Condition and Future Results and Quantitative and Qualitative Disclosures About Market Risk), as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Universal Electronics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Orange County, California
January 22, 2002

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$34,270,403	$20,808,716
Accounts receivable, net	28,209,060	38,139,721
Inventories	16,699,494	18,847,336
Prepaid expenses and other current assets	829,233	1,111,387
Deferred income taxes	1,925,024	2,665,801
Income tax receivable	387,456	—

Total current assets	82,320,670	81,572,961
Equipment, furniture and fixtures, net	3,827,528	3,925,900
Goodwill and other intangible assets, net	6,093,516	6,898,074
Other assets	712,739	726,923
Deferred income taxes	1,750,312	642,200

Total assets	$94,704,765	$93,766,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,383,256	$12,845,860
Accrued income taxes	842,301	3,617,249
Accrued compensation	860,497	3,036,927
Other accrued taxes	515,376	292,709
Other accrued expenses	3,296,990	3,456,726

Total current liabilities	14,898,420	23,249,471
Note payable	104,114	163,245

Total liabilities	15,002,534	23,412,716

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 15,729,928 and 15,429,584 shares issued at December 31, 2001 and 2000, respectively	157,299	154,296
Paid-in capital	68,657,346	64,937,078
Accumulated other comprehensive income (loss)	(1,804,670)	(705,957)
Retained earnings	23,973,170	12,687,392
Deferred stock-based compensation	(308,093)	(29,260)

	90,675,052	77,043,549
Less cost of common stock in treasury, 1,943,304 and 1,647,892 shares at December 31, 2001 and 2000, respectively	10,972,821	6,690,207

Total stockholders’ equity	79,702,231	70,353,342

Total liabilities and stockholders’ equity	$94,704,765	$93,766,058

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,

	2001	2000	1999

Net sales	$119,029,715	$124,739,877	$105,091,183
Cost of sales	69,956,570	73,167,971	61,714,724

Gross profit	49,073,145	51,571,906	43,376,459
Selling, general and administrative expenses	33,064,604	33,330,047	30,408,321

Operating income	16,008,541	18,241,859	12,968,138
Interest income, net	(987,114)	(920,520)	(107,594)
Other income, net	(147,309)	(499,709)	(43,051)

Income before income taxes	17,142,964	19,662,088	13,118,783
Provision for income taxes	5,857,186	8,061,456	5,378,701

Net income	$11,285,778	$11,600,632	$7,740,082

Net income per share:
Basic	$0.82	$0.84	$0.58

Diluted	$0.78	$0.78	$0.55

Weighted average common stock outstanding:
Basic	13,844,391	13,742,635	13,311,594

Diluted	14,523,140	14,941,153	14,126,210

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock in			Accumulated	Retained
	Common Stock Issued		Treasury			Other	Earnings/	Deferred
					Paid-in	Comprehensive	(Accumulated	Stock-Based
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Compensation	Totals

Balance at December 31, 1998	14,453,214	$144,532	(1,659,210)	$(6,736,156)	$57,899,173	$(121,753)	$(6,653,322)	$—	$44,532,474

Comprehensive income:
Net income	—	—	—	—	—	—	7,740,082	—	7,740,082
Currency translation adjustment	—	—	—	—	—	(115,025)	—	—	(115,025)

Total comprehensive income									7,625,057
Shares issued for employee retirement plan	20,222	202	—	—	194,719	—	—	—	194,921
Stock options exercised	835,918	8,359	—	—	3,027,862	—	—	—	3,036,221
Shares issued to Directors	—	—	6,826	27,712	23,313	—	—	—	51,025
Restricted stock grants	7,950	80	—	—	107,633	—	—	(107,713)	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	24,596	24,596
Income tax benefit related to the exercise of non-qualified stock options	—	—	—	—	3,046,903	—	—	—	3,046,903

Balance at December 31, 1999	15,317,304	153,173	(1,652,384)	(6,708,444)	64,299,603	(236,778)	1,086,760	(83,117)	58,511,197

Comprehensive income:
Net income	—	—	—	—	—	—	11,600,632	—	11,600,632
Currency translation adjustment	—	—	—	—	—	(469,179)	—	—	(469,179)

Total comprehensive income									11,131,453
Shares issued for employee retirement plan	14,216	142	—	—	293,230	—	—	—	293,372
Stock options exercised	97,864	979	—	—	591,096	—	—	—	592,075
Shares issued to Directors	—	—	4,492	18,237	76,342	—	—	—	94,579
Restricted stock grants	200	2	—	—	4,398	—	—	53,857	58,257
Income tax benefit related to the exercise of non- qualified stock options	—	—	—	—	477,206	—	—	—	477,206
Adjustment to fair value of warrant issued to a customer	—	—	—	—	(804,797)	—	—	—	(804,797)

Balance at December 31, 2000	15,429,584	154,296	(1,647,892)	(6,690,207)	64,937,078	(705,957)	12,687,392	(29,260)	70,353,342

Comprehensive income:
Net income							11,285,778		11,285,778
Currency translation adjustment						(1,098,713)			(1,098,713)

Total comprehensive income									10,187,065
Shares issued for employee retirement plan	17,617	176			314,558				314,734
Purchase of treasury shares			(301,600)	(4,428,771)					(4,428,771)
Stock options exercised	284,497	2,845			1,746,707				1,749,552
Shares issued to Directors			6,188	27,779	82,239				110,018
Restricted stock grants	(1,770)	(18)		118,378	165,034			(278,833)	4,561
Income tax benefit related to the exercise of non- qualified stock options					1,411,730				1,411,730

Balance at December 31, 2001	15,729,928	$157,299	(1,943,304)	$(10,972,821)	$68,657,346	$(1,804,670)	$23,973,170	$(308,093)	$79,702,231

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

Cash provided by operating activities:
Net income	$11,285,778	$11,600,632	$7,740,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,100,190	3,784,586	3,616,267
Provision for doubtful accounts	337,257	(91,493)	1,504,275
Deferred income taxes	(193,786)	2,219,896	1,206,451
Tax benefit from exercise of stock options	1,411,730	477,206	3,046,903
Other	429,313	446,209	246,914
Changes in operating assets and liabilities:
Accounts receivable	8,373,931	(10,964,373)	(5,518,015)
Inventory	2,147,843	(4,993,472)	1,340,245
Prepaid expenses and other assets	(119,347)	861,258	(369,755)
Accounts payable and accrued expenses	(5,507,720)	5,798,588	3,808,594
Accrued income and other taxes	(2,546,057)	2,300,898	853,731

Net cash provided by operating activities	19,719,132	11,439,935	17,475,692

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(2,565,420)	(2,751,440)	(1,441,601)
Payments for businesses acquired	(143,000)	(1,493,926)	(2,050,000)
Acquisition of intangible assets	(631,841)	(486,737)	(321,447)

Net cash used for investing activities	(3,340,261)	(4,732,103)	(3,813,048)

Cash provided by (used for) financing activities:
Short-term bank borrowing	—	—	10,810,000
Short-term bank payments	—	—	(15,596,293)
Payments on note payable	(50,421)	(60,910)	—
Proceeds from stock options exercised	1,749,552	592,075	3,036,221
Treasury stock purchased	(4,428,771)	—	—

Net cash provided by (used for) financing activities	(2,729,640)	531,165	(1,750,072)

Effect of exchange rate changes on cash	(187,544)	283,500	(115,025)

Net increase in cash and cash equivalents	13,461,687	7,522,497	11,797,547
Cash and cash equivalents at beginning of year	20,808,716	13,286,219	1,488,672

Cash and cash equivalents at end of year	$34,270,403	$20,808,716	$13,286,219

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Universal develops and markets easy-to-use, pre-programmed universal wireless control devices and technologies principally for home video and audio entertainment equipment. The Company sells its wireless control products and proprietary technologies to private label customers, original equipment manufacturers, retail businesses, and companies involved in the subscription broadcasting industry. The Company also sells its wireless control products through its wholly owned subsidiaries and distributors internationally under the One for All® brand name.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and significant transactions have been eliminated in the consolidated financial statements.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventories, valuation of long-lived assets, intangible assets and goodwill, and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue on the sale of products when title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, collectibility is reasonably assured and customer acceptance criteria have been successfully demonstrated. Product revenue is recognized upon shipment when the customer acceptance can be demonstrated prior to shipment. For sales of new products or when the customer acceptance criteria cannot be demonstrated prior to shipment, revenue and the related cost of goods sold are deferred until customer acceptance. For the majority of the Company’s sales, recognition occurs when products are shipped. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management specifically analyzes accounts receivables and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the period. Resulting translation adjustments are recorded in a separate component of stockholders’ equity, “Accumulated other comprehensive income.”

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less.

Inventories

Inventories consisting of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about the future demand and market conditions.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Tooling and equipment are depreciated over two to seven years. Furniture and fixtures are depreciated over five to seven years. Leasehold improvements are amortized over the terms of the related leases. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

Long-Lived Assets, Goodwill and Other Intangible Assets

The Company assesses the impairment of long-lived assets, goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value. When the Company determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, and based on the carrying value of the asset being less than the undiscounted cash flows, the Company measures an impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

Income Taxes

Income tax expense includes U.S. and international income taxes. Deferred income taxes are provided utilizing an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. The Company evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowances quarterly.

Research and Development

Research and development expenditures are expensed as incurred. Research and development expense was $4,200,000, $3,284,000, and $2,863,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,470,141, $1,282,519 and $1,263,344 for the years ended December 31, 2001, 2000, and 1999, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs in selling, general and administrative expenses. Shipping and handling costs amounted to $2,205,033, $2,946,505 and $1,525,817 for the years ended December 31, 2001, 2000 and 1999, respectively.

Accounting Policy for Derivatives

The Company enters into foreign currency option-based arrangements with contract terms normally lasting less than six months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to existing assets denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound Sterling. The Company had no foreign exchange contracts outstanding at December 31, 2001. The Company does not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by the Company as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation utilized in the year ended December 31, 2001.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. Except for business combinations initiated after June 30, 2001, The Company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002.

In accordance with SFAS No. 142, effective January 1, 2002, the Company will cease amortization of approximately $3.0 million of net unamortized goodwill. The Company recorded approximately $565,000 of amortization during 2001 and would have recorded approximately $565,000 of amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review during the second quarter of 2002. Currently, the Company does not expect to record an impairment charge upon completion of the initial impairment review.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and applies to all long-lived assets, including discontinued operations. This statement also amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale as well as addresses the principle implementation issues. The Company is required to adopt the provisions of SFAS No. 144 no later than January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s results of operations or financial position.

Note 3 — Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated on the basis of cost and are amortized on a straight-line basis over the estimated future periods to be benefited. Other intangible assets consist primarily of patents and trademarks. The amortization periods range from five to ten years. At December 31, 2001, 2000, and 1999, accumulated amortization was $4,804,335, $3,354,613 and $2,098,780, respectively. Amortization expense was $ 1,436,399, $1,262,141, and $1,339,799 for the years ended December 31, 2001, 2000, and 1999, respectively.

Acquisitions

On August 25, 2000, the Company completed its acquisition of a remote control distributor in France for approximately $1.8 million, of which $1,494,000 was paid during 2000 and $143,000 was paid during 2001. The remaining amount will be paid in installments during 2002.

Effective July 1, 1999, the Company completed its acquisition of a remote control distributor in Spain for $750,000 in cash.

During the first quarter of 1998, the Company acquired a remote control distributor in the United Kingdom for $3.0 million, of which $1.7 million was paid in 1998 and the remaining $1.3 million was paid in 1999.

The excess of the aggregate purchase prices for these acquisitions over the fair market value of net assets acquired is recorded as goodwill.

Note 4 — Accounts Receivable

Accounts receivable consist of the following:

	December 31,

	2001	2000

Accounts receivable, gross	$30,010,312	$39,819,821
Allowance for doubtful accounts	(1,801,252)	(1,680,100)

	$28,209,060	$38,139,721

Note 5 — Inventories

Inventories consist of the following:

	December 31,

	2001	2000

Components	$8,525,412	$10,079,116
Finished goods	8,174,082	8,768,220

	$16,699,494	$18,847,336

The Company carries inventory in amounts necessary to satisfy certain of its customers’ inventory requirements on a timely basis. New product innovations and technological advances may shorten a given product’s life cycle. Management continually monitors the inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand.

Note 6 — Equipment, Furniture and Fixtures

Equipment, furniture and fixtures consist of the following:

	December 31,

	2001	2000

Tooling	$4,914,626	$5,781,477
Equipment	5,174,601	4,703,982
Furniture and fixtures	1,038,223	926,193
Leasehold improvements	1,145,016	1,115,941

	12,272,466	12,527,593
Accumulated depreciation	(8,444,938)	(8,601,693)

	$3,827,528	$3,925,900

Depreciation expense was $2,663,791, $2,522,445, and $2,276,468 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 7 — Revolving Credit Line

On October 23, 1998, the Company entered into a $15 million revolving credit agreement with Bank of America National Trust and Savings Association (“B of A”), which was amended on September 19, 2000 (the “Agreement”). Under the Agreement with B of A, the Company can choose from several interest rate options at its discretion. The interest rate in effect as of December 31, 2001 using the Fixed Rate option as defined in the Agreement, which is intended to approximate B of A’s cost of funds, plus an applicable margin, was 3.12%. The applicable margin varies with a range from 1.25% to 2.00% per annum depending on the Company’s net income before interest, taxes, depreciation and amortization. At December 31, 2001, the applicable margin was 1.25 percent. The revolving credit facility, originally expiring on October 23, 2001 was extended to March 23, 2002. The agreement is collateralized by the Company’s cash and cash equivalents, accounts receivable, inventory, equipment, and general intangibles of the Company. The Company pays a commitment fee of a maximum rate of 3/16 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, the Company’s ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions. However, the Company has authority under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases and, since the date of this Agreement, the Company has acquired approximately 410,600 shares of stock, at a cost of approximately $4,993,270, which it holds as treasury shares and are available for reissue by the Company. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of the Company’s import letters of credit. The Company intends to enter into another similar revolving credit agreement with the Bank on terms and conditions that are substantially similar to those set forth above and is currently in the process of finalizing an agreement.

The Company had no amounts outstanding under the revolving credit facility and no import letters of credit outstanding at December 31, 2001, 2000 and 1999. Total interest paid was $0, $0, and $28,422 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 8 — Financial Instruments

The Company’s financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable and accounts payable, as well as obligations under the credit facility described above. The carrying values of these instruments approximate fair value because of their short maturity.

The Company enters into foreign currency forward exchange contracts with contract terms normally lasting six months or less, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to existing assets denominated in a foreign currency. Derivative instruments are carried on the consolidated balance sheets at fair value and the related gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings. At December 31, 2001, the Company had no outstanding forward exchange contracts.

Note 9 — Stockholders’ Equity

Fair Price Provisions and Other Anti-Takeover Measures

The Company’s Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions (“fair price” provision). Any of these provisions could delay or prevent a change in control of the Company.

The “fair price” provisions require that holders of at least two-thirds of the outstanding shares of voting stock approve certain business combinations and significant transactions with interested stockholders.

Treasury Stock

During 2001, 301,600 shares of common stock were purchased by the Company on the open market at a cost of $4,428,770. During 2000 and 1999, no company stock was purchased by the Company. These shares are recorded as shares held in treasury at cost. The shares will generally be held by the Company for future use as management and the Board of Directors shall deem appropriate. In addition, some of these shares will be used by the Company to compensate the outside directors of the Company. During 2001, 2000, and 1999, 6,188, 4,492, and 6,826, shares, respectively, were issued to the outside directors.

Warrant Issued to Customer

On November 9, 1998, the Company entered into an exclusive supply agreement with a customer. As a result of this agreement, the Company issued a warrant entitling the customer to purchase up to 600,000 shares of the Company’s common stock at $6.3125 per share. In 1999, based on the expected number of shares to be issued, the fair value of this warrant of $1,006,000 was recorded as additional paid in capital of the Company with a corresponding increase in other assets. The fair value of the warrant was determined using the Black-Scholes Model. The following assumptions were used for the warrant: risk-free interest rate of approximately 4.84%; expected volatility of approximately 48.11%; and expected life of five years. During 2000, the value of the warrant was adjusted by approximately $805,000. Subject to achieving the minimum purchase requirements of the warrant, the warrant was scheduled to vest 50% on January 1, 2003 and 50% on January 1, 2004. In 2001, 2000 and 1999, the customer failed to purchase the minimum requirement each year and thus, the warrant expired and the customer forfeited its right to acquire up to 600,000 shares of Company common stock.

Restricted Stock Awards

On July 11, 2001, as compensation for the outside directors for the three year period commencing July 1, 2001, the Company granted each director restricted shares with a fair market value equivalent to approximately $84,000. These restricted shares have been recorded in a separate component of stockholders’ equity and are being amortized over their three-year vesting period. Each calendar quarter, 1/12 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense amounted to $56,017 in 2001.

During the year ended December 31, 1999, a total of 7,950 restricted shares of the Company’s common stock were reserved for issuance to certain employees. The restricted shares vest over a two-year period and had a market value of $107,713 at the award date. These awards have been recorded in a separate component of stockholders’ equity. The carrying value of the restricted stock grants is being amortized over the two-year vesting period. Amortization expense amounted to $29,260, $53,857 and $24,596 in 2001, 2000 and 1999, respectively.

Note 10 — Stock Options

1993 Stock Incentive Plan

On January 19, 1993, the 1993 Stock Incentive Plan (“1993 Plan”) was approved. Under the 1993 Plan, 400,000 shares of common stock are reserved for the granting of incentive and other stock options to officers, key employees and non-affiliated directors. The 1993 Plan provides for the granting of incentive and other stock options through January 19, 2003. All options outstanding at the time of termination of the 1993 Plan shall continue in full force and effect in accordance with their terms. The option price for incentive stock options and non-qualified stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. The 1993 Plan also provides for the award of stock appreciation rights subject to terms and conditions specified by the Compensation Committee. No stock appreciation rights have been awarded under this 1993 Plan.

1995 Stock Incentive Plan

On May 19, 1995, the 1995 Stock Incentive Plan (“1995 Plan”) was approved. Under the 1995 Plan, 800,000 shares of common stock are available for distribution to the Company’s key officers, employees and non-affiliated directors. The 1995 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 19, 2005, unless otherwise terminated by resolution of the Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1995 Plan.

1996 Stock Incentive Plan

On December 1, 1996, the 1996 Stock Incentive Plan (“1996 Plan”) was approved. Under the 1996 Plan, 800,000 shares of common stock are available for distribution to the Company’s key officers and employees. The 1996 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007, unless otherwise terminated by the resolution of the Company’s Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1996 Plan.

1998 Stock Incentive Plan

On May 27, 1998, the 1998 Stock Incentive Plan (“1998 Plan”) was approved. Under the 1998 Plan, 630,000 shares of common stock are available for distribution to the Company’s key officers and employees. The 1998 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 27, 2008, unless otherwise terminated by resolution of the Company’s Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1998 Plan.

1999 Stock Incentive Plan

On January 27, 1999, the 1999 Stock Incentive Plan (“1999 Plan”) was approved. Under the 1999 Plan, 630,000 shares of common stock are available for distribution to the Company’s key officers and employees. The 1999 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through January 27, 2009, unless otherwise terminated by resolution of the Company’s Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999 Plan.

1999A Stock Incentive Plan

On October 7, 1999, the 1999A Nonqualified Stock Plan (“1999A Plan”) was approved and on February 1, 2000, the 1999A Plan was amended. Under the 1999A Plan, 1,000,000 shares of common stock are available for distribution to the Company’s key officers and employees. The 1999A Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through October 7, 2009, unless otherwise terminated by resolution of the Company’s Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999A Plan.

The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value on the date of the grant. In October 1995, Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), was issued. The Company adopted the disclosure requirements of this Statement in 1996 and accordingly, had compensation expense been determined consistent with SFAS No. 123, the Company’s 2001 net income and basic and diluted earnings per share would have been $8,915,566, $0.64 and $0.61, respectively. The Company’s 2000 net income and basic and diluted earnings per share would have been $9,818,172, $0.71 and $0.66, respectively. The Company’s 1999 net income and basic and diluted earnings per share would have been $6,627,088, $0.50 and $0.47, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 2001, 2000, and 1999, respectively: risk-free interest rate of approximately 4.85%, 6.18%, and 5.56%; expected volatility of approximately 63.06%, 62.61%, and 51.75%; expected life of five years for 2001, 2000, and 1999; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted in 2001, 2000, and 1999 was $10.43, $11.35, and $9.95.

The following table summarizes the changes in the number of shares of common stock under option:

	2001		2000		1999

	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding at beginning of year	2,455	$10.29	2,142	$7.89	1,688	$4.29
Granted	153	18.08	484	19.93	1,352	9.58
Exercised	(284)	6.15	(98)	6.05	(836)	3.63
Expired and/or forfeited	(64)	13.79	(73)	9.41	(62)	4.31

Outstanding at end of year	2,260	$11.28	2,455	$10.29	2,142	$7.89

Options exercisable at year-end	1,076		749		181

Significant option groups outstanding at December 31, 2001 and related weighted average price and life information follows:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	At 12/31/01	Contractual Life	Price	At 12/31/01	Price

$2.16 to $5.94	496,150	6.27	$4.99	328,150	$4.92
6.19 to 10.53	443,416	7.05	7.44	270,583	7.43
11.02 to 16.90	731,300	7.85	11.13	355,467	11.03
18.38 to 22.78	589,125	8.73	19.66	121,958	19.89

$2.16 to $22.78	2,259,991	7.58	$11.28	1,076,158	$9.26

Note 11 — Significant Customers and Suppliers

During 2001, there were no customers with sales exceeding 10% of total Company sales. For each of the two years ended December 31, 2000 and 1999, the Company had annual sales to two customers that individually exceeded 10% of total Company sales. The sales to these customers amounted to $15.9 million and $13.6 million in 2000 and $12.2 million and $10.8 million in 1999. Trade receivables with the previously mentioned customers amounted to $7.0 million and $2.1 million at December 31, 2000 and 1999, respectively.

Trade receivables subject the Company to a concentration of credit risk. The risk is mitigated due to the large number of customers comprising the Company’s customer base, the relative size and strength of most of The Company’s customers and the Company’s performance of ongoing credit evaluations.

The Company utilizes third-party manufacturers in the Far East, Mexico and the United States to produce its wireless control products. The number of third party manufacturers or suppliers that provided the Company in excess of 10% of the Company’s wireless control products and/or components were three, three, and two for 2001, 2000, and 1999, respectively. These manufacturers collectively represented 43%, 45% and 30% of the Company’s manufacturing services and components in 2001, 2000 and 1999, respectively. Additionally, the Company currently purchases a significant portion of its integrated circuit chips from two vendors.

Note 12 — Leases

The Company leases office and warehouse space and certain office equipment under operating leases. Rental expense under operating leases was $1,010,896, $900,849, and $953,475 for the years ended December 31, 2001, 2000, and 1999, respectively.

The following summarizes future minimum non-cancelable operating lease payments at December 31, 2001:

Year ending December 31:	Amount

2002	$661,390
2003	551,872
2004	110,263
2005	61,862
2006 and beyond	144,371

Total lease commitments	$1,529,758

Note 13 — Employee Benefit Plans

The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. The Company’s match was increased from 25% to 50% of participants’ contributions effective April 22, 1999 and the expense recorded for the years ended December 31, 2001, 2000 and 1999 amounted to $283,352, $292,388 and $200,236, respectively. The Company’s match in 2001, 2000, and 1999 was in the form of newly issued shares of common stock of the Company.

Note 14 — Income Taxes

In 2001, 2000, and 1999, pretax income was attributed to the following jurisdictions:

	Year Ended December 31,

	2001	2000	1999

Domestic operations	$19,164,817	$19,393,318	$13,032,767
Foreign operations	(2,021,853)	268,770	86,016

Total	$17,142,964	$19,662,088	$13,118,783

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,

	2001	2000	1999

Current tax expense:
U.S. federal	$5,402,319	$4,060,306	$3,458,002
State and local	582,700	1,687,181	685,003
Foreign	65,953	94,073	29,245

Total current	6,050,972	5,841,560	4,172,250

Deferred tax expense:
U.S. federal	322,750	2,205,254	1,004,848
State and local	95,800	14,642	201,603
Foreign	(612,336)	—	—

Total deferred	(193,786)	2,219,896	1,206,451

Total provision	$5,857,186	$8,061,456	$5,378,701

The Company made income tax payments of $7,801,643, $2,578,766 and $726,857 in 2001, 2000 and 1999, respectively.

Net deferred tax assets (liabilities) comprised the following at December 31:

	2001	2000	1999

Inventory reserves	$468,496	$1,043,041	$660,310
Allowance for doubtful accounts	577,218	609,913	738,390
Capitalized inventory costs	259,161	310,507	218,855
NOL and credit carry forwards	612,336	—	2,983,469
Amortization of intangibles	649,923	537,593	421,701
State taxes	115,403	321,133	78,106
Depreciation	105,612	—	—
Other	887,187	524,352	612,462

Gross deferred tax assets	3,675,336	3,346,539	5,713,293

Depreciation	—	(38,538)	(185,396)

Gross deferred tax liabilities	—	(38,538)	(185,396)

	$3,675,336	$3,308,001	$5,527,897

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,

	2001	2000	1999

Tax provision at statutory U.S. rate
Increase (decrease) in tax provision resulting from:	$6,000,037	$6,882,000	$4,460,386
State and local taxes, net	480,505	1,150,860	782,280
Foreign tax rate differential	76,669	—	—
Nondeductible items	19,316	22,777	28,763
Federal research and development credits	(416,695)	—	—
Other	(302,646)	5,819	107,272

Tax provision as above	$5,857,186	$8,061,456	$5,378,701

No income taxes have been provided on the undistributed earnings of foreign subsidiaries as the earnings are expected to be permanently reinvested in the foreign operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company’s foreign operations is not practicable.

Note 15 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the year ended December 31, 2001, approximately 589,000 stock options, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended

	December 31, 2001	December 31, 2000	December 31, 1999

BASIC
Net Income	$11,286	$11,601	$7,740

Weighted-average common shares outstanding	13,844	13,743	13,312

Basic earnings per share	$0.82	$0.84	$0.58

DILUTED
Net Income	$11,286	$11,601	$7,740

Weighted-average common shares outstanding for basic	13,844	13,743	13,312
Dilutive effect of stock options and restricted stock	679	1,198	814
Weighted-average common shares outstanding on a diluted basis	14,523	14,941	14,126
Diluted earnings per share	$0.78	$0.78	$0.55

Note 16 — Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the development and marketing of universal wireless controls and related products principally for video and audio entertainment equipment. The Company’s customers consist primarily of international retailers and distributors, private label customers, original equipment manufacturers and subscription broadcast operators.

The Company’s operations by geographic area are presented below:

	2001	2000	1999

Net Sales
United States	$81,013,675	$82,292,109	$70,067,412
Netherlands	12,703,846	19,013,186	10,118,979
United Kingdom	8,723,896	7,511,173	8,889,076
France	5,232,039	3,614,776	3,908,861
Germany	2,686,711	5,227,083	6,467,420
All Other	8,669,548	7,081,550	5,639,435

Total Net Sales	$119,029,715	$124,739,877	$105,091,183

Identifiable Assets
United States	$6,509,690	$6,590,934	$7,617,945
All Other Countries	4,124,093	4,959,963	4,005,430

Total Identifiable Assets	$10,633,783	$11,550,897	$11,623,375

Specific identification was the basis used for attributing revenues from external customers to individual countries. Foreign currency exchange gains of $113,946, $512,623, and $30,344 were included in the determination of net income for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 17 — Related Party Transactions

In August 2001, the Company entered into a 30-month consulting agreement with one of its directors, under which the director will receive $600,000 for services rendered. This agreement expires in February 2004.

Note 18 — Commitments and Contingent Liabilities

The Company is a party to lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability or recovery, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows, or financial condition.

Supplementary Data

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2001 and 2000.

	2001

	March	June	September	December
	31,	30,	30,	31,

Net sales	$31,022,723	$29,107,281	$31,030,337	$27,869,374
Gross profit	13,309,998	12,133,186	12,656,019	10,973,942
Operating income	4,003,579	3,694,786	4,188,769	4,121,407
Net income	$2,541,169	$2,316,673	$2,798,142	$3,629,794

Net income per share:
Basic	$0.18	$0.17	$0.20	$0.26

Diluted	$0.17	$0.16	$0.19	$0.25

Weighted average common stock outstanding:
Basic	13,818,075	13,926,002	13,867,913	13,766,966

Diluted	14,587,560	14,704,618	14,435,241	14,366,529

	2000

	March	June	September	December
	31,	30,	30,	31,

Net sales	$22,664,092	$28,291,338	$34,979,256	$38,805,191
Gross profit	9,678,066	11,454,242	14,277,627	16,161,971
Operating income	1,536,816	3,290,726	5,638,890	7,775,427
Net income	$1,034,435	$2,144,411	$3,638,428	$4,783,358

Net income per share:
Basic	$0.08	$0.16	$0.26	$0.35

Diluted	$0.07	$0.14	$0.24	$0.33

Weighted average common stock outstanding:
Basic	13,695,000	13,743,000	13,759,000	13,776,000

Diluted	15,063,000	15,066,000	15,112,000	14,526,000

UNIVERSAL ELECTRONICS INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

		Additions
	Balance at	Charged to	Write-offs	Balance at
	Beginning of	Costs and	And	End of
Description	Period	Expenses	Deductions	Period

Valuation account for accounts receivable:
Year Ended December 31, 2001	$1,680,100	$337,257	$216,105	$1,801,252
Year Ended December 31, 2000	$1,879,931	$(91,493)	$108,338	$1,680,100
Year Ended December 31, 1999	$1,611,468	$1,504,275	$1,235,812	$1,879,931

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K with respect to the directors of the Company will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The following summarizes the Company’s equity compensation plan at December 31, 2001.

Equity Compensation Plan Information

	(a)	(b)	(c)

Number of
	Securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column(a))

Equity compensation plans approved by security holders	1,335,441	$9.56	108,931
Equity compensation plans not approved by security holders	924,550	13.77	34,000
Total	2,259,991	$11.28	142,931

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements — Note 10” for a description of each of the Company’s stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	List of Financial Statements
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Index to Consolidated Financial Statements” for a list of the consolidated financial statements included herein.

(a)(2)	List of Financial Statement Schedules
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Index to Consolidated Financial Statements” for a list of the consolidated financial statement schedules included herein.

(a)(3)	List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:
See EXHIBIT INDEX at page 50 to Form 10-K.

(b)	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 27th day of March, 2002.

UNIVERSAL ELECTRONICS INC.

By:/s/Paul D. Arling

Paul D. Arling
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Paul D. Arling and Robert P. Lilleness as true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE

Paul D. Arling Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Paul D. Arling

Robert P. Lilleness President and Chief Operating Officer	/s/ Robert P. Lilleness

Mark Z. Belzowski Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	/s/ Mark Z. Belzowski

Camille Jayne Director	/s/ Camille Jayne

David Beddow Director	/s/ David Beddow

Bruce A. Henderson Director	/s/ Bruce A. Henderson

William C. Mulligan Director	/s/ William C. Mulligan

J. C. Sparkman Director	/s/ J.C. Sparkman

EXHIBIT INDEX

Exhibit
Number	Document Description

2.1	Asset Purchase Agreement dated September 1, 1998 by and among Universal Electronics Inc., H&S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 2.1 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

2.2	Contract for Sale of Participations of Unimand Espana, S.L. dated June 30, 1999 by and among Universal Electronics, BV and Diffusion Artistique et Musicale D.A.M. S.A. and Mr. Francisco Muro (Incorporated by reference to Exhibit 2.2 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044)

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

4.1	Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration filed on or about June 5, 1995)

4.2	Form of Certificate of Designation and Terms of Participating Preferred Stock of Universal Electronics Inc., included as Exhibit A to the Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Company’s Form 8-A Registration filed on or about June 5, 1995)

4.3	Form of Rights Certificate and of Election to Exercise, included as Exhibit B to the Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (incorporated by reference to Exhibit 3 to the Company’s Form 8-A Registration filed on or about June 5, 1995)

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

10.2	Form of Secured Promissory Note by and between Universal Electronics Inc. and certain employees used in connection with loans made to the employee to enable them to make open market purchases of shares of Universal Electronics Inc. Common Stock (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

10.3	Form of Stock Pledge Agreement by and between Universal Electronics Inc. and certain employees used in connection with loans made to the employees to enable them to make open market purchases of shares of Universal Electronics Inc. Common Stock (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21044))

10.4	Loan and Security Agreement dated November 21, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

10.5	Copy of Promissory Note dated November 21, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.21 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

Exhibit
Number	Document Description

10.6	Commercial Letters of Credit Master Agreement dated November 21, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

10.7	Intercreditor Agreement dated November 21, 1995 by and between The Provident Bank and Society National Bank and acknowledged and agreed to by Universal Electronics Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

10.8	Lockbox Service Contract dated November 10, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

*10.9	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.10	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.11	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

10.12	First Amendment to Loan and Security Agreement dated July 31, 1996 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.13	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.14	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.15	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.16	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

Exhibit
Number	Document Description

10.17	Second Amendment to Loan and Security Agreement dated January 24, 1997 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

10.18	Lease dated November 1, 1997 by and between Universal Electronics Inc. and Warland Investments Company (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

10.19	Letter Agreement in Principal dated March 18, 1998 by and between Universal Electronics Inc. and The Provident Bank further amending that certain Loan and Security Agreement (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.20	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.21	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.22	Agreement for Purchase and Sale of Property dated May 29, 1998 by and between Universal Electronics Inc., and Duke Realty Limited Partnership (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.23	Agreement dated August 12, 1998 by and between Universal Electronics Inc., and David M. Gabrielsen (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.24	Stock Acquisition Representations and Covenants Certificate dated September 1, 1998 from H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.25	Non-Compete Agreement dated September 1, 1998 by and among Universal Electronics Inc., H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.26	Consulting Agreement dated September 1, 1998 by and between Universal Electronics Inc. and J.C. Sparkman (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.27	Revolving Loan and Security Agreement dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

Exhibit
Number	Document Description

10.28	Copy of Revolving Note dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.29	Patent and Trademark Collateral Assignment dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.30	Purchase Agreement dated November 8, 1998 by and between Universal Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.31	Warrant dated November 9, 1998 by and between Universal Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.32	Agreement dated January 30, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and Euro quality Assurance Ltd. And T. Maeizumi (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.33	Agreement dated February 3, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc., Strand Europe Ltd. and Ashok Suri (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.34	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.35	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.36	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.37	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

Exhibit
Number	Document Description

*10.38	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

10.39	First Amendment to Revolving Loan and Security Agreement dated September 19, 2000 by and between Universal Electronics Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

*10.40	Executive Officer Employment Agreement dated October 27, 2000 by and between Universal Electronics Inc. and Camille Jayne (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

*10.41	Nonqualified Stock Option Agreement dated August 24, 2000 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

*10.42	Form of First Amendment to Stock Option Agreement dated October 27, 2000 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

*10.43	Executive Officer Employment Agreement dated October 27, 2000 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

10.44	Purchase Agreement dated August 25, 2000 by and between Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and DAM Company (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 28, 2001 (File No. 0-21044))

10.45	Extension of Revolving Loan and Security Agreement dated October 23, 2001 by and between Universal Electronics Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

10.46	Termination Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

10.47	Consulting Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.48	Form of Executive Officer Employment Agreement dated May 14, 2001 by and between Universal Electronics Inc. and Robert P. Lilleness (filed herewith)

Exhibit
Number	Document Description

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

•     Management contract or compensation plan or arrangement identified pursuant to Item 14(c) of Form 10-K.