Form 10-Q
period 2002-03-31
UNIVERSAL ELECTRONICS INC
filed 2002-05-15
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ .

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

Yes   [X]                 No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date —13,813,529 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at March 31, 2002.

UNIVERSAL ELECTRONICS INC.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets	3
	Consolidated Income Statements	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

Signature		17

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$37,311	$34,270
Accounts receivable, net	23,165	28,209
Inventories	17,483	16,700
Prepaid expenses and other current assets	1,199	829
Deferred income taxes	1,925	1,925
Income tax receivable	387	387

Total current assets	81,470	82,320
Equipment, furniture and fixtures, net	3,875	3,828
Goodwill and other intangible assets, net	6,272	6,094
Other assets	765	713
Deferred income taxes	1,750	1,750

Total assets	$94,132	$94,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,375	$9,383
Accrued income taxes	129	842
Accrued compensation	1,170	861
Other accrued expenses	3,571	3,812

Total current liabilities	14,245	14,898
Notes payable	86	104

Total liabilities	14,331	15,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 15,754,717 and 15,729,928 shares issued at March 31, 2002 and December 31, 2001, respectively	158	157
Paid-in capital	68,872	68,657
Accumulated other comprehensive income (loss)	(2,624)	(1,804)
Retained earnings	24,648	23,973
Deferred stock-based compensation	(281)	(308)
Common stock in treasury, 1,941,188 and 1,943,304 shares at March 31, 2002 and December 31, 2001, respectively	(10,972)	(10,972)

Total stockholders’ equity	79,801	79,703

Total liabilities and stockholders’ equity	$94,132	$94,705

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Net sales	$23,411	$31,023
Cost of sales	13,995	17,713

Gross profit	9,416	13,310
Selling, general and administrative expenses	8,525	9,307

Operating income	891	4,003
Interest income, net	(117)	(274)
Other expense (income), net	(31)	42

Income before income taxes	1,039	4,235
Provision for income taxes	364	1,694

Net income	$675	$2,541

Net income per share:
Basic	$0.05	$0.18

Diluted	$0.05	$0.17

Weighted average common stock outstanding:
Basic	13,800	13,818

Diluted	14,370	14,588

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Cash provided by operating activities:
Net income	$675	$2,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	906	1,051
Other	89	113
Changes in operating assets and liabilities:
Accounts receivable	4,626	9,550
Inventory	(783)	(3,423)
Prepaid expenses and other assets	(434)	(141)
Accounts payable and accrued expenses	643	(2,266)
Accrued income and other taxes	(1,203)	(1,312)

Net cash provided by operating activities	4,519	6,113

Cash used for investing activities:
Acquisition of fixed assets	(729)	(509)
Payments for businesses acquired	(44)	(33)
Acquisition of intangible assets	(403)	(7)

Net cash used for investing activities	(1,176)	(549)

Cash provided by financing activities:
Proceeds from stock options exercised	163	431
Payments on note payable	(17)	(4)

Net cash provided by financing activities	146	427

Effect of exchange rate changes on cash	(448)	363

Net increase in cash and cash equivalents	3,041	6,354
Cash and cash equivalents at beginning of period	34,270	20,809

Cash and cash equivalents at end of period	$37,311	$27,163

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2001 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Components	$8,434	$8,526
Finished goods	9,049	8,174

Total inventories	$17,483	$16,700

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three-month period ended March 31, 2002, approximately 1,052,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Earnings per share for the quarters ended March 31, 2002 and 2001 are calculated as follows:

	Three Months Ended

	March 31, 2002	March 31, 2001

	(in 000's, except per share data)
BASIC
Net Income	$675	$2,541

Weighted-average common shares outstanding	13,800	13,818

Basic earnings per share	$0.05	$0.18

DILUTED
Net Income	$675	$2,541

Weighted-average common shares outstanding for basic	13,800	13,818
Dilutive effect of stock options and restricted stock	570	770

Weighted-average common shares outstanding on a diluted basis	14,370	14,588

Diluted earnings per share	$0.05	$0.17

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are listed below:

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Net income	$675	$2,541
Other comprehensive income (loss):
Foreign currency translations	(820)	(178)

Comprehensive income (loss):	$(145)	$2,363

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. The company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002.

In accordance with SFAS No. 142, we prospectively ceased amortization on approximately $3.0 million of net unamortized goodwill beginning January 1, 2002. We recorded approximately $565,000 of annual amortization during 2001 and would have recorded approximately $149,000 of amortization during the first quarter of 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. Currently, we do not expect to record an impairment charge upon completion of our initial impairment review. However, there can be no assurance that at the time the review is completed, a material impairment charge will not be recorded.

The following table shows, on a pro-forma basis, what net income and earnings per share would have been for the three months ended March 31, 2001 if the new accounting standards had been applied beginning January 1, 2001 (in thousands):

Net income, as reported	$2,541
Add back: goodwill amortization, net of tax effect	90

Pro-forma net income	$2,631

Basic earnings per share, as reported	$0.18
Add back: goodwill amortization, net of tax effect	0.01

Pro-forma basic earnings per share	$0.19

Diluted earnings per share, as reported	$0.17
Add back: goodwill amortization, net of tax effect	0.01

Pro-forma diluted earnings per share	$0.18

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

Our currency exposures are primarily concentrated in the Euro and British Pound Sterling, and to a lesser extent, certain other international currencies. The Company had no foreign exchange contracts at March 31, 2002. We do not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results.

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

The Company’s operations and identifiable assets by geographic area in thousands are presented below:

	Three Months Ended March 31,

	2002	2001

Net Sales
United States	$15,923	$23,422
Netherlands	2,759	2,410
United Kingdom	1,443	1,349
France	989	1,167
Germany	784	935
All Other	1,513	1,740

Total Net Sales	$23,411	$31,023

	March 31, 2002	December 31, 2001

Identifiable Assets
United States	$6,702	$6,510
All Other Countries	4,210	4,125

Total Identifiable Assets	$10,912	$10,635

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 2002 versus 2001

Net sales for the 2002 first quarter were $23.4 million compared to $31.0 million for the same quarter last year. Net sales of the Company’s technology products (subscription broadcasting, OEM and private label) were approximately 79.1% of net sales for the first quarter of 2002 compared to 81.5% for the first quarter of 2001. Net sales from the retail portion (One For All® international and direct import) accounted for approximately 20.9% of total first quarter 2002 net sales compared to 18.5% for the corresponding period in 2001.

Net sales of the Company’s technology products for the first quarter of 2002 decreased by 26.7% to $18.5 million from $25.3 million for the same period last year. The decrease in technology sales was principally due to reduced orders from cable service providers and cable-related OEM customers in North America.

The Company’s net sales for the 2002 first quarter from its retail customers were $4.9 million, a decrease of 15.0% from net sales of $5.7 million for the same quarter last year. The decrease in retail sales was attributable to a decrease of $446,000 in direct import revenues from $607,000 in the first quarter of 2001 to $161,000 in first quarter of 2002. One For All international revenues also decreased from $5.1 million for the first quarter of 2001 to $4.7 million for the same period in 2002 primarily due to decreased sales volume to customers in Argentina.

The Company’s overall gross profit margin for the first quarter of 2002 was 40.2% compared to a gross margin of 42.9% for the same period last year. The lower gross margin during the quarter was a result of fewer sales of higher margin technology products.

Selling, general and administrative expenses decreased 8.4% from $9.3 million in the first quarter of 2001 to $8.5 million for the same period in 2002. The decrease was primarily attributable to reduced advertising and tradeshow expenses in addition to lower bonus and commission cost accruals as a result of lower sales, partially offset by an increase in professional services. Furthermore, during the first quarter ending March 31, 2002, the Company ceased goodwill amortization in accordance with SFAS No. 142, resulting in a decrease in expense of approximately $149,000.

In the first quarter of 2002, the Company recorded $117,000 of interest income compared to $274,000 for the same period last year. This $157,000 decrease is primarily due to lower interest rates earned on cash balances in 2002.

The Company recorded income tax expense of $0.4 million for the first quarter of 2002 compared to approximately $1.7 million for the same period last year. The decrease was due to lower pretax income in 2002 and a reduction of our effective tax rate resulting from the use of certain identified research and development credits. Our effective tax rate has been reduced from 40% in the first quarter of 2001 to 35% during the same period in 2002.

Liquidity and Capital Resources

Universal’s principal sources of funds are our operations and bank credit facilities. Cash provided by operating activities for our first quarter in 2002 was $4.5 million as compared to $6.1 million in the corresponding period in 2001. The decrease in cash flow is primarily due to lower sales in the first quarter of 2002.

On April 01, 2002, we entered into a $15 million unsecured revolving credit agreement (the “Agreement”) with Bank of America National Trust and Savings Association (“B of A”). Under the Agreement with B of A, we can choose from several interest rate options at our discretion. The interest rate in effect as of April 01, 2002 using the IBOR Rate option plus a fixed margin of 1.25%, was 3.12%. We pay a commitment fee of a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, our ability to pay cash dividends on our common stock is restricted and we are subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, we have authority under this credit facility to acquire up to 1,000,000 shares of our common stock in market purchases and, since the date of this Agreement, no Company shares have been purchased. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of our import letters of credit. As of April 01, 2002, we had no amounts outstanding under this credit facility and $500,000 outstanding import letters of credit.

There were no open market purchases of our common stock in the first quarter of 2002. We hold shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the three months ended March 31, 2002, the Company received proceeds of approximately $163,000 from the exercise of stock options granted to the Company’s current and former employees, as compared to approximately $431,000 during the same period in 2001.

Capital expenditures in the first quarter of 2002 and 2001 were approximately $729,000 and $509,000, respectively. These expenditures related primarily to the acquisition of product tooling.

On August 25, 2000, we completed our acquisition of a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, $143,000 was paid during 2001, $44,000 was paid in the first quarter of 2002 and the remaining amount will be paid during the remainder of 2002.

RISK FACTORS

Forward Looking Statements

We caution that the following important factors, among others (including but not limited to factors discussed below or in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed elsewhere in this Quarterly Report on Form 10-Q, or in our other reports filed from time to time with the Securities and Exchange Commission), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control; the effect of the economic environment in various geographical regions of the world on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV, and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our realization of tax benefits from various tax projects initiated from time to time, the continued strength of our balance sheet, our inability to continue selling our products or licensing our technologies at higher or profitable margins throughout 2002 and beyond; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the continued growth of the digital market; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

Dependence Upon Key Suppliers

Most of the components used in our products are available from multiple sources; however, we have elected to purchase integrated circuit components used in our products from two main sources, each of which provides in excess of ten percent (10%) of the Company’s microprocessors for use in our products. We have developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of our wireless controls. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors, which could have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely effect our business until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

Our quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of our new product offerings and our competitors and product presentations and the loss or acquisition of any significant customers. Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, as sales of our subscription broadcasting and OEM products outpace growth in sales of our retail products, our retail seasonality could have a lesser effect on our overall revenue. Factors such as quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate substantially. In addition, we may (i) increase our operating expenses to fund greater levels of research and development, increase our sales and marketing activities, develop new distribution channels, improve our operational and financial systems and broaden our customer support capabilities and (ii) incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be materially adversely affected.

In addition, we may experience significant fluctuations in future quarterly operating results due to many other factors, including demand for products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations or financial condition. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

Due to all of the foregoing factors, it is likely that in some future quarters, our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely effected.

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

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the wireless control products market will depend in part upon our ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful in developing and marketing new products or in enhancing our existing products, or that such new or enhanced products will achieve consumer acceptance, and if achieved, will sustain that acceptance, that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, the introduction of new products that we may introduce in the future may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. Although there were no customers that acquired more than ten percent of the our products in 2001, the future loss of any key customer either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers may have an adverse effect on our financial condition, results of operations and cash flows.

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

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on our business and financial results. Continued weak global economic conditions could adversely impact our revenues and growth rate. During the year ended December 31, 2001, the information technology market weakened, first in the United States, then in Europe and Asia. Continued softness in these markets, particularly in the consumer and telecommunications sector, and purchasers’ uncertainty about the extent of a global economic downturn could result in lower demand for our products. While worsening economic conditions have had a slightly negative impact on revenues to date, revenues, gross margins and earnings could deteriorate significantly or our growth rate could be adversely impacted in the future as a result of economic conditions.

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

By operating our business in countries outside the United States, we are exposed to fluctuations in foreign currency exchange rates and exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse effect on our international operations, and consequently on our business, operating results, financial condition and cash flows. While we will continue to work toward minimizing any adverse effects of conducting our business abroad, no assurance can be made that we will be successful in doing so.

OUTLOOK

Our focus has been and will continue to be throughout 2002, the enhancement of our leadership position by developing custom products for our subscription broadcasting and OEM customers, growing our library capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies, and developing new platform products.

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

We will also continue in 2002 to attempt to control our overall cost of doing business. We believe that through product design changes and our purchasing efforts, improvements in our gross margins and efficiencies in our selling, general and administrative expenses can be accomplished, although there can be no assurance that there will be any such improvements or savings and if accomplished, that any such improvements or savings will be significant or maintained.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. Under the Agreement with B of A, we can choose from several interest rate option at our discretion. The interest in effect as of April 1, 2002 using the IBOR Rate option plus a fixed margin of 1.25%, was 3.12%. At April 01, 2002, we had no borrowings on our credit line. We have wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect our sales, gross margins and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. We had no forward exchange contracts outstanding at March 31, 2002. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at March 31, 2002, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect. Because of the foregoing factors, as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)		Exhibits pursuant to Item 601 of Regulation S-K
	10.1	Business Loan Agreement dated April 1, 2002 between Bank of America, N.A. and Universal Electronics Inc.

(B)		Reports on Form 8-K There were no reports on Forms 8-K filed during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) Universal Electronics Inc.

Date: May 15, 2002	/s/	Mark Z. Belzowski Mark Z. Belzowski
Vice President, Chief Financial Officer and Treasurer