Form 10-Q
period 2002-06-30
UNIVERSAL ELECTRONICS INC
filed 2002-08-14
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _________________

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

Yes   [X]   No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date — 14,032,610 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at June 30, 2002.

UNIVERSAL ELECTRONICS INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Income Statements	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	22
Signature		23

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$36,987	$34,270
Accounts receivable, net	23,122	28,209
Inventories	18,645	16,700
Prepaid expenses and other current assets	1,405	829
Deferred income taxes	1,925	1,925
Income tax receivable	871	387

Total current assets	82,955	82,320
Equipment, furniture and fixtures, net	3,712	3,828
Goodwill, net	2,961	2,961
Intangible assets, net	4,163	3,133
Other assets	747	713
Deferred income taxes	1,750	1,750

Total assets	$96,288	$94,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,851	$9,383
Accrued income taxes	134	842
Accrued compensation	1,000	861
Other accrued expenses	3,343	3,812

Total current liabilities	13,328	14,898
Notes payable	75	104

Total liabilities	13,403	15,002

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 15,971,910 and 15,729,928 shares issued at June 30, 2002 and December 31, 2001, respectively	160	157
Paid-in capital	70,021	68,657
Accumulated other comprehensive loss	(2,161)	(1,804)
Retained earnings	26,051	23,973
Deferred stock-based compensation	(189)	(308)
Common stock in treasury, 1,939,300 and 1,943,304 shares at June 30, 2002 and December 31, 2001, respectively	(10,997)	(10,972)

Total stockholders’ equity	82,885	79,703

Total liabilities and stockholders’ equity	$96,288	$94,705

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net sales	$24,590	$29,107	$48,001	$60,130
Cost of sales	13,733	16,974	27,728	34,687

Gross profit	10,857	12,133	20,273	25,443
Selling, general and administrative expenses	9,046	8,438	17,571	17,745

Operating income	1,811	3,695	2,702	7,698
Interest income, net	(155)	(334)	(272)	(608)
Other expense (income), net	(192)	168	(223)	210

Income before income taxes	2,158	3,861	3,197	8,096
Provision for income taxes	755	1,544	1,119	3,238

Net income	$1,403	$2,317	$2,078	$4,858

Net income per share:
Basic	$0.10	$0.17	$0.15	$0.35

Diluted	$0.10	$0.16	$0.14	$0.33

Weighted average common stock outstanding:
Basic	13,959	13,926	13,879	13,872

Diluted	14,515	14,705	14,443	14,646

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash provided by operating activities:
Net income	$2,078	$4,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,799	2,108
Other
Changes in operating assets and liabilities:	224	249
Accounts receivable	6,563	9,059
Inventory	(1,946)	(2,117)
Prepaid expenses and other assets	(990)	(231)
Accounts payable and accrued expenses	(734)	(5,643)
Accrued income and other taxes	(1,092)	(1,361)

Net cash provided by operating activities	5,902	6,922

Cash used for investing activities:
Acquisition of fixed assets	(1,264)	(1,708)
Payments for businesses acquired	(793)	(66)
Acquisition of intangible assets	(745)	(52)

Net cash used for investing activities	(2,802)	(1,826)

Cash provided by financing activities:
Proceeds from stock options exercised	1,245	1,224
Payments on note payable	(39)	(25)

Net cash provided by financing activities	1,206	1,199

Effect of exchange rate changes on cash	(1,589)	673

Net increase in cash and cash equivalents	2,717	6,968
Cash and cash equivalents at beginning of period	34,270	20,809

Cash and cash equivalents at end of period	$36,987	$27,777

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Components	$7,580	$8,526
Finished goods	11,065	8,174

Total inventories	$18,645	$16,700

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the six-month period ended June 30, 2002, approximately 609,000 stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Earnings per share for the three and six months ended June 30, 2002 and 2001 are calculated as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(in 000's, except per share data)
BASIC
Net Income	$1,403	$2,317	$2,078	$4,858

Weighted-average common shares outstanding	13,959	13,926	13,879	13,872

Basic earnings per share	$0.10	$0.17	$0.15	$0.35

DILUTED
Net Income	$1,403	$2,317	$2,078	$4,858

Weighted-average common shares outstanding for basic	13,959	13,926	13,879	13,872
Dilutive effect of stock options and restricted stock	556	779	564	774

Weighted-average common shares outstanding on a diluted basis	14,515	14,705	14,443	14,646

Diluted earnings per share	$0.10	$0.16	$0.14	$0.33

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

		(in thousands)
Net Income	$1,403	$2,317	$2,078	$4,858
Other comprehensive income (loss):
Foreign currency translations	463	(142)	(357)	(321)

Comprehensive income (loss):	$1,866	$2,175	$1,721	$4,537

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

In accordance with SFAS No. 142, the Company prospectively ceased amortization on approximately $3.0 million of net unamortized goodwill (consisting of a gross cost of $4.6 million and associated accumulated amortization of $1.6 million) beginning January 1, 2002. The Company recorded approximately $565,000 of annual amortization during 2001 and would have recorded approximately $307,000 of amortization during the first six months of 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. Based on the Company’s impairment testing following the adoption of theses pronouncements, no impairment was recognized.

The Company operates in a single industry segment. The Company separately monitors the financial performance of its domestic and international operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the domestic and international operations its reporting units for the assignment of goodwill. Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in UK in 1998, Spain in 1999 and France in 2000.

Goodwill information for each reporting unit is as follows (in thousands):

June 30, 2002

United States	$1,191
All Other Countries	1,770

Total Goodwill	$2,961

The following table shows, on a pro-forma basis, what net income and earnings per share would have been for the three and six months ended June 30, 2001 if the new accounting standards had been applied beginning January 1, 2001 (in thousands):

	Three Months Ended	Six Months Ended

	June 30, 2001

Net income, as reported	$2,317	$4,858
Add back: goodwill amortization, net of tax effect	107	197

Pro-forma net income	$2,424	$5,055

Basic earnings per share, as reported	$0.17	$0.35
Add back: goodwill amortization, net of tax effect	0.00	0.01

Pro-forma basic earnings per share	$0.17	$0.36

Diluted earnings per share, as reported	$0.16	$0.33
Add back: goodwill amortization, net of tax effect	0.00	0.02

Pro-forma diluted earnings per share	$0.16	$0.35

Information regarding the Company’s other intangible assets is as follows (in thousands):

	June 30, 2002	December 31, 2001

Carrying amount:
Distribution rights	$2,597	$2,597
Patents	2,407	2,056
Trademark	552	389
Technology	1,229	183
Other	976	1,066

Total carrying amount	$7,761	$6,291

Accumulated amortization:
Distribution rights	$1,919	$1,705
Patents	828	714
Trademark	196	43
Technology	46	—
Other	609	696

Total accumulated amortization	$3,598	$3,158

Net carrying amount:
Distribution rights	$678	$892
Patents	1,579	1,342
Trademark	356	346
Technology	1,183	183
Other	367	370

Total net carrying amount:	$4,163	$3,133

Amortization expense for the three and six months ended June 30, 2002 was approximately $0.2 million and $0.4 million, respectively. Amortization expense for the three and six months ended June 30, 2001 was approximately $0.4 million and $0.7 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ended December 31 will be as follows (in thousands):

2002 ( remaining 6 months )	$590
2003	1,141
2004	757
2005	722
2006	722

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have an impact on its consolidated financial position or results of operations.

Accounting Policy for Derivatives

The Company enters into foreign currency option-based arrangements with contract terms normally lasting less than six months to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting in accordance with SFAS 133 because they relate to existing assets denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound Sterling, and to a lesser extent, certain other international currencies. The Company had no foreign exchange contracts at June 30, 2002. The Company does not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by the Company as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results.

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

The Company’s operations and identifiable assets by geographic area in thousands are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net Sales
United States	$16,759	$21,035	$32,681	$44,457
Netherlands	3,004	2,762	5,763	5,172
United Kingdom	1,370	2,033	2,813	3,382
France	775	1,208	1,764	2,375
Germany	701	488	1,485	1,423
All Other	1,981	1,581	3,495	3,321

Total Net Sales	$24,590	$29,107	$48,001	$60,130

	June 30, 2002	December 31, 2001

Identifiable Assets
United States	$7,131	$6,510
All Other Countries	4,452	4,125

Total Identifiable Assets	$11,583	$10,635

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter 2002 versus 2001

Net sales for the 2002 second quarter were $24.6 million compared to $29.1 million for the same quarter last year. Net sales of the Company’s technology products (subscription broadcasting, OEM and private label) were approximately 79.2% of net sales for the second quarter of 2002 compared to 80.2% for the second quarter of 2001. Net sales from the retail portion (One For All® international and direct import) accounted for approximately 20.8% of total second quarter 2002 net sales compared to 19.8% for the corresponding period in 2001.

Net sales of the Company’s technology products for the second quarter of 2002 decreased by 16.3% to $19.5 million from $23.3 million for the same period last year. The decrease in technology sales was principally due to reduced orders from cable service providers, cable-related OEM customers and OEM customers in North America and Asia.

The Company’s net sales for the 2002 second quarter from its retail customers were $5.1 million, a decrease of 12.1% from net sales of $5.8 million for the same quarter last year. The decrease in retail sales was attributable to a decrease of $240,000 in direct import revenues from $482,000 in the second quarter of 2001 to $242,000 in second quarter of 2002. One For All international revenues also decreased from $5.3 million for the second quarter of 2001 to $4.9 million for the same period in 2002 primarily due to decreased sales volume to customers in the UK.

The Company’s overall gross profit margin for the second quarter of 2002 was 44.2% compared to a gross margin of 41.7% for the same period last year. The higher gross margin during the quarter was a result of a higher margin product mix across all lines coupled with the positive effect on sales of the strengthening Euro and Pound against the dollar.

Selling, general and administrative expenses increased 7.2% from $8.4 million in the second quarter of 2001 to $9.0 million for the same period in 2002. The increase was primarily attributable to increased professional fees for tax planning projects, increased bad debt expenses and an unfavorable currency exchange effect on the payment of expenses in stronger Euros and Pounds. The Company ceased goodwill amortization of approximately $154,000 for the quarter ended June 30, 2002 in accordance with SFAS No. 142, partially offsetting the increased selling, general and administrative expenses.

In the second quarter of 2002, the Company recorded $155,000 of interest income compared to $334,000 for the same period last year. This $179,000 decrease is primarily due to lower interest rates earned on cash balances in 2002.

The Company recorded income tax expense of $0.8 million for the second quarter of 2002 compared to approximately $1.5 million for the same period last year. The decrease was due to lower pretax income in 2002 and a reduction of our effective tax rate resulting from the use of certain identified research and development credits. Our effective tax rate has been reduced from 40% in the second quarter of 2001 to 35% during the same period in 2002.

Six Months 2002 versus 2001

Net sales for the six months ended June 30, 2002 were $48.0 million, a decrease of 20.2% over the net sales of $60.1 million for the same period last year. Net income for the first six months of 2002 was $2.1 million or $0.15 per share (basic) and $0.14 per share (diluted), compared to $4.9 million or $0.35 per share (basic) and $0.33 per share (diluted) for the same period last year.

Net sales in the Company’s technology lines (subscription broadcasting, OEM and private label) for the first six months of 2002 decreased 21.8% to $38.0 million from $48.6 million for the same period last year. The decrease in technology sales was principally due to reduced orders from cable service providers and cable-related OEM customers.

Net sales from the Company’s retail lines (One For All® international, Eversafe and direct import) for the first six months of 2002 decreased 13.3% to $10.0 million from $11.5 million for the same period last year primarily due to decreased sales volume to customers in Argentina and the UK.

Gross margins for the first six months of 2002 were 42.2% compared to 42.3% for the same period last year.

Selling, general and administrative expenses decreased to $17.6 million in the first six months of 2002, compared to $17.7 million in the first six months of 2001. The decrease was attributable to ceased goodwill amortization in accordance with SFAS No. 142, resulting in a decrease in expense of approximately $307,000.

Interest income decreased by $336,000 to $272,000 for the first six months of 2002 from $608,000 for the same period in 2001 due to lower interest rates earned on cash balances in 2002.

The Company recorded income tax expense of $1.1 million for the first six months of 2002 compared to approximately $3.2 million for the same period of 2001. The decrease was due to lower pretax income in 2002 and a reduction of our effective tax rate resulting from the use of certain identified research and development credits. Our effective tax rate has been reduced from 40% for the first six months of 2001 to 35% during the same period in 2002.

Liquidity and Capital Resources

Universal’s principal sources of funds are our operations and bank credit facilities. Cash provided by operating activities for the six months ended June 30, 2002 was $5.9 million as compared to $6.9 million in the corresponding period in 2001. The decrease in cash flow is primarily due to lower sales in 2002 offset by lower cost of goods sold due to lower sales in 2002.

On April 1, 2002, we entered into a $15 million unsecured revolving credit agreement (the “Agreement”) with Bank of America National Trust and Savings Association (“B of A”). Under the Agreement with B of A, we can choose from several interest rate options at our discretion. The interest rate in effect as of June 30, 2002 using the IBOR Rate option plus a fixed margin of 1.25%, was 3.08%. We pay a commitment fee at a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, our ability to pay cash dividends on our common stock is restricted and we are subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, we have authority under this credit facility to acquire up to 1,000,000 shares of our common stock in market purchases. No Company shares have been purchased since the date of this Agreement through June 30, 2002. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of our import letters of credit. As of June 30, 2002, we had no amounts outstanding under this credit facility.

There were no open market purchases of our common stock in the second quarter of 2002. We hold shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the six months ended June 30, 2002, the Company received proceeds of approximately $1,245,000 from the exercise of stock options granted to the Company’s current and former employees, as compared to approximately $1,224,000 during the same period in 2001.

Capital expenditures in the first six months of 2002 and 2001 were approximately $1,264,000 and $1,708,000, respectively. These expenditures related primarily to the acquisition of product tooling.

During the second quarter of 2002, we completed an acquisition of multimedia protocol technologies that enable custom wireless control solutions for home entertainment hardware and software applications, from a software development company for $780,000, $705,000 of which was paid in the second quarter 2002.

During the third quarter of 2000, we completed our acquisition of a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, $143,000 was paid during 2001, $88,000 was paid in the first six months of 2002 and $65,000 will be paid during the remainder of 2002.

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

Dependence Upon Key Suppliers

Most of the components used in our products are available from multiple sources; however, we have elected to purchase integrated circuit components used in our products from two main sources, each of which provides in excess of ten percent (10%) of the Company’s microprocessors for use in our products. While we have developed alternative sources of supply for these integrated circuit components, there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, a reduction in their quality or reliability, or a significant increase in the price of components, would have an adverse effect on our financial condition, results of operations and cash flows.

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of our products. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors, which could have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely effect our financial condition, result of operations and cash flows until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

Our quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of our new product offerings and those of our competitors, product presentations and the loss or acquisition of any significant customers. Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, as sales of our subscription broadcasting and OEM products outpace growth in sales of our retail products, our retail seasonality could have a lesser effect on our overall revenue. Factors such as quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate substantially. In addition, we may (i) increase our operating expenses to fund greater levels of research and development, increase our sales and marketing activities, develop new distribution channels, improve our operational and financial systems and broaden our customer support capabilities and (ii) incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, our financial condition, results of operations and cash flows will be materially adversely affected.

In addition, we may experience significant fluctuations in future quarterly operating results due to many other factors, including demand for products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on our financial condition, results of operations and cash flows. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

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

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the market we serve will depend in part upon our ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful in developing and marketing new products or in enhancing our existing products, or that such new or enhanced products will achieve consumer acceptance, and if achieved, will sustain that acceptance, that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, the introduction of new products that we may introduce in the future may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. Although there were no customers that acquired more than ten percent of the our products during the first six months of 2002, the future loss of any key customer either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers may have an adverse effect on our financial condition, results of operations and cash flows.

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

Potential for Litigation

As is typical in our industry and the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the fourth quarter of 2000, we filed lawsuits against four separate companies claiming that each of the four companies is infringing certain of our patents, three of which have settled with the third party agreeing to license certain of our technology for a royalty. In the final action, we are seeking money damages and injunctive relief. While it is the opinion of management that our products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations and cash flows.

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

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on our business and financial results. Continued weak global economic conditions could adversely impact our revenues and growth rate. During the year ended December 31, 2001, the information technology market weakened, first in the United States, then in Europe and Asia. This has continued throughout the first six months of 2002. Continued softness in these markets, particularly in the consumer and telecommunications sector, and purchasers’ uncertainty about the extent of a global economic downturn could result in lower demand for our products. While worsening economic conditions have had a slightly negative impact on revenues to date, revenues, gross margins and earnings could deteriorate significantly or our growth rate could be adversely impacted in the future as a result of economic conditions.

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

By operating our business in countries outside the United States, we are exposed to fluctuations in foreign currency exchange rates and exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse effect on our international operations, and consequently on our financial condition, results of operations and cash flows. While we will continue to work toward minimizing any adverse effects of conducting our business abroad, no assurance can be made that we will be successful in doing so.

OUTLOOK

Throughout 2002 our focus has been and will continue to be, the enhancement of our leadership position by developing custom products for our subscription broadcasting and OEM customers, growing our library capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies, and developing new platform products.

We will also continue to invest in our database of device codes by analyzing third party products for inclusion into our library as we keep our commitment to maintaining a worldwide infrared code library. In addition to our device code database, we will continue to invest in novel intellectual property to fortify our position in the market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. Under the Agreement with B of A, we can choose from several interest rate options at our discretion. The interest rate in effect as of June 30, 2002 using the IBOR Rate option plus a fixed margin of 1.25%, was 3.08%. At June 30, 2002, we had no borrowings on our credit line. We have wholly owned subsidiaries in The Netherlands, the United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect our sales, gross margins and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. We had no forward exchange contracts outstanding at June 30, 2002. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at June 30, 2002, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect. Because of the foregoing factors, as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)		Exhibits pursuant to Item 601 of Regulation S-K
	10.49	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (filed herewith)
	10.50	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (filed herewith)
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
(B)		Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) Universal Electronics Inc.

Date: August 14, 2002	/s/ Mark Z. Belzowski

Mark Z. Belzowski Vice President, Chief Financial Officer and Treasurer