Form 10-Q
period 2002-09-30
UNIVERSAL ELECTRONICS INC
filed 2002-11-14
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________ .

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

Yes [X]      No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date — 13,686,841 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding at September 30, 2002.

UNIVERSAL ELECTRONICS INC.

     Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$37,352	$34,270
Accounts receivable, net	24,113	28,209
Inventories	17,148	16,700
Prepaid expenses and other current assets	1,652	829
Deferred income taxes	1,925	1,925
Income tax receivable	1,218	387

Total current assets	83,408	82,320
Equipment, furniture and fixtures, net	3,519	3,828
Goodwill, net	2,961	2,961
Intangible assets, net	3,970	3,133
Other assets	743	713
Deferred income taxes	1,750	1,750

Total assets	$96,351	$94,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,967	$9,383
Accrued income taxes	521	842
Accrued compensation	1,244	861
Other accrued expenses	4,319	3,812

Total current liabilities	15,051	14,898
Notes payable	56	104

Total liabilities	15,107	15,002

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 15,991,320 and 15,729,928 shares issued at September 30, 2002 and December 31, 2001, respectively	160	157
Paid-in capital	70,225	68,657
Accumulated other comprehensive loss	(2,366)	(1,804)
Retained earnings	27,908	23,973
Deferred stock-based compensation	(168)	(308)
Common stock in treasury, 2,304,479 and 1,943,304 shares at September 30, 2002 and December 31, 2001, respectively	(14,515)	(10,972)

Total stockholders’ equity	81,244	79,703

Total liabilities and stockholders’ equity	$96,351	$94,705

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$26,004	$31,030	$74,005	$91,160
Cost of sales	15,975	18,374	43,703	53,061

Gross profit	10,029	12,656	30,302	38,099
Selling, general and administrative expenses	8,234	8,467	25,805	26,212

Operating income	1,795	4,189	4,497	11,887
Interest income, net	(166)	(259)	(438)	(867)
Other income, net	(20)	(215)	(243)	(5)

Income before income taxes	1,981	4,663	5,178	12,759
Provision for income taxes	(124)	(1,865)	(1,243)	(5,103)

Net income	$1,857	$2,798	$3,935	$7,656

Net income per share:
Basic	$0.13	$0.20	$0.28	$0.55

Diluted	$0.13	$0.19	$0.27	$0.53

Shares used in computing net income per share:
Basic	13,836	13,868	13,865	13,870

Diluted	14,046	14,435	14,311	14,576

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash provided by operating activities:
Net income	$3,935	$7,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,871	3,092
Other
Changes in operating assets and liabilities:	575	348
Accounts receivable	5,327	6,135
Inventories	(448)	1,062
Prepaid expenses and other assets	(757)	305
Accounts payable and other accrued expenses	217	(4,485)
Accrued income taxes	(1,138)	(2,230)

Net cash provided by operating activities	10,582	11,883

Cash used for investing activities:
Acquisition of fixed assets	(1,631)	(2,208)
Payments for businesses acquired	(132)	(99)
Acquisition of intangible assets	(1,768)	(310)

Net cash used for investing activities	(3,531)	(2,617)

Cash provided by financing activities:
Treasury stock purchased	(3,518)	(4,285)
Proceeds from stock options exercised	1,334	1,306
Payments on note payable	(56)	(41)

Net cash used for financing activities	(2,240)	(3,020)

Effect of exchange rate changes on cash	(1,729)	86

Net increase in cash and cash equivalents	3,082	6,332
Cash and cash equivalents at beginning of period	34,270	20,809

Cash and cash equivalents at end of period	$37,352	$27,141

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

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

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Components	$7,631	$8,526
Finished goods	9,517	8,174

Total inventories	$17,148	$16,700

In the third quarter of 2002, the Company recorded an amount related to variances in prior quarters of 2002.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three and nine-month periods ended September 30, 2002, approximately 154,000 and 1,074,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the three and nine-month periods ended September 30, 2001, approximately 595,000 and 492,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Treasury Stock

The Company purchased 366,595 shares of its common stock at a cost of $3,518,000 in the third quarter of 2002. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings per share for the three and nine months ended September 30, 2002 and 2001 are calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

BASIC
Net Income	$1,857	$2,798	$3,935	$7,656

Weighted-average common shares outstanding	13,836	13,868	13,865	13,870

Basic earnings per share	$0.13	$0.20	$0.28	$0.55

DILUTED
Net Income	$1,857	$2,798	$3,935	$7,656

Weighted-average common shares outstanding for basic	13,836	13,868	13,865	13,870
Dilutive effect of stock options and restricted stock	210	567	446	706

Weighted-average common shares outstanding on a diluted basis	14,046	14,435	14,311	14,576

Diluted earnings per share	$0.13	$0.19	$0.27	$0.53

Comprehensive Income (Loss)

The components of comprehensive income (loss) are listed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income	$1,857	$2,798	$3,935	$7,656
Other comprehensive income (loss):
Foreign currency translations	(205)	84	(562)	(237)

Comprehensive income (loss):	$1,652	$2,882	$3,373	$7,419

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In accordance with SFAS No. 142, the Company prospectively ceased amortization on approximately $3.0 million of net unamortized goodwill (consisting of a gross cost of $4.6 million and associated accumulated amortization of $1.6 million) beginning January 1, 2002. The Company recorded approximately $565,000 of annual amortization during 2001 and would have recorded approximately $461,000 of amortization during the first nine months of 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. Based on the Company’s impairment testing following the adoption of these pronouncements, no impairment was recognized.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the financial position or results of operations.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which was adopted by the Company on January 1, 2002, establishes standards for performing certain tests of impairment on long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial condition, results of operations, or cash flow.

Goodwill and Intangible Assets

The Company operates in a single industry segment. The Company separately monitors the financial performance of its domestic and international operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the domestic and international operations its reporting units for the assignment of goodwill. Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Goodwill information for each reporting unit is as follows (in thousands):

	September 30, 2002	December 31, 2001

United States	$1,191	$1,191
All Other Countries	1,770	1,770

Total Goodwill	$2,961	$2,961

The following table shows, on a pro-forma basis, what net income and earnings per share would have been for the three and nine months ended September 30, 2001 if the new accounting standards had been applied beginning January 1, 2001 (in thousands):

	Three Months Ended	Nine Months Ended

	September 30, 2001

Net income, as reported	$2,798	$7,656
Add back: goodwill amortization, net of tax effect	98	280

Pro-forma net income	$2,896	$7,936

Basic earnings per share, as reported	$0.20	$0.55
Add back: goodwill amortization, net of tax effect	0.01	0.02

Pro-forma basic earnings per share	$0.21	$0.57

Diluted earnings per share, as reported	$0.19	$0.53
Add back: goodwill amortization, net of tax effect	0.01	0.02

Pro-forma diluted earnings per share	$0.20	$0.55

Information regarding the Company’s other intangible assets is as follows (in thousands):

	September 30, 2002	December 31, 2001

Carrying amount:
Distribution rights	$2,597	$2,597
Patents	2,559	2,056
Trademark	552	389
Technology	1,277	183
Other	926	1,066

Total carrying amount	$7,911	$6,291

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated amortization:
Distribution rights	$2,012	$1,705
Patents	888	714
Trademark	207	43
Technology	108	—
Other	726	696

Total accumulated amortization	$3,941	$3,158

Net carrying amount:
Distribution rights	$585	$892
Patents	1,671	1,342
Trademark	345	346
Technology	1,169	183
Other	200	370

Total net carrying amount	$3,970	$3,133

During the second quarter of 2002, the Company completed an acquisition of multimedia protocol technologies that enable custom wireless control solutions for home entertainment hardware and software applications, from a software development company for $780,000.

Amortization expense for the three and nine months ended September 30, 2002 was approximately $0.5 million and $0.9 million, respectively. Amortization expense for the three and nine months ended September 30, 2001 was approximately $0.4 million and $1.1 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ended December 31 will be as follows (in thousands):

2002 (remaining 3 months)	$295
2003	1,141
2004	757
2005	722
2006	722

Accounting Policy for Derivatives

The Company enters into foreign currency option-based arrangements with contract terms normally lasting less than six months to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting in accordance with SFAS 133. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound Sterling, and to a lesser extent, certain other international currencies. These financial exposures are monitored and managed by the Company as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The Company does not enter into financial instruments for speculation or trading purposes. The Company had no foreign exchange contracts during the nine months ended September 30, 2002.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company’s operations and identifiable assets by geographic area are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Sales
United States	$15,899	$21,126	$48,616	$65,583
Netherlands	2,173	3,241	7,936	8,413
United Kingdom	2,813	2,037	7,147	5,419
France	1,764	1,592	2,907	3,968
Germany	1,485	608	2,241	2,031
All Other	1,870	2,426	5,158	5,746

Total Net Sales	$26,004	$31,030	$74,005	$91,160

	September 30, 2002	December 31, 2001

Identifiable Assets
United States	$7,132	$6,510
All Other Countries	4,061	4,125

Total Identifiable Assets	$11,193	$10,635

Specific identification of customer location was the basis used for attributing revenues to individual countries.

Significant Customers

During the nine months ended September 30, 2002 and 2001, there was one customer with sales exceeding 10% of total Company sales. The sales to this customer amounted to $12.4 million and $11.0 million during the nine months ended September 30, 2002 and 2001, respectively. Trade receivables with the aforementioned customer amounted to $2.3 million and $2.6 million at September 30, 2002 and 2001, respectively. Trade receivables subject the Company to a concentration of credit risk. The risk is mitigated due to the large number of customers comprising the Company’s customer base, the relative size and strength of most of the Company’s customers and the Company’s performance of ongoing credit evaluations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

Commitments and Contingencies

The Company is a party to lawsuits and claims arising in the normal course of its business. In the opinion of management, the Company’s liability, if any, under pending litigation and claims would not materially adversely affect its results of operations, cash flows or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter 2002 versus 2001

Net sales for the 2002 third quarter were $26.0 million compared to $31.0 million for the same quarter last year. Net sales of the Company’s technology products (subscription broadcasting, OEM and private label) were approximately 67.6% of net sales for the third quarter of 2002 compared to 77.1% for the third quarter of 2001. Net sales from the retail portion (One For All® international and direct import) accounted for approximately 32.4% of total third quarter 2002 net sales compared to 22.9% for the corresponding period in 2001.

Net sales of the Company’s technology products for the third quarter of 2002 decreased by 26.5% to $17.6 million from $23.9 million for the same period last year. The decrease in technology sales was principally due to reduced capital expenditures by cable service providers and cable-related OEM customers and OEM customers in North America and Europe.

The Company’s net sales for the 2002 third quarter from its retail customers were $8.4 million, an increase of 18.3% from net sales of $7.1 million for the same quarter last year. The increase in retail sales was attributable to increased sales in the UK, Germany and Spain.

The Company’s overall gross profit margin for the third quarter of 2002 was 38.6% compared to a gross margin of 40.8% for the same period last year. The lower gross margin during the quarter was a result of higher discounts to European retail customers and a less favorable product mix across our technology product lines.

Selling, general and administrative expenses decreased 3% from $8.5 million in the third quarter of 2001 to $8.2 million for the same period in 2002. This decrease was principally due to reduced advertising and marketing costs.

In the third quarter of 2002, the Company recorded $166,000 of interest income compared to $259,000 for the same period last year. This $93,000 decrease is primarily due to lower interest rates earned on cash balances in 2002.

The Company recorded income tax expense of $124,000 for the third quarter of 2002 compared to approximately $1.9 million for the same period last year. The decrease was due to lower pretax income in 2002 and the continued use of research and development credits on the lower pretax income. Our effective tax rate for the third quarter 2002 was 6%, a blended rate, reflecting a change in the projected 2002 effective tax rate from 35% as of second quarter 2002 to 24% as of the third quarter 2002.

Nine Months 2002 versus 2001

Net sales for the nine months ended September 30, 2002 were $74.0 million, a decrease of 18.8% over the net sales of $91.2 million for the same period last year. Net income for the first nine months of 2002 was $3.9 million or $0.28 per share (basic) and $0.27 per share (diluted), compared to $7.7 million or $0.55 per share (basic) and $0.53 per share (diluted) for the same period last year.

Net sales in the Company’s technology lines (subscription broadcasting, OEM and private label) for the first nine months of 2002 decreased 23.3% to $55.6 million from $72.5 million for the same period last year. The decrease in technology sales was principally due to reduced orders from cable service providers and cable-related OEM customers.

Net sales from the Company’s retail lines (One For All® international and direct import) were comparable at $18.4 million for the first nine months of 2002 and $18.6 million for the same period last year.

Gross margins for the first nine months of 2002 were 40.9% compared to 41.8% for the same period last year due to higher discounts offered to European retail customers and a less favorable product mix across our technology product lines.

Selling, general and administrative expenses decreased to $25.8 million in the first nine months of 2002, compared to $26.2 million in the first nine months of 2001. The decrease was attributable to ceased goodwill amortization in accordance with SFAS No. 142, resulting in a decrease in expense of approximately $461,000, reduced advertising and marketing costs, partially offset by increased delivery and freight expenses.

Interest income decreased by $429,000 to $438,000 for the first nine months of 2002 from $867,000 for the same period in 2001 due to lower interest rates earned on cash balances in 2002.

The Company recorded income tax expense of $1.2 million for the first nine months of 2002 compared to approximately $5.1 million for the same period of 2001. The decrease was due to lower pretax income in 2002 and the continued use of research and development credits on the lower pretax income. Our effective tax rate has been reduced from 40% for the first nine months of 2001 to 24% during the same period in 2002.

Liquidity and Capital Resources

The Company’s principal sources of funds are from operations and bank credit facilities. Cash provided by operating activities for the nine months ended September 30, 2002 was $10.6 million as compared to $11.9 million in the corresponding period in 2001. The decrease in cash flow is primarily due to lower net income in 2002.

On April 1, 2002, we entered into a $15 million unsecured revolving credit agreement (the “Agreement”) with Bank of America National Trust and Savings Association (“B of A”). Under the Agreement with B of A, we can choose from several interest rate options at our discretion. The interest rate in effect as of September 30, 2002 using the IBOR Rate option plus a fixed margin of 1.25%, was 3.07%. We pay a commitment fee at a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, our ability to pay cash dividends on our common stock is restricted and we are subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, we have authority under this credit facility to acquire up to 1,000,000 shares of our common stock in market purchases. The Company purchased 366,595 shares at a cost of $3,518,000 since the date of this Agreement through September 30, 2002. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of our import letters of credit. As of September 30, 2002, we had no amounts outstanding under this credit facility.

The Company purchased 366,595 shares of our common stock at a cost of $3,518,000 in the third quarter of 2002. We hold shares purchased on the open market as treasury stock and they are available for reissue by the Company. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the nine months ended September 30, 2002, the Company received proceeds of approximately $1,334,000 from the exercise of stock options granted to the Company’s current and former employees, as compared to approximately $1,306,000 during the same period in 2001.

Capital expenditures in the first nine months of 2002 and 2001 were approximately $1,631,000 and $2,208,000, respectively. These expenditures related primarily to the acquisition of product tooling.

During the second quarter of 2002, we completed an acquisition of multimedia protocol technologies that enable custom wireless control solutions for home entertainment hardware and software applications, from a software development company for $780,000, $705,000 of which was paid in the second quarter 2002.

During the third quarter of 2000, we completed our acquisition of a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, $143,000 was paid during 2001, and the remaining $132,000 was paid in 2002.

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

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events or factors beyond our control; the effect of the economic environment in various geographical regions of the world on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV, and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels; our realization of tax benefits from various tax projects initiated from time to time; the continued strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins throughout the balance of 2002 and beyond; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

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

Dependence on Foreign Manufacturing and Worldwide Freight Carriers

Third-party manufacturers located in foreign countries manufacture a majority of our products. Our arrangements with our foreign manufacturers and our worldwide freight carriers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages/slowdowns, war, terrorist attacks or activities, political instability, interruption of freight services due to the bankruptcy or other factors affecting air and ocean freight carriers, and other factors, which could have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely effect our financial condition, results of operations and cash flows until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

Our quarterly financial results may vary significantly depending primarily upon factors such as the demand for our products and the timing of orders, the timing of and market acceptance of our new or enhanced product offerings and those of our competitors, product presentations and the loss or acquisition of any significant customers. Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, as sales of our subscription broadcasting and OEM products outpace growth in sales of our retail products, our retail seasonality could have a lesser effect on our overall revenue. Factors such as quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate substantially. In addition, we may (i) increase our operating expenses to fund greater levels of research and development, increase our sales and marketing activities, develop new distribution channels, improve our operational and financial systems and broaden our customer support capabilities and (ii) incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, our financial condition, results of operations and cash flows will be materially adversely affected.

In addition, we may experience significant fluctuations in future quarterly operating results due to many other factors, including: price reductions by us or our competitors; mix of distribution channels through which products are sold; the effect of over-capacity issues on the costs charged by our freight carriers, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on our financial condition, results of operations and cash flows. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

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

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the market we serve will depend in part upon our ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful in developing and marketing new products or in enhancing our existing products, or that such new or enhanced products will achieve consumer acceptance, and if achieved, will sustain that acceptance, that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use our proprietary technologies or the proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, the introduction of new products that we may introduce in the future may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities that may not be recouped through the subsequent sales of such products, in which event, such unrecouped costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. There was one customer that acquired more than ten percent of our products during the first nine months of 2002. The future loss of this customer or any other key customer either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers or the slow or non-collection of monies due us from our customers, may have an adverse effect on our financial condition, results of operations and cash flows.

Competition

The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. Our competition is fragmented across our product lines, and accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that we and our product offerings will be and/or remain competitive or that any strategic alliances, if any, which we enter into will achieve the type, extent and amount of success or business that we expect or hope to achieve. In addition, more of our customers are seeking competitive bids before awarding new business. Thus, there can be no assurance that we will be awarded such new business and that if awarded, the prices, volume and margins of new business will be at historical levels or at the levels expected or hoped for by management.

Potential for Litigation

As is typical in our industry and the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the fourth quarter of 2000, we filed lawsuits against four separate companies claiming that each of the four companies is infringing certain of our patents, three of which have settled, agreeing to license certain of our technology for a royalty. In the final action, we are seeking money damages and injunctive relief. While it is the opinion of management that our products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations and cash flows.

Effects on Universal Electronics Due to International Operations

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

In 2000, we established a wholly owned subsidiary, One For All Argentina S.R.L., in Argentina for the support of our retail sales activities in Latin America, specifically in Argentina and Brazil. Net sales during 2001 were approximately $1.2 million. In early 2002, the United States dollar was eliminated as Argentina’s monetary benchmark, resulting in significant currency devaluation. As the functional currency in Argentina is the Argentinean peso and we anticipate that funds generated from collection of sales in Argentina will be maintained in Argentina, we do not anticipate that the elimination of the U.S. dollar as a monetary benchmark will result in a material adverse effect on our business. However, there can be no guarantee that economic circumstances in Argentina or elsewhere will not worsen, which could result in future adverse effects on earnings should such events occur. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business, financial condition, results of operations and cash flows.

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on our business and financial results. Continued weak global economic conditions could adversely impact our revenues and growth rate. During the year ended December 31, 2001, the information technology market weakened, first in the United States, then in Europe and Asia. This has continued throughout the first nine months of 2002. Continued softness in these markets, particularly in the consumer and telecommunications sector, and purchasers’ uncertainty about the extent of a global economic downturn could result in lower demand for our products. While worsening economic conditions have had a slightly negative impact on revenues to date, revenues, gross margins and earnings could deteriorate significantly or our growth rate could be adversely impacted in the future as a result of economic conditions.

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

We will also continue to invest in our database of device codes by analyzing third party products for inclusion into our library as we keep our commitment to maintaining a comprehensive and efficient worldwide infrared code library. In addition to our device code database, we will continue to invest in novel intellectual property to fortify our position in the market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. Under the Agreement with B of A, we can choose from several interest rate options at our discretion. The interest rate in effect as of September 30, 2002 using the IBOR Rate option plus a fixed margin of 1.25%, was 3.07%. At September 30, 2002, we had no borrowings on our credit line. We have wholly owned subsidiaries in The Netherlands, the United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect our sales, gross margins and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. We had no forward exchange contracts outstanding at September 30, 2002. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at September 30, 2002, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect.

ITEM 4. CONTROLS AND PROCEDURES

Within the ninety (90) day period prior to the date of filing this quarterly report, the management at Universal Electronics, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits pursuant to Item 601 of Regulation S-K

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) Universal Electronics Inc.

Date: November 14, 2002	BY:	/s/ Mark Z. Belzowski

Mark Z. Belzowski Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Paul D. Arling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Universal Electronics Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul D. Arling

Paul D. Arling
Chief Executive Officer

CERTIFICATION

I, Mark Z. Belzowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Universal Electronics Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark Z. Belzowski

Mark Z. Belzowski
Chief Financial Officer