Form 10-K
period 2002-12-31
UNIVERSAL ELECTRONICS INC
filed 2003-03-28
CIK 101984

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

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

Yes ☒                      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒                      No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter: $209,928,000. As of February 28, 2003, 13,602,514 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on June 18, 2003 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2002.
Exhibit Index appears on page 53. This document contains 61 pages.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2002

Item		Page
Number		Number

PART I
1	Business	3
2	Properties	7
3	Legal Proceedings	8
4	Submission of Matters to a Vote of Security Holders	8
PART II
5	Market for Registrant’s Common Stock and Related Stockholder Matters	10
6	Selected Consolidated Financial Data	11
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A	Quantitative and Qualitative Disclosures About Market Risk	24
8	Financial Statements and Supplementary Data	25
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
PART III
10	Directors and Executive Officers of the Registrant	48
11	Executive Compensation	48
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
13	Certain Relationships and Related Transactions	49
14	Controls and Procedures	49
PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	49
	Signatures	50
	Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	51
	Exhibit Index	53

i

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

Universal builds and markets pre-programmed, easy-to-use wireless control devices and chips principally for home entertainment equipment and the subscription broadcasting market. Universal’s product lines include wireless interface technologies, such as combination keyboard/remotes and touch-screen remotes. Universal licenses its patented technologies and database of infrared (“IR”) codes to companies selling into the cable and satellite industries and to original equipment manufacturers (“OEMs”). The Company also develops wireless control interface software for electronic display devices primarily for sale to companies in the computing industry. Universal also sells its universal wireless control products to distributors and retailers in Europe, Asia, Latin America and Australia under the One For All® brand name. Call center support services are also offered to Universal’s customers. To learn more, visit Universal’s web site at www.uei.com.

General Business Information

Universal has developed a broad line of easy-to-use, preprogrammed universal wireless control products which are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retail, private label, OEMs, and cable and satellite service providers and more recently to companies in the computing industry. Universal believes that its universal wireless controls can operate virtually all infrared remote controlled TV’s, VCR’s, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Universal also believes its wireless control products incorporate certain significant technological advantages. First, beginning in 1986 and continuing today, Universal has compiled an extensive library of over 143,000 IR codes that cover nearly 118,000 individual device functions and over 1,800 individual consumer electronic equipment brand names. Universal believes its database of IR codes is larger than any other existing library of IR codes for the operation of home video and audio devices sold worldwide. Universal’s library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices to ensure the accuracy and integrity of the database. Second, Universal’s proprietary software and know-how permit IR codes to be compressed before being loaded into a Read Only Memory (“ROM”), Random Access Memory (“RAM”) or an electronically erasable programmable ROM (“E2”) chip. This provides significant cost and space efficiencies that enable Universal to include more codes and features in the limited memory space of the chip than are included in similarly priced products of competitors. Third, Universal has developed a patented technology that provides the capability to easily upgrade the memory of the remote control by adding IR codes from its library that were not originally included. This technology utilizes both RAM and E2 chip technologies.

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

Products

Universal introduced its first product, the One For All, in 1987. Universal’s family of products includes universal standard and touch screen remote controls, wireless keyboards, antennas, joysticks and other gaming devices, custom and customizable chips that include Universal’s library of IR codes and proprietary software, and licensing of Universal’s library of IR codes and proprietary software. These products cover a broad spectrum of suggested prices and performance capabilities. Universal sells its customized products to international retailers and distributors, consumer electronic accessory suppliers, private label customers, OEMs, cable operators and satellite service providers for resale under the One For All® brand name and/or their respective brand names. Universal’s products are capable of controlling up to twenty video and audio devices, including, but not limited to, TVs, VCRs, DVD players, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, and surround sound systems.

Each of Universal’s wireless control devices is designed to simplify the use of video and audio devices. To appeal to the mass market, the number of buttons is minimized to include only what Universal believes to be the most popular functions. Universal’s remotes are also designed for ease of initial set-up. For most of Universal’s products, the consumer simply inputs a three or four-digit code for each video or audio device to be controlled. Each remote contains a RAM, a ROM, or a combination of ROM and E2 chips. The RAM and the ROM and E2 combination products allow the remote to be upgraded with additional codes, one of Universal’s patented features. Another patented ease of use feature Universal offers in several of its universal remote controls is its user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.

Many of Universal’s products include its patented upgradeability feature. This feature provides the user with the capability to easily upgrade the memory of the remote control by adding codes from its library that were not originally included within the product. Each of these products utilizes the E2 chip technology and also retains memory while changing batteries which eliminates the inconvenience experienced by consumers of having to set up the remote control each time the batteries are changed.

By providing its wireless control technology in many forms, including finished products and integrated circuits on which Universal’s software is embedded, Universal can meet the needs of its customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate Universal’s technology. During 2002, Universal launched two new technologies, the Nevo™ technology, an embedded solution that transforms an electronic display (such as Compaq’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device, and the Kameleon™ interface technology, a revolutionary display technology that provides ease of use by illuminating only active keys needed to control each entertainment device.

In addition, Universal’s products are easily customized to include the features that are important to customers. These include, but are not limited to, keys to control electronic program guides, one-button VCR record keys, customized macro set-up keys, and/or other features.

Distribution and Customers

Universal’s products are sold to a wide variety of customers in numerous distribution channels. In the United States, Universal principally sells its products and/or licenses its proprietary technology to cable operators, satellite service providers, private label customers and consumer electronics accessory manufacturers and companies in the computing industry for resale under their respective brand names. In addition, Universal sells its wireless control products and licenses its proprietary technologies to OEMs for use in their products. Universal has also licensed certain of its proprietary technology to third parties and its One For All brand name to a third party who in turn sells the products directly to certain domestic retailers. Outside of the United States, Universal sells remotes, other wireless control devices, and certain accessories under the One For All and certain other brand names to retailers and to other customers under private labels through its international subsidiaries and distributors. Universal also sells its products and/or licenses its proprietary technology to OEMs, cable operators and satellite service providers internationally.

For the year ended December 31, 2002, the Company had sales to one company, Comcast Communications, Inc. that represented more than 10% of Universal’s net sales for the year.

Universal provides subscription broadcasters, namely cable operators and satellite service providers both domestically and internationally, with universal wireless control devices and integrated circuits on which Universal’s software is embedded, to support the demand associated with the deployment of digital set-top boxes and increased services.

Universal also sells its universal wireless control devices and integrated circuits, on which the Company’s software is embedded, to OEMs that manufacture cable converters and satellite receivers for resale with their products.

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

Universal continues to place significant emphasis on expanding its sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. Universal will continue to add new sales people, as required, to support anticipated sales growth in these markets over the next few years. In addition, Universal continues to improve on its development processes to increase cost savings and to provide more timely delivery of its products to its customers.

In the international markets, One For All brand name products accounted for 26.3%, 21.2%, and 18.8% of Universal’s sales for the years ended December 31, 2002, 2001, and 2000, respectively. Throughout 2002, Universal continued its retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, Mexico and selected countries in Asia and Latin America. Universal has seven international subsidiaries, Universal Electronics B.V., established in The Netherlands, One For All GmbH and Ultra Control Consumer Electronics GmbH, both established in Germany, One for All Iberia S.L., established in Spain, One For All (UK) Ltd., established in the United Kingdom, One For All Argentina S.R.L., established in Argentina, and One For All France S.A.S., established in France. Universal uses third party distributors in countries where it does not have subsidiaries.

Consumer Service and Support

Universal provides domestic and international consumer support to its various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers through its automated “InterVoice” system. Live agent help is also available through certain programs. Universal continues to review its programs to determine their value in enhancing and improving the sales of Universal’s products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added. In March 2003, the Company’s largest customer notified the Company that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using the Company’s services during the second quarter of 2003. Consequently, revenue for consumer service and support from this customer will cease. Revenues from this customer for consumer service and support amounted to $3.4, $1.6 and $0.3 million in 2002, 2001and 2000, respectively.

Raw Materials and Dependence on Suppliers

Universal utilizes third-party manufacturers and suppliers in Asia, Mexico and the United States to produce its wireless control products. The number of third party manufacturers or suppliers that provided Universal in excess of 10% of its manufacturing services and/or components were two, three, and three for 2002, 2001, and 2000, respectively. In 2002, Jetta and Samsung collectively represented 27% of Universal’s manufacturing services and components. In 2001 and 2000, Philips, Jetta and Samsung collectively represented 43% and 45%, respectively, of Universal’s manufacturing services and components. As in the past, Universal continues to evaluate alternative and additional third-party manufacturers and sources of supply.

During 2002, Universal continued to diversify its suppliers and maintain duplicate tooling for certain of its products, as necessary. This has allowed Universal to stabilize its source for products and negotiate more favorable terms with its suppliers. In addition, where it can, Universal uses standard parts and components, which are available from multiple sources. To continue to reduce its dependence on suppliers, Universal continues to seek additional sources of integrated circuit chips to help reduce the potential for manufacturing and shipping delays and to help maintain additional inventory of these component parts as safety stock.

Patents, Trademarks and Copyrights

Universal owns a number of United States and international patents relating to its products and technology, has filed domestic and international applications for other patents that are pending, and has obtained copyright registration for certain of its proprietary software and libraries of IR codes. Universal had a total of 80 issued and pending patents at the end of 2002, an increase from 66 at the end of 2001. The life of Universal’s patents ranges from 5 to 18 years. While Universal follows the practice of obtaining patents or copyright registration on new developments whenever advisable, in certain cases, Universal has elected common law trade secret protection in lieu of obtaining such protection. In Universal’s opinion, engineering and production skills and experience are of equal importance to its market positions as are patents and copyrights. Universal further believes that none of its businesses is dependent to any material extent upon any single patent or trade secret. The names of most of Universal’s products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging up to 20 years, which terms are renewable as long as the trademarks continue to be used and are deemed by management to be important to Universal’s operations.

Seasonality

Historically, Universal’s business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, growth in sales of Universal’s subscription broadcasting and OEM products may outpace the growth in sales of its retail products and, consequently, the retail seasonality may have much less of an effect on the Company’s revenue.

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Supplementary Data” for further details regarding the quarterly results of the Company.

Competition

Universal’s principal competitors in the international retail and private label markets for universal wireless controls include Philips and Thomson, as well as various manufacturers of wireless controls in Asia. Universal’s primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. In the subscription broadcasting business line, Universal competes with various distributors in the United States and several of the larger set-top manufacturers, including Motorola and Scientific-Atlanta. Universal competes in its markets on the basis of product quality, product features, price, and customer and consumer support. Universal believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of Universal’s competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that Universal will remain competitive in the future.

Engineering, Research and Development

During 2002, Universal’s engineering efforts focused on modifying existing products and technology to improve their features and lower their costs, and to develop measures to protect the Company’s proprietary technology and general know-how. Universal continues to regularly update its library of IR codes to include IR codes for features and devices newly introduced both in the United States and internationally. Universal’s library contains 143,000 IR data codes, an increase from just over 118,000 data codes in 2001. Universal also continues to explore ways to improve its software to preprogram more codes into its memory chips and to simplify the upgrading of its wireless control products.

Also during 2002, Universal’s research and development efforts related to new and innovative wireless control devices with enhanced capabilities, as well as new applications of wireless control technology, resulted in the launch of its Nevo technology and Kameleon interface technology.

Universal is also exploring various opportunities to supply wireless control devices for the operation of additional electronic and other devices in the home using IR signals, as well as combinations of infrared signals, radio frequencies, household electrical circuits, and telephone lines and cable communication. Company personnel are involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of the Company’s research and development projects will be successfully completed.

Universal’s engineering, research and development departments, located in Cypress, California, had approximately 75 full-time employees at December 31, 2002. Universal’s expenditures on engineering, research and development in 2002, 2001, and 2000 were $5.9, $5.6, and $4.5 million, respectively, of which approximately $4.5, $4.2, and $3.3 million, respectively, was for research and development.

Environmental Matters

Universal believes it has materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which it is subject. During the years ended December 31, 2002, 2001 and 2000, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect Universal’s earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon the capital expenditures, earnings or financial condition of the Company.

Employees

At December 31, 2002, Universal employed approximately 355 employees, of whom 75 were in engineering, research and development, 66 in sales and marketing, 141 in consumer service and support, 21 in operations and warehousing and 52 in executive and administrative staff. None of Universal’s employees is subject to a collective bargaining agreement or is represented by a union. Universal considers its employee relations to be good.

International Operations

Financial information relating to Universal’s international operations for the years ended December 31, 2002, 2001 and 2000 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 17”.

Available Information

Universal’s Internet address is www.uei.com. Universal makes available through its Internet website its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments thereto as soon as reasonably practicable after it electronically files such reports with the Commission. Investors can also obtain copies of our SEC filings from the SEC website at www.sec.gov.

ITEM 2. PROPERTIES

Universal’s headquarters are located in Cypress, California. Universal utilizes the following office and warehouse facilities:

		Square
Location	Purpose or Use	Feet	Status

Cypress, California	Corporate headquarters, warehouse, engineering, research and development	33,268	Leased, expires December 31, 2003
Twinsburg, Ohio	Consumer and customer call center	8,509	Leased, expires July 31, 2005
Enschede, Netherlands	International headquarters and call center	18,292	Leased, expires September 1, 2007

In addition to the facilities listed above, Universal leases space in various international locations, primarily for use as sales offices. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements - Note 12” for additional information regarding Universal’s obligations under leases.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2000, Universal filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of the Company’s patents (Universal Electronics Inc. v. Universal Remote Control, Inc., Civil Action No. SACV 00- 1125 AHS (EEx)). Universal is seeking damages and injunctive relief. Universal Remote has answered the Complaint and has denied infringement, and the parties are engaged in discovery. In addition, the parties are engaged in preliminary settlement discussions.

On November 19, 2002, the Company filed suit against Intrigue Technologies, Inc. alleging that Intrigue Technologies has infringed one of the Company’s patents (Universal Electronics Inc. v. Intrigue Technologies, Inc., Civil Action No. SA02-1089GLT (ANX)). Intrigue Technologies has answered this complaint denying infringement. In addition, Intrigue Technologies has filed suit against the Company (Intrigue Technologies, Inc. v. Universal Electronics Inc., Case Number A3-02-124) seeking a judgment to declare certain of the Company’s patents invalid, unenforceable and void and also alleging that the Compnay has violated federal antitrust laws with respect to its patent enforcement. The Company has not yet answered this complaint, however intends to do so denying all of Intrigue Technologies’ material allegations. In addition, the parties are engaged in preliminary settlement discussions.

There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of business, to which Universal or any of its subsidiaries is a party or of which any of their property is the subject. In addition, as is typical in Universal’s industry and the nature and kind of business in which the Company is engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against the Company arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against Universal in potential or pending litigation would not have a material adverse effect on Universal’s financial condition or results of operations. Moreover, management believes that Universal’s products do not infringe any third parties’ patent or other intellectual property rights.

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

Executive Officers of the Registrant*

The following table sets forth certain information concerning the executive officers of Universal as of February 28, 2003:

Name	Age	Position

Paul D. Arling	40	Chairman of the Board and Chief Executive Officer
Robert P. Lilleness	36	President and Chief Operating Officer
J. Stewart Ames	44	Senior Vice President of Sales, Product Development and Marketing
Jerry L. Bardin	64	Senior Vice President of Engineering and Operations
Paul J.M. Bennett	47	Senior Vice President, Managing Director, Europe
Richard A. Firehammer, Jr.	45	Senior Vice President, General Counsel and Secretary
Mark Z. Belzowski	44	Vice President, Chief Financial Officer and Treasurer

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Paul D. Arling is Chairman and Chief Executive Officer of Universal. He joined Universal in May 1996 as Chief Financial Officer and was named to the Company’s Board of Directors in August of 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October of 2000 and appointed as Chairman in July 2001. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.

Robert P. Lilleness joined Universal as President and Chief Operating Officer in May 2001. Prior to joining Universal, he served as Vice President of Product Management and Marketing at Trilogy Software Inc. from June 1998 to May 2001 (a privately held company that develops and markets e-business software). Before Trilogy, Lilleness worked for Microsoft Corporation (NASDAQ: MSFT) from February 1993 to May 1998, in a number of marketing, management and operational roles. Prior to working for Microsoft, Lilleness served as an auditor for Ernst and Young in Zurich, Switzerland. Lilleness received his undergraduate degree from the University of Puget Sound and holds an MBA from Harvard University.

J. Stewart Ames has been a Senior Vice President of Sales, Product Development and Marketing of Universal, managing the marketing and sales efforts for North America and Japan since January 1999. Prior to this position at Universal, Ames served as Company’s Vice President of Cable Sales from June 1987 to January 1999, directing the United States based sales force in selling universal wireless control products to multiple system operators. Before joining Universal in January 1991, Mr. Ames worked for three years as Sales Manager for Calmold, (a plastic injection molder in Southern California), managing its sales force and selling injection molding capacity for three factories to a variety of OEM businesses. Prior to Calmold, Mr. Ames held sales and sales management positions at Spirol International, (a manufacturer of specialty metal fasteners, assembly equipment and metal stampings), over a period of seven years. Mr. Ames received a BS Degree in Biology from Bates College in Lewiston, Maine.

Jerry L. Bardin has been a Senior Vice President of Engineering and Operations since joining Universal in August 1998. Prior to joining Universal, Mr. Bardin was with Science Applications International Corp. (a high technology research and engineering company) for 15 years serving in several executive management and consulting positions. Mr. Bardin earned his BS and Master of Science in Electrical Engineering at the University of Texas at Austin.

Paul J.M. Bennett has been Managing Director and a Senior Vice President, Managing Director, Europe of Universal since July 1996. Prior to joining Universal, Mr. Bennett held various positions at Philips Consumer Electronics over a seven year period, first as Product Marketing Manager for the Accessories Product Group, initially set up to support Philip’s Audio division, and then as head of that division. Mr. Bennett was educated at Terenure College and the College of Commerce in Dublin and completed his studies at University College, where he gained a Bachelor of Commerce Degree.

Richard A. Firehammer, Jr., Esq. has been a Senior Vice President of Universal since February 1999. He has been Universal’s General Counsel since October 1993 and Secretary since February 1994. He was Universal’s Vice President from May 1997 until August 1998. He was outside counsel to the Company from September 1998 untilbeing rehired in February 1999. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm, Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He is admitted to the Bars in the State of Illinois and the State of Ohio. Mr. Firehammer is also a certified public accountant. He received a BS degree from Indiana University and a JD degree from Whittier College School of Law.

Mark Z. Belzowski has been the Chief Financial Officer and Treasurer of Universal since January 2000. He has been a Vice President of Universal since May 1998 when he joined the Company. Prior to becoming the Company’s Chief Financial Officer, Mr. Belzowski was the Company’s Corporate Controller. From February 1997 through April 1998, he was a financial management consultant for various companies including a cellular reseller and a local area network switch manufacturer. From September 1994 through January 1997, he was Vice President Controller in the Turner Entertainment Group, a division of Turner Broadcasting Systems, Inc. From September 1988 through August 1994, he served in various capacities at Orion Pictures Corporation. Prior to that, Mr. Belzowski was a Senior Auditor with Ernst and Young. He is a certified public accountant in the state of California. Mr. Belzowski obtained a BS degree from California State University at Fullerton.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Universal’s common stock trades on the National Market of The NASDAQ Stock Market under the symbol “UEIC”.

The following table sets forth, for the periods indicated, the high and low reported sale prices for Universal’s common stock, as reported on the National Market of The NASDAQ Stock Market:

	2002		2001

	High	Low	High	Low

First Quarter	$16.7000	$13.9300	$21.1250	$13.5312
Second Quarter	18.2300	14.1500	23.7500	15.2600
Third Quarter	15.0800	8.8000	18.1000	12.7500
Fourth Quarter	10.4700	6.7300	18.0000	14.0000

Stockholders of record on February 28, 2003 numbered approximately 122.

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

Recent Sales of Unregistered Securities

On November 9, 1998, Universal issued a warrant to purchase Company common stock to General Instrument Corporation (subsequently merged with Motorola in 2000) as consideration for entering into an exclusive supply agreement with the Company. The warrant was contingent upon General Instrument Corporation purchasing a specified minimum number of units of products from Universal for each of the calendar years 1999, 2000 and 2001. In 2001, 2000 and 1999, General Instrument Corporation failed to purchase the minimum requirements for each year. As such, the warrant expired and General Instrument Corporation forfeited its right to acquire up to 600,000 shares of Company common stock, at an exercise price of $6.3125 per share, and may not recoup such right through the purchase of products in any subsequent years. Registration under the Securities Act of 1933 was not affected with respect to the warrant in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Net sales	$103,891	$119,030	$124,740	$105,091	$96,123
Operating income	$6,981	$16,009	$18,242	$12,968	$9,505
Net income	$5,939	$11,286	$11,601	$7,740	$5,638
Earnings per share:
Basic	$0.43	$0.82	$0.84	$0.58	$0.44
Diluted	$0.42	$0.78	$0.78	$0.55	$0.43
Shares used in calculating earnings per share:
Basic	13,790	13,844	13,743	13,312	12,772
Diluted	14,163	14,523	14,941	14,126	13,200
Gross margin	40.1%	41.2%	41.3%	41.3%	37.7%
Operating margin	6.7%	13.4%	14.6%	12.4%	9.9%
Selling, general and administrative expenses as a % of sales	33.4%	27.8%	26.7%	28.9%	27.8%
Net income as a % of sales	5.7%	9.5%	9.3%	7.4%	5.9%
Return on average assets	6.1%	12.0%	13.9%	11.5%	9.3%
Working capital	$71,457	$67,422	$58,323	$45,506	$26,921
Ratio of current assets to current liabilities	5.3	5.5	3.5	4.0	2.7
Total assets	$100,016	$94,705	$93,766	$73,751	$60,677
Cash and cash equivalents	$18,064	$14,170	$9,309	$13,286	$1,489
Short-term investments	$22,500	$20,100	$11,500	—	—
Short-term debt	—	—	—	—	$4,786
Long-term debt	$41	$104	$163	$240	—
Stockholders’ equity	$83,237	$79,702	$70,353	$58,511	$44,532
Book value per share (a)	$6.17	$5.78	$5.10	$4.28	$3.48
Ratio of liabilities to liabilities and stockholders’ equity	16.8%	15.8%	25.0%	20.7%	26.6%

(a)	Book value per share is defined as stockholders’ equity divided by common shares outstanding.

A factor that affected the comparability of information between 2002 and 2001 was our implementation of Statement of Financial Standards (“SFAS”) No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We build and market pre-programmed, easy-to-use wireless control devices and chips principally for home entertainment equipment and the subscription broadcasting market. We also develop wireless control interface software for electronic display devices sold by companies in the computing industry. Our product lines include such wireless interface technologies as combination keyboard/remotes and touch-screen remotes. We sell our wireless control products and license our patented technologies and database of IR codes to companies selling into the cable and satellite industries and to original equipment manufacturers. We also sell our universal wireless control products to distributors and retailers in Europe, Asia, Latin America and Australia under the One For All® brand name. We also offer call center support services to our customers.

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

Among the factors that could cause actual results to differ materially from those expressed herein are the following: the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on the Company or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our realization of tax benefits from various tax projects initiated from time to time; the continued strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins throughout 2003 and beyond; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the continued growth of the digital market; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

In addition, more information about risk factors that could affect our business and financial results is included in the section entitled “Factors That May Affect Financial Condition and Future Results” in this Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventories, valuation of long-lived assets, intangible assets and goodwill, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. We recognize revenue on the sale of products when title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. For the majority of our sales, recognition occurs when products are shipped. We also license our patented technologies and database of infrared codes. We record license revenue when our customers ship products incorporating our technologies and database, provided collection of such revenue is reasonably assured. In addition, we generate service revenues as a result of providing consumer support programs, through our call center, to various universal remote control marketers. These service revenues are recognized when earned. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly estimate returns and sales allowances, revenue could be overstated.

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

Valuation of long-lived assets and other intangible assets. We assess the impairment of long-lived assets and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value. When we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, and based on the carrying value of the asset being less than the undiscounted cash flows, we measure an impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In assessing the recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which we adopted on January 1, 2002, establishing standards for performing certain tests of impairment on long-lived assets. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

Goodwill. In accordance with SFAS No. 142, we ceased amortization on approximately $3.0 million of net unamortized goodwill beginning January 1, 2002. We recorded approximately $565,000 of amortization during 2001 and would have recorded approximately $565,000 of amortization during 2002. We performed an initial impairment review of our goodwill on January 1, 2002, conducted an annual impairment review as of December 31, 2002 and will perform an annual review in subsequent years. In performing the initial impairment review, we identified our reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit’s carrying amount. Based on this analysis, we determined that each reporting unit’s fair value exceeded its carrying amount, and therefore concluded that there was no indication of a transitional impairment loss. As further mandated by SFAS No. 142, we performed an annual impairment test of our goodwill as of December 31, 2002 using the same methodology employed for the initial impairment review of our goodwill, and determined that there was no indication of an impairment loss.

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

Results of Operations

The following table sets forth the statement of operations data of Universal expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.9	58.8	58.7

Gross profit	40.1	41.2	41.3
Selling, general and administrative expenses	33.4	27.8	26.7

Operating income	6.7	13.4	14.6
Interest income, net	(0.6)	(0.8)	(0.8)
Other income, net	(0.2)	(0.2)	(0.4)

Income before income taxes	7.5	14.4	15.8
Provision for income taxes	1.8	4.9	6.5

Net income	5.7%	9.5%	9.3%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales for the twelve months ended December 31, 2002 were $103.9 million, a decrease of 12.7% over the net sales of $119.0 million for the same period last year. Net income for 2002 was $5.9 million or $0.43 per share (basic) and $0.42 per share (diluted) compared to $11.3 million or $0.82 per share (basic) and $0.78 per share (diluted) for 2001.

Net sales in our technology lines (subscription broadcasting, OEM and private label) in 2002 decreased by $16.6 million, or 18.1%, to $75.2 million from $91.8 million in 2001. Sales to subscription broadcasting service providers and OEMs decreased by $17.2 million, or 21.0%, from $81.6 million in 2001 to $64.4 million in 2002. Reductions in capital expenditures by our major subscription broadcasting and cable set top box OEM customers resulted in reduced digital set top box deployment during 2002 and consequently, reduced orders from these customers. Private label sales decreased by $0.5 million, or 7.1%, from $7.7 million in 2001 to $7.2 million in 2002 due to decreased consumer demand for these products in 2002. Net sales in our technology lines were approximately 72.4% of net sales in 2002 compared to 77.1% in 2001.

Net sales from the retail lines (One For All® international retail and direct import) increased $1.4 million, or 5.3%, from $27.2 million in 2001 to $28.6 million in 2002. Of this increase, the One For All® international retail sales increased $2.1 million, or 8.2%, from $25.2 million in 2001 to $27.3 million in 2002 (due primarily to increased demand from retailers in the UK, Germany and Spain) while our domestic direct import licensing and product revenues decreased by $0.6 million or 31.6% from $2.0 million in 2001 to $1.4 million in 2002 due to less demand. Net sales from the retail lines accounted for approximately 27.6% of total 2002 net sales compared to 22.9% in 2001.

Gross profit was $41.7 million or 40.1% of net sales in 2002 as compared to $49.1 million or 41.2% of net sales in 2001. Gross margins in 2002 were lower due primarily to increased use of air freight-in to meet customer demands and higher provisions for inventory obsolescence.

Research and development expenses increased from $4.2 million in 2001 to $4.5 million in 2002, primarily due to the development of our Nevo and Kameleon technology.

Selling, general and administrative expenses increased to $34.7 million in 2002, compared to $33.1 million in 2001. This increase was attributable to increased delivery and freight expenses as well as higher professional service fees for tax planning projects.

Delivery and freight expenses increased $1.1 million, from $2.2 million in 2001 to $3.3 million in 2002, as a result of increased air shipments as well as increased fees and surcharges as a result of the port shutdowns in the western United States. Professional service fees increased from $1.0 million in 2001 to $1.5 million in 2002 due to an increase in fees for various tax planning projects. As a percentage of net sales, selling, general andadministrative expense was 33.3% in 2002 compared to 27.8% in 2001.

Interest income decreased by $392,000 in 2002 to $595,000 as compared to $987,000 in 2001 due to a decrease in interest earned on cash balances and short- term investments in 2002.

Other income increased by $92,000 to $239,000 in 2002 compared to $147,000 in 2001 primarily due to the settlement of patent infringement suits totaling $163,000.

We recorded income tax expense of $1.9 million for 2002 compared to $5.9 million for 2001. The decrease is a result of lower pretax income and a reduction in tax expense of approximately $0.5 million due to the benefit recorded for research and development credits. Our effective tax rate was reduced from 34% in 2001 to 24% in 2002.

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

Net sales in our technology lines (subscription broadcasting, OEM and private label) in 2001 decreased by $7.9 million, or 7.9%, to $91.8 million from $99.7 million in 2000. Sales to subscription broadcasting service providers and OEMs decreased by $8.6 million, or 9.6%, from $90.2 million in 2000 to $81.6 million in 2001. This decrease was principally due to reductions in overall spending by our traditional OEM customers and a lower rate of digital set top box deployment during 2001 resulting in reduced orders from some of our major subscription broadcasting and cable set top box OEM customers. Private label sales decreased by $1.0 million, or 11.5%, from $8.7 million in 2000 to $7.7 million in 2001 due to decreased consumer demand for these products in 2001. Net sales in our technology lines were approximately 77.1% of net sales in 2001 compared to 79.9% in 2000.

Net sales from the retail lines (One For All® international retail and direct import) increased $2.2 million, or 8.8%, from $25.0 million in 2000 to $27.2 million in 2001. Of this increase, One For All® international retail sales increased $1.8 million, or 7.8%, from $23.4 million in 2000 to $25.2 million in 2001 (due primarily to increased demand from retailers in the UK, France, Latin America and Australia) while our domestic direct import licensing and product revenues increased by $0.4 million or 25.7% from $1.6 million in 2000 to $2.0 million in 2001. Net sales from the retail lines accounted for approximately 22.9% of total 2001 net sales compared to 20.1% in 2000.

Gross profit was $49.1 million or 41.2% of net sales in 2001 as compared to $51.6 million or 41.3% of net sales in 2000.

Research and development expenses increased from $3.3 million in 2000 to $4.2 million in 2001, primarily due to the development of our embedded solutions and other wireless interface technology.

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

Delivery and freight expenses decreased $0.7 million, from $2.9 million in 2000 to $2.2 million in 2001, as a result of lower sales volumes along with increased use of less expensive delivery methods and aggressive negotiations with our freight vendors, which have resulted in increased shipping and operating efficiencies. Professional fees decreased from $1.7 million in 2000 to $1.0 million in 2001. This decrease was primarily due to higher costs in 2000 relating to our corporate development activity including evaluation of potential acquisitions as compared to 2001. Employee payroll, bonus, commission and related fringe costs were $14.5 million in 2001 compared to $14.7 million in 2000, an overall decrease of $.2 million, principally due to reduced bonus and commission costs as a result of lower sales, partially offset by additional hiring of personnel in technology development, engineering and sales. Advertising, promotional and tradeshow expenses increased from $1.7 million in 2000 to $2.1 million in 2001 in an intensified effort to promote our technology and products. During 2000, we recorded income of $0.5 million as an offset to bad debt expense to reflect the settlement and collection of an older U.S. retail receivable, previously fully reserved. As a percentage of net sales, selling, general and administrative expense was 27.8% in 2001 compared to 26.7% in 2000.

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

We recorded income tax expense of $5.9 million for 2001 compared to $8.1 million for 2000. The decrease is a result of lower pretax income and a reduction in tax expense of approximately $1.0 million recorded in 2001 due to the benefit recorded for research and development credits. We may continue to benefit from any identified research and development credits in future periods. Our effective tax rate was reduced from 41% in 2000 to 34% in 2001.

Liquidity and Capital Resources

Universal’s principal sources of funds are from its operations and bank credit facilities. Cash provided by operating activities for 2002 was $16.2 million as compared to $19.7 million in 2001. The decease in cash flow is primarily due to reduced net income.

On April 1, 2002, we entered into a $15 million unsecured revolving credit agreement (the “Agreement”) with Bank of America National Trust and Savings Association (“B of A”). Under the Agreement with B of A which is set to expire on April 1, 2005, we can choose from several interest rate options at our discretion. The interest rate in effect as of December 31, 2002 using the IBOR Rate option plus a fixed margin of 1.25%, was 2.62%. We pay a commitment fee at a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, our ability to pay cash dividends on our common stock is restricted and we are subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, we have authority under this credit facility to acquire up to 1,000,000 shares of our common stock in market purchases. We purchased 584,845 shares at a cost of $5,273,611 since the date of this Agreement through December 31, 2002. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of our import letters of credit. As of December 31, 2002, we had no amounts outstanding under this credit facility.

In addition to the 584,845 shares of our common stock purchased during 2002 at a cost of $5,273,611, we purchased 301,600 shares of common stock in 2001 on the open market at a cost of $4,428,771. There were no open market purchases of our common stock in 2000. We hold shares purchased on the open market as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.

During 2002, we received proceeds of approximately $1,334,000 from the exercise of stock options granted to the Company’s employees, as compared to approximately $1,750,000 during 2001 and $592,000 during 2000.

Capital expenditures in 2002, 2001, and 2000 were approximately $2.1, $2.6, and $2.8 million, respectively. Annual capital expenditures relate primarily to acquiring product tooling each year.

During the second quarter of 2002, we completed an acquisition of certain multimedia protocol technologies from a software development company for $780,000. These technologies enable custom wireless control solutions for home entertainment hardware and software applications.

On August 25, 2000, we completed our acquisition of a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, $143,000 was paid during 2001 and the remaining amount was paid during 2002.

Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2002, we had $71.5 million of working capital compared to $67.4 million and $58.3 million at December 31, 2001 and 2000, respectively. The increase in working capital during 2002 is principally due to increases in cash and short-term investments at December 31, 2002.

The following summarizes our obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Other obligations primarily consist of payments to one of our former directors for services rendered. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLMENTARY DATA- Notes to Consolidated Financial Statements-Note 18” for additional information regarding related party transactions.

December 31, 2002
(In thousands)	Payments Due by Period
		Less than	1 – 3	4-5	After
	Total	1 year	years	years	5 years
Contractual Obligations
Operating Leases	$2,180	$889	$777	$514	—
Other Obligations	258	258	—	—	—

Total Contractual Cash Obligations	$2,438	$1,147	$777	$514	$—

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facility will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2003; however, there can be no assurance that this will occur.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. We adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002.

In accordance with SFAS No. 142, we ceased amortization on approximately $3.0 million of net unamortized goodwill beginning January 1, 2002. We recorded approximately $565,000 of amortization during 2001 and would have recorded approximately $565,000 of amortization during 2002. We performed an initial impairment review of our goodwill on January 1, 2002, conducted an annual impairment review as of December 31, 2002 and will perform an annual review in subsequent years.

In the performance of the initial impairment review, we identified our reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit’s carrying amount. Based on this analysis, we determined that each reporting unit’s fair value exceeded its carrying amount, and therefore concluded that there was no indication of a transitional impairment loss.

As further mandated by SFAS No. 142, we performed an annual impairment test of our goodwill as of December 31, 2002 and using the same methodology employed for the intital impairment review of our goodwill, and determined there was no indication of an impairment loss.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which we adopted on January 1, 2002, establishes standards for performing certain tests of impairment on long-lived assets. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a significant impact on our financial condition, results of operations, or cash flow.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. We have made the required disclosures related to our warranties and are currently evaluating the impact of FIN No. 45 on our financial position and results of operations.

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations.

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

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on the Company or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our realization of tax benefits from various tax projects initiated from time to time, the continued strength of our balance sheet,; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the continued growth of the digital market; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

Dependence Upon Key Suppliers

Most of the components used in our products are available from multiple sources; however, we have elected to purchase integrated circuit components used in our products, principally our wireless control products, and certain other components used in our products, from two main sources, each of which provides in excess of ten percent (10%) of our microprocessors for use in our products. We have developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of our wireless controls. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors, which could have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely affect our business until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

Our quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of our new product offerings and our competitors and the loss or acquisition of any significant customers. Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. However, the growth in our subscription broadcasting and OEM products may outpace the growth in our retail products and consequently, retail seasonality may have less of an effect on our revenue. Factors such as quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate substantially. In addition, we (i) may from time to time increase our operating expenses to fund greater levels of research and development, increase our sales and marketing activities, develop new distribution channels, improve our operational and financial systems and broaden our customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be materially adversely affected.

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

Due to all of the foregoing factors, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

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

Demand for Consumer Service and Support

We have continually provided domestic and international consumer service and support to our customers to add overall value and to help differentiate us from our competitors. In March 2003, our largest customer notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services commencing the second quarter of 2003. Consequently, revenue for consumer service and support from this customer will cease. In light of this, we will review our domestic service and support group and determine how to best utilize this service to support our existing customers and to attract new customers. There can be no assurance that we will be able to attract new customers. In addition, in the event other customers decide to cease using this service, we would be unable to offset costs associated with providing this service resulting in a significant adverse affect to our financial condition, results of operations and cash flows.

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the wireless control products market will depend in part upon our ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful in developing and marketing new products or in enhancing our existing products, or that such new or enhanced products will achieve consumer acceptance, and, if achieved, will sustain that acceptance, that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our Company’s financial condition, results of operations and cash flows.

In addition, the introduction of new products that we may introduce in the future may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. During 2002, we had sales to one customer that amounted to more than ten percent of our net sales for the year. The future loss of that customer or any other key customer, either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.

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

Potential for Litigation

As is typical in our industry and the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. At the present time, there are two lawsuits pending brought by the Company against third parties. In these actions, we are seeking money damages and injunctive relief. In one of these actions, the third party has filed suit against us seeking a declaration that certain of our patents are invalid and unenforceable. It is the opinion of management that such patents are valid and enforceable and we intend to defend against such suit vigorously. While it is the opinion of management that our products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation, including the matters discussed in this Annual Report on Form 10-K, could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations and cash flows.

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

In 2000, we established a wholly owned subsidiary, One For All Argentina S.R.L., in Argentina for the support of our retail sales activities in Latin America, specifically in Argentina and Brazil. Net sales during 2002 and 2001 were approximately $308,000 and $1.2 million, respectively. In early 2002, the United States dollar was eliminated as Argentina’s monetary benchmark, resulting in significant currency devaluation. As the functional currency in Argentina is the Argentinean peso and we anticipate that funds generated from collection of sales in Argentina will be maintained in Argentina, we do not anticipate that the elimination of the U.S. dollar as a monetary benchmark will result in a material adverse effect on our business. However, there can be no guarantee that economic circumstances in Argentina or elsewhere will not worsen, which could result in future effects on earnings should such events occur. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on our business and financial results. The global economy has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures. Continued weak global economic conditions and continued softness, particularly in the consumer and telecommunications sector, and purchasers’ uncertainty about the extent of the global economic downturn could result in lower demand for our products.

We have observed the effects of the global economic downturn in some areas of our business. The downturn has contributed to net revenue declines during fiscal 2002. During the current downturn, we also have experienced gross margin declines in certain businesses, reflecting the effect of competitive pressures as well as inventory write-downs. While worsening economic conditions have had a slightly negative impact on revenues to date, revenues, gross margins and earnings could deteriorate significantly or our growth rate could be adversely impacted in the future as a result of economic conditions. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable.

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

By operating our business in countries outside the United States, we are exposed to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, and variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, may have an adverse effect on our international operations, and consequently on our business, operating results, financial condition and cash flows. While we will continue to work toward minimizing any adverse effects of conducting our business abroad, no assurance can be made that we will be successful in minimizing any such effects.

Outlook

Our focus has been and will continue to be throughout 2003, the enhancement of our leadership position by developing custom products for our subscription broadcast and OEM customers, growing our capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies, and developing new platform products. We are also developing new ways to enhance remote controls and exploring methods to control digital media in the home to enhance the offerings of industries we serve.

In 2002, we launched our Nevo technology, an embedded solution that transforms an electronic display (such as Compaq’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. Nevo has propelled us to serve customers in the computing industry. We also launched our Kameleon interface technology, a revolutionary display technology that provides ease of use by illuminating only active keys needed to control each entertainment device. During 2003, we will continue to seek ways to integrate our Nevo technology and Kameleon display technology into other forms and devices.

We will continue to invest in our database of device codes by analyzing OEM products for inclusion into our library as we keep our commitment to maintaining a worldwide IR code library. In addition to our device code database, we will continue to invest in novel intellectual property to fortify our position in the market.

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

In March 2003, our largest customer notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services. Consequently, revenue for consumer service and support from this customer will cease. In light of this, during our 2003 second quarter, we will review our domestic consumer service and support group to determine how we may best utilize this service to support our existing customers service and to attract new customers. There can be no assurance that we will be able to attract new customers to use this service.

We will also continue in 2003 to attempt to control our overall cost of doing business. We believe that through product design changes and our purchasing efforts, improvements in our gross margins and efficiencies in our selling, general and administrative expenses can be accomplished, although there can be no assurance that there will be any improvements to our gross margin or that we will achieve any cost savings through these efforts and if accomplished, that any such improvements or savings will be significant or maintained.

Also during 2003, we will continue to pursue our overall strategy of seeking ways to operate all aspects of our business more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and generally based on either the bank’s cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At December 31, 2002, we had no borrowings on our credit line. The interest rate in effect on the credit line using the bank’s cost of funds rate as the base as of December 31, 2002 was 2.62%. At December 31, 2002 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect our sales, gross margins and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. We entered into no foreign currency forward exchange contracts during the year ended December 31, 2002. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at December 31, 2002, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect. Because of the foregoing factors (Factors That May Affect Financial Condition and Future Results and Quantitative and Qualitative Disclosures About Market Risk), as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Universal Electronics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortization of its goodwill as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

 PricewaterhouseCoopers LLP
 Orange County, California
 January 29, 2003

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$18,064,195	$14,170,403
Short-term investments	22,500,000	20,100,000
Accounts receivable, net	26,306,632	28,209,060
Inventories	16,046,512	16,699,494
Prepaid expenses and other current assets	1,122,673	829,233
Deferred income taxes	1,919,971	1,925,024
Income tax receivable	2,234,358	387,456

Total current assets	88,194,341	82,320,670
Equipment, furniture and fixtures, net	3,382,969	3,827,528
Intangible assets, net	3,681,868	3,132,189
Goodwill	2,961,327	2,961,327
Other assets	738,491	712,739
Deferred income taxes	1,056,639	1,750,312

Total assets	$100,015,635	$94,704,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,795,220	$9,383,256
Accrued income taxes	2,406,893	842,301
Accrued compensation	1,253,039	860,497
Other accrued expenses	5,282,229	3,812,366

Total current liabilities	16,737,381	14,898,420
Note payable	41,414	104,114

Total liabilities	16,778,795	15,002,534

Commitments and contingencies (Notes 12 and 19)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,001,206 and 15,729,928 shares issued at December 31,2002 and 2001, respectively	160,012	157,299
Paid-in capital	71,322,177	68,657,346
Accumulated other comprehensive income (loss)	(1,740,082)	(1,804,670)
Retained earnings	29,912,423	23,973,170
Deferred stock-based compensation	(147,044)	(308,093)

	99,507,486	90,675,052
Less cost of common stock in treasury, 2,521,313 and 1,943,304 shares at December 31, 2002 and 2001, respectively	(16,270,646)	(10,972,821)

Total stockholders’ equity	83,236,840	79,702,231

Total liabilities and stockholders’ equity	$100,015,635	$94,704,765

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,

	2002	2001	2000

Net sales	$103,890,728	$119,029,715	$124,739,877
Cost of sales	62,235,709	69,956,570	73,167,971

Gross profit	41,655,019	49,073,145	51,571,906
Research and development expenses	4,450,626	4,200,006	3,283,607
Selling, general and administrative expenses	30,223,709	28,864,598	30,046,440

Operating income	6,980,684	16,008,541	18,241,859
Interest income	594,879	987,114	920,520
Other income, net	239,243	147,309	499,709

Income before income taxes	7,814,806	17,142,964	19,662,088
Provision for income taxes	(1,875,553)	(5,857,186)	(8,061,456)

Net income	$5,939,253	$11,285,778	$11,600,632

Earnings per share:
Basic	$0.43	$0.82	$0.84

Diluted	$0.42	$0.78	$0.78

Shares used in computing earnings per share:
Basic	13,789,716	13,844,391	13,742,635

Diluted	14,162,887	14,523,140	14,941,153

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Common Stock in			Other		Deferred
	Common Stock Issued		Treasury		Paid-in	Comprehensive	Retained	Stock-Based
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Compensation	Totals

Balance at December 31, 1999	15,317,304	$153,173	(1,652,384)	$(6,708,444)	$64,299,603	$(236,778)	$1,086,760	$(83,117)	$58,511,197

Comprehensive income:
Net income	—	—	—	—	—	—	11,600,632	—	11,600,632
Currency translation adjustment	—	—	—	—	—	(469,179)	—	—	(469,179)

Total comprehensive income									11,131,453
Shares issued for employee retirement plan	14,216	142	—	—	293,230	—	—	—	293,372
Stock options exercised	97,864	979	—	—	591,096	—	—	—	592,075
Shares issued to Directors	—	—	4,492	18,237	76,342	—	—	—	94,579
Restricted stock grants	200	2	—	—	4,398	—	—	53,857	58,257
Income tax benefit related to the exercise of non-qualified stock options	—	—	—	—	477,206	—	—	—	477,206
Adjustment to fair value of warrant issued to a customer	—	—	—	—	(804,797)	—	—	—	(804,797)

Balance at December 31, 2000	15,429,584	154,296	(1,647,892)	(6,690,207)	64,937,078	(705,957)	12,687,392	(29,260)	70,353,342

Comprehensive income:
Net income							11,285,778		11,285,778
Currency translation adjustment						(1,098,713)			(1,098,713)

Total comprehensive income									10,187,065
Shares issued for employee retirement plan	17,617	176			314,558				314,734
Purchase of treasury shares			(301,600)	(4,428,771)					(4,428,771)
Stock options exercised	284,497	2,845			1,746,707				1,749,552
Shares issued to Directors			6,188	27,779	82,239				110,018
Restricted stock grants	(1,770)	(18)		118,378	165,034			(278,833)	4,561
Income tax benefit related to the exercise of non-qualified stock options					1,411,730				1,411,730

Balance at December 31, 2001	15,729,928	$157,299	(1,943,304)	$(10,972,821)	$68,657,346	$(1,804,670)	$23,973,170	$(308,093)	$79,702,231

Comprehensive income:
Net income							5,939,253		5,939,253
Currency translation adjustment						64,588			64,588

Total comprehensive income									6,003,841
Shares issued for employee retirement plan	28,139	281			362,637				362,918
Purchase of treasury shares			(584,845)	(5,273,611)					(5,273,611)
Stock options exercised	243,139	2,432			1,331,818				1,334,250
Shares issued to Directors			6,836					98,030	98,030
Forfeited Restricted stock grants				(24,214)	(38,805)			63,019	—
Income tax benefit related to the exercise of non-qualified stock options					1,009,181				1,009,181

Balance at December 31, 2002	16,001,206	$160,012	(2,521,313)	$(16,270,646)	$71,322,177	$(1,740,082)	$29,912,423	$(147,044)	$83,236,840

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Cash provided by operating activities:
Net income	$5,939,253	$11,285,778	$11,600,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,702,248	4,100,190	3,784,586
Provision for doubtful accounts	384,859	337,257	(91,493)
Deferred income taxes	698,726	(193,786)	2,219,896
Tax benefit from exercise of stock options	1,009,181	1,411,730	477,206
Employee benefit plan	362,918	314,734	293,372
Directors' compensation	98,030	110,018	94,579
Other	—	4,561	58,258
Changes in operating assets and liabilities:
Accounts receivable	4,130,883	8,373,931	(10,964,373)
Inventory	652,982	2,147,843	(4,993,472)
Prepaid expenses and other assets	(249,792)	(119,347)	861,258
Accounts payable and accrued expenses	(257,007)	(5,507,720)	5,798,588
Accrued income and other taxes	(292,604)	(2,546,057)	2,300,898

Net cash provided by operating activities	16,179,677	19,719,132	11,439,935

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(2,124,474)	(2,565,420)	(2,751,440)
Payments for businesses acquired	(132,000)	(143,000)	(1,493,926)
Acquisition of intangible assets	(1,102,868)	(173,061)	(9,064)
Payments for patents	(580,026)	(458,780)	(477,673)
Purchases of short-term investments	(14,700,000)	(15,600,000)	(24,500,000)
Sale of short-term investments	12,300,000	7,000,000	13,000,000

Net cash used for investing activities	(6,339,368)	(11,940,261)	(16,232,103)

Cash provided by (used for) financing activities:
Payments on note payable	(73,531)	(50,421)	(60,910)
Proceeds from stock options exercised	1,334,250	1,749,552	592,075
Treasury stock purchased	(5,273,611)	(4,428,771)	—

Net cash provided by (used for) financing activities	(4,012,892)	(2,729,640)	531,165

Effect of exchange rate changes on cash	(1,933,625)	(187,544)	283,500

Net increase (decrease) in cash and cash equivalents	3,893,792	4,861,687	(3,977,503)
Cash and cash equivalents at beginning of year	14,170,403	9,308,716	13,286,219

Cash and cash equivalents at end of year	$18,064,195	$14,170,403	$9,308,716

     Supplemental cash flow information — Income taxes paid were $1,492,108, $7,801,643, and $2,578,766 in 2002, 2001, and 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

Universal Electronics Inc. (the “Company”) builds and markets pre-programmed, easy-to-use wireless control devices and chips principally for home entertainment equipment and the subscription broadcasting market. Universal also develops wireless control interface software for electronic display devices. Universal’s product lines include wireless interface technologies, such as combination keyboard/remotes and touch-screen remotes. Universal licenses its patented technologies and database of infrared (“IR”) codes to companies selling into the cable and satellite industries and to original equipment manufacturers (“OEMs”). Universal also sells its universal wireless control products to distributors and retailers in Europe, Asia, Latin America and Australia under the One For All® brand name. Call center support services are also offered to Universal’s customers.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and significant transactions have been eliminated in the consolidated financial statements.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventory valuation, valuation of long-lived assets, intangible assets and goodwill, and income taxes.

Revenue Recognition

The Company recognizes revenue on the sale of products when title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. For the majority of the Company’s sales, recognition occurs when products are shipped to the customer. The Company also licenses its patented technologies and database of infrared codes. The Company records license revenue when its customers ship products incorporating its technologies and database, provided collection of such revenue is reasonably assured. In addition, the Company generates service revenues as a result of providing consumer support programs, through its call center, to its various universal remote control marketers. These service revenues are recognized when the service is performed. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

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

Investments

The Company accounts for its investments in accordance with Statements of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments include auction rate notes and bonds with original maturities ranging from 25 to 35 years. The interest rates on the auction rate securities are reset every 28 to 35 days through an auction facilitated by a registered broker-dealer. The interest is credited to the Company’s account immediately prior to the reset date; accordingly, unrealized gains or losses are insignificant. The Company’s investments are classified as available for sale and are recorded at fair value, which approximates their cost. The Company’s available-for-sale investments are classified as short-term investments in the consolidated balance sheets as the Company intends to sell these securities as necessary to meet its liquidity requirements. The cost of securities sold is determined based on specific identification. Such investments total $22,500,000 and $20,100,000 at December 31, 2002 and December 31, 2001, respectively and are included in short-term investments in the accompanying balance sheets.

The Company accounts for its investment which does not have a readily determinable fair value using the cost method as the Company’s investment is less than 20% and the Company is unable to exercise significant influence over the investee. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. Included in other assets is a $360,518 cost investment.

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

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Tooling and equipment are depreciated over two to seven years. Furniture and fixtures are depreciated over five to seven years. Leasehold improvements are amortized over two to five years, which represent the shorter of their useful lives or the terms of the related leases. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

Long-Lived Assets and Other Intangible Assets

Intangible assets consist principally of distribution rights, patents, trademarks and purchased technologies. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to ten years. The Company assesses the impairment of long-lived assets and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or strategy for the overall business; (3) significant negative industry or economic trends; (4) significant decline in the stock price for a sustained period; and (5) the Company’s market capitalization relative to net book value. When the Company determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, and based on the carrying value of the asset being less than the undiscounted cash flows, the Company measures an impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired. In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company ceased amortization on approximately $3.0 million of net unamortized goodwill. The Company recorded approximately $565,000 of amortization during 2001 and would have recorded approximately $565,000 of amortization during 2002. In accordance with SFAS No. 142, an initial impairment review of goodwill was performed effective January 1, 2002 and an annual impairment review is required. In the performance of the initial impairment review, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. The Company then determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit’s carrying amount. Based on this analysis, there is no indication of a transitional impairment loss.

As further mandated by SFAS No. 142, the Company performed an annual impairment test of its goodwill as of December 31, 2002 and using the same methodology employed for the initial impairment review of its goodwill, the Company also determined that there was no indication of an impairment loss. For the years ended December 31, 2001 and 2000, the Company applied the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be disposed of” to evaluate the recoverability of goodwill.

Income Taxes

Income tax expense includes U.S. and international income taxes. The Company records on its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. The Company provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.

Research and Development

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs incurred internally in creating a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product. Research and development include costs such as salaries and employee benefits, supplies and materials. The Company has determined that technological feasibility for its products is reached when a working model is completed. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers and is then amortized using (i) the ratio that current gross revenues for a product bear to the total current anticipated future gross revenues from that product or (ii) the straight-line method over the remaining estimated economic life of the product, whichever is greater. Capitalized software costs are stated at cost, net of accumulated amortization. The Company capitalized $321,484 and $183,197 for the years ended December 31, 2002 and 2001, respectively, and amortized $52,500 in the year ended December 31, 2002.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,319,653, $1,470,141, and $1,282,519 for the years ended December 31, 2002, 2001, and 2000, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs in selling, general and administrative expenses. Shipping and handling costs amounted to $3,525,127, $2,292,690, and $2,961,121 for the years ended December 31, 2002, 2001 and 2000, respectively.

Derivatives

The Company enters into foreign currency exchange contracts with option-based arrangements and contract terms normally lasting less than six months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133, because they relate to existing assets denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound Sterling. The Company does not enter into financial instruments for speculation or trading purposes. The Company had no foreign currency exchange contracts outstanding at December 31, 2002 and 2001.

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value on the date of the grant. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company adopted the disclosure requirements of this Statement.

The Company has provided below, the pro forma disclosures of the effect of net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented. The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related earnings per share, had compensation cost for stock based compensation plans been determined based on the fair value method prescribed under SFAS No. 123 (Note 10):

	Year Ended December 31,
	2002	2001	2000

Net income
As reported	$5,939,253	$11,285,778	$11,600,632
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,281,112)	(2,370,212)	(1,782,460)

Pro forma	$2,658,141	$8,915,566	$9,818,172

Basic earnings per share:
As reported	$0.43	$0.82	$0.84
Pro forma	$0.19	$0.64	$0.71
Diluted earnings per share
As reported	$0.42	$0.78	$0.78
Pro forma	$0.19	$0.61	$0.66

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 2002, 2001, and 2000, respectively: risk-free interest rate of approximately 3.64%, 4.85%, and 6.18%; expected volatility of approximately 66.34%, 63.06%, and 62.61%; expected life of five years for 2002, 2001, and 2000; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted in 2002, 2001, and 2000 were $7.14, $10.43, and $11.35, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation utilized in the year ended December 31, 2002.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company has made the required disclosures related to its warranties and is currently evaluating the impact of FIN No. 45 on its financial position and results of operations.

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure-an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has made the required disclosures and does not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations.

Note 3 - Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 14, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” As discussed in Note 2, the Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

The Company operates in a single industry segment. The Company separately monitors the financial performance of its domestic and international operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the domestic and international operations of its reporting units for the assignment of goodwill. Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000.

Goodwill information for each reporting unit is as follows (in thousands):

	December 31, 2002	December 31, 2001

United States	$1,191	$1,191
All Other Countries	1,770	1,770

Total Goodwill	$2,961	$2,961

The following table shows, on an as adjusted basis, what net income and earnings per share would have been if SFAS No. 142 had been applied beginning January 1, 2001 and 2000 (in thousands):

	Year Ended December 31,
	2001	2000

Net income, as reported	$11,286	$11,601
Add back: goodwill amortization, net of tax effect	388	287

As adjusted, net income	$11,674	$11,888

Basic earnings per share, as reported	$0.82	$0.84
Add back: goodwill amortization, net of tax effect	0.02	0.03

As adjusted, basic earnings per share	$0.84	$0.87

Diluted earnings per share, as reported	$0.78	$0.78
Add back: goodwill amortization, net of tax effect	0.02	0.02

As adjusted, diluted earnings per share	$0.80	$0.80

Information regarding the Company’s other acquired intangible assets and patents are as follows (in thousands):

	December 31, 2002	December 31, 2001

Carrying amount:
Distribution rights	$2,597	$2,597
Patents	2,636	2,056
Trademark	348	389
Technology	1,285	183
Other	1,048	1,066

Total carrying amount	$7,914	$6,291

Accumulated amortization:
Distribution rights	$2,134	$1,705
Patents	951	714
Trademark	77	43
Technology	170	—
Other	900	696

Total accumulated amortization	$4,232	$3,158

Net carrying amount:
Distribution rights	$463	$892
Patents	1,685	1,342
Trademark	271	346
Technology	1,115	183
Other	148	370

Total net carrying amount	$3,682	$3,133

Amortization expense for 2002, 2001, and 2000 amounted to approximately $1.1, $1.4, and $1.3 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ended December 31 will be as follows (in thousands):

2003	$1,141
2004	757
2005	722
2006	722
2007	722

Acquisitions

In March 2002, the Company purchased multimedia protocol technologies from a software development company for $780,000. These technologies enable custom wireless control solutions for home entertainment hardware and software applications.

In August 2000, the Company completed its acquisition of a remote control distributor in France for approximately $1.8 million, of which $1,494,000 was paid in cash during 2000 and $143,000 was paid in cash during 2001. The remaining amount was paid in 2002. The acquisition was accounted for as a purchase with the excess of the aggregate purchase price over the fair market value of net assets acquired recorded as goodwill.

Note 4 - Accounts Receivable

Accounts receivable consist of the following:

	December 31,

	2002	2001

Accounts receivable, gross	$28,481,871	$30,010,312
Allowance for doubtful accounts	(2,175,239)	(1,801,252)

	$26,306,632	$28,209,060

Note 5 - Inventories

Inventories consist of the following:

	December 31,

	2002	2001

Components	$7,950,040	$8,525,412
Finished goods	8,096,472	8,174,082

	$16,046,512	$16,699,494

Note 6 - Equipment, Furniture and Fixtures

Equipment, furniture and fixtures consist of the following:

	December 31,

	2002	2001

Tooling	$6,039,332	$4,914,626
Equipment	5,697,916	5,174,601
Furniture and fixtures	1,143,719	1,038,223
Leasehold improvements	1,277,121	1,145,016

	14,158,088	12,272,466
Accumulated depreciation	(10,775,119)	(8,444,938)

	$3,382,969	$3,827,528

Depreciation expense was $2,569,033, $2,663,791, and $2,522,445 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 7 - Revolving Credit Line

On April 1, 2002, the Company entered into a $15 million unsecured revolving credit agreement (the “Agreement”) with Bank of America National Trust and Savings Association (“B of A”). Under the Agreement with B of A, which is set to expire on April 1, 2005, the Company can choose from several interest rate options. The interest rate in effect as of December 31, 2002 using the IBOR Rate option plus a fixed margin of 1.25%, was 2.62%. The Company pays a commitment fee at a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, the Company’s ability to pay cash dividends on its common stock is restricted and the Company is subject to certain financial covenants and other restrictions. The Company has the right under this credit facility to acquire up to 1,000,000 shares of its common stock in market purchases. The Company purchased 584,845 shares at a cost of $5,273,611 since the date of this Agreement through December 31, 2002. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of our import letters of credit.

The Company had no amounts outstanding under the revolving credit facility and no import letters of credit outstanding at December 31, 2002. No interest was paid for the year ended December 31, 2002.

Note 8 - Financial Instruments

The Company’s financial instruments consist primarily of investments in cash and cash equivalents, short-term investments, accounts receivable and accounts payable, as well as obligations under the credit facility described above. The carrying value of these instruments approximates fair value because of their short maturity.

Note 9 - Stockholders’ Equity

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

Treasury Stock

During 2002 and 2001, 584,845 and 301,600 shares of common stock were purchased by the Company on the open market at a cost of $5,273,611 and $4,428,771, respectively (Note 7). During 2000 there was no stock purchased by the Company. These shares are recorded as shares held in treasury at cost. The shares will generally be held by the Company for future use as management and the Board of Directors shall deem appropriate. In addition, some of these shares will be used by the Company to compensate the outside directors of the Company. During 2002, 2001, and 2000, 6,836, 6,188, and 4,492 shares, respectively, were issued to the outside directors.

Warrant Issued to Customer

On November 9, 1998, the Company entered into an exclusive supply agreement with a customer. As a result of this agreement, the Company issued a warrant entitling the customer to purchase up to 600,000 shares of the Company’s common stock at $6.3125 per share. In 1999, based on the expected number of shares to be issued, the fair value of this warrant of $1,006,000 was recorded as additional paid in capital of the Company with a corresponding increase in other assets. The fair value of the warrant was determined using the Black-Scholes Model. The following assumptions were used for the warrant: risk-free interest rate of approximately 4.84%; expected volatility of approximately 48.11%; and expected life of five years. During 2000, the remaining value of the warrant was adjusted by approximately $805,000. Subject to achieving the minimum purchase requirements of the warrant, the warrant was scheduled to vest 50% on January 1, 2003 and 50% on January 1, 2004. In 2001, 2000 and 1999, the customer failed to purchase the minimum requirement each year and thus, the warrant expired and the customer forfeited its right to acquire any of the 600,000 shares of Company common stock.

Restricted Stock Awards

On July 11, 2001, as compensation for the outside directors for the three year period commencing July 1, 2001, the Company granted each director restricted shares with a fair market value equivalent to approximately $84,000. These restricted shares have been recorded in a separate component of stockholders’ equity and are being amortized over their three-year vesting period. Each calendar quarter, 1/12 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense amounted to $98,030 and $56,017 in 2002 and 2001, respectively.

During the year ended December 31, 1999, a total of 7,950 restricted shares of the Company’s common stock were reserved for issuance to certain employees. The restricted shares vest over a two-year period and had a market value of $107,713 at the award date. These awards have been recorded in a separate component of stockholders’ equity. The carrying value of the restricted stock grants was amortized over the two-year vesting period and has been fully amortized as of December 31, 2001. Amortization expense amounted to $29,260 and $53,857 in 2001 and 2000, respectively.

Note 10 - Stock Options

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

2002 Stock Incentive Plan

On February 5, 2002, the 2002 Nonqualified Stock Plan (“2002 Plan”) was approved. Under the 2002 Plan, 1,000,000 shares of common stock are available for distribution to the Company’s key officers and employees. The 2002 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through February 5, 2012, unless otherwise terminated by resolution of the Company’s Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 2002 Plan.

The following table summarizes the changes in the number of shares of common stock under option:

	2002		2001		2000

	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price
Outstanding at beginning of year	2,260	$11.28	2,455	$10.29	2,142	$7.89
Granted	998	12.14	153	18.08	484	19.93
Exercised	(243)	5.49	(284)	6.15	(98)	6.05
Expired and/or forfeited	(39)	14.17	(64)	13.79	(73)	9.41

Outstanding at end of year	2,976	$12.00	2,260	$11.28	2,455	$10.29

Options exercisable at year-end	1,502		1,076		749

Significant option groups outstanding at December 31, 2002 and related weighted average price and life information are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	At 12/31/02	Contractual Life	Price	At 12/31/02	Price

$2.16 to $7.50	702,041	5.81	$6.47	702,041	$6.47
8.45 to 10.53	514,219	9.86	8.49	750	10.53
11.02 to 14.71	709,750	6.82	11.10	539,188	11.05
15.20 to 22.78	1,049,875	8.35	18.03	259,563	19.77

$2.16 to $22.78	2,975,885	7.65	$12.00	1,501,542	$10.42

Note 11 - Significant Customers and Suppliers

One significant customer, with sales of $15.9 million accounted for 15.3% of total 2002 revenues and trade receivables with this customer amounted to $2.9 million or 11.2% of the total trade receivables at December 31, 2002. During 2001, there were no customers with individual sales exceeding 10% of total Company sales. Two significant customers with sales of $15.9 and $13.6 million accounted for 12.8% and 10.9%, respectively, of total 2000 revenues.

Trade receivables subject the Company to a concentration of credit risk. The risk is mitigated due to the large number of customers comprising the Company’s customer base, the relative size and strength of most of The Company’s customers and the Company’s performance of ongoing credit evaluations.

The Company utilizes third-party manufacturers in Asia, Mexico and the United States to produce its wireless control products. Purchases with two major suppliers amounted to $7.3 and $9.4 million representing 11.7% and 15.2%, respectively, of total inventory purchases during 2002. Accounts payable with the previously mentioned suppliers amounted to $758,000 and $796,000 or 9.7% and 10.2%, respectively, of the total accounts payable at December 31, 2002. Purchases with three major suppliers amounted to $10.5, $8.6 and $10.9 million representing 15.0%, 12.3% and 15.7%, respectively, of total inventory purchases during 2001. Accounts payable with the previously mentioned suppliers amounted to $806,000, $258,000 and $531,000 representing 8.6%, 2.8% and 5.7% of the total accounts payable at December 31, 2001. Purchases with three major suppliers amounted to $12.7, $12.3 and $7.9 million representing 17.3%, 16.8% and 10.7%, respectively, of the total inventory purchases during 2000. Additionally, the Company currently purchases a significant portion of its integrated circuit chips from two vendors.

Note 12 - Leases

The Company leases office and warehouse space and certain office equipment under operating leases. Rental expense under operating leases was $1,211,852, $1,010,896, and $900,849 for the years ended December 31, 2002, 2001, and 2000, respectively.

The following summarizes future minimum non-cancelable operating lease payments with initial terms greater than one year at December 31, 2002:

Year ending December 31:	Amount

2003	$889,210
2004	447,127
2005	329,917
2006	275,154
2007	189,812
thereafter	48,875

Total lease commitments	$2,180,095

Note 13 - Employee Benefit Plans

The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. The Company matches 50% of the participants’ contributions in the form of newly issued shares of common stock of the Company. The expense recorded for the years ended December 31, 2002, 2001 and 2000 amounted to $384,329, $283,352, and $292,388, respectively.

Note 14 - Other Income, Net

“Other income, net” in the Consolidated Income Statements consisted of the following for the periods:

	Year Ended December 31,

	2002	2001	2000

Net gain on realized foreign exchange transactions	$93,740	$113,946	$512,623
Patent settlements	162,964	—	—
Other	(17,461)	33,363	(12,914)

Total	$239,243	$147,309	$499,709

During 2002, the Company settled patent infringement suits resulting in payments totaling $162,964.

Note 15 - Income Taxes

In 2002, 2001, and 2000, pretax income was attributed to the following jurisdictions:

	Year Ended December 31,

	2002	2001	2000

Domestic operations	$4,898,516	$19,164,817	$19,393,318
Foreign operations	2,916,290	(2,021,853)	268,770

Total	$7,814,806	$17,142,964	$19,662,088

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,

	2002	2001	2000

Current tax expense:
U.S. federal	$554,105	$5,402,319	$4,060,306
State and local	(389,006)	582,700	1,687,181
Foreign	1,011,728	65,953	94,073

Total current	1,176,827	6,050,972	5,841,560

Deferred tax expense:
U.S. federal	492,992	322,750	2,205,254
State and local	42,009	95,800	14,642
Foreign	163,725	(612,336)	—

Total deferred	698,726	(193,786)	2,219,896

Total provision	$1,875,553	$5,857,186	$8,061,456

The Company made income tax payments of $1,492,108, $7,801,643, and $2,578,766 in 2002, 2001 and 2000, respectively.

Net deferred tax assets comprised the following at December 31:

	2002	2001

Inventory reserves	$438,686	$468,496
Allowance for doubtful accounts	688,777	577,218
Capitalized inventory costs	408,832	259,161
Tax credit carry forwards	448,611	612,336
Amortization of intangibles	333,315	649,923
Accrued liabilities	580,783	607,846
State taxes	1,577	115,403
Depreciation	17,062	105,612
Other	58,967	279,341

Net deferred tax assets	$2,976,610	$3,675,336

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,

	2002	2001	2000

Tax provision at statutory U.S. rate	$2,657,034	$6,000,037	$6,882,000
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(225,554)	480,505	1,150,860
Foreign tax rate differential	183,915	76,669	—
Nondeductible items	14,663	19,316	22,777
Federal research and development credits	(645,251)	(416,695)	—
Other	(109,254)	(302,646)	5,819

Tax provision	$1,875,553	$5,857,186	$8,061,456

No income taxes have been provided on the undistributed earnings of foreign subsidiaries as the earnings are expected to be permanently reinvested in the foreign operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company’s foreign operations is not practicable. Subsequent to year-end, the California Franchise Tax Board began an audit of the years ended December 31, 1999 and 2000. The results of this audit are not expected to have a material impact on the Company’s financial position or results of operations.

Note 16 - Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the year ended December 31, 2002 and December 31, 2001, approximately 1,782,000 and 589,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

BASIC
Net Income	$5,939	$11,286	$11,601

Weighted-average common shares outstanding	13,790	13,844	13,743

Basic earnings per share	$0.43	$0.82	$0.84

DILUTED
Net Income	$5,939	$11,286	$11,601

Weighted-average common shares outstanding for basic	13,790	13,844	13,743
Dilutive effect of stock options and restricted stock	373	679	1,198

Weighted-average common shares outstanding on a diluted basis	14,163	14,523	14,941

Diluted earnings per share	$0.42	$0.78	$0.78

Note 17 - Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the building and marketing of universal wireless controls and related products principally for video and audio entertainment equipment. The Company’s customers consist primarily of international retailers and distributors, private label customers, original equipment manufacturers, subscription broadcast operators and companies in the computing industry.

The Company’s operations by geographic area are presented below:

	2002	2001	2000
Net Sales
United States	$64,869,051	$81,013,675	$82,292,109
Netherlands	11,712,572	12,703,846	19,013,186
United Kingdom	11,734,250	8,723,896	7,511,173
France	4,226,259	5,232,039	3,614,776
Germany	3,437,778	2,686,711	5,227,083
All Other	7,910,818	8,669,548	7,081,550

	$103,890,728	$119,029,715	$124,739,877

Long-Lived Assets
United States	$7,131,655	$6,509,690	$6,590,934
All Other Countries	3,632,999	4,124,093	4,959,963

	$10,764,654	$10,633,783	$11,550,897

Specific identification was the basis used for attributing revenues from external customers to individual countries.

Note 18 - Related Party Transactions

In August 2001, the Company entered into a 30-month consulting agreement with one of its former directors, under which the former director will receive $600,000 for services rendered. Amounts paid under this agreement were $166,665 and

$216,670 for the years ended December 31, 2002 and 2001, respectively. This agreement expires in February 2004.

In April 1999, the Company provided a non-recourse interest bearing secured loan to one of the Company’s executive officers. The loan in the amount of $200,000, bears interest at the rate of 5.28% per annum, which interest is payable annually to the Company on each December 15th. The loan is secured by the primary residence purchased and the principal is payable on the earlier of (i) December 15, 2007, (ii) within twelve months following a demand from the Company or (iii) on the closing of a sale or transfer of the property.

Note 19 - Contingencies

Product Warranties

The Company provides for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

			Accruals
			Relating to
		Accruals for	Preexisting	Settlements
	Balance at	Warranties	Warranties	(in Cash or in	Balance at
	December 31,	Issued During	and Changes	Kind) During	December 31,
Description	2001	the Period	in Estimates	the Period	2002

Year Ended December 31, 2002	$267,456	$314,095	$(39,814)	$(17,037)	$524,700

Litigation

On November 15, 2000, Universal filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of the Company’s patents (Universal Electronics Inc. v. Universal Remote Control, Inc., Civil Action No. SACV 00- 1125 AHS (EEx)). Universal is seeking damages and injunctive relief. Universal Remote has answered the Complaint and has denied infringement, and the parties are engaged in discovery.

On November 19, 2002, the Company filed suit against Intrigue Technologies, Inc. alleging that Intrigue Technologies has infringed one of the Company’s patents (Universal Electronics Inc. v. Intrigue Technologies, Inc., Civil Action No. SA02-1089GLT (ANX)). Intrigue Technologies has answered this complaint denying infringement. In addition, Intrigue Technologies has filed suit against the Company (Intrigue Technologies, Inc. v. Universal Electronics Inc., Case Number A3-02-124) seeking a judgment to declare certain of the Company’s patents invalid, unenforceable and void and also alleging that the Company has violated federal antitrust laws with respect to its patent enforcement. The Company has not yet answered this complaint, however intends to do so denying all of Intrigue Technologies’ material allegations. It is the opinion of management that such patents are valid and enforceable and we intend to defend against such suit vigorously. While it is the opinion of management that our products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation, could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations and cash flows.

Supplementary Data

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001.

	2002

	March	June	September	December
	31,	30,	30,	31,

Net sales	$23,410,925	$24,590,031	$26,004,420	$29,885,352
Gross profit	9,416,218	10,856,843	10,029,122	11,352,836
Operating income	891,591	1,810,926	1,794,724	2,483,443
Net income	$675,386	$1,402,312	$1,857,498	$2,004,057

Earnings per share:
Basic	$0.05	$0.10	$0.13	$0.15

Diluted	$0.05	$0.10	$0.13	$0.15

Shares used in computing earnings per share:
Basic	13,799,834	13,958,596	13,835,742	13,564,702

Diluted	14,370,383	14,515,073	14,045,679	13,720,409

	2001

	March	June	September	December
	31,	30,	30,	31,

Net sales	$31,022,723	$29,107,281	$31,030,337	$27,869,374
Gross profit	13,309,998	12,133,186	12,656,019	10,973,942
Operating income	4,003,579	3,694,786	4,188,769	4,121,407
Net income	$2,541,169	$2,316,673	$2,798,142	$3,629,794

Earnings per share:
Basic	$0.18	$0.17	$0.20	$0.26

Diluted	$0.17	$0.16	$0.19	$0.25

Shares used in computing earnings per share:
Basic	13,818,075	13,926,002	13,867,913	13,766,966

Diluted	14,587,560	14,704,618	14,435,241	14,366,529

UNIVERSAL ELECTRONICS INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Balance at	Additions
	Beginning	Charged to		Balance at
	of	Costs and		End of
Description	Period	Expenses	Write-offs	Period

Valuation account for accounts receivable:
Year Ended December 31, 2002	$1,801,252	$384,859	$10,872	$2,175,239
Year Ended December 31, 2001	$1,680,100	$337,257	$216,105	$1,801,252
Year Ended December 31, 2000	$1,879,931	$(91,493)	$108,338	$1,680,100
Valuation account for inventory:
Year Ended December 31, 2002	$1,201,271	$524,650	$451,085	$1,274,836
Year Ended December 31, 2001	$2,607,603	$342,205	$1,748,537	$1,201,271
Year Ended December 31, 2000	$1,650,774	$2,002,053	$1,045,224	$2,607,603

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K with respect to the directors of the Company will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

Information required by Item 405 will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Compliance with Section 16(a) of the Exchange Act.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The following summarizes the Company’s equity compensation plans at December 31, 2002:

Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of Securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,156,135	$4.09	58,648
Equity compensation plans not approved by security holders	1,819,750	7.91	125,250

Total	2,975,885	$6.43	183,898

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements – Note 10” for a description of each of the Company’s stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 14. CONTROLS AND PROCEDURES

Within the ninety-day period prior to the date of filing this annual report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report has been made known to them in a timely manner. There have been no significant changes in internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(a)(3)      List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:

See EXHIBIT INDEX at page 53 to Form 10-K.

(b)         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 28th day of March, 2003.

UNIVERSAL ELECTRONICS INC.

By: /s/ Paul D. Arling

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of March, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE

Paul D. Arling Chairman and Chief Executive Officer (Principal Executive Officer)	/s/Paul D. Arling

Robert P. Lilleness President and Chief Operating Officer	/s/Robert P. Lilleness

Mark Z. Belzowski Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	/s/Mark Z. Belzowski

Satjiv Chahil Director	/s/Satjiv Chahil

Bruce A. Henderson Director	/s/Bruce A. Henderson

William C. Mulligan Director	/s/William C. Mulligan

J. C. Sparkman Director	/s/J.C. Sparkman

CERTIFICATIONS

I, Paul D. Arling, certify that:

1.	I have reviewed this annual report on Form 10-K of Universal Electronics Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Paul D. Arling

Paul D. Arling
Chief Executive Officer

CERTIFICATIONS

I, Mark Z. Belzowski, certify that:

1.	I have reviewed this annual report on Form 10-K of Universal Electronics Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Mark Z. Belzowski

Mark Z. Belzowski
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document Description

2.1	Asset Purchase Agreement dated September 1, 1998 by and among Universal Electronics Inc., H&S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 2.1 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

2.2	Contract for Sale of Participations of Unimand Espana, S.L. dated June 30, 1999 by and among Universal Electronics, BV and Diffusion Artistique et Musicale D.A.M. S.A. and Mr. Francisco Muro (Incorporated by reference to Exhibit 2.2 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044)

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

4.1	Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration filed on or about June 5, 1995).

4.2	Form of Certificate of Designation and Terms of Participating Preferred Stock of Universal Electronics Inc., included as Exhibit A to the Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 2 to the Company’s Form 8-A Registration filed on or about June 5, 1995).

4.3	Form of Rights Certificate and of Election to Exercise, included as Exhibit B to the Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 3 to the Company’s Form 8-A Registration filed on or about June 5, 1995).

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

10.2	Commercial Letters of Credit Master Agreement dated November 21, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

10.3	Intercreditor Agreement dated November 21, 1995 by and between The Provident Bank and Society National Bank and acknowledged and agreed to by Universal Electronics Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

10.4	Lockbox Service Contract dated November 10, 1995 by and between Universal Electronics Inc. and The Provident Bank (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

*10.5	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.6	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.7	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.8	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.9	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.10	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.11	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

10.12	Lease dated November 1, 1997 by and between Universal Electronics Inc. and Warland Investments Company (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.13	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.14	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.15	Agreement dated August 12, 1998 by and between Universal Electronics Inc., and David M. Gabrielsen (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.16	Stock Acquisition Representations and Covenants Certificate dated September 1, 1998 from H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.17	Non-Compete Agreement dated September 1, 1998 by and among Universal Electronics Inc., H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.18	Consulting Agreement dated September 1, 1998 by and between Universal Electronics Inc. and J.C. Sparkman (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.19	Revolving Loan and Security Agreement dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.20	Copy of Revolving Note dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.21	Patent and Trademark Collateral Assignment dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.22	Purchase Agreement dated November 8, 1998 by and between Universal Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.23	Warrant dated November 9, 1998 by and between Universal Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.24	Agreement dated January 30, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and Euro quality Assurance Ltd. And T. Maeizumi (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.25	Agreement dated February 3, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc., Strand Europe Ltd. and Ashok Suri (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.26	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.27	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.28	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.29	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.30	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

10.31	First Amendment to Revolving Loan and Security Agreement dated September 19, 2000 by and between Universal Electronics Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

*10.32	Executive Officer Employment Agreement dated October 27, 2000 by and between Universal Electronics Inc. and Camille Jayne (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

*10.33	Nonqualified Stock Option Agreement dated August 24, 2000 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

*10.34	Form of First Amendment to Stock Option Agreement dated October 27, 2000 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

*10.35	Executive Officer Employment Agreement dated October 27, 2000 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

10.36	Purchase Agreement dated August 25, 2000 by and between Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and DAM Company (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 28, 2001 (File No. 0-21044))

10.37	Extension of Revolving Loan and Security Agreement dated October 23, 2001 by and between Universal Electronics Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.38	Termination Agreement dated August 1, 2001 by and between Universal Electronics Inc.

and Camille K. Jayne (Incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.39	Consulting Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.40	Form of Executive Officer Employment Agreement dated May 14, 2001 by and between Universal Electronics Inc. and Robert P. Lilleness (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-k for the year ended December 31, 2002 filed on March 21, 2002 (File No, 0-21044))

*10.41	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.42	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

10.43	Business Loan Agreement dated April 1, 2002 between Bank of America, N.A. and Universal Electronics Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.