Form 10-Q
period 2003-03-31
UNIVERSAL ELECTRONICS INC
filed 2003-05-15
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date – 13,607,013 shares of Common Stock, par value $.01 per share, of the registrant were outstanding at March 31, 2003.

UNIVERSAL ELECTRONICS INC.

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,280	$18,064
Short-term investments	34,000	22,500
Accounts receivable, net	26,318	26,307
Inventories	18,608	16,046
Prepaid expenses and other current assets	984	1,123
Deferred income taxes	1,920	1,920
Income tax receivable	2,234	2,234

Total current assets	93,344	88,194
Equipment, furniture and fixtures, net	2,985	3,383
Goodwill	2,961	2,961
Intangible assets, net	3,464	3,682
Other assets	736	739
Deferred income taxes	1,057	1,057

Total assets	$104,547	$100,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,618	$7,795
Accrued income taxes	2,623	2,407
Accrued compensation	1,537	1,253
Other accrued expenses	5,524	5,283

Total current liabilities	19,302	16,738
Note payable	25	41

Total liabilities	19,327	16,779

Commitment and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,159,678 and 16,001,206 shares issued at March 31, 2003 and December 31, 2002, respectively	162	160
Paid-in capital	72,525	71,322
Accumulated other comprehensive loss	(1,609)	(1,740)
Retained earnings	30,851	29,912
Deferred stock-based compensation	(126)	(147)
Less cost of common stock in treasury, 2,552,665 and 2,521,313 shares at March 31, 2003 and December 31, 2002, respectively	(16,583)	(16,270)

Total stockholders’ equity	85,220	83,237

Total liabilities and stockholders’ equity	$104,547	$100,016

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$26,919	$23,411
Cost of sales	16,762	13,995

Gross profit	10,157	9,416
Research and development expenses	1,163	1,070
Selling, general and administrative expenses	7,688	7,455

Operating income	1,306	891
Interest income	102	117
Other income, net	15	31

Income before income taxes	1,423	1,039
Provision for income taxes	(484)	(364)

Net income	$939	$675

Earnings per share:
Basic	$0.07	$0.05

Diluted	$0.07	$0.05

Shares used in computing earnings per share:
Basic	13,582	13,800

Diluted	13,785	14,370

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash provided by operating activities:
Net income	$939	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful account	130	8
Depreciation and amortization	937	906
Employee benefit plan	21	53
Directors compensation	83	—
Other	—	28
Changes in operating assets and liabilities:
Accounts receivable	318	4,626
Inventories	(2,560)	(783)
Prepaid expenses and other assets	149	(434)
Accounts payable and accrued expenses	2,218	643
Accrued income and other taxes	209	(1,203)

Net cash provided by operating activities	2,444	4,519
Cash used for investing activities:
Purchase of short-term investments	(12,000)	(8,200)
Sale of short-term investments	500	—
Acquisition of equipment, furniture and fixtures	(246)	(729)
Payments for businesses acquired	—	(44)
Acquisition of intangible assets	—	(194)
Payments of Patents	(75)	(209)

Net cash used for investing activities	(11,821)	(9,376)
Cash provided by financing activities:
Treasury stock purchase	(312)	—
Proceeds from stock options exercised	1,121	163
Payment on note payable	(18)	(17)

Net cash provided by financing activities	791	146
Effect of exchange rate changes on cash	(198)	(448)

Net decrease in cash and cash equivalents	(8,784)	(5,159)
Cash and cash equivalents at beginning of period	18,064	14,170

Cash and cash equivalents at end of period	$9,280	$9,011

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2002 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Components	$7,591	$7,950
Finished goods	11,017	8,096

Total inventories	$18,608	$16,046

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three month period ended March 31, 2003, approximately 1,745,000 stock options, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the three month period ended March 31, 2002, approximately 1,052,000 stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Earnings per share for the quarters ended March 31, 2003 and 2002 are calculated as follows:

	Three Months Ended

	March 31, 2003	March 31, 2002

	(in 000’s, except per share data)
BASIC
Net Income	$939	$675

Weighted-average common shares outstanding	13,582	13,800

Basic earnings per share	$0.07	$0.05

DILUTED
Net Income	$939	$675

Weighted-average common shares outstanding for basic	13,582	13,800
Dilutive effect of stock options and restricted stock	203	570

Weighted-average common shares outstanding on a diluted basis	13,785	14,370

Diluted earnings per share	$0.07	$0.05

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are listed below:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Net Income	$939	$675
Other comprehensive income (loss):
Foreign currency translations	131	(820)

Comprehensive income (loss):	$1,070	$(145)

Treasury Stock

The Company purchased 32,768 shares of its common stock at a cost of $312,391 in the first quarter of 2003. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to use the intrinsic method.

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

Goodwill information for each reporting unit is as follows (in thousands):

	March 31, 2003	December 31, 2002

United States	$1,191	$1,191
All Other Countries	1,770	1,770

Total Goodwill	$2,961	$2,961

Information regarding the Company’s other intangible assets is as follows (in thousands):

	March 31, 2003	December 31, 2002

Carrying amount:
Distribution rights	$2,597	$2,597
Patents	2,713	2,636
Trademarks	348	348
Technology	1,282	1,285
Other	1,048	1,048

Total carrying amount	$7,988	$7,914

Accumulated amortization:
Distribution rights	$2,241	$2,134
Patents	1,016	951
Trademarks	86	77
Technology	231	170
Other	951	900

Total accumulated amortization	$4,525	$4,232

Net carrying amount:
Distribution rights	$355	$463
Patents	1,697	1,685
Trademarks	262	271
Technology	1,051	1,115
Other	98	148

Total net carrying amount	$3,463	$3,682

Amortization expense for the three months ended March 31, 2003 was approximately $0.3 million. Amortization expense for the three months ended March 31, 2002 was approximately $0.2 million. Estimated amortization expense for existing intangible assets for each of the five succeeding years ended December 31 will be as follows (in thousands):

2003 (remaining 9 months)	$879
2004	757
2005	722
2006	722
2007	722

Accounting Policy for Derivatives

The Company enters into foreign currency option-based arrangements, with contract terms normally lasting six months or less, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to existing assets denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound Sterling, and to a lesser extent, certain other international currencies. The Company had no foreign exchange contracts at March 31, 2003 or 2002. The Company does not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results.

Business Segments and Foreign Operations

The Company operates in a single industry segment and is engaged in the development and marketing of pre-programmed wireless control devices and related products principally for video and audio entertainment equipment. The Company’s customers consist primarily of international retailers, distributors, private label customers, original equipment manufacturers, subscription broadcasting operators and companies in the computing industry.

The Company’s operations and identifiable assets by geographic area in thousands are presented below:

	Three Months Ended March 31,

	2003	2002

Net Sales
United States	$16,323	$15,923
Netherlands	2,956	2,759
United Kingdom	2,800	1,443
France	1,122	989
Germany	1,388	784
All Other	2,330	1,513

Total Net Sales	$26,919	$23,411

	March 31, 2003	December 31, 2002

Identifiable Assets
United States	$6,482	$6,846
All Other Countries	3,665	3,919

Total Identifiable Assets	$10,147	$10,765

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries. Foreign currency exchange gains of $19,809 and $3,006 were included in other income for the three months ended March 31, 2003 and 2002, respectively and $93,740 for the year ended December 31, 2002.

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value on the date of the grant. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company adopted the disclosure requirements of this Statement.

The Company has provided below, the pro forma disclosures of the effect of net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented. The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related earnings per share, had compensation cost for stock based compensation plans been determined based on the fair value method prescribed under SFAS No. 123.

	Three Months Ended March 31,
	2003	2002

Net income
As reported	$939	$675
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(771)	(748)

Pro forma	$168	$(73)

Basic earnings per share:
As reported	$0.07	$0.05
Pro forma	$0.07	$0.05
Diluted earnings (loss) per share
As reported	$0.01	$(0.01)
Pro forma	$0.01	$(0.01)

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 2003 and 2002, respectively: risk-free interest rate of approximately 2.95%and 4.38%, expected volatility of approximately 64.21% and 67.88%, expected life of five years for 2003 and 2002; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted in 2003 and 2002 were $5.52 and $9.60, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

Commitments and Contingent Liabilities

The Company is a party to lawsuits and claims arising in the normal course of its business. At the present time, there are two lawsuits pending brought by the Company against third parties. In these actions, the Company is seeking money damages and injunctive relief. In one of these actions, the third party has filed suit against the Company seeking a declaration that certain of its patents are invalid and unenforceable. It is the opinion of management that such patents are valid and enforceable and the Company intends to defend against such suit vigorously. While it is the opinion of management that the Company’s products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 2003 versus First Quarter 2002

Net sales for the 2003 first quarter were $26.9 million, an increase of 15.0% compared to $23.4 million for the same quarter last year. Net income for the first quarter of 2003 was $939,000 or $0.07 per share (basic and diluted) compared to $675,000 or $0.05 per share (basic and diluted) for the first quarter of 2002.

Net sales in our technology lines (subscription broadcasting, OEM, private label and computing companies) were approximately 71.0% of net sales for the first quarter of 2003 compared to 79.1% for the first quarter of 2002. Net sales in our technology lines for the first quarter of 2003 increased by 3.1% to $19.1 million from $18.5 million for the same period last year. The increase in technology sales was principally due to increased orders from OEM customers in North America.

Net sales in our retail lines (One For All® international and direct import) accounted for approximately 29.0% of total first quarter 2003 net sales compared to 20.9% for the corresponding period in 2002. Our net sales for the 2003 first quarter from our retail customers were $7.8 million, an increase of 60.1% from net sales of $4.9 million for the same quarter last year. The increase in retail sales was primarily attributable to stronger demand in the United Kingdom and Germany.

In March 2003, our largest customer, Comcast Cable Communications, Inc., notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services. Consequently, revenue for consumer service and support from this customer will cease in second quarter of 2003. In light of this we will review our domestic consumer service and support group to determine how we may best utilize this service to support our existing customers and to attract new customers. Revenues from this customer for consumer service and support amounted to $620,000 in first quarter 2003 and revenues for 2002 and 2001 amounted to $3.4 and $1.6 million, respectively.

Gross profit for the first quarter of 2003 was $10.2 compared to $9.4 million for the first quarter of 2002. Our gross margin for the first quarter of 2003 was 37.7% compared to a gross margin of 40.2% for the same period last year. The lower gross margin during the quarter was primarily due to, lower margins on new product in the introductory phase of the product cycle and to higher freight expenses to meet tighter customer delivery requirements.

Research and development expenses increased 8.7% from $1.1 million in the first quarter of 2002 to $1.2 million for the same period in 2003. The increase was primarily due to continuing development of our Nevo and Kameleon technology.

Selling, general and administrative expenses increased 3.8% from $8.5 million in the first quarter of 2002 to $8.9 million for the same period in 2003. The increase was primarily attributable to the effect of a 22% increase in the strength of the Euro against the United States dollar on our European expenses paid in Euros compared to the first quarter of 2002.

In the first quarter of 2003, we recorded $102,000 of interest income compared to $117,000 for the same period last year. This $15,000 decrease is primarily due to lower interest rates earned on cash balances in 2003.

We recorded income tax expense of $0.5 million for the first quarter of 2003 compared to approximately $0.4 million for the same period last year. Our estimated annual effective tax rate decreased from the 35% estimated annual rate in the first quarter of 2002 to 34% during the same period in 2003. This decrease was the result of the use of a higher expected annual pre-tax income projected for 2002 and a higher corresponding tax rate during the first quarter of 2002.

Liquidity and Capital Resources

Our principal sources of funds are from our operations and bank credit facilities. Cash provided by operating activities for the first quarter 2003 was $2.4 million as compared to $4.5 million in the corresponding period in 2002. The decrease in cash flow is primarily due to increased inventory purchases in the first quarter of 2003 due primarily to increased sales and slightly higher safety stock level to more effectively meet anticipated demand.

On April 1, 2002, we entered into a $15 million unsecured revolving credit agreement (the “Agreement”) with Bank of America National Trust and Savings Association (“B of A”). Under the Agreement with B of A, we can choose from several interest rate options at our discretion. The interest rate in effect as of March 31, 2003 using the IBOR Rate option plus a fixed margin of 1.25%, was 2.54%. We pay a commitment fee of a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, our ability to pay cash dividends on our common stock is restricted and we are subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, we have authority under this credit facility to acquire up to 1,000,000 shares of our common stock in market purchases and, since the date of this Agreement, 617,613 shares of our common stock have been purchased at a total cost of $5,563,225. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2003, we have no amounts outstanding under this credit facility and no outstanding import letters of credit.

We purchased 32,768 shares of our common stock at a cost of $312,000 in the first quarter of 2003. We hold these shares as treasury stock, and they are available for reissue by us. Presently, except for using a small number of these treasury shares to compensate our outside board members, we has no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the three months ended March 31, 2003, we received proceeds of approximately $1,121,000 from the exercise of stock options granted to our current and former employees, as compared to approximately $163,000 during the same period in 2002.

Capital expenditures in the first quarter of 2003 and 2002 were approximately $322,000 and $729,000, respectively. These expenditures related primarily to the acquisition of product tooling.

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

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on the Company or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our realization of tax benefits from various tax projects initiated from time to time, the continued strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the continued growth of the digital market; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

Dependence Upon Key Suppliers

Most of the components used in our products are available from multiple sources; however, we have elected to purchase integrated circuit components used in our products, principally our wireless control products, and certain other components used in our products, from two main sources, each of which provides in excess of ten percent (10%) of our microprocessors for use in our products. We have developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations, or cash flows.

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of our wireless controls. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors, which could have a material adverse effect on our business, results of operations or cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely affect our business until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

Our quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of our new product offerings and those of our competitors and the loss or acquisition of any significant customers. Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. Factors such as quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate substantially. In addition, we (i) may from time to time increase our operating expenses to fund greater levels of research and development, increase our sales and marketing activities, develop new distribution channels, improve our operational and financial systems and broaden our customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition or cash flows will be materially adversely affected.

We may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which products are sold, level of product returns, fluctuations in freight and delivery costs, mix of customers and products sold, component pricing, mix of international and domestic revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations or financial condition. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

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

Demand for Consumer Service and Support

We have continually provided domestic and international consumer service and support to our customers to add overall value and to help differentiate us from our competitors. In March 2003, our largest customer notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services commencing the second quarter of 2003. Consequently, revenue for consumer service and support from this customer will cease. In light of this, we will review our domestic service and support group and determine how to best utilize this service to support our existing customers and to attract new customers. There can be no assurance that we will be able to attract new customers to use this service. In addition, in the event other customers decide to cease using this service, we would be unable to offset costs associated with providing this service resulting in an adverse affect to our financial position, results of operations, or cash flows.

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the wireless control products market will depend in part upon our ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful in developing and marketing new products or in enhancing our existing products, or that such new or enhanced products will achieve consumer acceptance, and, if achieved, will sustain that acceptance, that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial position, results of operations, or cash flows.

In addition, the introduction of new products in the future may require the expenditure of significant amounts of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities, costs of which may not be recouped by subsequent sales of new products.

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, subscription broadcasting operators, and companies in the computing industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. During the first quarter of 2003 and for the year ended December 31, 2002, we had sales to one customer, Comcast Cable Communications, Inc., that amounted to more than ten percent of our net sales for the quarter and year end, respectively. The future loss of that customer or any other key customer, either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial position, results of operations, or cash flows.

Competition

The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. Our competition is fragmented across our product lines, and accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that we and our product offerings will be and/or remain competitive or that any strategic alliances, if any, which we enter into will achieve the type, extent and amount of success or business that we expect or hope.

Potential for Litigation

As is typical in our industry and the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. At the present time, there are two lawsuits pending brought by the Company against third parties. In these actions, we are seeking money damages and injunctive relief. In one of these actions, the third party has filed suit against us seeking a declaration that certain of our patents are invalid and unenforceable. It is the opinion of management that such patents are valid and enforceable, and we intend to defend against such suit vigorously. While it is the opinion of management that our products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial, and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations, or cash flows.

Effects on Universal Due to International Operations

The risks of doing business in developing countries and economically volatile areas could adversely affect our operations, earnings and cash flows. Our expansion of sales into economically volatile areas, such as Asia-Pacific, Latin America and other emerging markets, subject us to a number of economic and other risks. Such risks include financial instability among customers in these regions, the volatility of economic conditions in countries dependent on exports from the United States and European markets, and political instability and potential conflicts among developing nations. We generally have experienced longer accounts receivable cycles in some established European markets, as well as emerging international markets, in particular Latin America, when compared with the United States. We are also subject to other factors associated with doing business in such other countries, including inflation, recession, trade protection measures, local labor conditions, and unexpected changes in regulatory requirements, currency devaluation, interest rate fluctuations, fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments, and restrictions on the ability to convert currency. These risks are inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively may have an adverse effect on our international operations, and consequently on our business, operating results, financial condition and cash flows. While we will continue to work toward minimizing any adverse effects of conducting our business abroad, no assurance can be made that we will be successful in minimizing any such effects.

In 2000, we established a wholly owned subsidiary, One For All Argentina S.R.L., in Argentina for the support of our retail sales activities in Latin America, specifically in Argentina and Brazil. In early 2002, the United States dollar was eliminated as Argentina’s monetary benchmark, resulting in significant currency devaluation. As the functional currency in Argentina is the Argentinean peso and we anticipate that funds generated from collection of sales in Argentina will be maintained in Argentina, we do not anticipate that the elimination of the U.S. dollar as a monetary benchmark will result in a material adverse effect on our business. However, there can be no guarantee that economic circumstances in Argentina or elsewhere will not worsen, which could result in future effects on earnings should such events occur. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business. Net sales for first quarter 2003 were $110,000 and net sales during 2002 and 2001 were $308,000 and $1.2 million, respectively.

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

Outlook

Throughout 2003, our focus has been and will continue to be the enhancement of our leadership position by developing custom products for our customers, growing our capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies, and developing new platform products. We are also developing new ways to enhance remote controls and exploring methods to control digital media in the home to enhance the offerings of industries we serve.

In 2002, we launched our Nevo technology, an embedded solution that transforms an electronic display (such as Compaq’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. We have initially targeted Nevo sales to customers in the computing industry, a new channel for us. We also launched our Kameleon interface technology, a revolutionary display technology that provides ease of use by illuminating only active keys needed to control each entertainment device. During 2003, we will continue to seek ways to integrate our Nevo technology and Kameleon display technology into other forms and devices.

We will continue to invest in our database of device codes by analyzing products for inclusion into our library as we keep our commitment to maintaining a worldwide IR code library. In addition to our device code database, we will continue to invest in novel intellectual property to fortify our position in the market.

We will seek ways to increase our customer base worldwide. We will continue to work on building stronger existing customer relationships by working with customers through joint surveys and product trials that will enable us to understand their needs and the needs of their customers. We intend to invest in new products and technology to meet our customer needs now and into the future.

In March 2003, our largest customer, Comcast Cable Communications, Inc., notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services. Consequently, revenue for consumer service and support from this customer will cease. In light of this we will review our domestic consumer service and support group to determine how we may best utilize this service to support our existing customers and to attract new customers. There can be no assurance that we will be able to attract new customers to use this service. In addition, in the event other customers decide to cease using this service, we would be unable to offset costs associated with providing this service resulting in an adverse affect to our financial position, results of operations, or cash flows. Revenues from this customer for consumer service and support amounted to $620,000 in first quarter 2003 and revenues for 2002 and 2001 amounted to $3.4 and $1.6 million, respectively.

We will also continue in 2003 to attempt to control our overall cost of doing business. We believe that through product design changes and our purchasing efforts, improvements in our gross margins and efficiencies in our selling, general and administrative expenses can be accomplished, although there can be no assurance that there will be any improvements to our gross margins or that we will achieve any cost savings through these efforts and if accomplished, that any such improvements or savings will be significant or maintained.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and generally based on either the bank’s cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At March 31, 2003, we had no borrowings on our credit line. The interest rate in effect on the credit as of March 31, 2003 using the IBOR Rate option plus a fixed margin of 1.25%, was 2.54%. At March 31, 2003 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina, Spain and Mexico. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect our sales, gross margins and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. We entered into no foreign currency forward exchange contracts during the quarter ended March 31, 2003. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at March 31, 2003, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect. Because of the foregoing factors, as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 4. CONTROLS AND PROCEDURES

Within the ninety (90) day period prior to the date of filing this quarterly report, management at Universal Electronics, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the description of the legal proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The information from Note 19 to the condensed consolidated financial statements contained therein is incorporated herein by reference.

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

On April 29, 2003, the Company filed a report on Form 8-K under Item 12, Results of Operations and Financial Condition, concerning the Company’s announcement of its financial results for the quarter ended March 31, 2003. The report also included a copy of the Company’s press release announcing these financial results attached as Exhibit 99.1 thereto, as well as pro forma financial information under Item 9, Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) Universal Electronics Inc.

Date: May 15, 2003	\s\ Mark Z. Belzowski

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Mark Z. Belzowski

Mark Z. Belzowski
Chief Financial Officer