Form 10-Q
period 2003-06-30
UNIVERSAL ELECTRONICS INC
filed 2003-08-14
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to __________________________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date – 13,626,571 shares of Common Stock, par value $.01 per share, of the registrant were outstanding at June 30, 2003.

UNIVERSAL ELECTRONICS INC.

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$45,263	$18,064
Short-term investments	—	22,500
Accounts receivable, net	25,052	26,307
Inventories	20,446	16,046
Prepaid expenses and other current assets	1,459	1,123
Deferred income taxes	1,920	1,920
Income tax receivable	1,634	2,234

Total current assets	95,774	88,194
Equipment, furniture and fixtures, net	3,123	3,383
Goodwill	2,961	2,961
Intangible assets, net	3,399	3,682
Other assets	781	739
Deferred income taxes	1,057	1,057

Total assets	$107,095	$100,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,956	$7,795
Accrued income taxes	3,052	2,407
Accrued compensation	1,570	1,253
Other accrued expenses	5,577	5,324

Total current liabilities	20,155	16,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,183,753 and 16,001,206 shares issued at June 30,2003 and December 31, 2002, respectively	162	160
Paid-in capital	72,754	71,322
Accumulated other comprehensive loss	(1,282)	(1,740)
Retained earnings	32,053	29,912
Deferred stock-based compensation	(105)	(147)
Less cost of common stock in treasury, 2,557,182 and 2,521,313 shares at June 30, 2003 and December 31, 2002, respectively	(16,642)	(16,270)

Total stockholders’ equity	86,940	83,237

Total liabilities and stockholders’ equity	$107,095	$100,016

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$27,712	$24,590	$54,631	$48,001
Cost of sales	16,882	13,733	33,644	27,728

Gross profit	10,830	10,857	20,987	20,273
Research and development expenses	1,177	1,089	2,340	2,159
Selling, general and administrative expenses	8,076	7,957	15,764	15,412

Operating income	1,577	1,811	2,883	2,702
Interest income	193	155	295	272
Other income, net	51	192	66	223

Income before income taxes	1,821	2,158	3,244	3,197
Provision for income taxes	619	755	1,103	1,119

Net income	$1,202	$1,403	$2,141	$2,078

Earnings per share:
Basic	$0.09	$0.10	$0.16	$0.15

Diluted	$0.09	$0.10	$0.15	$0.14

Shares used in computing earnings per share:
Basic	13,612	13,959	13,596	13,879

Diluted	13,881	14,515	13,832	14,443

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash provided by operating activities:
Net income	$2,141	$2,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	213	8
Depreciation and amortization	1,859	1,799
Shares issued under employee benefit plan	150	160
Stock-based compensation	42	56
Changes in operating assets and liabilities:
Accounts receivable	2,375	6,563
Inventories	(4,399)	(1,946)
Prepaid expenses and other assets	(350)	(990)
Accounts payable and accrued expenses	2,382	(734)
Accrued income and other taxes	1,201	(1,092)

Net cash provided by operating activities	5,614	5,902

Cash used for investing activities:
Purchase of short-term investments	(22,000)	(10,700)
Sale of short-term investments	44,500	1,700
Acquisition of equipment, furniture and fixtures	(1,009)	(1,264)
Payments for businesses acquired	—	(88)
Acquisition of intangible assets	—	(705)
Payments for patents	(307)	(745)

Net cash provided (used) for investing activities	21,184	(11,802)

Cash provided by financing activities:
Treasury stock purchase	(372)	—
Proceeds from stock options exercised	1,284	1,245
Payment on note payable	(37)	(39)

Net cash provided by financing activities	875	1,206

Effect of exchange rate changes on cash	(474)	(1,589)

Net increase (decrease) in cash and cash equivalents	27,199	(6,283)
Cash and cash equivalents at beginning of period	18,064	14,170

Cash and cash equivalents at end of period	$45,263	$7,887

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

The Company has provided below, the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented. The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related earnings per share, had compensation cost for stock based compensation plans been determined based on the fair value method prescribed under SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income
As reported	$1,202	$1,403	$2,141	$2,078
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(814)	(805)	(1585)	(1,553)

Pro forma	$388	$598	$556	$525

Basic earnings per share:
As reported	$0.09	$0.10	$0.16	$0.15
Pro forma	$0.03	$0.04	$0.04	$0.04
Diluted earnings per share
As reported	$0.09	$0.10	$0.15	$0.14
Pro forma	$0.03	$0.04	$0.04	$0.04

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants during the three month period ended June 30, 2003 and 2002, respectively: risk-free interest rate of approximately 2.49% and 4.76%, expected volatility of approximately 62.35% and 66.55%, expected life of five years for 2003 and 2002; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted during the three month period ended June 30, 2003 and 2002 were $5.95 and $9.78, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following assumptions were used for the grants during the six month period ended June 30, 2003 and 2002, respectively: risk-free interest rate of approximately 2.89% and 4.40%, expected volatility of approximately 63.89% and 67.82%, expected life of five years for 2003 and 2002; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted during the six month period ended June 30, 2003 and 2002 were $5.56 and $9.61, respectively

Inventories

Inventories consisting of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about the future demand and market conditions. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Components	$7,794	$7,950
Finished goods	12,652	8,096

Total inventories	$20,446	$16,046

Investment

The Company accounts for an investment, which does not have a readily determinable fair value using the cost method, as the Company’s investment is less than 20% and the Company is unable to exercise significant influence over the investee. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. Included in other assets is a $361,000 cost investment.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three month period ended June 30, 2003 and 2002, approximately 1,055,000 and 0 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six month period ended June 30, 2003 and 2002, approximately 1,742,000 and 609,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings per share for the three and six months ended June 30, 2003 and 2002 are calculated as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
BASIC
Net income	$1,202	$1,403	$2,141	$2,078

Weighted-average common shares outstanding	13,612	13,959	13,596	13,879

Basic earnings per share	$0.09	$0.10	$0.16	$0.15

DILUTED
Net income	$1,202	$1,403	$2,141	$2,078

Weighted-average common shares outstanding for basic	13,612	13,959	13,596	13,879
Dilutive effect of stock options and restricted stock	269	556	236	564

Weighted-average common shares outstanding on a diluted basis	13,881	14,515	13,832	14,443

Diluted earnings per share	$0.09	$0.10	$0.15	$0.14

Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(in thousands)
Net Income	$1,202	$1,403	$2,141	$2,078
Other comprehensive income (loss):
Foreign currency translations	327	463	458	(357)

Comprehensive income:	$1,529	$1,866	$2,599	$1,721

Treasury Stock

The Company purchased 38,701 shares of its common stock at a cost of $372,000 during the first six months of 2003. The Company holds shares purchased on the open market as treasury stock and they are available for reissue by the Company.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions and elected to continue to use the intrinsic method.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Goodwill information for each reporting unit is as follows (in thousands):

	June 30, 2003	December 31, 2002

United States	$1,191	$1,191
All Other Countries	1,770	1,770

Total Goodwill	$2,961	$2,961

Intangible assets consist principally of distribution rights, patents, trademarks and purchased technologies. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to ten years.

Information regarding the Company’s other intangible assets is as follows (in thousands):

	June 30, 2003	December 31, 2002

Carrying amount:
Distribution rights	$2,597	$2,597
Patents	2,946	2,636
Trademarks	348	348
Technology	1,282	1,285
Other	1,048	1,048

Total carrying amount	$8,221	$7,914

Accumulated amortization:
Distribution rights	$2,348	$2,134
Patents	1,084	951
Trademarks	95	77
Technology	293	170
Other	1,002	900

Total accumulated amortization	$4,822	$4,232

Net carrying amount:
Distribution rights	$249	$463
Patents	1,862	1,685
Trademarks	253	271
Technology	989	1,115
Other	46	148

Total net carrying amount	$3,399	$3,682

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for the three and six months ended June 30, 2003 was approximately $0.3 and $0.6 million, respectively. Amortization expense for the three and six months ended June 30, 2002 was approximately $0.2 and $0.4 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows (in thousands):

2003 (remaining 6 months)	$552
2004	757
2005	722
2006	722
2007	722
2008	722

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

The Company’s currency exposures are primarily concentrated in the Euro and British Pound Sterling, and to a lesser extent, certain other international currencies. At June 30, 2003, the Company had a number of foreign exchange contracts, which expire on various dates through December 2003, with an aggregate notional value of approximately $6.3 million. The Company does not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results.

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

     The Company’s sales to external customers and identifiable assets by geographic area are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net Sales
United States	$16,996	$16,759	$33,319	$32,681
Netherlands	3,692	3,004	6,648	5,763
United Kingdom	2,726	1,370	5,526	2,813
France	859	775	1,981	1,764
Germany	1,161	701	2,549	1,485
All Other	2,278	1,981	4,608	3,495

Total Net Sales	$27,712	$24,590	$54,631	$48,001

	June 30, 2003	December 31, 2002

Identifiable Assets
United States	$6,482	$6,846
All Other Countries	3,782	3,919

Total Identifiable Assets	$10,264	$10,765

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries. Foreign currency exchange gains of $106,000 and $48,000 for the three months ended June 30, 2003 and 2002, respectively and $126,000 and $51,000 for the six months ended June 30, 2003 and 2002, respectively, were included in other income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

Guarantees and Product Warranties

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has purchased directors and officers insurance coverage to cover claims made against the directors and officers during the applicable policy periods. The amounts and types of coverage have varied from period to period as dictated by market conditions.

The Company provides for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	December 31,	Issued During	Kind) During	June 30,
Description	2002	the Period	the Period	2003

Six Months Ended June 30, 2003	$524,700	$35,335	$(88,644)	$471,391

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter 2003 versus Second Quarter 2002

Net sales for the 2003 second quarter were $27.7 million, an increase of 12.7% compared to $24.6 million for the same quarter last year. Net income for the second quarter of 2003 was $1,202,000 or $0.09 per share (basic and diluted) compared to $1,403,000 or $0.10 per share (basic and diluted) for the second quarter of 2002.

Net sales in our technology lines (subscription broadcasting, OEM, private label and computing companies) were approximately 72.5% of net sales for the second quarter of 2003 compared to 79.2% for the second quarter of 2002. Net sales in our technology lines for the second quarter of 2003 increased by 3.1% to $20.1 million from $19.5 million for the same period last year. The increase in technology sales was principally due to increased sales in the private label line with the launch of the new Kameleon products and also increased shipments to OEM customers in Europe.

Net sales in our retail lines (One For All® international and direct import) accounted for approximately 27.5% of total second quarter 2003 net sales compared to 20.8% for the corresponding period in 2002. Our net sales for the 2003 second quarter from our retail customers were $7.6 million, an increase of 49.3% from net sales of $5.1 million for the same quarter last year. The increase in retail sales was primarily attributable to stronger demand in the United Kingdom and Germany and also the effect of an increase in the Euro against the United States dollar.

In March 2003, our largest customer, Comcast Cable Communications, Inc., notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services. Consequently, revenue for consumer service and support from this customer ceased in second quarter of 2003. In light of this, we are reviewing our domestic consumer service and support group to determine how we may best utilize this service to support our existing customers and to attract new customers.

Gross profit for the second quarter of 2003 was $10.8 million compared to $10.9 million for the second quarter of 2002. Our gross margin for the second quarter of 2003 was 39.1% compared to a gross margin of 44.2% for the same period last year. The lower gross margin during the quarter was primarily due to lower margins on new product in the introductory phase of the product cycle, competitive pressures, which result in lower sales prices and additional provision for inventory obsolescence of approximately $.6 million for the second quarter of 2003 compared to the same period last year.

Research and development expenses increased 8.1% from $1.1 million in the second quarter of 2002 to $1.2 million for the same period in 2003. The increase was primarily due to continuing development of our Nevo and Kameleon technology.

Selling, general and administrative expenses increased 1.5% from $8.0 million in the second quarter of 2002 to $8.1 million for the same period in 2003. The increase was primarily attributable to the effect of an increase in the strength of the Euro against the United States dollar on our European expenses paid in Euros.

In the second quarter of 2003, we recorded $193,000 of interest income compared to $155,000 for the same period last year. This $38,000 increase is primarily due to higher interest earned on a higher cash balances in 2003.

Other income consists primarily of net gain on realized foreign exchange transactions. For the second quarter of 2003, other income amounted to $51,000 as compared to $192,000 for the same period last year. The decrease is attributable to the settlement of a patent infringement suit resulting in royalties of $115,000 in 2002 and no similar settlements during the 2003 period.

We recorded income tax expense of $0.6 million for the second quarter of 2003 compared to approximately $0.8 million for the same period last year. Our estimated annual effective tax rate decreased from the 35% estimated annual rate in the second quarter of 2002 to 34% during the same period in 2003. This decrease was the result of the use of a higher expected annual pre-tax income projected for 2002 and a higher corresponding federal statutory tax rate during the second quarter of 2002.

Six Months 2003 versus Six Months 2002

Net sales for the six months ended June 30, 2003 were $54.6 million, an increase of 13.8% over the net sales of $48.0 million for the same period last year. Net income for the first six months of 2003 was $2.1 million or $0.16 per share (basic) and $0.15 per share (diluted), compared to $2.1 million or $0.15 per share (basic) and $0.14 per share (diluted) for the same period last year.

Net sales in the Company’s technology lines (subscription broadcasting, OEM and private label) for the first six months of 2003 increased 3.1% to $39.2 million from $38.0 million for the same period last year. The increase in technology sales was principally due to sales in the private label line increasing for the introduction of our Kameleon products and increased shipments to OEM customers in Europe.

Net sales from the Company’s retail lines (One For All® international, Eversafe and direct import) for the first six months of 2003 increased 54.6% to $15.4 million from $10.0 million for the same period last year primarily due to increased sales volume to customers in Germany and the UK and also the effect of an increase in the Euro against the United States dollar.

Gross margins for the first six months of 2003 were 38.4% compared to 42.2% for the same period last year. The lower gross margin during the first six months of 2003 was primarily due to lower margins on new product in the introductory phase of the product cycle, competitive pressures that resulted in lower sales prices and additional provision for inventory obsolescence of approximately $.8 million for the six months ended June 30, 2003 compared to the same period last year.

Selling, general and administrative expenses increased to $15.8 million in the first six months of 2003, compared to $15.4 million in the first six months of 2002. The increase was primarily attributable to the effect of an increase in the Euro against the United States dollar on our European expenses compared to the second quarter of 2002.

Interest income increased by $23,000 to $295,000 for the first six months of 2003 from $272,000 for the same period in 2002 due to higher interest earned on higher cash balances in 2003.

Other income consists primarily of net gain on realized foreign exchange transactions. For the six-month period ended June 30, 2003, other income amounted to $66,000 as compared to $223,000 for the same period last year. The decrease is attributable to the settlement of a patent infringement suit resulting in royalties of $115,000 in 2002 and no similar settlements during the 2003 period.

The Company recorded income tax expense of $1.1 million for the first six months of 2003 and 2002. Our effective tax rate has been reduced from 35% for the first six months of 2002 to 34% during the same period in 2003. This decrease was the result of the use of a higher expected annual pre-tax income projected for 2002 period and a higher corresponding federal statutory tax rate during the six months ended June 30, 2002.

Liquidity and Capital Resources

Our principal sources of funds are from our operations and bank credit facilities. Cash provided by operating activities for the first six months of 2003 was $5.6 million as compared to $5.9 million in the corresponding period in 2002. The decrease in cash flow is primarily due to increased inventory purchases in the first six months of 2003 due primarily to anticipated increased sales and slightly higher safety stock levels to more effectively meet anticipated demand.

On April 1, 2002, we entered into a $15 million unsecured revolving credit agreement (the “Agreement”) with Bank of America National Trust and Savings Association (“B of A”). Under the Agreement with B of A, we can choose from several interest rate options at our discretion. The interest rate in effect as of June 30, 2003 using the IBOR Rate option plus a fixed margin of 1.25% was 2.36%. We pay a commitment fee of a maximum rate of 1/8 of 1% per year on the unused portion of the credit line. Under the terms of this Agreement, our ability to pay cash dividends on our common stock is restricted and we are subject to certain financial covenants and other restrictions that are standard for these types of agreements. However, we have authority under this credit facility to acquire up to 1,000,000 shares of our common stock in market purchases and, since the date of this Agreement, 623,546 shares of our common stock have been purchased at a total cost of $5,623,000. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2003, we had no amounts outstanding under this credit facility and no outstanding import letters of credit.

We purchased 38,701 shares of our common stock at a cost of $372,000 in the first six months of 2003. We hold these shares as treasury stock, and they are available for reissue by us. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the six months ended June 30, 2003, we received proceeds of approximately $1,284,000 from the exercise of stock options granted to our current and former employees, as compared to approximately $1,245,000 during the same period in 2002.

Capital expenditures in the first six months of 2003 and 2002 were approximately $1,009,000 and $1,264,000, respectively. These expenditures related primarily to the acquisition of product tooling.

During the second quarter of 2002, we completed an acquisition of certain multimedia protocol technologies from a software development company for $780,000. These technologies enable custom wireless control solutions for home entertainment hardware and software applications.

On August 25, 2000, we completed an acquisition of a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, $143,000 was paid during 2001, $88,000 was paid in the first six months of 2002 and the remaining amount was paid during the remainder of 2002.

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

Demand for Consumer Service and Support

We have continually provided domestic and international consumer service and support to our customers to add overall value and to help differentiate us from our competitors. In March 2003, our largest customer notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services commencing the second quarter of 2003. Consequently, revenue for consumer service and support from this customer ceased. In light of this, we are reviewing our domestic service and support group and determine how to best utilize this service to support our existing customers and to attract new customers. There can be no assurance that we will be able to attract new customers to use this service. In addition, in the event other customers decide to cease using this service, we would be unable to offset costs associated with providing this service resulting in an adverse affect to our financial position, results of operations or cash flows.

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the wireless control products market will depend in part upon our ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful in developing and marketing new products or in enhancing our existing products, or that such new or enhanced products will achieve consumer acceptance, and, if achieved, will sustain that acceptance, that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial position, results of operations or cash flows.

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

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, subscription broadcasting operators, and companies in the computing industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. During the first six months of 2003 and 2002, we had sales to two customers, Comcast Cable Communications, Inc. and Radio Shack, which amounted to more than ten percent of our net sales for period. The future loss of either of these customers or any other key customer, either in the United States or abroad or our inability to obtain orders or maintain our order volume with our major customers may have an adverse effect on our financial position, results of operations or cash flows.

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

In March 2003, our largest customer, Comcast Cable Communications, Inc., notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services. Consequently, revenue for consumer service and support from this customer ceased in second quarter of 2003. In light of this we are reviewing our domestic consumer service and support group to determine how we may best utilize this service to support our existing customers and to attract new customers. There can be no assurance that we will be able to attract new customers to use this service. In addition, in the event other customers decide to cease using this service, we would be unable to offset costs associated with providing this service resulting in an adverse affect to our financial position, results of operations, or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and is generally based on either the bank’s cost of funds, or the IBOR rate, and is affected by changes in market interest rates. At June 30, 2003, we had no borrowings on our credit line. The interest rate in effect on the credit as of June 30, 2003 using the IBOR Rate option plus a fixed margin of 1.25% was 2.36%.

At June 30, 2003 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina, Spain and Mexico. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. At June 30, 2003, the Company had a number of foreign exchange contracts, which expire on various dates through December 2003, with an aggregate notional value of approximately $6.3 million. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Because of the foregoing factors, as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has made an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

During the period covered by the report, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

No legal proceeding first became a reportable event, nor was there any material development or termination with respect to any previously reported legal proceeding, during the period covered by this report. Reference is made to the description of the legal proceedings in Note 19 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for information regarding reportable legal proceedings pending as of that date.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 18, 2003. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company’s stockholders.

Proposal One:	The election of the Company’s Class I and II directors to serve on the Board of Directors until the next Annual Meeting of Stockholders to be held in 2004 or until election and qualification of their successors

Nominee - Directors	In Favor	Withheld

Paul D. Arling (Class I Nominee)	12,520,988	564,359
Satjiv S. Chahill(Class II Nominee)	12,554,833	530,514

The Company currently has five directors. Mr. Arling is the sole Class I Director. Each of the three remaining Class II Directors, Bruce A. Henderson, William C. Mulligan and J. C. Sparkman, continues to serve as a director with a term expiring at the Annual Meeting in 2004.

Proposal Two:	The ratification of the appointment of PricewaterhouseCoopers LLP, a firm of independent accountants, as the Company’s auditors for the year ending December 31, 2003

In Favor	Opposed	Abstained

12,327,491	747,407	10,450

Proposal Three:	The approval of the Universal Electronics Inc. 2003 Stock Incentive Plan.

In Favor	Opposed	Abstained

6,877,050	2,693,936	33,390

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

Item 6. EXHIBITS AND REPORTS ON FORM 8 K

(A)	Exhibits pursuant to Item 601 of Regulation S-K

31.1	Rule 13a-14(a)/Section 302 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a)/Section 302 Certifications of Mark Z. Belzowski, Chief Financial Officer of Universal Electronics Inc.

32	Rule 13a-14(b)/Section 906 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc. and Mark Z. Belzowski, Chief Financial Officer of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

(B)	Reports on Form 8-K

On April 29, 2003, the Company filed a report on Form 8-K under Item 12, Results of Operations and Financial Condition, concerning the Company’s announcement of its financial results for the quarter ended March 31, 2003. The report also included a copy of the Company’s press release announcing these financial results attached as Exhibit 99.1 thereto, as well as consolidated financial information under Item 9, Regulation FD Disclosure.

On July 29, 2003, the Company filed a report on Form 8-K under Item 12, Results of Operations and Financial Condition, concerning the Company’s announcement of its financial results for the quarter ended June 30, 2003. The report also included a copy of the Company’s press release announcing these financial results attached as Exhibit 99.1 thereto, as well as consolidated financial information under Item 9, Regulation FD Disclosure.

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) Universal Electronics Inc.

Date: August 14, 2003	/s/ Mark Z. Belzowski

Mark Z. Belzowski Vice President, Chief Financial Officer and Treasurer