Form 10-Q
period 2003-09-30
UNIVERSAL ELECTRONICS INC
filed 2003-11-14
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

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

Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 13,830,970 shares of Common Stock, par value $.01 per share, of the registrant were outstanding at September 30, 2003.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$52,088	$18,064
Short-term investments	—	22,500
Accounts receivable, net	27,989	26,307
Inventories	18,979	16,046
Prepaid expenses and other current assets	1,220	1,123
Deferred income taxes	1,920	1,920
Income tax receivable	1,634	2,234

Total current assets	103,830	88,194
Equipment, furniture and fixtures, net	3,520	3,383
Goodwill	2,961	2,961
Intangible assets, net	3,326	3,682
Other assets	781	739
Deferred income taxes	1,057	1,057

Total assets	$115,475	$100,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,851	$7,795
Accrued income taxes	3,912	2,407
Accrued compensation	2,164	1,253
Other accrued expenses	7,815	5,324

Total current liabilities	24,742	16,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,386,736 and 16,001,206 shares issued at September 30, 2003 and December 31, 2002, respectively	164	160
Paid-in capital	74,832	71,322
Accumulated other comprehensive loss	(1,256)	(1,740)
Retained earnings	33,720	29,912
Deferred stock-based compensation	(84)	(147)
Less cost of common stock in treasury, 2,555,766 and 2,521,313 shares at September 30, 2003 and December 31, 2002, respectively	(16,643)	(16,270)

Total stockholders’ equity	90,733	83,237

Total liabilities and stockholders’ equity	$115,475	$100,016

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$30,300	$26,004	$84,931	$74,005
Cost of sales	18,467	15,975	52,111	43,703

Gross profit	11,833	10,029	32,820	30,302
Research and development expenses	1,201	1,116	3,541	3,275
Selling, general and administrative expenses	8,242	7,118	24,006	22,530

Operating income	2,390	1,795	5,273	4,497
Interest income	106	166	401	438
Other income, net	29	20	95	243

Income before income taxes	2,525	1,981	5,769	5,178
Provision for income taxes	858	124	1,961	1,243

Net income	$1,667	$1,857	$3,808	$3,935

Earnings per share:
Basic	$0.12	$0.13	$0.28	$0.28

Diluted	$0.12	$0.13	$0.27	$0.27

Shares used in computing earnings per share:
Basic	13,751	13,836	13,648	13,865

Diluted	14,145	14,046	13,937	14,311

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash provided by operating activities:
Net income	$3,808	$3,935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	334	224
Depreciation and amortization	2,631	2,871
Shares issued under employee benefit plan	268	274
Stock-based compensation	63	77
Changes in operating assets and liabilities:
Accounts receivable	(363)	5,327
Inventories	(2,931)	(448)
Prepaid expenses and other assets	(110)	(757)
Accounts payable and accrued expenses	5,984	217
Accrued income and other taxes	2,056	(1,137)

Net cash provided by operating activities	11,740	10,583

Cash used for investing activities:
Purchase of short-term investments	(22,000)	(10,700)
Sale of short-term investments	44,500	4,300
Acquisition of equipment, furniture and fixtures	(1,920)	(1,632)
Payments for businesses acquired	—	(132)
Acquisition of intangible assets	—	(780)
Payments for patents	(493)	(988)

Net cash provided (used) for investing activities	20,087	(9,932)

Cash provided by financing activities:
Treasury stock purchase	(372)	(3,518)
Proceeds from stock options exercised	3,246	1,334
Payment on note payable	(43)	(56)

Net cash provided (used) by financing activities	2,831	(2,240)

Effect of exchange rate changes on cash	(634)	(1,729)

Net increase (decrease) in cash and cash equivalents	34,024	(3,318)
Cash and cash equivalents at beginning of period	18,064	14,170

Cash and cash equivalents at end of period	$52,088	$10,852

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income
As reported	$1,667	$1,857	$3,808	$3,935
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(795)	(870)	(2,380)	(2,423)

Pro forma	$872	$987	$1,428	$1,512

Basic earnings per share:
As reported	$0.12	$0.13	$0.28	$0.28
Pro forma	$0.06	$0.07	$0.10	$0.11
Diluted earnings per share
As reported	$0.12	$0.13	$0.27	$0.27
Pro forma	$0.06	$0.07	$0.10	$0.11

The fair value of options at date of grant was estimated using the Black-Scholes model. There were no grants during the three month period ended September 30, 2003. The following assumptions were used for the grants during the three month period ended September 30, 2002: risk-free interest rate of approximately 3.46%, expected volatility of 65.91%, expected life of five

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

years; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted during the three month period ended September 30, 2002 was $5.25

The following assumptions were used for the grants during the nine months ended September 30, 2003 and 2002, respectively: risk-free interest rate of approximately 2.89% and 4.33%, expected volatility of approximately 63.89% and 67.68%, expected life of five years for 2003 and 2002; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted during the nine months ended September 30, 2003 and 2002 were $5.56 and $9.29, respectively.

Accounts Receivable

Trade receivables subject the Company to a concentration of credit risk. The risk is mitigated due to the large number of customers comprising the Company’s customer base, the relative size and strength of most of The Company’s customers and the Company’s performance of ongoing credit evaluations.

The Company had one significant customer with sales of $4.0 million and $5.0 million representing 13.2% and 19.2% of net sales for the three months ended September 30, 2003 and 2002, respectively and with sales of $14.2 million and $17.6 million representing 16.7% and 23.8% of net sales for the nine months ended September 30, 2003 and 2002, respectively. Trade receivables with this customer amounted to $2.1 million or 7.4% and $2.9 million or 11.2% of the total trade receivables at September 30, 2003 and December 31, 2002, respectively.

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

	September 30,	December 31,
	2003	2002

Components	$7,574	$7,950
Finished goods	11,405	8,096

Total inventories	$18,979	$16,046

Investment

The Company accounts for an investment, which does not have a readily determinable fair value, using the cost method, as the Company’s investment is less than 20% and the Company is unable to exercise significant influence over the investee. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. Included in other assets is a $361,000 cost investment.

Income Taxes

We recorded income tax expense of $0.9 million for the third quarter of 2003 compared to approximately $0.1 million for the same period last year. Our estimated effective tax rate remained at 34% during the third quarter 2003, compared to an effective tax rate of 6% during the third quarter 2002. The lower effective tax rate in the third quarter of 2002 was a result of a decrease in 2002 estimated annual tax rate from 35% to 24% due to the use of remaining prior year research and development credits. Furthermore, the Company recorded income tax expense of $1.9 million for the first nine months of 2003 as compared to $1.2 million for the same period in 2002. Our effective tax rate during the first nine months of 2003 was 34% whereas our effective tax rate during the same period in 2002 was 24%. The lower effective tax rate during 2002 reflected the use of remaining prior year research and development credits.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended September 30, 2003 and 2002, approximately 1,037,000 and 154,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the nine months ended September 30, 2003 and 2002, approximately 1,041,000 and 1,074,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings per share for the three and six months ended September 30, 2003 and 2002 are calculated as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

		(in thousands, except per share data)
BASIC
Net income	$1,667	$1,857	$3,808	$3,935

Weighted-average common shares outstanding	13,751	13,836	13,648	13,865

Basic earnings per share	$0.12	$0.13	$0.28	$0.28

DILUTED
Net income	$1,667	$1,857	$3,808	$3,935

Weighted-average common shares outstanding for basic	13,751	13,836	13,648	13,865
Dilutive effect of stock options and restricted stock	394	210	289	446

Weighted-average common shares outstanding on a diluted basis	14,145	14,046	13,937	14,311

Diluted earnings per share	$0.12	$0.13	$0.27	$0.27

Comprehensive Income (Loss)

The components of comprehensive income are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in thousands)
Net Income	$1,667	$1,857	$3,808	$3,935
Other comprehensive income (loss):
Foreign currency translations	26	(205)	484	(562)

Comprehensive income:	$1,693	$1,652	$4,292	$3,373

Treasury Stock

The Company purchased 38,701 shares of its common stock at a cost of $372,000 during the first nine months of 2003. The Company holds shares purchased from the open market as treasury stock which are available for reissue by the Company.

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

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied effective August 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not invested in any VIEs created after January 31, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on the Company’s financial position, results of operations or cash flows.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill information for each reporting unit is as follows (in thousands):

	September 30, 2003	December 31, 2002

United States	$1,191	$1,191
All Other Countries	1,770	1,770

Total Goodwill	$2,961	$2,961

Intangible assets consist principally of distribution rights, patents, trademarks and purchased technologies. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to ten years.

Information regarding the Company’s other intangible assets is as follows (in thousands):

	September 30, 2003	December 31, 2002

Carrying amount:
Distribution rights	$2,597	$2,597
Patents	3,130	2,636
Trademarks	348	348
Technology	1,283	1,285
Other	1,049	1,048

Total carrying amount	$8,407	$7,914

Accumulated amortization:
Distribution rights	$2,456	$2,134
Patents	1,155	951
Trademarks	95	77
Technology	354	170
Other	1,021	900

Total accumulated amortization	$5,081	$4,232

Net carrying amount:
Distribution rights	$141	$463
Patents	1,975	1,685
Trademarks	253	271
Technology	929	1,115
Other	28	148

Total net carrying amount	$3,326	$3,682

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for the three and nine months ended September 30, 2003 was approximately $0.3 and $0.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2002 was approximately $0.5 and $0.9 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows (in thousands):

2003 (remaining 3 months)	$293
2004	757
2005	722
2006	722
2007	722
2008	722

Accounting Policy for Derivatives

The Company enters into foreign currency option-based arrangements, with contract terms normally lasting six months or less, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated cash flows. These derivatives do not qualify for hedge accounting, in accordance with SFAS 133, because they relate to existing assets denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings and amounted to $73,000 and $25,000 for the three months ended September 30, 2003 and 2002 and $199,000 and $77,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound Sterling, and to a lesser extent, certain other international currencies. At September 30, 2003, the Company had a number of foreign currency option-based arrangements, which expire on various dates through December 2003, with an aggregate notional value of approximately $4.5 million. The Company does not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results.

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

The Company’s sales to external customers and identifiable assets by geographic area are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net Sales
United States	$17,702	$15,899	$51,021	$48,616
Netherlands	3,768	2,173	10,416	7,936
United Kingdom	3,776	2,813	9,302	7,147
France	1,173	1,764	3,155	2,907
Germany	906	1,485	3,454	2,241
All Other	2,975	1,870	7,583	5,158

Total Net Sales	$30,300	$26,004	$84,931	$74,005

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2003	December 31, 2002

Identifiable Assets
United States	$6,570	$6,846
All Other Countries	4,018	3,919

Total Identifiable Assets	$10,588	$10,765

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries. Foreign currency transaction gains of $73,000 and $25,000 for the three months ended September 30, 2003 and 2002, respectively, and $199,000 and $77,000 for the nine months ended September 30, 2003 and 2002, respectively, were included in other income.

Identifiable assets include equipment, furniture and fixtures, goodwill and other intangible assets.

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

The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	December 31,	Issued During	Kind) During	September 30,
Description	2002	the Period	the Period	2003

Nine Months Ended September 30, 2003	$524,700	$185,369	$(94,243)	$615,826

Commitments and Contingent Liabilities

The Company is a party to lawsuits and claims arising in the normal course of its business. At the present time, there are two lawsuits pending brought by the Company against third parties. In these actions, the Company is seeking money damages and injunctive relief. In one of these actions, the third party has filed suit against the Company seeking a declaration that certain of its patents are invalid and unenforceable. It is the opinion of management that such patents are valid and enforceable and the Company intends to defend against such suit vigorously. While it is the opinion of management that the Company’s products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company does not believe at this time, that it is probable there will be an unfavorable outcome; accordingly, no amount for any potential loss contingency has been recorded in the consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter 2003 versus Third Quarter 2002

Net sales for the 2003 third quarter were $30.3 million, an increase of 16.5% compared to $26.0 million for the same quarter last year. Net income for the third quarter of 2003 was $1,667,000 or $0.12 per share (basic and diluted) compared to $1,857,000 or $0.13 per share (basic and diluted) for the third quarter of 2002.

Net sales in our technology lines (subscription broadcasting, OEM, private label and computing companies) were approximately 63.7% of net sales for the third quarter of 2003 compared to 67.6% for the third quarter of 2002. Net sales in our technology lines for the third quarter of 2003 increased by 9.7% to $19.3 million from $17.6 million for the same period last year. The increase in technology sales was principally due to increased sales to OEM Europe customers, primarily from increased demand in subscription broadcasting coupled with increased sales of new Kameleon products in our private label line.

Net sales in our retail lines (One For All® international and direct import) accounted for approximately 36.3% of total third quarter 2003 net sales compared to 32.4% for the corresponding period in 2002. Our net sales for the 2003 third quarter from our retail customers were $11.0 million, an increase of 30.9% from net sales of $8.4 million for the same quarter last year. The increase in retail sales was due to increased Kameleon shipments both domestically and in the European marketplace, additional new product and accessory sales in Europe, as well as increased demand in other international markets. Furthermore, the effect of an increase in the Euro against the United States dollar also contributed to increased sales in the third quarter 2003 compared to the same period last year.

Management currently expects technology sales to be slightly lower during the fourth quarter of 2003 compared to the fourth quarter of 2002 with expected increases in US cable and European OEM shipments offset by lower Private Label orders due to a more significant pipeline order fulfillment with the introduction of the Kameleon product in the fourth quarter of 2002, and decreased call center revenue from the loss of a significant customer during the second quarter of 2003. We expect more significant growth in retail sales in the fourth quarter of 2003 when compared to the similar quarter in 2002 particularly in our European Retail lines due to the typical seasonal sales increase associated with the holiday season and increased demand across all product lines driven by the successful introduction of certain new products and a greater offering of new products and accessories. In summary, we expect that revenue will grow in the range of approximately 7% to 14% during the fourth quarter of 2003 compared to the fourth quarter of 2002 consistent with the guidance we have provided.

Gross profit for the third quarter of 2003 was $11.8 million compared to $10.0 million for the third quarter of 2002. Our gross margin for the third quarter of 2003 was 39.1% compared to a gross margin of 38.6% for the same period last year. The higher gross margin during the third quarter 2003 was due to a more favorable product and customer mix in our retail and OEM lines, reductions in component and manufacturing costs as compared to the same period last year and the favorable effect of the stronger Euro against the United States dollar on our sales in Europe as noted above. Gross margins in the fourth quarter of 2003 are expected to remain flat or slightly higher when compared to the similar quarter in 2002 for the same reasons as noted above for the third quarter of 2003 and the expected mix across all product lines.

Research and development expenses increased 7.6% from $1.1 million in the third quarter of 2002 to $1.2 million for the same period in 2003. The increase was primarily due to increased development efforts to expand functionality and platforms for our Nevo technology.

Selling, general and administrative expenses increased 15.8% from $7.1 million in the third quarter of 2003 to $8.2 million for the same period in 2003. The increase was primarily attributable to an increase in the Euro against the United States dollar on our European expenses, higher delivery and freight costs associated with the increased shipments, and increased payroll and performance based expenses.

In the third quarter of 2003, we recorded $106,000 of interest income compared to $166,000 for the same period last year. This $60,000 decrease is due to lower interest rates earned on cash balances during the quarter.

Other income consists primarily of net gain on realized foreign exchange transactions. For the third quarter of 2003, other income amounted to $29,000 as compared to $20,000 for the same period last year.

We recorded income tax expense of $0.9 million for the third quarter of 2003 compared to approximately $0.1 million for the same period last year. Our estimated effective tax rate remained at 34% during the third quarter 2003, compared to an effective tax rate of 6% during the third quarter 2002. The lower effective tax rate in the third quarter of 2002 was a result of a decrease in the 2002 estimated annual tax rate from 35% to 24% due to the use of remaining prior year research and development credits.

Nine Months 2003 versus Nine Months 2002

Net sales for the nine months ended September 30, 2003 were $84.9 million, an increase of 14.8% over net sales of $74.0 million for the same period last year. Net income for the first nine months of 2003 was $3.8 million or $0.28 per share (basic) and $0.27 per share (diluted), compared to $3.9 million or $0.28 per share (basic) and $0.27 per share (diluted) for the same period last year.

Net sales in the Company’s technology lines (subscription broadcasting, OEM and private label) for the first nine months of 2003 increased 5.2% to $58.5 million from $55.6 million for the same period last year. The increase in technology sales was principally due to increased demand for Kameleon product in our private label channel and increased shipments to OEM customers in Europe, the United States and Asia.

Net sales from the Company’s retail lines (One For All® international and direct import) for the first nine months of 2003 increased 43.4% to $26.4 million from $18.4 million for the same period last year due to increased sales volume of Kameleon and other product to customers in the UK, Germany and Spain, sales from the introduction of the Kameleon product in the United States retail channel, and the effect of a stronger Euro against the United States dollar.

Gross margins for the first nine months of 2003 were 38.6% compared to 40.9% for the same period last year. The lower gross margin during the first nine months of 2003 was primarily due to lower margins on new product in the introductory phase of the product cycle, competitive pressures that resulted in lower sales prices, and additional provision for inventory obsolescence of approximately $1.3 million for the nine months ended September 30, 2003 compared to the same period last year.

Selling, general and administrative expenses increased to $24.0 million in the first nine months of 2003, compared to $22.5 million during the same period in 2002. The increase was due to higher delivery and freight costs associated with increased shipments, higher payroll and performance based costs, as well as the effect of an increase in the Euro against the United States dollar on our European expenses.

Interest income decreased by $37,000 to $401,000 for the first nine months of 2003 from $438,000 for the same period in 2002 due to lower interest rates earned on cash balances for the first nine months of 2003.

Other income consists primarily of net gain on realized foreign exchange transactions. For the nine-month period ended September 30, 2003, other income amounted to $95,000 as compared to $243,000 for the same period last year. The decrease is attributable to the settlement of a patent infringement suit resulting in royalties of $115,000 in 2002 and no similar settlements during the 2003 period.

The Company recorded income tax expense of $1.9 million for the first nine months of 2003 as compared to $1.2 million for the same period in 2002. Our effective tax rate during the first nine months of 2003 was 34% whereas our effective tax rate during the same period in 2002 was 24%. The lower effective tax rate during 2002 reflected the use of remaining prior year research and development credits.

Liquidity and Capital Resources

Our principal sources of funds are from our operations. Cash provided by operating activities for the first nine months of 2003 was $11.7 million as compared to $10.6 million in the corresponding period in 2002. The increase in cash flow is primarily due to net income and the timing of payments on accounts payable and accrued expenses, partially offset by increases in inventory levels.

On September 2, 2003, we terminated our $15,000,000 million unsecured revolving credit agreement with Bank of America National Trust and Savings Association. On September 15, 2003, we entered into a three-year $15,000,000 million unsecured revolving credit agreement (the “Agreement”) with Comerica Bank (“Comerica”). Under the Agreement with Comerica, the interest payable is variable and is based on either the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2003 using the LIBOR Rate option plus a fixed margin of 1.25% was 2.37%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Agreement, dividend payments are allowed up to 100% of net income of the prior fiscal year period to be paid within 90 days of such prior year, and we are subject to certain financial covenants and other restrictions that are standard for these types of agreements. We have authority under this credit facility to acquire up to 1,500,000 shares of our common stock in market purchases and, since the date of this Agreement, no shares of our common stock have been purchased. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2003, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of September 30, 2003, we are in compliance with all debt covenants required by the agreement.

We purchased 38,701 shares of our common stock at a cost of $372,000 in the first nine months of 2003. We hold these shares as treasury stock, and they are available for reissue by us. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the nine months ended September 30, 2003, we received proceeds of approximately $3,246,000 from the exercise of stock options granted to our current and former employees, as compared to approximately $1,334,000 during the same period in 2002.

Capital expenditures in the first nine months of 2003 and 2002 were approximately $1,920,000 and $1,632,000, respectively. These expenditures related primarily to the acquisition of product tooling. Expected levels of capital expenditures over the next quarter are expected to remain constant based primarily on current tooling projections.

In accordance with an amended profit sharing agreement with a vendor, we advanced $660,000 in October 2003. The advance will be included in other assets and represents prepayment of future profit sharing amounts.

On August 25, 2000, we completed an acquisition of a remote control distributor in France for approximately $1.8 million, of which $1.5 million was paid during 2000, $143,000 was paid during 2001, and the remaining amount was paid during 2002.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facility will be sufficient to fund current business operations as well as anticipated growth at least over the next twelve months; however, there can be no assurance that this will occur.

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

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied effective August 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not invested in any VIEs created after January 31, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on the Company’s financial position, results of operations or cash flows.

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

Demand for Consumer Service and Support

We have continually provided domestic and international consumer service and support to our customers to add overall value and to help differentiate us from our competitors. In March 2003, our largest customer notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services commencing the second quarter of 2003. Consequently, revenue for consumer service and support from this customer ceased. Our domestic service and support group will continue to support our existing customers while we pursue new customers. There can be no assurance that we will be able to attract new customers to use this service. In addition, in the event other customers decide to cease using this service, we would be unable to offset costs associated with providing this service resulting in an adverse affect to our financial position, results of operations or cash flows.

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the wireless control products market will depend in part upon our ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful in developing and marketing new products or in enhancing our existing products, or that such new or enhanced products will achieve consumer acceptance, and, if achieved, will sustain that acceptance, that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which may be incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial position, results of operations or cash flows.

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

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, subscription broadcasting operators, and companies in the computing industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. During the first nine months of 2003 and 2002, sales to one customer, Comcast Cable Communications, Inc. amounted to 16.7% and 23.8%, respectively, of our net sales for these periods. The future loss of this customer or any other key customer, either in the United States or abroad or our inability to obtain orders or maintain our order volume with our major customers may have an adverse effect on our financial position, results of operations or cash flows.

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

Potential for Litigation

As is typical in our industry and the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards. At the present time, there are two lawsuits pending brought by the Company against third parties. In these actions, we are seeking money damages and injunctive relief. In one of these actions, the third party has filed suit against us seeking a declaration that certain of our patents are invalid and unenforceable. It is the opinion of management that such patents are valid and enforceable, and we intend to defend against such suit vigorously. While it is the opinion of management that our patents are valid and enforceable and that our products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial, and a determination that our patents are invalid or unenforceable and/or amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations, or cash flows.

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

Over the past year, we have observed the effects of the global economic downturn in some areas of our business. The downturn contributed to net revenue declines during fiscal 2002. During the downturn, we also experienced gross margin declines in certain parts of our business, reflecting the effect of competitive pressures as well as inventory write-downs. While economic conditions have had a negative impact on revenues to date, revenues, gross margins and earnings could deteriorate significantly or our growth rate could be adversely impacted in the future as a result of economic conditions. In addition, if our customers experience financial difficulties, we could suffer losses associated with outstanding accounts receivable.

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented and unanticipated events that have created many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business, financial position, results of operations and cash flows in the short or long-term in ways that cannot presently be predicted.

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

In 2002, we launched our Nevo technology, an embedded solution that transforms an electronic display (such as Compaq’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. We initially targeted Nevo sales to customers in the computing industry, a new channel for us. We also launched our Kameleon interface technology, a revolutionary display technology that provides ease of use by illuminating only active keys needed to control each entertainment device. During 2003, we are continuing to seek ways to integrate our Nevo technology and Kameleon display technology into other forms and devices.

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

In March 2003, our largest customer, Comcast Cable Communications, Inc., notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services. Consequently, revenue for consumer service and support from this customer ceased in the second quarter of 2003. There can be no assurance that we will be able to attract new customers to use this service. In addition, in the event other customers decide to cease using this service, we would be unable to offset costs associated with providing this service resulting in an adverse affect to our financial position, results of operations, or cash flows.

We also continue in 2003 to attempt to control our overall cost of doing business. We believe that through product design changes and our purchasing efforts, improvements in our gross margins and efficiencies in our selling, general and administrative expenses can be accomplished, although there can be no assurance that there will be any improvements to our gross margins or that we will achieve any cost savings through these efforts and if accomplished, that any such improvements or savings will be significant or maintained.

Going forward, we will continue to pursue our overall strategy of seeking ways to operate all aspects of our business more profitably. This strategy will include looking at acceptable acquisition targets and strategic partnership opportunities. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and is based on either the bank’s cost of funds, or the LIBOR rate plus a fixed margin of 1.25%, and is affected by changes in market interest rates. At September 30, 2003, we had no borrowings on our credit line. The interest rate in effect on the credit line as of September 30, 2003 using the LIBOR Rate option plus a fixed margin of 1.25% was 2.37%.

At September 30, 2003, we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina, Spain and Mexico. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in the local currencies/U.S. Dollars exchange rate may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. At September 30, 2003, the Company had a number of foreign exchange contracts, which expire on various dates through December 2003, with an aggregate notional value of approximately $4.5 million. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Because of the foregoing factors, as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8 K

(A)		Exhibits pursuant to Item 601 of Regulation S-K

	10.1	Credit Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (filed herewith)

	10.2	Promissory Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (filed herewith)

	10.3	Form of Separation Agreement and General Release dated October 7, 2003 between Universal Electronics Inc. and Jerry Bardin (filed herewith)

	10.4	Form of Consulting Agreement dated October 7, 2003 between Universal Electronics Inc. and Jerry Bardin (filed herewith)

	10.5	Form of Employment and Separation Agreement and General Release dated October 31, 2003 between Universal Electronics Inc. and Mark Z. Belzowski (filed herewith)

	31.1	Rule 13a-14(a)/Section 302 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

	31.2	Rule 13a-14(a)/Section 302 Certifications of Mark Z. Belzowski, Chief Financial Officer of Universal Electronics Inc.

	32	Rule 13a-14(b)/Section 906 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Mark Z. Belzowski, Chief Financial Officer of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

(B)		Reports on Form 8-K

On July 29, 2003, the Company furnished a report on Form 8-K under Item 12, Results of Operations and Financial Condition, concerning the Company’s announcement of its financial results for the quarter ended June 30, 2003. The report also included a copy of the Company’s press release announcing these financial results attached as Exhibit 99.1 thereto, as well as consolidated financial information under Item 9, Regulation FD Disclosure.

On October 28, 2003, the Company furnished a report on Form 8-K under Item 12, Results of Operations and Financial Condition, concerning the Company’s announcement of its financial results for the quarter ended September 30, 2003. The report also included a copy of the Company’s press release announcing these financial results attached as Exhibit 99.1 thereto, as well as consolidated financial information under Item 9, Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) Universal Electronics Inc.

Date: November 14, 2003	/s/ Mark Z. Belzowski

Mark Z. Belzowski
Vice President, Chief Financial Officer and Treasurer