Form 10-K
period 2003-12-31
UNIVERSAL ELECTRONICS INC
filed 2004-03-15
CIK 101984

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to______________.

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

Yes ☒ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter: $169,426,782. As of February 27, 2004, 13,691,718 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on June 14, 2004 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 27, 2004.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2003.

Exhibit Index appears on page 57. This document contains 109 pages.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2003

Item		Page
Number		Number

	PART I
1	Business	3
2	Properties	7
3	Legal Proceedings	8
4	Submission of Matters to a Vote of Security Holders	9
	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
6	Selected Consolidated Financial Data	12
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
7A	Quantitative and Qualitative Disclosures About Market Risk	26
8	Financial Statements and Supplementary Data	27
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
9A	Controls and Procedures	53
	PART III
10	Directors and Executive Officers of the Registrant	53
11	Executive Compensation	53
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
13	Certain Relationships and Related Transactions	55
14	Principal Accountant Fees and Services	55
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	55
	Signatures	56
	Exhibit Index	57

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

Universal Electronics Inc., based in Southern California, develops software, firmware and turnkey solutions designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home environment. The Company’s primary markets include original equipment manufacturers (OEMs) in consumer electronics and personal computing, as well as multiple system operators in the cable and satellite subscription broadcasting markets. Over the past 16 years, the Company has developed a broad portfolio of patented technologies and the industry’s leading database of home connectivity software that it licenses to its customers, including many leading Fortune 500 companies. In addition, the Company sells its universal wireless control products and other audio/visual accessories through its European headquarters in The Netherlands, and to distributors and retailers in Europe, Asia, Latin America, South Africa Australia, New Zealand, the Middle East, and Mexico under the One For All® brand name. More information about the Company can be obtained at www.uei.com.

General Business Information

Universal has developed a broad line of easy-to-use, pre-programmed universal wireless control products that are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retail, private label, OEMs, and cable and satellite service providers and to companies in the computing industry. Universal believes that its universal wireless controls can operate virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Beginning in 1986 and continuing today, Universal has compiled an extensive library of over 171,000 IR codes that cover nearly 141,000 individual device functions and over 2,100 individual consumer electronic equipment brand names. Universal’s library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices to ensure the accuracy and integrity of the database. Universal’s proprietary software and know-how permit IR codes to be compressed before being loaded into its products. This provides significant cost and space efficiencies that enable Universal to include more codes and features in the memory space of the wireless control device than are included in similarly priced products of competitors. Universal has developed a patented technology that provides the capability to easily upgrade the memory of the wireless control device by adding IR codes from its library that were not originally included.

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

Products

Universal introduced its first product, the One For All, in 1987. Universal’s family of products includes universal standard and touch screen remote controls, wireless keyboards, game controllers, antennas, and various audio/video accessories, as well as custom and customizable microcontrollers that include Universal’s library of IR codes and proprietary software, and licensing of Universal’s library of IR codes and proprietary software. These products cover a broad spectrum of suggested prices and performance capabilities. Universal sells its customized products to international retailers and distributors, consumer electronic accessory suppliers, private label customers, OEMs, cable operators and satellite service providers for resale under the One For All® brand name and/or their customers’ respective private label brands. Universal’s products are capable of controlling a multitude of audio and video devices, including, but not limited to, TVs, VCRs, DVD players, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, surround sound systems, and most home automation control modules.

Each of Universal’s wireless control devices is designed to simplify the use of video, audio and other devices. To appeal to the mass market, the number of buttons is minimized to include only what Universal believes to be the most popular functions. Universal’s remotes are also designed for ease of set-up. For most of Universal’s products, the consumer simply inputs a four-digit code for each video or audio device to be controlled. Each remote contains a RAM, a ROM, or a combination of ROM and EEPROM chips. The RAM and the ROM and EEPROM combination products allow the remote to be upgraded with additional codes, one of Universal’s patented features. Another patented ease of use feature Universal offers in several of its products is its user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.

By providing its wireless control technology in many forms, including finished products and microcontrollers on which Universal’s software is embedded, Universal can meet the needs of its customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate Universal’s technology.

During 2003, Universal continued its product innovation by launching several new products based on the two popular new technology platforms developed in 2002; Nevo™, an embedded solution that transforms any electronic display (such as HP’s iPaq PocketPCs) into a sophisticated and easy-to-use wireless home control and automation device, and Kameleon™, a revolutionary display technology that provides ease of use by illuminating only active keys needed to control each entertainment device.

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

For the year ended December 31, 2003, the Company had sales to one company, Comcast Communications, Inc., that represented more than 10% of Universal’s net sales for the year.

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

Universal continues to pursue further penetration of the more traditional consumer electronics/OEM markets. Customers in these markets generally package Universal’s wireless control devices for resale with their audio and video home entertainment products (e.g. TVs, DVD and CD players, VCRs, personal digital recorders, etc.). Universal also sells customized chips, which include the Company’s software and/or customized software packages, to these customers. Growth in this line of business has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, the increase in multimedia and interactive internet applications, and the increase in the number of OEMs. Additionally, Universal supplies its Nevo technology, an embedded system software for home control, to OEM’s in the computing space.

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

In the international markets, One For All brand name products accounted for 30.4%, 26.3%, and 21.2% of Universal’s sales for the years ended December 31, 2003, 2002, and 2001, respectively. Throughout 2003, Universal continued its retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico and selected countries in Asia and Latin America. Universal has seven international subsidiaries, Universal Electronics B.V., established in The Netherlands, One For All GmbH and Ultra Control Consumer Electronics GmbH, both established in Germany, One for All Iberia S.L., established in Spain, One For All (UK) Ltd., established in the United Kingdom, One For All Argentina S.R.L., established in Argentina, and One For All France S.A.S., established in France. Universal uses third party distributors in countries where it does not have subsidiaries.

Consumer Service and Support

Universal provides domestic and international consumer support to its various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers through its automated “InterVoice” system. Live agent help is also available through certain programs. Universal continues to review its programs to determine their value in enhancing and improving the sales of its products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added. In March 2003, the Company’s largest consumer service and support customer notified the Company that as a result of a merger, it would conduct all of its consumer service and support activities internally and ceased using the Company’s services during the second quarter of 2003. Revenues from this customer for consumer service and support amounted to $0.8 million, $3.4 million, and $1.6 million in 2003, 2002 and 2001, respectively.

Raw Materials and Dependence on Suppliers

Universal utilizes third-party manufacturers and suppliers in Asia, Mexico and the United States to produce its wireless control products. The number of third party manufacturers or suppliers that provided Universal in excess of 10% of its manufacturing services and/or components was three, two, and three for 2003, 2002 and 2001, respectively. In 2003, Jetta, Computime, and Samsung collectively represented 45% of Universal’s manufacturing services and components. In 2002, Jetta and Samsung collectively represented 27% of Universal’s manufacturing services and components. In 2001, Philips, Jetta and Samsung collectively represented 43% of Universal’s manufacturing services and components. As in the past, Universal continues to evaluate alternative and additional third-party manufacturers and sources of supply.

During 2003, Universal continued to diversify its suppliers and maintained duplicate tooling for certain of its products. This has allowed Universal to stabilize its source for products and negotiate more favorable terms with its suppliers. In addition, where it can, Universal uses standard parts and components, which are available from multiple sources. To continue to reduce its dependence on suppliers, Universal continues to seek additional sources of integrated circuit chips to help reduce the potential for manufacturing and shipping delays. In addition, Universal has introduced flash microcontroller technology to its products. Flash microcontrollers have shorter lead times than standard microcontrollers and may be reprogrammed if necessary, thus reducing excess or obsolete inventory exposure.

Patents, Trademarks and Copyrights

Universal owns a number of United States and foreign patents relating to its products and technology, and has filed domestic and foreign applications for other patents that are pending. Universal had a total of 101 issued and pending patents at the end of 2003, an increase from 80 at the end of 2002. The life of Universal’s patents ranges from approximately four to eighteen years. Universal has also obtained copyright registration and claims copyright protection for certain of its proprietary software and libraries of IR codes. Additionally, the names of most of Universal’s products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to Universal’s operations. While Universal follows the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases, Universal has elected common law trade secret protection in lieu of obtaining such protection.

Seasonality

Historically, Universal’s business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. This pattern is expected to continue and the impact will fluctuate as the sales mix varies between retail and technology.

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Supplementary Data” for further details regarding the quarterly results of the Company.

Competition

Universal’s principal competitors in the international retail and private label markets for universal wireless controls include Philips, Thomson, and Gemini as well as various manufacturers of wireless controls in Asia. Universal’s primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. In the subscription broadcasting business line, Universal competes with various distributors in the United States and several of the larger set-top manufacturers, including Motorola and Scientific-Atlanta. Universal competes in its markets on the basis of product quality, product features, price, intellectual property, and customer and consumer support. Universal believes that it will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish its future objectives. Certain of Universal’s competitors have significantly larger financial, technical, marketing and manufacturing resources than the Company, and there can be no assurance that Universal will remain competitive in the future.

Engineering, Research and Development

During 2003, Universal’s engineering efforts focused on modifying existing products and technologies to improve features, to lower costs, and to develop measures to protect the Company’s proprietary technology and general know-how. Universal continues to regularly update its library of IR codes to include IR codes for new features and devices introduced worldwide. Universal’s library contains over 171,000 IR data codes, an increase from just over 143,000 data codes in 2002. Universal also continues to explore ways to improve its software to pre-program more codes into its memory chips and to simplify the upgrading of its wireless control products.

Also during 2003, Universal’s product development efforts focused on new and innovative wireless control and interface solutions resulting in the launch of new retail SKUs based on the Kameleon interface technology. Universal also broadened its product portfolio with solutions that address emerging technology sectors like home media distribution and home automation. These advanced technology development efforts focused on both industry-based standards as well as specific universal extensions that maximize the end user experience utilizing a set of heterogeneous protocols and technologies that exist in the modern home today. This environment is driving the need for simplification of these new protocols and devices, since they were originally engineered and targeted towards the enterprise customer. The Company created the Nevo product offerings to simplify and manage the end user’s experience interacting with devices in the home — devices that may span over a decade, including traditional IR based devices, and the more complex TCP/IP consumer electronic devices utilizing both open and proprietary protocols.

Universal also developed technologies aimed at unifying traditional technologies that are encountered within a home, and emerging technologies. This allows consumers to deploy Universal Electronics based solutions ranging from a simple IR based audio-visual stack to a modern digital media management experience allowing access to digital content such as music, pictures and videos.

Company personnel are involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of the Company’s research and development projects will be successfully completed.

The Company’s expenditures on engineering, research and development were:

(in millions):	2003	2002	2001

Research and Development	$4.7	$4.5	$4.2
Engineering	1.7	1.4	1.4
Total Engineering, Research and Development	$6.4	$5.9	$5.6

Environmental Matters

We believe we have materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2003, 2002 and 2001, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon our capital expenditures, earnings or financial condition.

The Company is committed to developing an infrastructure to support the control of hazardous substances. A fully integrated system with controls in product design and purchasing is being implemented internally.

Universal continues to work closely with its contract manufacturing base to move them toward becoming Sony Green Partners and already works with one fully certified Green Partner. Our goal is to provide a choice of two options to our customers: Green and Non-Green. The Green option will be fully compliant with the RoHS (Restriction on Hazardous Substances) requirements defined by the EEC with tolerances defined at the component level. All Green production processes will be segregated physically from standard production processes to eliminate the possibility of contamination. The Company will offer subsets of the full Green requirement to accommodate the broad spectrum of customer needs.

Employees

At December 31, 2003, Universal employed approximately 259 employees, of whom 82 were in engineering, research and development, 56 in sales and marketing, 49 in consumer service and support, 28 in operations and warehousing and 44 in executive and administrative staff. None of Universal’s employees is subject to a collective bargaining agreement or is represented by a union. Universal considers its employee relations to be good.

International Operations

Financial information relating to Universal’s international operations for the years ended December 31, 2003, 2002 and 2001 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 17”.

Available Information

Universal’s Internet address is www.uei.com. Universal makes available through its Internet website its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments thereto as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Investors can also obtain copies of our SEC filings from the SEC website at www.sec.gov.

ITEM 2. PROPERTIES

Universal’s headquarters are located in Cypress, California. Universal utilizes the following office and warehouse facilities:

		Square
Location	Purpose or Use	Feet	Status

Cypress, California	Corporate headquarters, warehouse, engineering, research and development	30,768	Leased, expires December 31, 2005

Twinsburg, Ohio	Consumer and customer call center	8,509	Leased, expires July 31,2005

Enschede, Netherlands	International headquarters and call center	18,292	Leased, expires September 1, 2007

In addition to the facilities listed above, Universal leases space in various international locations, primarily for use as sales offices. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 12” for additional information regarding Universal’s obligations under leases.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2000, the Company filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of the Company’s patents (Universal Electronics Inc. v. Universal Remote Control, Inc., Civil Action No. SACV 00- 1125 AHS (EEx)). The Company is seeking damages and injunctive relief. Universal Remote has answered the complaint and has denied infringement, and the Company is engaged in discovery.

On November 19, 2002, the Company filed suit against Intrigue Technologies, Inc., which was amended on February 13, 2004, alleging that Intrigue Technologies has infringed certain of the Company’s patents (Universal Electronics Inc. v. Intrigue Technologies, Inc., Civil Action No. SA02-1089GLT (ANX)). Intrigue Technologies has answered this complaint denying infringement. In addition, Intrigue Technologies has filed suit against the Company (Intrigue Technologies, Inc. v. Universal Electronics Inc., Case Number A3-02-124) seeking a judgment to declare certain of the Company’s patents invalid, unenforceable and void and also alleging that we have violated federal antitrust laws with respect to our patent enforcement. The Company has not yet answered this complaint; however, it intends to do so denying all of Intrigue Technologies’ material allegations. As of December 31 2003 and 2002, a loss contingency has not been recorded since management believes an unfavorable outcome for this matter is not probable.

On January 7, 2004, James D. Lyon, Trustee for the bankruptcy estate of Computrex, Inc. filed an action against the Company alleging that the Company received preferential treatment in connection with certain payments made on the Company’s behalf by Computrex. (Computrex, Inc. (Debtor) and James D. Lyon (Trustee for the bankruptcy estate of Computrex, Inc.) v. Universal Electronics Inc., Case No. 01-53755 Chapter 7, United States Bankruptcy Court, Eastern District of Kentucky, Lexington Division). The Company has not yet answered this complaint and will not need to do so as this action is currently in abeyance while the trustee appeals an adverse ruling against it in another matter having facts similar to those in the trustee’s action against the Company. If and when the Company is to answer, it intends to deny all of the material allegations made against the Company and defend this matter vigorously. . As of December 31 2003 and 2002, a loss contingency has not been recorded since management believes an unfavorable outcome for this matter is not probable.

There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. In addition, as is typical in our industry and to the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. In our opinion, final judgments, if any, which might be rendered against us in potential or pending litigation would not have a material adverse effect on our financial condition or results of operations. Moreover, we believe that our products do not infringe any third parties’ patent or other intellectual property rights.

We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Universal’s fiscal year through the solicitation of proxies or otherwise.

Executive Officers of the Registrant*

The following table sets forth certain information concerning the executive officers of Universal as of February 27, 2004:

Name	Age	Position

Paul D. Arling	41	Chairman of the Board and Chief Executive Officer
Robert P. Lilleness	37	President and Chief Operating Officer
Bernard J. Pitz	43	Senior Vice President, Chief Financial Officer, and Treasurer
J. Stewart Ames	45	Senior Vice President of Sales, Product Development and Marketing
Paul J.M. Bennett	48	Senior Vice President, Managing Director, Europe
Richard A. Firehammer, Jr.	46	Senior Vice President, General Counsel and Secretary

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Paul D. Arling is Chairman and Chief Executive Officer of Universal Electronics. He joined the Company in May 1996 as Chief Financial Officer and was named to the Company’s Board of Directors in August of 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October of 2000 and appointed as Chairman in July 2001. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wallcovering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.

Robert P. Lilleness joined Universal Electronics as President and Chief Operating Officer in May 2001. Prior to joining the Company, he served as Vice President of Product Management and Marketing at Trilogy Software Inc. from June 1998 to May 2001 (a privately held company that develops and markets e-business software). Before Trilogy, he worked for Microsoft Corporation (NASDAQ: MSFT) from February 1993 to May 1998, in a number of marketing, management and operational roles. Prior to working for Microsoft, he served as an auditor for Ernst and Young in Zurich, Switzerland. He received his undergraduate degree from the University of Puget Sound and holds an MBA from Harvard University.

Bernard J. Pitz joined Universal Electronics as Senior Vice President and Chief Financial Officer and Treasurer in November 2003. Prior to joining the Company, he served as Vice President of Finance for the worldwide frequency control business at Corning Incorporated. Prior to Corning, he spent 15 years at Motorola beginning in corporate audit and then progressing into positions of increasing responsibility in accounting and finance, including joint venture development in Latin America. While living in Beijing, China he served as the Senior Division Controller of the Greater China Cellular Subscriber Division. He started his career as an auditor for Touche Ross & Co. in Chicago, Illinois. He received his undergraduate degree in accounting from Northern Illinois University and has passed the CPA examination. He holds an MBA from the University of Chicago Graduate School of Business where he studied at both the Chicago campus and in Barcelona Spain.

J. Stewart Ames has been Senior Vice President of Sales and Marketing of Universal Electronics since January 1999. Prior to this position at Universal Electronics, he served as the Company’s Vice President of Cable Sales from June 1987 to January 1999, directing the United States based sales force in selling universal wireless control products to multiple system operators. Before joining Universal Electronics in January 1991, he worked for three years as Sales Manager for Calmold, (a plastic injection molder in Southern California), managing its sales force and selling injection molding capacity for three factories to a variety of OEM businesses. Prior to Calmold, he held sales and sales management positions at Spirol International, (a manufacturer of specialty metal fasteners, assembly equipment and metal stampings), over a period of seven years. He received a BS Degree in Biology from Bates College in Lewiston, Maine.

Paul J.M. Bennett has been Managing Director and a Senior Vice President, Managing Director, Europe of Universal Electronics since July 1996. Prior to joining the Company, he held various positions at Philips Consumer Electronics over a seven year period, first as Product Marketing Manager for the Accessories Product Group, initially set up to support Philip’s Audio division, and then as head of that division. He was educated at Terenure College and the College of Commerce in Dublin and completed his studies at University College, where he gained a Bachelor of Commerce Degree.

Richard A. Firehammer, Jr., Esq. has been a Senior Vice President of Universal Electronics since February 1999. He has been the Company’s General Counsel since October 1993 and Secretary since February 1994. He was the Company’s Vice President from May 1997 until August 1998. He was outside counsel to the Company from September 1998 until being rehired in February 1999. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm, Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He is admitted to the Bars in the State of Illinois and the State of Ohio. He is also a certified public accountant. He received a BS degree from Indiana University and a JD degree from Whittier College School of Law.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Universal’s common stock trades on the National Market of The NASDAQ Stock Market under the symbol UEIC.

The following table sets forth, for the periods indicated, the high and low reported sale prices for Universal’s common stock, as reported on the National Market of The NASDAQ Stock Market:

	2003		2002

	High	Low	High	Low

First Quarter	$10.7500	$9.0100	$16.7000	$13.9300
Second Quarter	14.2500	9.1500	18.2300	14.1500
Third Quarter	14.0000	11.0000	15.0800	8.8000
Fourth Quarter	13.8400	11.3000	10.4700	6.7300

Stockholders of record on February 27, 2004 numbered approximately 119. We have never paid cash dividends on our common stock, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business. In addition, the terms of our revolving credit facility limit our ability to pay cash dividends on our common stock. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 7.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Net sales	$120,468	$103,891	$119,030	$124,740	$105,091
Operating income	$8,573	$6,981	$16,009	$18,242	$12,968
Net income	$6,267	$5,939	$11,286	$11,601	$7,740
Earnings per share:
Basic	$0.46	$0.43	$0.82	$0.84	$0.58
Diluted	$0.45	$0.42	$0.78	$0.78	$0.55
Shares used in calculating earnings per share:
Basic	13,703	13,790	13,844	13,743	13,312
Diluted	14,007	14,163	14,523	14,941	14,126
Gross margin	38.4%	40.1%	41.2%	41.3%	41.3%
Operating margin	7.1%	6.7%	13.4%	14.6%	12.4%
Selling, general, administrative, research and development expenses as a % of sales	31.3%	33.4%	27.8%	26.7%	28.9%
Net income as a % of sales	5.2%	5.7%	9.5%	9.3%	7.4%
Return on average assets	5.5%	6.1%	12.0%	13.9%	11.5%
Working capital	$82,191	$71,457	$67,422	$58,323	$45,506
Ratio of current assets to current liabilities	3.7	5.3	5.5	3.5	4.0
Total assets	$126,167	$100,016	$94,705	$93,766	$73,751
Cash and cash equivalents	$58,481	$18,064	$14,170	$9,309	$13,286
Short-term investments	—	$22,500	$20,100	$11,500	—
Long-term debt	—	$41	$104	$163	$240
Stockholders’ equity	$95,171	$83,237	$79,702	$70,353	$58,511
Book value per share (a)	$6.89	$6.17	$5.78	$5.10	$4.28
Ratio of liabilities to liabilities and stockholders’ equity	24.6%	16.8%	15.8%	25.0%	20.7%

(a)	Book value per share is defined as stockholders’ equity divided by common shares outstanding.

A factor that affected the comparability of information between 2002 and 2001 was our implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002, which requires that goodwill no longer be amortized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal has developed a broad line of easy-to-use, pre-programmed universal wireless control products that are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retail, private label, OEMs, and cable and satellite service providers and to companies in the computing industry. Universal believes that its universal wireless controls can operate virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Beginning in 1986 and continuing today, Universal has compiled an extensive library of over 171,000 IR codes that cover nearly 141,000 individual device functions and over 2,100 individual consumer electronic equipment brand names. Universal’s library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices to ensure the accuracy and integrity of the database. Universal’s proprietary software and know-how permit IR codes to be compressed before being loaded into its products. This provides significant cost and space efficiencies that enable Universal to include more codes and features in the memory space of the wireless control device than are included in similarly priced products of competitors. Universal has developed a patented technology that provides the capability to easily upgrade the memory of the wireless control device by adding IR codes from its library that were not originally included.

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

Among the factors that could cause actual results to differ materially from those anticipated in these forward-looking statements are the following: the failure of our markets to continue growing and expanding in the manner we anticipate; the failure of our customers to grow and expand as we anticipate; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on the Company or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believe; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our realization of tax benefits from various tax projects initiated from time to time; the continued strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins throughout 2004 and beyond; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the continued growth of the digital market; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

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

Revenue recognition. We recognize revenue on the sale of products when title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. For the majority of our sales, recognition occurs when products are shipped. We also license our intellectual property (including our patented technologies) trade secrets, trademarks, and database of infrared codes. We record license revenue when our customers ship products incorporating our intellectual property, provided collection of such revenue is reasonably assured. In addition, we generate service revenues as a result of providing consumer support programs, through our call centers, to some of our customers. These service revenues are recognized when earned. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly estimate returns and sales allowances, revenue could be misstated.

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

Inventories. Inventories consist of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts (including integrated circuits) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of long-lived assets and other intangible assets. We assess the impairment of long-lived assets and other intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the assets or strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) a significant variance between our market capitalization relative to net book value. When we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, and based on the carrying value of the asset being less than the undiscounted cash flows, we measure an impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In assessing the recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded.

Goodwill. In accordance with SFAS No. 142, we ceased amortization on approximately $3.0 million of net unamortized goodwill beginning January 1, 2002. We recorded approximately $565,000 of amortization during 2001 and would have recorded approximately $565,000 of amortization during both 2003 and 2002. We performed an initial impairment review of our goodwill on January 1, 2002; conducted annual impairment reviews as of

December 31, 2003 and 2002 and will perform an annual review in subsequent years. In performing the initial impairment review, we identified our reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit’s carrying amount. Based on this analysis, we determined that each reporting unit’s fair value exceeded its carrying amount, and therefore concluded that there was no indication of a transitional impairment loss.

Income Taxes. As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, we provide for deferred tax liabilities when we believe such liabilities are reasonably expected to occur. Actual results could differ from our estimates.

Results of Operations

The following table sets forth the statement of operations data of Universal expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

Net sales	100.0%	100.00%	100.00%
Cost of sales	61.6	59.9	58.8

Gross profit	38.4	40.1	41.2
Research and development expenses	3.9	4.3	3.5
Selling, general and administrative expenses	27.4	29.1	24.2

Operating income	7.1	6.7	13.4
Interest income	(0.5)	(0.6)	(0.8)
Other income, net	(0.3)	(0.2)	(0.2)

Income before income taxes	7.9	7.5	14.4
Provision for income taxes	2.7	1.8	4.9
Net income	5.2%	5.7%	9.5%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales for the twelve months ended December 31, 2003 were $120.5 million, an increase of 16% over the net sales of $103.9 million for the same period last year. Net income for 2003 was $6.3 million or $0.46 per share (basic) and $0.45 per share (diluted) compared to $5.9 million or $0.43 per share (basic) and $0.42 per share (diluted) for 2002.

Net sales in our technology lines (subscription broadcasting, OEM and private label) increased by $3.8 million, or 5.1%, to $79.0 million in 2003 from $75.2 million in 2002. Net sales to subscription broadcasting service providers and OEMs increased by $3.6 million, or 5.6%, to $68.0 million in 2003 from $64.4 million in 2002. Direct and OEM sales to subscription broadcasting service providers in the United States and in Europe, where additional geographic penetration was achieved, accounted for a significant portion of the increase. Private label sales increased by $2.1 million, or 29.9%, to $9.3 million in 2003 from $7.2 million in 2002 due to the success of the Kameleon product line which was introduced in late 2002. Net sales in the technology lines were approximately 65.6% of net sales in 2003 compared to 72.4% in 2002.

Net sales from the retail lines (One For All® international retail and direct import) increased $12.8 million, or 44.5%, to $41.5 million in 2003 from $28.6 million in 2002. Of this increase, the One For All® international retail sales increased $9.3 million, or 34.2%, to $36.6 million in 2003 from $27.3 million in 2002. Reasons for the increase included Sky branded retail products sold in the U.K., Kameleon sales (particularly in Germany and Spain) and appreciation of the Euro relative to the U.S. dollar. United States direct import licensing and product revenues increased by $3.4 million or 248.8% to $4.8 million in 2003 from $1.4 million in 2002 due to the success of the Kameleon product line which was introduced into this channel in early 2003. Net sales in the retail lines accounted for approximately 34.4% of total 2003 net sales compared to 27.6% in 2002.

Gross profit was $46.3 million or 38.4% of net sales in 2003 as compared to $41.7 million or 40.1% of net sales in 2002. Gross profit as a percent of sales in 2003 was lower primarily due to price pressure in the subscription broadcasting service line, which resulted from consolidation within the industry. Other factors contributing to the decline in the gross profit percentage included changes in mix and inventory write-downs which included $0.4 million related to the Mosaic product line in the fourth quarter of 2003.

Research and development expenses increased to $4.7 million in 2003 from $4.5 million in 2002, primarily due to general cost increases. Resources have been realigned from core technology to advanced technology products, thus allowing a greater investment in future products while holding overall expenses relatively constant. Total research and development expenditures are expected to increase more significantly in 2004.

Selling, general and administrative expenses increased to $33.0 million in 2003 from $30.2 million in 2002. Of this increase, $1.3 million was attributable to increased employee bonuses. Other increases were related to the appreciation of the Euro relative to the U.S. dollar and costs associated with changes in staffing such as, severance, recruiting, and relocation. Selling, general and administrative expenses are expected to increase in 2004 as a result of the cost of compliance with the Sarbanes-Oxley requirements.

Other income, net increased to $0.3 million in 2003 from $0.2 million in 2002. The increase was attributable to an increase in the gain on foreign currency transactions of $0.3 million offset by a patent settlement of $0.2 million that occurred in 2002.

Income tax expense increased to $3.2 million in 2003 from $1.9 million in 2002. The increase in the effective tax rate to 34% in 2003 from 24% in 2002 is primarily related to a decrease in research and development credits in 2003 as compared to 2002.

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

Delivery and freight expenses increased $1.1 million, from $2.2 million in 2001 to $3.3 million in 2002, as a result of increased air shipments as well as increased fees and surcharges as a result of the port shutdowns in the western United States. Professional service fees increased from $1.0 million in 2001 to $1.5 million in 2002 due to an increase in fees for various tax planning projects. As a percentage of net sales, selling, general and administrative expense was 33.3% in 2002 compared to 27.8% in 2001.

Interest income decreased by $392,000 in 2002 to $595,000 as compared to $987,000 in 2001 due to a decrease in interest earned on cash balances and short-term investments in 2002.

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

Liquidity and Capital Resources

Our principal sources of funds are from operations and bank credit facilities. Cash provided by operating activities for 2003 was $19.2 million as compared to $16.2 million in 2002. The increase in cash flow is primarily due to an increase in accounts payable.

In September, 2003, we terminated our $15,000,000 unsecured revolving credit agreement with Bank of America National Trust and Savings Association. On September 15, 2003, we entered into a three-year $15,000,000 unsecured revolving credit agreement (the “Agreement”) with Comerica Bank (“Comerica”). Under the Agreement with Comerica, the interest payable is variable and is based on either the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2003 using the LIBOR Rate option plus a fixed margin of 1.25% was 2.37%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Agreement, dividend payments are allowed up to 100% of net income of the prior fiscal year period to be paid within 90 days of such prior year, and we are subject to certain financial covenants related to the Company’s net worth, quick ratio, and net income. We have authority under this credit facility to acquire up to 1,500,000 shares of our common stock in market purchases. Between the date of execution of the credit agreement and December 31, 2003, 45,736 shares of our common stock have been purchased. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. As of December 31, 2003, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of December 31, 2003, we are in compliance with all financial covenants required by the agreement.

In addition to the 84,437 shares of our common stock purchased during 2003 at a cost of $963,168, we purchased 584,845 and 301,600 shares of common stock in open market purchases in 2002 and 2001, respectively, at a cost of $5,273,611 and $4,428,771. We hold shares purchased on the open market as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.

During 2003, we received proceeds of approximately $3,343,000 from the exercise of stock options granted to our employees, as compared to approximately $1,334,000 and $1,750,000 during 2002 and 2001, respectively.

Capital expenditures in 2003, 2002, and 2001 were $2.5 million, $2.6 million and $2.1 million, respectively. Annual capital expenditures relate primarily to acquiring product tooling each year.

During the second quarter of 2002, we completed an acquisition of certain multimedia protocol technologies from a software development company for $780,000. These technologies enable custom wireless control solutions for home entertainment hardware and software applications.

Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2003, we had $82.2 million of working capital as compared to $71.5 at December 31, 2002. The increase in working capital during these periods is principally due to increases in cash.

The following summarizes our obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Payments Due by Period
December 31, 2003
(In thousands)		Less than	1 — 3	4 — 5	After
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,357	1,408	1,552	367	29
Purchase Obligations	—	—	—	—	—
Other Obligations	—	—	—	—	—

Total	$3,357	$1,408	$1,552	$367	$29

The Company has bank guarantees totaling approximately $510,000 that provide for payment by the bank to the Company’s suppliers in the event of non-payment for transactions in the ordinary course of business.

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements-Note 18” for additional information regarding related party transactions.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facility will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2004; however, there can be no assurance that this will occur.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 affects leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees must be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The adoption of FIN No. 45 did not have a material effect on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46R with respect to SPEs did not have a material effect on our financial position or results of operations, and we do not expect the adoption of the provisions for non-SPEs to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds portions of its previously existing revenue recognition guidance in order to make it consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The adoption of SAB No. 104 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. During 2003, we had sales to one customer that amounted to more than ten percent of our net sales for the year. The future loss of that customer or any other key customer, either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.

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

Patents, Trademarks, and Copyrights

The procedures by which Universal identifies, documents, and files for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will issue, or if issued, will deliver any lasting value to Universal. There is no assurance that the rights granted under any patent will provide competitive advantages to Universal, or will be adequate to safeguard and maintain Universal’s proprietary rights. Moreover, the laws of certain countries in which Universal’s products are or may be manufactured or sold may not protect such products and intellectual property rights to the same extent as the U.S. legal system.

In Universal’s opinion, the engineering, production, and marketing skills and experience of its personnel are of equal importance to its market positions as are its intellectual property holdings. Universal further believes that none of its businesses is dependent to any material extent upon any single patent, copyright, trademark, or trade secret.

Some of Universal’s products include or use technology and/or components of third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, Universal believes that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of Universal’s products and business methods may unknowingly infringe patents of others.

Potential for Litigation

As is typical in our industry and the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. At the present time, we have filed two lawsuits against third parties. In these actions, we are seeking money damages and injunctive relief for infringement of certain of our intellectual property. In one of these actions, the third party has filed a counterclaim against us seeking a declaration that certain of our patents are invalid and unenforceable. It is our opinion that our patents are valid and enforceable and we intend to defend against such counterclaim vigorously. In addition, there is one action pending against us in which a trustee for the bankruptcy estate of a former service provider has alleged that we received preferential treatment in connection with certain payments made on our behalf by the service provider. We disagree with these allegations and intend to vigorously defend ourselves against these allegations. While it is our opinion that our products do not infringe any third party’s patent or other intellectual property rights or that we received preferential treatment, the costs associated with defending or pursuing any such claims or litigation, including the matters discussed in this Annual Report on Form 10-K, could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations and cash flows..

Effects on Universal Due to International Operations

The risks of doing business in developing countries and economically volatile areas could adversely affect our sales, operations, earnings, and cash flows due to a variety of factors, including:

•	changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

•	currency fluctuations affecting sales, particularly in the British Pound and the Euro, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	currency fluctuations affecting costs, particularly the Euro and the Chinese Yuan, which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry; and;

•	natural and medical disasters.

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on our business and financial results. The global economy remains uncertain. As a result, individuals and companies may delay or reduce expenditures. Weak global economic conditions and/or softness in the consumer and telecommunications sector could result in lower demand for our products, resulting in lower sales, earnings, and cash flows.

Terrorist acts of war (wherever located around the world) may cause damage or disruption to the Company, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs, and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent terrorist attacks in Iraq and other countries have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts or acts of war, including the ongoing military operations in Iraq, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. In addition, as a multi-national company, actions against or by the United States may impact our business. We are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war.

Increased Regulation

Increased regulation, such as Sarbanes-Oxley, may require significant expenditures to ensure compliance with documentation and verification requirements.

Outlook

Our focus is to build the technology and products that make the consumer’s interaction with devices and content within their home easier and more enjoyable. The pace of change in the home is increasing. The growth of new devices, such as DVD players, PVR/DVR technologies and home theater solutions, to name a few, has transformed the entertainment center of the home into an increasingly complex challenge for the consumer. The more recent introduction, and projected growth, of digital media technologies in consumers’ lives will increase this complexity further. We have set out to build the interface for the connected home, building a bridge between the home devices of today to the networked home of the future. We intend to invest in new products and technology, particularly in the connected home space, which will expand our business beyond control of devices to the control of and access to content, such as digital media, to enrich the entertainment experience.

We will continue to enhance our leadership position in our core business by developing custom products for our subscription broadcast and OEM customers, growing our capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies, and developing new platform products. We are also developing new ways to enhance remote controls and other accessory products.

During 2003, we continued to introduce new products featuring our Kameleon interface technology, a revolutionary display technology that provides ease of use by illuminating only active keys needed to control each entertainment device. We also continued development of our Nevo technology, an embedded solution that transforms an electronic display (such as HP’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. During 2004, we will continue to seek ways to integrate these platform technologies into other forms and devices.

We will seek ways to increase our customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and One For All international retail. We will continue to work on building stronger existing relationships by working with customers to understand how to make the consumers interaction with products and services within the home easier and more enjoyable We intend to invest in new products and technology to meet our customer needs now and into the future.

In 2004, we will evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines as well as in the networked home marketplace. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and generally based on either the bank’s cost of funds, or the LIBOR rate, and is affected by changes in market interest rates. At December 31, 2003, we had no borrowings on our credit line. The interest rate in effect on the credit line using the bank’s cost of funds rate as the base as of December 31, 2003 was 2.37%. At December 31, 2003 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in local currencies exchange rates relative to the U.S. Dollar may positively or negatively affect our sales, gross margins and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. We entered into no foreign currency forward exchange contracts during the year ended December 31, 2003. However, we did purchase foreign currency exchange contracts with option-based arrangements and contract terms normally lasting less than 6 months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at December 31, 2003, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect. Because of the foregoing factors (Factors That May Affect Financial Condition and Future Results and Quantitative and Qualitative Disclosures About Market Risk), as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Universal Electronics Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortization of its goodwill as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 9, 2004

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$58,481,227	$18,064,195
Short-term investments	—	22,500,000
Accounts receivable, net	30,500,441	25,876,938
Inventories, net	19,386,277	16,476,206
Prepaid expenses and other current assets	1,108,331	1,122,673
Deferred income taxes	2,543,965	1,919,971
Income tax receivable	1,166,577	2,234,358

Total current assets	113,186,818	88,194,341
Equipment, furniture and fixtures, net	3,474,590	3,382,969
Intangible assets, net	3,431,040	3,681,868
Goodwill	3,347,968	2,961,327
Other assets	1,444,541	738,491
Deferred income taxes	1,282,035	1,056,639

Total assets	$126,166,992	$100,015,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,753,888	$7,795,220
Accrued income taxes	4,503,926	2,406,893
Accrued compensation	2,923,137	1,253,039
Other accrued expenses	9,815,353	5,282,229

Total current liabilities	30,996,304	16,737,381
Note payable	—	41,414

Total liabilities	30,996,304	16,778,795

Commitments and contingencies (Notes 12 and 19)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,404,485 and 16,001,206 shares issued at December 31, 2003 and 2002, respectively	164,067	160,012
Paid-in capital	75,804,997	71,322,177
Accumulated other comprehensive income (loss)	298,212	(1,740,082)
Retained earnings	36,179,238	29,912,423
Deferred stock-based compensation	(42,012)	(147,044)

	112,404,502	99,507,486
Less cost of common stock in treasury, 2,598,670 and 2,521,313 shares at December 31, 2003 and 2002, respectively	(17,233,814)	(16,270,646)

Total stockholders’ equity	95,170,688	83,236,840

Total liabilities and stockholders’ equity	$126,166,992	$100,015,635

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,

	2003	2002	2001

Net sales	$120,467,786	$103,890,728	$119,029,715
Cost of sales	74,168,285	62,235,709	69,956,570

Gross profit	46,299,501	41,655,019	49,073,145
Research and development expenses	4,699,626	4,450,626	4,200,006
Selling, general and administrative expenses	33,026,393	30,223,709	28,864,598

Operating income	8,573,482	6,980,684	16,008,541
Interest income	583,533	594,879	987,114
Other income, net	338,159	239,243	147,309

Income before income taxes	9,495,174	7,814,806	17,142,964
Provision for income taxes	(3,228,359)	(1,875,553)	(5,857,186)

Net income	$6,266,815	$5,939,253	$11,285,778

Earnings per share:
Basic	$0.46	$0.43	$0.82

Diluted	$0.45	$0.42	$0.78

Shares used in computing earnings per share:
Basic	13,702,504	13,789,716	13,844,391

Diluted	14,007,094	14,162,887	14,523,140

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Common Stock in			Other		Deferred
	Common Stock Issued		Treasury		Paid-in	Comprehensive	Retained	Stock-Based
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Compensation	Totals

Balance at December 31, 2000	15,429,584	154,296	(1,647,892)	(6,690,207)	64,937,078	(705,957)	12,687,392	(29,260)	70,353,342

Comprehensive income:
Net income							11,285,778		11,285,778
Currency translation adjustment						(1,098,713)			(1,098,713)

Total comprehensive income									10,187,065
Shares issued for employee retirement plan	17,617	176			314,558				314,734
Purchase of treasury shares			(301,600)	(4,428,771)					(4,428,771)
Stock options exercised	284,497	2,845			1,746,707				1,749,552
Shares issued to Directors			6,188	27,779	82,239				110,018
Restricted stock grants	(1,770)	(18)		118,378	165,034			(278,833)	4,561
Income tax benefit related to the exercise of non-qualified stock options					1,411,730				1,411,730

Balance at December 31, 2001	15,729,928	157,299	(1,943,304)	(10,972,821)	68,657,346	(1,804,670)	23,973,170	(308,093)	79,702,231

Comprehensive income:
Net income							5,939,253		5,939,253
Currency translation adjustment						64,588			64,588

Total comprehensive income									6,003,841
Shares issued for employee retirement plan	28,139	281			362,637				362,918
Purchase of treasury shares			(584,845)	(5,273,611)					(5,273,611)
Stock options exercised	243,139	2,432			1,331,818				1,334,250
Shares issued to Directors			6,836					98,030	98,030
Forfeited Restricted stock grants				(24,214)	(38,805)			63,019	—
Income tax benefit related to the exercise of non-qualified stock options					1,009,181				1,009,181
Balance at December 31, 2002	16,001,206	160,012	(2,521,313)	(16,270,646)	71,322,177	(1,740,082)	29,912,423	(147,044)	83,236,840

Comprehensive income:
Net income							6,266,815		6,266,815
Currency translation adjustment						2,038,294			2,038,294

Total comprehensive income									8,305,109
Shares issued for employee retirement plan	32,807	328			359,858				360,186
Purchase of treasury shares			(84,437)	(963,168)					(963,168)
Stock options exercised	370,472	3,727			3,339,021				3,342,748
Shares issued to Directors			7,080					105,032	105,032
Stock-based compensation					341,382				341,282
Income tax benefit related to the exercise of non-qualified stock options					442,659				442,659

Balance at December 31, 2003	16,404,485	$164,067	(2,598,670)	$(17,233,814)	$75,804,997	$298,212	$36,179,238	$(42,012)	$95,170,688

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Cash provided by operating activities:
Net income	$6,266,815	$5,939,253	$11,285,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,357,748	3,702,248	4,100,190
Provision for doubtful accounts	76,420	886,332	178,460
Deferred income taxes	(849,390)	698,726	(193,786)
Tax benefit from exercise of stock options	442,659	1,009,181	1,411,730
Employee benefit plan	360,186	362,918	314,734
Non-cash stock-based compensation	341,282	—	—
Directors compensation	105,032	98,030	110,018
Other	(3,214)	(10,831)	4,561
Changes in operating assets and liabilities:
Accounts receivable	(828,914)	4,059,104	8,530,328
Inventory	(3,339,765)	223,288	2,150,243
Prepaid expenses and other assets	(657,544)	(249,792)	(119,347)
Accounts payable and accrued expenses	11,006,067	(257,007)	(5,507,720)
Accrued income and other taxes	2,967,405	(292,604)	(2,546,057)

Net cash provided by operating activities	19,244,787	16,168,846	19,719,132

Cash provided by (used for) investing activities:
Acquisition of equipment, furniture and fixtures	(2,470,170)	(2,124,474)	(2,565,420)
Payments for businesses acquired	—	(132,000)	(143,000)
Acquisition of intangible assets	(847,623)	(1,102,868)	(173,061)
Payments for patents	—	(580,026)	(458,780)
Purchases of short-term investments	(22,000,000)	(14,700,000)	(15,600,000)
Sale of short-term investments	44,500,000	12,300,000	7,000,000

Net cash provided by (used for) investing activities	19,182,207	(6,339,368)	(11,940,261)

Cash provided by (used for) financing activities:
Payments on note payable	(41,414)	(62,700)	(50,421)
Proceeds from stock options exercised	3,342,748	1,334,250	1,749,552
Treasury stock purchased	(963,168)	(5,273,611)	(4,428,771)

Net cash provided by (used for) financing activities	2,338,166	(4,002,061)	(2,729,640)
Effect of exchange rate changes on cash	(348,128)	(1,933,625)	(187,544)

Net increase in cash and cash equivalents	40,417,032	3,893,792	4,861,687
Cash and cash equivalents at beginning of year	18,064,195	14,170,403	9,308,716

Cash and cash equivalents at end of year	$58,481,227	$18,064,195	$14,170,403

Supplemental Cash Flow Information — Income taxes paid were $1,145,973, $1,492,108 and $7,801,643 in 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Universal Electronics Inc. (the “Company”) builds and markets pre-programmed, easy-to-use wireless control devices and chips principally for home entertainment equipment and the subscription broadcasting market. The Company also develops wireless control interface software for electronic display devices. The Company’s product lines include wireless interface technologies, such as combination keyboard/remotes and touch-screen remotes. The Company licenses its patented technologies and database of infrared (“IR”) codes to companies selling into the cable and satellite industries and to original equipment manufacturers (“OEMs”). The Company also sells its universal wireless control products to distributors and retailers in Europe, Asia, Latin America, South Africa, Australia, New Zealand, the Middle East, and Mexico under the One For All® brand name. Call center support services are also offered to Universal’s customers.

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

The Company maintains allowances for doubtful accounts. The allowance for doubtful accounts includes estimated losses resulting from the inability of its customers to make required payments. Management specifically analyzes accounts receivables and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts.

Foreign Currency Translation and Foreign Currency Transactions

Financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Transaction gains and losses generated by the effect of changes in foreign exchange rates on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable Company entity are recorded currently in other income/expense. The portions of inter-company accounts receivable and accounts payable that are not intended for settlement are translated as described in the preceding paragraph.

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less.

Investments

The Company accounts for its investments in accordance with Statements of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments include auction rate notes and bonds with original maturities ranging from 25 to 35 years. The interest rates on the auction rate securities are reset every 28 to 35 days through an auction facilitated by a registered broker-dealer. The interest is credited to the Company’s account immediately prior to the reset date; accordingly, unrealized gains or losses are insignificant. The Company’s investments are classified as available-for-sale and are recorded at fair value, which approximates their cost. The Company’s available-for-sale investments are classified as short-term investments in the consolidated balance sheets as the Company intends to sell these securities as necessary to meet its liquidity requirements. The cost of securities sold is determined based on specific identification. Such investments total $0 and $22,500,000 at December 31, 2003 and 2002, respectively, and are included in short-term investments in the accompanying balance sheets.

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

The Company carries inventory in amounts necessary to satisfy certain of its customers’ inventory requirements on a timely basis. New product innovations and technological advances may shorten a given product’s life cycle. Management continually monitors the inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand. Inventory write-downs in 2003 totaled approximately $1.8 million, with approximately $0.4 million recorded in the fourth quarter.

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

Goodwill

Goodwill represents the excess of the purchase price for business acquisitions over the indentified intangible assets and net assets acquired. In accordance with SFAS No. 142, we ceased amortization on approximately $3.0 million of net unamortized goodwill beginning January 1, 2002. We recorded approximately $565,000 of amortization during 2001 and would have recorded approximately $565,000 of amortization during both 2003 and 2002. We performed an initial impairment review of our goodwill on January 1, 2002; conducted annual impairment reviews as of December 31, 2003 and 2002 and will perform an annual review in subsequent years. In performing the initial impairment review, we identified our reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit’s carrying amount. Based on this analysis, we determined that each reporting unit’s fair value exceeded its carrying amount, and therefore concluded that there was no indication of a transitional impairment loss.

For the year ended December 31, 2001, the Company applied the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed of” to evaluate the recoverability of goodwill.

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

Research and Development and Capitalized Software Costs

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs incurred internally in creating a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product. Research and development include costs such as salaries and employee benefits, supplies and materials. The Company has determined that technological feasibility for its products is reached when a working model is completed. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers and is then amortized using (i) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues from that product or (ii) the straight-line method over the remaining estimated economic life of the product, whichever is greater. Capitalized software costs are stated at cost, net of accumulated amortization. The Company capitalized $0 and $321,484 for the years ended December 31, 2003 and 2002, respectively, and amortized $90,000 and $52,500 in the years ended December 31, 2003 and 2002, respectively. The amortization period for capitalized software costs is 5 years.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,105,916, $1,319,653 and $1,470,141, for the years ended December 31, 2003, 2002 and 2001, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs in selling, general and administrative expenses. Shipping and handling costs amounted to $3,917,665, $3,525,127 and $2,292,690 for the years ended December 31, 2003, 2002 and 2001, respectively. Amounts charged to customers are included in net revenues.

Derivatives

The Company enters into foreign currency exchange contracts with option-based arrangements and contract terms normally lasting less than six months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound. The Company does not enter into financial instruments for speculation or trading purposes. The Company had no foreign currency exchange contracts or other derivatives outstanding at December 31, 2003 and 2002.

During 2003 we periodically invested in 30 day Dual Currency Deposits which required us to convert the invested amount to another currency at end of the contract period in the event certain changes occurred in foreign currency exchange rates. No such investments were outstanding as of December 31, 2003.

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value on the date of the grant. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company adopted the disclosure requirements of this Statement.

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

	Year Ended December 31,

	2003	2002	2001

Net income
As reported	$6,266,815	$5,939,253	$11,285,778
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,993,608)	(3,281,112)	(2,370,212)

Pro forma	$3,273,207	$2,658,141	$8,915,566

Basic earnings per share:
As reported	$0.46	$0.43	$0.82
Pro forma	$0.24	$0.19	$0.64
Diluted earnings per share:
As reported	$0.45	$0.42	$0.78
Pro forma	$0.23	$0.19	$0.61

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 2003, 2002, and 2001, respectively: risk-free interest rate of approximately 3.00%, 3.64%, and 4.85%; expected volatility of approximately 62.95%, 66.34%, and 63.06%; expected life of five years for 2003, 2002 and 2001; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted in 2003, 2002 and 2001 were $5.87, $7.14 and $10.43, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation utilized in the year ended December 31, 2003.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 affects leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees must be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No, 00-21 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46R with respect to SPEs did not have a material effect on our financial position or results of operations, and we do not expect the adoption of the provisions for non-SPEs to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds portions of its previously existing revenue recognition guidance in order to make it consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The adoption of SAB No. 104 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3 — Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” As discussed in Note 2, the Company adopted SFAS No. 142 effective January 1, 2002.

The Company operates in a single industry segment. The Company separately monitors the financial performance of its domestic and international operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers its domestic and international operations as its reporting units for the assignment of goodwill. Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000. Goodwill information for each reporting unit is as follows (in thousands):

	December 31, 2003	December 31, 2002

United States	$1,191	$1,191
International	2,157	1,770

Total Goodwill	$3,348	$2,961

The increase in international goodwill is due to currency translation adjustments.

The following table shows, on an as adjusted basis, what net income and earnings per share would have been if SFAS No. 142 had been applied beginning January 1, 2001 (in thousands):

Year Ended December 31,
2001

Net income, as reported	$11,286
Add back: goodwill amortization, net of tax effect	388

As adjusted, net income	$11,674

Basic earnings per share, as reported	$0.82
Add back: goodwill amortization, net of tax effect	0.02

As adjusted, basic earnings per share	$0.84

Diluted earnings per share, as reported	$0.78
Add back: goodwill amortization, net of tax effect	0.02

As adjusted, diluted earnings per share	$0.80

Information regarding the Company’s other acquired intangible assets and patents are as follows (in thousands):

	December 31, 2003	December 31, 2002

Carrying amount:
Distribution rights	$2,597	$2,597
Patents	3,294	2,636
Trademark	538	348
Technology	1,285	1,285
Other	1,048	1,048

Total carrying amount	$8,762	$7,914

Accumulated amortization:
Distribution rights	$2,562	$2,134
Patents	1,228	951
Trademark	100	77
Technology	416	170
Other	1,025	900

Total accumulated amortization	$5,331	$4,232

Net carrying amount:
Distribution rights	$35	$463
Patents	2,066	1,685
Trademark	438	271
Technology	869	1,115
Other	23	148

Total net carrying amount	$3,431	$3,682

Amortization expense for 2003, 2002 and 2001 amounted to approximately $0.9 million, $1.1 million and $1.4 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ended December 31 will be as follows (in thousands):

2004	$659
2005	624
2006	624
2007	624
2008	624

Note 4 — Accounts Receivable

Accounts receivable consist of the following:

	December 31,

	2003	2002

Accounts receivable, gross	$34,278,539	$28,481,871
Allowances	(3,778,098)	(2,604,933)

Accounts Receivable, net	$30,500,441	$25,876,938

Note 5 — Inventories

Inventories consist of the following:

	December 31,

	2003	2002

Components	$7,592,681	$7,950,040
Finished goods	11,793,596	8,526,166

Inventory, net	$19,386,277	$16,476,206

Note 6 — Equipment, Furniture and Fixtures

Equipment, furniture and fixtures consist of the following:

	December 31,

	2003	2002

Tooling	$7,664,091	$6,039,332
Equipment	6,298,838	5,697,916
Furniture and fixtures	1,201,868	1,143,719
Leasehold improvements	990,885	1,277,121

	16,155,682	14,158,088
Accumulated depreciation	(12,681,092)	(10,775,119)

Equipment, furniture and fixtures, net	$3,474,590	$3,382,969

Depreciation expense was $2,378,549, $2,569,033 and $2,663,791, for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 7 — Revolving Credit Line

On September 2, 2003, the Company terminated a $15,000,000 unsecured revolving credit agreement with Bank of America National Trust and Savings Association. On September 15, 2003, the Company entered into a three-year $15,000,000 unsecured revolving credit agreement (the “Agreement”) with Comerica Bank (“Comerica”). Under the Agreement with Comerica, the interest payable is variable and is based on either the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2003 using the LIBOR Rate option plus a fixed margin of 1.25% was 2.37%. The Company pays a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Agreement, dividend payments are allowed up to 100% of net income of the prior fiscal year period to be paid within 90 days of such prior year, and the Company is subject to certain financial covenants related to the Company’s net worth, quick ratio, and net income. The Company has authority under this credit facility to acquire up to 1,500,000 shares of its common stock in market purchases. As of December 31, 2003, 1,454,264 remained available for purchase. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. No borrowings under the credit lines occurred during 2002 or 2003. As of December 31, 2003, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of December 31, 2003, we are in compliance with all financial covenants required by the Agreement. No interest was paid for the years ended December 31, 2003 or 2002.

Note 8 — Financial Instruments

The Company’s financial instruments consist primarily of investments in cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value because of their short maturity.

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

Treasury Stock

During 2003, 2002 and 2001, 84,437, 584,845 and 301,600 shares of common stock were purchased by the Company on the open market at a cost of $963,168, $5,273,611 and $4,428,771, respectively. These shares are recorded as shares held in treasury at cost. The shares will generally be held by the Company for future use as management and the Board of Directors deem appropriate. In addition, some of these shares will be used by the Company to compensate the outside directors of the Company. During 2003, 2002 and 2001, 7,080, 6,836 and 6,188 shares, respectively, were issued to the outside directors.

Restricted Stock Awards

On July 11, 2001, as compensation for the outside directors for the three year period commencing July 1, 2001, the Company granted each director restricted shares with a fair market value equivalent to approximately $84,000. These restricted shares have been recorded in a separate component of stockholders’ equity and are being amortized over their three-year vesting period. Each calendar quarter, 1/12 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense amounted to $105,032, $98,030 and $110,018 in 2003, 2002 and 2001, respectively.

During the year ended December 31, 1999, a total of 7,950 restricted shares of the Company’s common stock were reserved for issuance to certain employees. The restricted shares vest over a two-year period and had a market value of $107,713 at the award date. These awards have been recorded in a separate component of stockholders’ equity. The carrying value of the restricted stock grants was amortized over the two-year vesting period and has been fully amortized as of December 31, 2001. Amortization expense amounted to $29,260 in 2001.

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

2003 Stock Incentive Plan

On June 18, 2003, the 2003 Nonqualified Stock Plan (“2003 Plan”) was approved. Under the 2003 Plan, 1,000,000 shares of common stock are available for distribution to the Company’s key officers and employees. The 2003 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through June 17, 2013, unless otherwise terminated by resolution of the Company’s Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 2003 Plan.

Vesting periods for the above referenced stock incentive plans range from three to four years.

The following table summarizes the changes in the number of shares of common stock under option:

	2003		2002		2001

	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding at beginning of year	2,976	$12.00	2,260	$11.28	2,455	$10.29
Granted	119	10.60	998	12.14	153	18.08
Exercised	(370)	8.96	(243)	5.49	(284)	6.15
Expired and/or forfeited	(63)	13.92	(39)	14.17	(64)	13.79

Outstanding at end of year	2,662	$12.32	2,976	$12.00	2,260	$11.28

Options exercisable at year-end	1,668		1,502		1,076

Significant option groups outstanding at December 31, 2003 and related weighted average price and life information are as follows:

	Options Outstanding				Options Exercisable

	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Range of	Outstanding	Remaining Years of	Exercise	Exercisable	Exercise
Exercise Prices	At 12/31/03	Contractual Life	Price	At 12/31/03	Price

$2.16 to $7.50	500	4.7	$6.11	500	$6.11
8.45 to 10.53	570	8.9	8.68	125	8.51
11.02 to 14.71	569	6.0	11.10	531	11.04
15.20 to 22.78	1,023	7.3	18.06	512	18.92

$2.16 to $22.78	2,662	6.9	$12.32	1,668	$11.79

During 2003, common stock options were modified for two employees as part of severance agreements. The total number of options modified was 92,647, which resulted in new measurement dates. The difference between the exercise price and the fair value of the common stock on the new measurement dates for the options totaled $341,282. As a result, $341,282 was charged to non-cash stock-based compensation.

Note 11 — Significant Customers and Suppliers

One significant customer, with purchases of $18.1 million and $15.9 million, accounted for 15.0% and 15.3%, respectively of total 2003 and 2002 revenues. Trade receivables with this customer amounted to $2.7 million and $2.9 million or 9.0% and 11.2%, respectively of the total trade receivables at December 31, 2003 and 2002. During 2001, there were no customers with individual purchases exceeding 10% of total Company sales.

Trade receivables subject the Company to a concentration of credit risk. The risk is mitigated due to the large number of customers comprising the Company’s customer base, the relative size and strength of most of the Company’s customers and the Company’s performance of ongoing credit evaluations.

The Company utilizes third-party manufacturers in Asia, Mexico and the United States to produce its wireless control products. Purchases with three major suppliers amounted to $13.4 million, $10.7 million and $6.9 million representing 19.7%, 15.6% and 10.1%, respectively of total inventory purchases in 2003. Purchases with two major suppliers amounted to $7.3 million and $9.4 million representing 11.7% and 15.2%, respectively, of total inventory purchases during 2002. Accounts payable with the previously mentioned three suppliers amounted to $940,000, $3,587,000 and $679,000 representing 6.8%, 26.1% and 4.9% of the total accounts payable at December 31, 2003. Additionally, there was one supplier with accounts payable of $1.7 million or 12.0% of the total accounts payable at December 31, 2003. Accounts payable with the previously mentioned two suppliers amounted to $758,000 and $796,000 or 9.7% and 10.2%, respectively, of the total accounts payable at December 31, 2002. Purchases with three major suppliers amounted to $10.5 million, $8.6 million and $10.9 million representing 15.0%, 12.3% and 15.7%, respectively, of total inventory purchases during 2001.

Note 12 — Leases

The Company leases office and warehouse space and certain office equipment under operating leases that expire at various dates through December 31, 2009. Rental expense under operating leases was $1,578,643, $1,211,852 and $1,010,896 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following summarizes future minimum non-cancelable operating lease payments with initial terms greater than one year at December 31, 2003:

Amount

Year ending December 31:
2004	$1,408,094
2005	1,047,087
2006	505,343
2007	324,597
2008	42,560
thereafter	29,378

Total lease commitments	$3,357,059

Note 13 — Employee Benefit Plans

The Company maintains a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of its domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. The Company matches 50% of the participants’ contributions in the form of newly issued shares of common stock of the Company. The expense recorded for the years ended December 31, 2003, 2002 and 2001 amounted to $390,087, $384,329 and $283,352, respectively.

Note 14 — Other Income, Net

“Other income, net” in the Consolidated Income Statements consisted of the following:

	Year Ended December 31,

	2003	2002	2001

Net gain on foreign exchange transactions	$343,804	$93,740	$113,946
Patent settlements	—	162,964	—
Other	(5,645)	(17,461)	33,363

Total	$338,159	$239,243	$147,309

During 2002, the Company settled patent infringement suits resulting in payments totaling $162,964.

Note 15 — Income Taxes

In 2003, 2002, and 2001, pretax income was attributed to the following jurisdictions:

	Year Ended December 31,

	2003	2002	2001

Domestic operations	$6,002,416	$4,898,516	$19,164,817
Foreign operations	3,492,758	2,916,290	(2,021,853)

Total	$9,495,174	$7,814,806	$17,142,964

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,

	2003	2002	2001

Current tax expense:
U.S. federal	$2,438,395	$554,105	$5,402,319
State and local	156,965	(389,006)	582,700
Foreign	1,482,389	1,011,728	65,953

Total current	4,077,749	1,176,827	6,050,972

Deferred tax expense:
U.S. federal	(715,000)	492,992	322,750
State and local	(46,000)	42,009	95,800
Foreign	(88,390)	163,725	(612,336)

Total deferred	(849,390)	698,726	(193,786)

Total provision	$3,228,359	$1,875,553	$5,857,186

Net deferred tax assets comprised the following at December 31:

	2003	2002

Inventory reserves	$990,199	$438,686
Allowance for doubtful accounts	727,280	688,777
Capitalized inventory costs	287,341	408,832
Net operating losses	303,311	477,510
Amortization of intangibles	758,653	333,315
Accrued liabilities	693,049	660,583
State taxes	18,407	1,577
Depreciation	17,062	17,062
Other	168,104	58,967

	$3,963,406	$3,085,309
Less: Valuation allowance	(137,406)	(108,699)

Net deferred tax assets	$3,826,000	$2,976,610

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,

	2003	2002	2001

Tax provision at statutory U.S. rate
Increase (decrease) in tax provision resulting from:	$3,228,359	$2,657,034	$6,000,037
State and local taxes, net	80,288	(225,554)	480,505
Foreign tax rate differential	171,534	183,915	76,669
Nondeductible items	29,199	14,663	19,316
Federal research and development credits	(282,055)	(645,251)	(416,695)
Other	1,034	(109,254)	(302,646)

Tax provision	$3,228,359	$1,875,553	$5,857,186

At December 31, 2003, the Company has certain foreign net operating losses of approximately $924,000, which begin to expire in 2007. At December 31, 2003, a valuation allowance of approximately $400,000 has been provided on certain foreign net operating losses.

No income taxes have been provided on the undistributed earnings of foreign subsidiaries as the earnings are expected to be permanently reinvested in the foreign operations. Determination of the amount of unrecognized deferred tax liability for temporary differences related to the undistributed earnings of the Company’s foreign operations is not practicable.

Subsequent to December 31, 2003, the California Franchise Tax Board began an audit of the years ended December 31, 1999 and 2000. The results of this audit are not expected to have a material impact on the Company’s financial position or results of operations.

Note 16 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001, approximately 1,031,125, 1,782,000 and 589,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended

	December 31, 2003	December 31, 2002	December 31, 2001

BASIC
Net Income	$6,267	$5,939	$11,286

Weighted-average common shares outstanding	13,703	13,790	13,844

Basic earnings per share	$0.46	$0.43	$0.82

DILUTED
Net Income	$6,267	$5,939	$11,286

Weighted-average common shares outstanding for basic	13,703	13,790	13,844
Dilutive effect of stock options and restricted stock	304	373	679

Weighted-average common shares outstanding on a diluted basis	14,007	14,163	14,523

Diluted earnings per share	$0.45	$0.42	$0.78

Note 17 — Business Segments and Foreign Operations

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

The Company’s operations by geographic area are presented below:

		Year ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Net Sales United States	$67,641,896	$64,869,051	$81,013,675
Netherlands	16,187,092	11,712,572	12,703,846
United Kingdom	15,666,576	11,734,250	8,723,896
France	4,430,504	4,226,259	5,232,039
Germany	5,422,239	3,437,778	2,686,711
All Other	11,119,479	7,910,818	8,669,548

	$120,467,786	$103,890,728	$119,029,715

		December 31,
	2003	2002	2001

Long-Lived Assets
United States	$3,002,066	$7,131,655	$6,509,690
All Other Countries	1,917,065	3,632,999	4,124,093

	$4,919,131	$10,764,654	$10,633,783

Specific identification was the basis used for attributing revenues from external customers to individual countries.

Note 18 — Related Party Transactions

In August 2001, the Company entered into a 30-month consulting agreement with one of its former directors, under which the former director received $600,000 for services rendered. Amounts paid under this agreement were $200,000, $200,000 and $200,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The agreement expires February 2004. There were no further amounts due at December 31, 2003.

In April 1999, the Company provided a non-recourse interest bearing secured loan to one of the Company’s executive officers. The loan in the amount of $200,000, bears interest at the rate of 5.28% per annum, with interest payable annually to the Company on each December 15th. The loan is collateralized by the primary residence purchased and the principal is payable on the earlier of (i) December 15, 2007, (ii) within twelve months following a demand from the Company or (iii) on the closing of a sale or transfer of the property.

Note 19 — Contingencies

Product Warranties

The Company provides for estimated product warranty expenses concurrent with the recognition of revenue. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

			Accruals
			Relating to
		Accruals for	Preexisting	Settlements (in
	Balance at	Warranties	Warranties and	Cash or in Kind)
	beginning of	Issued During	Changes in	During the	Balance at
Description	period	the Period	Estimates	Period	end of period

Year Ended December 31, 2003	$95,005	$181,466	$0	$(181,466)	$95,005
Year Ended December 31, 2002	$134,819	$51,142	$0	$(90,956)	$95,005

Litigation

On November 15, 2000, the Company filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of the Company’s patents (Universal Electronics Inc. v. Universal Remote Control, Inc., Civil Action No. SACV 00- 1125 AHS (EEx)). The Company is seeking damages and injunctive relief. Universal Remote has answered the complaint and has denied infringement, and the Company is engaged in discovery.

On November 19, 2002, the Company filed suit against Intrigue Technologies, Inc., which was amended on February 13, 2004, alleging that Intrigue Technologies has infringed certain of the Company’s patents (Universal Electronics Inc. v. Intrigue Technologies, Inc., Civil Action No. SA02-1089GLT (ANX)). Intrigue Technologies has answered this complaint denying infringement. In addition, Intrigue Technologies has filed suit against the Company (Intrigue Technologies, Inc. v. Universal Electronics Inc., Case Number A3-02-124) seeking a judgment to declare certain of the Company’s patents invalid, unenforceable and void and also alleging that we have violated federal antitrust laws with respect to our patent enforcement. The Company has not yet answered this complaint; however, it intends to do so denying all of Intrigue Technologies’ material allegations. As of December 31 2003 and 2002, a loss contingency has not been recorded since management believes an unfavorable outcome for this matter is not probable.

On January 7, 2004, James D. Lyon, Trustee for the bankruptcy estate of Computrex, Inc. filed an action against the Company alleging that the Company received preferential treatment in connection with certain payments made on the Company’s behalf by Computrex. (Computrex, Inc. (Debtor) and James D. Lyon (Trustee for the bankruptcy estate of Computrex, Inc.) v. Universal Electronics Inc., Case No. 01-53755 Chapter 7, United States Bankruptcy Court, Eastern District of Kentucky, Lexington Division). The Company has not yet answered this complaint and will not need to do so as this action is currently in abeyance while the trustee appeals an adverse ruling against it in another matter having facts similar to those in the trustee’s action against the Company. If and when the Company is to answer, it intends to deny all of the material allegations made against the Company and defend this matter vigorously. As of December 31 2003, a loss contingency has not been recorded since management believes an unfavorable outcome for this matter is not probable.

While it is the opinion of management that the Company’s products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company’s financial condition, results of operations and cash flows.

Supplementary Data

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 is presented below.

	2003

	March	June	September	December
	31,	30,	30,	31(2),

Net sales	$26,918,697	$27,711,796	$30,300,217	$35,537,076
Gross profit	10,156,897	10,830,374	11,832,663	13,479,567
Operating income	1,305,943	1,577,218	2,390,154	3,300,167
Net income	939,045	1,201,629	1,666,992	2,459,149
Earnings per share (1):
Basic	$0.07	$0.09	$0.12	$0.18

Diluted	$0.07	$0.09	$0.12	$0.17

Shares used in computing earnings per share:
Basic	13,581,581	13,612,039	13,750,669	13,835,281

Diluted	13,785,008	13,880,922	14,145,423	14,186,574

	2002

	March	June	September	December
	31,	30,	30,	31,

Net sales	$23,410,925	$24,590,031	$26,004,420	$29,885,352
Gross profit	9,416,218	10,856,843	10,029,122	11,352,836
Operating income	891,591	1,810,926	1,794,724	2,483,443
Net income	675,386	1,402,312	1,857,498	2,004,057
Earnings per share (1):
Basic	$0.05	$0.10	$0.13	$0.15

Diluted	$0.05	$0.10	$0.13	$0.15

Shares used in computing earnings per share:
Basic	13,799,834	13,958,596	13,835,742	13,564,702

Diluted	14,370,383	14,515,073	14,045,679	13,720,409

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not be equal to the full year net income per common share amount.

(2)	During the fourth quarter of 2003, the Company recorded a $430,042 net increase in the inventory reserve.

UNIVERSAL ELECTRONICS INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period

Valuation account for accounts receivable:
Year Ended December 31, 2003	$2,604,933	$1,387,544	$214,379	$3,778,098
Year Ended December 31, 2002	$1,798,852	$886,332	$80,251	$2,604,933
Year Ended December 31, 2001	$1,646,100	$178,460	$25,709	$1,798,852
Valuation account for inventory:
Year Ended December 31, 2003	$1,274,836	$1,942,312	$190,706	$3,026,442
Year Ended December 31, 2002	$1,201,271	$524,650	$451,085	$1,274,836
Year Ended December 31, 2001	$2,607,603	$342,205	$1,748,537	$1,201,271

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report has been made known to them in a timely manner. There have been no significant changes in internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K with respect to the directors of the Company will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

Information required by Item 405 will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Compliance with Section 16(a) of the Exchange Act.”

Code of Conduct. Universal has adopted a code of conduct that applies to all its employees, including without limitation its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of conduct is included as Exhibit 14.1 to this Annual Report on Form 10-K. The code of conduct also is available on the Company’s website, www.uei.com. The Company will post on its website information regarding any amendment to, or waiver from, any provision of the code of ethics that applies to its principal executive officer, principal financial officer or principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The following summarizes the Company’s equity compensation plans at December 31, 2003:

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of		Number of securities
	Securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column(a))

Equity compensation plans approved by security holders	1,042,463	$11.07	1,048,648
Equity compensation plans not approved by security holders	1,619,050	13.13	24,650
Total	2,661,513	$12.32	1,073,298

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements — Note 10” for a description of each of the Company’s stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

ITEM 14. Principal Accountant Fees and Services

Information required by this item will be contained in and is hereby incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

(a)(3)	List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:

See EXHIBIT INDEX at page 57 to Form 10-K.

(b)	Reports on Form 8-K

On October 28, 2003, the Company furnished a report on Form 8-K under Item 7, Financial Statements and Exhibits, concerning the Company’s announcement of its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 15th day of March, 2004.

UNIVERSAL ELECTRONICS INC

By: /s/Paul D. Arling

Paul D. Arling
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Paul D. Arling and Bernard J. Pitz as true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of March, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE

Paul D. Arling Chairman and Chief Executive Officer (Principal Executive Officer)	/s/Paul D. Arling

Robert P. Lilleness President and Chief Operating Officer	/s/ Robert P. Lilleness

Bernard J. Pitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	/s/ Bernard J. Pitz

Satjiv Chahil Director	/s/ Satjiv Chahil

Bruce A. Henderson Director	/s/ Bruce A. Henderson

William C. Mulligan Director	/s/ William C. Mulligan

J. C. Sparkman Director	/s/ J.C. Sparkman

EXHIBIT INDEX

Exhibit
Number	Document Description

2.1	Asset Purchase Agreement dated September 1, 1998 by and among Universal Electronics Inc., H&S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 2.1 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

2.2	Contract for Sale of Participations of Unimand Espana, S.L. dated June 30, 1999 by and among Universal Electronics, BV and Diffusion Artistique et Musicale D.A.M. S.A. and Mr. Francisco Muro (Incorporated by reference to Exhibit 2.2 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044)

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

4.1	Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration filed on or about June 5, 1995)

4.2	Form of Certificate of Designation and Terms of Participating Preferred Stock of Universal Electronics Inc., included as Exhibit A to the Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 2 to the Company’s Form 8-A Registration filed on or about June 5, 1995)

4.3	Form of Rights Certificate and of Election to Exercise, included as Exhibit B to the Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 3 to the Company’s Form 8-A Registration filed on or about June 5, 1995).

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

*10.2	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.3	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044

Exhibit
Number	Document Description

*10.4	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.5	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.6	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.7	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.8	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

10.9	Lease dated November 1, 1997 by and between Universal Electronics Inc. and Warland Investments Company (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.10	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.11	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.12	Agreement dated August 12, 1998 by and between Universal Electronics Inc., and David M. Gabrielsen (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.13	Stock Acquisition Representations and Covenants Certificate dated September 1, 1998 from H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.14	Non-Compete Agreement dated September 1, 1998 by and among Universal Electronics Inc., H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.15	Consulting Agreement dated September 1, 1998 by and between Universal Electronics Inc. and J.C. Sparkman (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

Exhibit
Number	Document Description

10.16	Revolving Loan and Security Agreement dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.17	Copy of Revolving Note dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.18	Patent and Trademark Collateral Assignment dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.19	Purchase Agreement dated November 8, 1998 by and between Universal Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.20	Warrant dated November 9, 1998 by and between Universal Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.21	Agreement dated January 30, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and Euro quality Assurance Ltd. And T. Maeizumi (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.22	Agreement dated February 3, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc., Strand Europe Ltd. and Ashok Suri (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.23	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.24	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.25	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.26	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

Exhibit
Number	Document Description

*10.27	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

10.28	First Amendment to Revolving Loan and Security Agreement dated September 19, 2000 by and between Universal Electronics Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

10.29	Purchase Agreement dated August 25, 2000 by and between Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and DAM Company (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 28, 2001 (File No. 0-21044))

10.30	Extension of Revolving Loan and Security Agreement dated October 23, 2001 by and between Universal Electronics Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.31	Termination Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.32	Consulting Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.33	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044

*10.34	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044

10.35	Business Loan Agreement dated April 1, 2002 between Bank of America, N.A. and Universal Electronics Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002 (File No. 0-21044))

*10.36	Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

10.37	Credit Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

10.38	Promissory Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

Exhibit
Number	Document Description

*10.39	Form of Separation Agreement and General Release dated October 7, 2003 between Universal Electronics Inc. and Jerry Bardin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.40	Form of Consulting Agreement dated October 7, 2003 between Universal Electronics Inc. and Jerry Bardin (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.41	Form of Employment and Separation Agreement and General Release dated October 31, 2003 between Universal Electronics Inc. and Mark Z. Belzowski (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.42	Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (filed herewith)

*10.43	Form of Executive Officer Employment Agreement dated April , 2003 by and between Universal Electronics Inc. and Robert P. Lilleness (filed herewith)

14.1	Code of Conduct (filed herewith)

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (filed herewith)

*     Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.