Form 10-Q
period 2004-03-31
UNIVERSAL ELECTRONICS INC
filed 2004-05-10
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

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

Yes    [X]       No    [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,489,039 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on April 30, 2004.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$56,930	$58,481
Accounts receivable, net	24,464	30,501
Inventories	19,917	19,386
Prepaid expenses and other current assets	1,296	1,108
Deferred income taxes	2,544	2,544
Income tax receivable	1,158	1,167

Total current assets	106,309	113,187
Equipment, furniture and fixtures, net	3,266	3,475
Goodwill	3,322	3,348
Intangible assets, net	3,343	3,431
Other assets	1,394	1,445
Deferred income taxes	1,232	1,281

Total assets	$118,866	$126,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,787	$13,754
Accrued income taxes	3,801	4,504
Accrued compensation	1,926	2,923
Other accrued expenses	9,692	9,815

Total current liabilities	26,206	30,996

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,417,427 and 16,404,485 shares issued at March 31, 2004 and December 31, 2003, respectively	164	164
Paid-in capital	75,900	75,805
Accumulated other comprehensive (loss) income	(347)	298
Retained earnings	37,957	36,179
Deferred stock-based compensation	(21)	(42)
Less cost of common stock in treasury, 2,891,960 and 2,598,670 shares at March 31, 2004 and December 31, 2003, respectively	(20,993)	(17,233)

Total stockholders’ equity	92,660	95,171

Total liabilities and stockholders’ equity	$118,866	$126,167

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$32,611	$26,919
Cost of sales	19,947	16,762

Gross profit	12,664	10,157
Research and development expenses	1,130	1,163
Selling, general and administrative expenses	9,454	7,688

Operating income	2,080	1,306
Interest income	114	102
Other income, net	500	15

Income before income taxes	2,694	1,423
Provision for income taxes	(916)	(484)

Net income	$1,778	$939

Earnings per share:
Basic	$0.13	$0.07

Diluted	$0.13	$0.07

Shares used in computing earnings per share:
Basic	13,715	13,582

Diluted	14,052	13,785

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash provided by operating activities:
Net income	$1,778	$939
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	80	130
Depreciation and amortization	598	937
Employee benefit plan	—	21
Directors’ compensation	—	83
Changes in operating assets and liabilities:
Accounts receivable	5,891	318
Inventories	(579)	(2,560)
Prepaid expenses and other assets	(139)	149
Accounts payable and accrued expenses	(4,021)	2,218
Accrued income and other taxes	(688)	209

Net cash provided by operating activities	2,920	2,444

Cash used for investing activities:
Purchase of short-term investments		(12,000)
Sale of short-term investments		500
Acquisition of equipment, furniture and fixtures	(257)	(246)
Acquisition of intangible assets	(33)	—
Payments for patents	—	(75)

Net cash (used for) investing activities	(290)	(11,821)

Cash (used for) provided by financing activities:
Treasury stock purchase	(3,760)	(312)
Proceeds from stock options exercised	95	1,121
Payment on note payable	—	(18)

Net cash (used for) provided by financing activities	(3,665)	791

Effect of exchange rate changes on cash	(516)	(198)

Net (decrease) in cash and cash equivalents	(1,551)	(8,784)
Cash and cash equivalents at beginning of period	58,481	18,064

Cash and cash equivalents at end of period	$56,930	$9,280

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2003 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value on the date of the grant. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company adopted the disclosure requirements of this Statement.

The Company has provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented. The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related earnings per share, had compensation cost for stock based compensation plans been determined based on the fair value method prescribed under SFAS No. 123. (In thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net income
As reported	$1,778	$939
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(593)	(771)

Pro forma	$1,185	$168

Basic earnings per share:
As reported	$0.13	$0.07
Pro forma	$0.09	$0.01
Diluted earnings per share
As reported	$0.13	$0.07
Pro forma	$0.08	$0.01

The fair value of options at date of grant was estimated using the Black-Scholes model. There were 495,428 options granted during the three month period ended March 31, 2004. The following assumptions were used for the grants during the three month period ended March 31, 2004: risk-free interest rate of approximately 2.8%, expected volatility of 59.4%, expected life of five years; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted during the three month period ended March 31, 2004 was $12.59.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable

Accounts receivable subject the Company to a concentration of credit risk. The risk is mitigated due to the large number of customers comprising the Company’s customer base, the relative size and strength of most of the Company’s customers and the Company’s performance of ongoing credit evaluations.

The Company had one significant customer with sales of $3.8 million and $3.9 million representing 11.8% and 14.3% of net sales for the three months ended March 31, 2004 and 2003, respectively. Accounts receivable with this customer amounted to $1.8 million or 7.2% and $2.7 million or 9.0% of the total accounts receivable at March 31, 2004 and December 31, 2003, respectively.

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

	March 31, 2004	December 31, 2003
Components	$8,727	$7,593
Finished goods	11,190	11,793

Inventory, net	$19,917	$19,386

During the quarter ended March 31, 2004 inventory write-downs totaled $0.5 million. Inventory write-downs are a normal part of the Company’s business, and result primarily from product life cycle estimation variances.

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

Income Taxes

The Company uses the estimated effective tax rate for the year to determine its provision for income taxes. The Company recorded income tax expense of $0.9 million for the first quarter of 2004 compared to $0.5 million for the same period last year. The Company’s estimated effective tax rate was 34% during the first quarters of 2004 and 2003.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended March 31, 2004 and 2003, approximately 1,093,903 and 1,745,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Earnings per share for the three months ended March 31, 2004 and 2003 are calculated as follows (in thousands, except per-share amounts):

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
BASIC
Net income	$1,778	$939

Weighted-average common shares outstanding	13,715	13,582

Basic earnings per share	$0.13	$0.07

DILUTED
Net income	$1,778	$939

Weighted-average common shares outstanding for basic	13,715	13,582
Dilutive effect of stock options and restricted stock	337	203

Weighted-average common shares outstanding on a diluted basis	14,052	13,785

Diluted earnings per share	$0.13	$0.07

Comprehensive Income

The components of comprehensive income are listed below (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net Income	$1,778	$939
Other comprehensive (loss) income:
Foreign currency translations	(645)	131

Comprehensive income:	$1,133	$1,070

Treasury Stock

The Company purchased 293,290 shares of its common stock at a cost of $3.8 million during the quarter ended March 31, 2004. During the quarter ended March 31, 2003, the Company purchased 32,768 shares of its common stock at a cost of $312,391. The Company holds shares purchased from the open market as treasury stock which are available for reissue by the Company.

New Accounting Pronouncements

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46R with respect to SPEs did not have a material effect on our financial position or results of operations, and we do not expect the adoption of the provisions for non-SPEs to have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds portions of its previously existing revenue recognition guidance in order to make it consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The adoption of SAB No. 104 did not have a material effect on our financial position, results of operations or cash flows.

Goodwill and Intangible Assets

The Company operates in a single industry segment. The Company separately monitors the financial performance of its domestic and international operations. Further, each of these operations generally serves a distinct customer base. Based upon these facts, the Company considers the domestic and international operations its reporting units for the assignment of goodwill. Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000. The change in international goodwill is due to currency translation adjustments.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill information for each reporting unit is as follows (in thousands):

	March 31, 2004	December 31, 2003
United States	$1,191	$1,191
All Other Countries	2,131	2,157

Total Goodwill	$3,322	$3,348

Intangible assets consist principally of distribution rights, patents, trademarks and purchased technologies. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to ten years.

Information regarding the Company’s other intangible assets is as follows (in thousands):

	March 31, 2004	December 31, 2003
Carrying amount:
Distribution rights	$2,935	$2,597
Patents	3,266	3,294
Trademarks	125	538
Technology	1,419	1,284
Other	1,049	1,049

Total carrying amount	$8,794	$8,762

Accumulated amortization:
Distribution rights	$2,616	$2,562
Patents	1,281	1,228
Trademarks	49	100
Technology	477	416
Other	1,028	1,025

Total accumulated amortization	$5,451	$5,331

Net carrying amount:
Distribution rights	$319	$35
Patents	1,985	2,066
Trademarks	76	438
Technology	942	868
Other	21	24

Total net carrying amount	$3,343	$3,431

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for the three months ended March 31, 2004 was approximately $0.1 million. Amortization expense for the three months ended March 31, 2003 was approximately $0.3 million. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows (in thousands):

2004 (remaining nine months)	$466
2005	594
2006	584
2007	467
2008	428
2009	385

Accounting Policy for Derivatives

Depending on the predictability of the cash flows of each operating currency, the Company periodically enters into foreign currency exchange contracts with option-based arrangements and contract terms normally lasting less than six months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. These derivatives do not qualify for hedge accounting. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound. The Company does not enter into financial instruments for speculation or trading purposes. The Company had no foreign currency exchange contracts or other derivatives that were entered into during the quarter ended March 31, 2004 or were outstanding as of March 31, 2004 and December 31, 2003.

During 2003 the Company periodically invested in 30 day Dual Currency Deposits which required the Company to convert the invested amount to another currency at the end of the contract period in the event certain changes occurred in foreign currency exchange rates. No such investments were outstanding as of March 31, 2004.

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

The Company’s sales to external customers and identifiable assets by geographic area are presented below (in thousands):

	Three Months Ended March 31,
	2004	2003
Net Sales
United States	$17,705	$16,323
Netherlands	4,004	2,956
United Kingdom	5,445	2,800
France	775	1,122
Germany	1,579	1,388
All Other	3,103	2,330

Total Net Sales	$32,611	$26,919

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2004	December 31, 2003
Long-lived Assets
United States	$2,927	$3,002
All Other Countries	1,733	1,917

Total	$4,660	$4,919

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries. Foreign currency transaction gains of $498,239 and $19,809 were included in other income for the three months ended March 31, 2004 and 2003, respectively.

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

The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Three Months Ended March 31, 2004	$95,005	$577,120	$(82,325)	$589,800
Three Months Ended March 31, 2003	$95,005	$14,536	$(14,536)	$95,005

The increase in the warranty accrual is attributable to three distinct, separate warranty issues that arose during the quarter, and the balance represents the expected payments associated with these issues.

Commitments and Contingent Liabilities

The Company is a party to lawsuits and claims arising in the normal course of its business. At the present time, there are two lawsuits pending brought by the Company against third parties. In these actions, the Company is seeking money damages and injunctive relief. In one of these actions, the third party has filed suit against the Company seeking a declaration that certain of its patents are invalid and unenforceable. It is the opinion of management that such patents are valid and enforceable and the Company intends to defend against such suit vigorously. In addition, there is one action pending against the Company in which a trustee for the bankruptcy estate of a former service provider has alleged that the Company received preferential treatment in connection with certain payments made on its behalf by the service provider. The Company disagrees with these allegations and intends to vigorously defend itself against these allegations. While it is the opinion of management that the Company’s products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company does not believe at this time that it is probable there will be an unfavorable outcome; accordingly, no amount for any potential loss contingency has been recorded in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our channels of distribution include international retail, private label, OEMs, and cable and satellite service providers and companies in the computing industry. We believe that our universal wireless controls can operate virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Beginning in 1986 and continuing today, we have compiled an extensive library of over 171,000 IR codes that cover nearly 141,000 individual device functions and over 2,100 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices to ensure the accuracy and integrity of the database. Our proprietary software and know-how permit IR codes to be compressed before being loaded into its products. This provides significant cost and space efficiencies that enable us to include more codes and features in the memory space of the wireless control device than are included in similarly priced products of competitors. We have developed a patented technology that provides the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.

The matters discussed in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements provided under Part I, Item 1 of this Quarterly Report. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

In addition, more information about risk factors that could affect our business and financial results is included in the section entitled “Factors That May Affect Financial Condition and Future Results” below.

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

Warranties. In general we warrant our products against defects in material and workmanship during normal use and service, and service warranty claims either directly through our customer service department, or through contracted third-

party warranty repair facilities. We offer warranties of up to three years. The term and other warranty conditions negotiated with customers vary across the many industry segments we service, and are largely driven by industry customs and the competitive atmosphere for each segment.

Our warranty accrual includes the costs to repair or replace defective products and ship them to our customers. The amount of the warranty accrual is based on past experience as well as known issues we believe to be in excess of historical trends.

If our quality control efforts were to fail in detecting a defect in one of our products, we could experience increased warranty claims, which could have a significant impact on our current and future financial position, results of operations and cash flows.

Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased amortization on approximately $3.0 million of net unamortized goodwill beginning January 1, 2002. We performed an initial impairment review of our goodwill on January 1, 2002, conducted annual impairment reviews as of December 31, 2003 and 2002 and will perform an annual review in subsequent years. In performing the initial impairment review, we identified our reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of January 1, 2002. We then determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit’s carrying amount. Based on this analysis, we determined that each reporting unit’s fair value exceeded its carrying amount, and therefore concluded that there was no indication of a transitional impairment loss. As further mandated by SFAS No. 142, we performed annual impairment tests of our goodwill as of December 31, 2003 and 2002, using the same methodology employed for the initial impairment review of our goodwill, and determined that there was no indication of an impairment loss for each of those years.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three months ended March 31:

	2004	2003
Net sales	100.0%	100.0%
Cost of sales	61.2	62.3

Gross profit	38.8	37.7
Research and development expenses	3.5	4.3
Selling, general and administrative expenses	29.0	28.6

Operating income	6.3	4.9

	2004	2003
Interest income, net	0.4	0.4
Other income	1.5	0.1
Income before income taxes	8.2	5.3
Provision for income taxes	2.8	1.8

Net income	5.4%	3.5%

First Quarter 2004 versus First Quarter 2003

	2004		2003
	$ (million)	% of total	$ (million)	% of total
Net sales:
Technology	21.0	64.5%	19.1	71.0%
Retail	11.6	35.5%	7.8	29.0%

Total net sales	$32.6	100%	$26.9	100%

Net sales for the 2004 first quarter were $32.6 million, an increase of 21.1% compared to $26.9 million for the same quarter last year. This increase relates to an increase in subscription broadcasting sales, European retail sales, and the appreciation of the Euro relative to the US dollar.

Net sales in our technology lines (subscription broadcasting, OEM, private label and computing companies) were approximately 64.5% of net sales for the first quarter of 2004 compared to 71.0% for the first quarter of 2003. Net sales in our technology lines for the first quarter of 2004 increased by 10.2% to $21.0 million from $19.1 million for the same period last year. The increase in technology sales was principally due to growth in subscription broadcasting, which resulted from an increase in volume of remote control sales. This volume was partially offset by lower prices. The increase in volume was attributable to the continued deployment of advanced function set-top boxes by the multiple service operators. These advanced functions include personal video recording (PVR) and high definition (HD) television.

Net sales in our retail lines (One For All® international and direct import) accounted for approximately 35.5% of total first quarter 2004 net sales compared to 29.0% for the corresponding period in 2003. Our net sales for the 2004 first quarter from our retail customers were $11.6 million, an increase of 48.0% from net sales of $7.8 million for the same quarter last year. The increase in retail sales was due to the continued success of our One For All® international and direct import business, and the launch of Sky-branded digital accessories in the third quarter of 2003.

We expect continued higher revenue contribution from the retail sector. This trend is primarily driven by increased sales of remote controls and audio-video accessories in Europe.

Gross profit for the first quarter of 2004 was $12.7 million compared to $10.2 million for the first quarter of 2003. Gross profit as a percent of sales for the first quarter of 2004 was 38.8% compared to 37.7% for the same period last year. The increase is primarily attributable to appreciation of the Euro relative the U.S. Dollar, which resulted in an increase of approximately $0.7 million of gross profit. These items were offset by an increase in warranty expense of approximately $0.5 million, and an increase in inventory write-downs of approximately $0.5 million. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.

Research and development expenses decreased 2.9% from $1.2 million in the first quarter of 2003 to $1.1 million for the same period in 2004. The marginal decrease is the result of a termination that occurred in the fourth quarter of 2003. Research and development expenses are expected to increase throughout 2004 as the Nevo platform is expanded.

Selling, general and administrative expenses increased 23.0% from $7.7 million in the first quarter of 2003 to $9.5 million for the same period in 2004. Approximately $0.6 million of the increase was attributable to appreciation of the Euro relative the U.S. Dollar. Approximately $0.2 million is attributable to Sarbanes-Oxley compliance efforts. The remaining increase of approximately $0.9 million is attributable to employee turnover and related costs, bonuses, patent litigation, patent filing costs and business and occupation taxes.

In the first quarter of 2004, we recorded $0.1 million of interest income compared to $0.1 million for the same period last year.

Other income consists primarily of net gain on realized foreign exchange transactions. For the first quarter of 2004, other income amounted to $0.5 million as compared to $0.0 million for the same period last year.

We recorded income tax expense of $0.9 million for the first quarter of 2004 compared to $0.5 million for the same period last year. Our estimated effective tax rate was 34% during the first quarters of 2004 and 2003.

Net income for the first quarter of 2004 was $1.8 million or $0.13 per share (basic and diluted) compared to $0.9 million, or $0.07 per share (basic and diluted) for the first quarter of 2003.

Liquidity and Capital Resources

(In thousands)

	March 31, 2004	Increase (decrease)	December 31, 2003
Cash and cash equivalents	$56,930	$(1,551)	$58,481
Working capital	80,103	(2,088)	82,191

	Three months ended		Three months ended
	March 31, 2004	Increase (decrease)	March 31, 2003
Cash provided by operating activities	2,920	476	2,444
Cash (used for) investing activities	(290)	11,531	(11,821)
Cash (used for) provided by financing activities	(3,665)	(4,456)	791
Effect of exchange rate changes	(516)	(318)	(198)

Our principal sources of funds are from our operations. Cash provided by operating activities for the first three months of 2004 was $3.0 million as compared to $2.4 million in the corresponding period in 2003. The increase in cash flow is primarily due to collections on accounts receivable, offset by a decrease in accounts payable.

In September 2003, we terminated our $15,000,000 unsecured revolving credit agreement with Bank of America National Trust and Savings Association. On September 15, 2003, we entered into a three-year $15,000,000 unsecured revolving credit agreement (the “Agreement”) with Comerica Bank (“Comerica”). Under the Agreement with Comerica, the interest payable is variable and is based on either the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2004 using the LIBOR Rate option plus a fixed margin of 1.25% was 2.34%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Agreement, dividend payments are allowed up to 100% of net income of the prior fiscal year period to be paid within 90 days of such prior year, and we are subject to certain financial covenants related to the Company’s net worth, quick ratio, and net income. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. As of

March 31, 2004, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of March 31, 2004, we are in compliance with all financial covenants required by the agreement.

We have authority under this credit facility to acquire up to 1,500,000 shares of our common stock in market purchases. Between the date of execution of the credit agreement and March 31, 2004, 339,026 shares of our common stock have been purchased. In the first three months of 2004, we purchased 293,290 shares of our common stock at a cost of $3.8 million. We hold these shares as treasury stock, and they are available for reissue by us. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the three months ended March 31, 2004, we received proceeds of approximately $0.1 million from the exercise of stock options granted to our current and former employees, as compared to approximately $1.1 million during the same period in 2003.

Capital expenditures in the first three months of 2004 and 2003 were approximately $0.3 million and $0.3 million, respectively. These expenditures related primarily to acquiring product tooling each year.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46R with respect to SPEs did not have a material effect on our financial position or results of operations, and we do not expect the adoption of the provisions for non-SPEs to have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds portions of its previously existing revenue recognition guidance in order to make it consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The adoption of SAB No. 104 did not have a material effect on our financial position, results of operations or cash flows.

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

Demand for Consumer Service and Support

We have continually provided domestic and international consumer service and support to our customers to add overall value and to help differentiate us from our competitors. In March 2003, our largest customer notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services commencing the second quarter of 2003. Consequently, revenue for consumer service and support from this customer has ceased. In light of this, we have reviewed our domestic service and support group and are marketing our expertise in this area to other potential customers. There can be no assurance that we will be able to attract new customers. In addition, in the event other customers decide to cease using this service, we would be unable to offset costs associated with providing this service resulting in a significant adverse effect on our financial condition, results of operations and cash flows.

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

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Australia, New Zealand, Mexico and selected countries in Asia and Latin America currently representing our principal foreign markets. During the first quarter of 2004 and the year ended 2003, we had sales to one customer that amounted to more than ten percent of our net sales for the year. The future loss of that customer or any other key customer, either in the United States or abroad due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.

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

Patents, Trademarks, and Copyrights

The procedures by which we identify, document, and file for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will issue, or if issued, will deliver any lasting value to us. There is no assurance that the rights granted under any patent will provide competitive advantages to us, or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not protect such products and intellectual property rights to the same extent as the U.S. legal system.

In our opinion, the engineering, production, and marketing skills and experience of our personnel are of equal importance to our market positions as are our intellectual property holdings. We further believe that none of our businesses is dependent to any material extent upon any single patent, copyright, trademark, or trade secret.

Some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe patents of others.

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

Effects on Universal Due to International Operations

The risks of doing business internationally could adversely affect our sales, operations, earnings, and cash flows due to a variety of factors, including:

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

During the first quarter of 2004, we continued to introduce new products featuring our Kameleon interface technology, a revolutionary display technology that provides ease of use by illuminating only active keys needed to control each entertainment device. We also continued development of our Nevo technology, an embedded solution that transforms an electronic display (such as HP’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. Later this year, we will continue to seek ways to integrate these platform technologies into other forms and devices. We expect to launch the next generation of Nevo mid-year 2004.

We will seek ways to increase our customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and One For All® international retail. We will continue to work on building stronger existing relationships by working with customers to understand how to make the consumers interaction with products and services within the home easier and more enjoyable. We intend to invest in new products and technology to meet our customer needs now and into the future.

In 2004, we are continuing to evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines as well as in the networked home marketplace. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and is based on either the bank’s cost of funds, or the LIBOR rate plus a fixed margin of 1.25%, and is affected by changes in market interest rates. At March 31, 2004 we had no borrowings on our credit line. The interest rate in effect on the credit line as of March 31, 2004 using the LIBOR Rate option plus a fixed margin of 1.25% was 2.34%.

At March 31, 2004 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds, and Argentine Pesos thereby creating exposures to changes in exchange rates. Changes in local currencies exchange rates relative to the U.S. Dollar may positively or negatively affect our sales, gross margins and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. We entered into no foreign currency forward exchange contracts during the three months ended March 31, 2004. However, we did purchase foreign currency exchange contracts with option-based arrangements and contract terms normally lasting less than 6 months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at March 31, 2004, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect. Because of the foregoing factors (discussed under this caption “Quantitative and Qualitative Disclosures About Market Risk” and above under caption “Factors That May Affect Financial Condition And Future Results”), as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the quarter covered by this report that materially affected or reasonably are likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

No material legal proceeding first became a reportable event, nor was there any material development or termination with respect to any previously reported legal proceeding, during the period covered by this report. Reference is made to the description of the legal proceedings in Note 19 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for information regarding reportable legal proceedings pending as of that date.

Item 2. CHANGES IN SECURITIES, USER OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company purchased 293,290 shares of its common stock at a cost of $3.8 million during the quarter ended March 31, 2004. During the quarter ended March 31, 2003, the Company purchased 32,768 shares of its common stock at a cost of $312,391. These purchases are set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of Shares	Maximum Number of Shares
	Total Number	Average	Purchased as Part of	that May Yet Be Purchased
	of Shares	Price Paid	Publicly Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2004 – January 31, 2004	55,090	$13.23	N/A	N/A
February 1, 2004 – February 29, 2004	76,000	$12.72	N/A	N/A
March 1, 2004 – March 31, 2004	162,200	$12.73	N/A	N/A

Total Q1 2004	293,290	$12.82	N/A	N/A

January 1, 2003 – January 31, 2003	0	N/A	N/A	N/A
February 1, 2003 – February 28, 2003	32,268	$9.53	N/A	N/A
March 1, 2003 – March 31, 2003	500	$9.53	N/A	N/A

Total Q1 2003	32,768	$9.53	N/A	N/A

(1)	None of the Company’s purchases of its common stock during the fiscal quarters ended March 31, 2004 and 2003 were made pursuant to a publicly announced plan or program. Common stock purchases are made in open-market transactions, and shares purchased are held as treasury stock available for reissue by the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8 K

(A)		Exhibits pursuant to Item 601 of Regulation S-K

	31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

	31.2	Rule 13a-14(a) Certifications of Bernard J. Pitz, Chief Financial Officer of Universal Electronics Inc.

	32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bernard J. Pitz, Chief Financial Officer of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

(B)		Reports on Form 8-K

On January 29, 2004 the Company filed a Form 8-K with respect to its financial results for the quarter and year ended December 31, 2003.

On April 29, 2004, the Company filed a Form 8-K with respect to its financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	Universal Electronics Inc.
\s\ Bernard J. Pitz
Bernard J. Pitz
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bernard J. Pitz, Chief Financial Officer of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bernard J. Pitz, Chief Financial Officer of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350