Form 10-Q
period 2004-06-30
UNIVERSAL ELECTRONICS INC
filed 2004-08-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission File Number: 0-21044

UNIVERSAL ELECTRONICS INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0204817
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6101 Gateway Drive	90630
Cypress, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 820-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	☑	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,480,644 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on July 29, 2004.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$57,174	$58,481
Accounts receivable, net	24,185	30,501
Inventories, net	22,728	19,386
Prepaid expenses and other current assets	1,534	1,108
Deferred income taxes	2,546	2,544
Income tax receivable	1,158	1,167

Total current assets	109,325	113,187
Equipment, furniture and fixtures, net	3,149	3,475
Goodwill	3,304	3,348
Intangible assets, net	3,669	3,431
Other assets	1,401	1,445
Deferred income taxes	1,231	1,281

Total assets	$122,079	$126,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,825	$13,754
Accrued income taxes	3,560	4,504
Accrued compensation	3,252	2,923
Other accrued expenses	6,789	9,815

Total current liabilities	29,426	30,996

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,491,130 and 16,404,485 shares issued at June 30, 2004 and December 31, 2003, respectively	165	164
Paid-in capital	76,623	75,805
Accumulated other comprehensive (loss) income	(866)	298
Retained earnings	39,645	36,179
Deferred stock-based compensation	—	(42)
Less cost of common stock in treasury, 3,032,544 and 2,598,670 shares at June 30, 2004 and December 31, 2003, respectively	(22,914)	(17,233)

Total stockholders’ equity	92,653	95,171

Total liabilities and stockholders’ equity	$122,079	$126,167

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$34,011	$27,712	$66,623	$54,631
Cost of sales	21,132	16,882	41,079	33,644

Gross profit	12,879	10,830	25,544	20,987

Research and development expenses	1,078	1,177	2,208	2,340
Selling, general and administrative expenses	9,384	8,076	18,838	15,764

Operating expenses	10,462	9,253	21,046	18,104

Operating income	2,417	1,577	4,498	2,883
Interest income	150	193	264	295
Other (expense) income, net	(7)	51	493	66

Income before income taxes	2,560	1,821	5,255	3,244
Provision for income taxes	(872)	(619)	(1,789)	(1,103)

Net income	$1,688	$1,202	$3,466	$2,141

Earnings per share:
Basic	$0.13	$0.09	$0.25	$0.16

Diluted	$0.12	$0.09	$0.25	$0.15

Shares used in computing earnings per share:
Basic	13,483	13,612	13,600	13,596

Diluted	13,889	13,881	13,967	13,832

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash provided by operating activities:
Net income	$3,466	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	184	213
Depreciation and amortization	1,572	1,859
Employee benefit plan	245	150
Directors’ compensation	42	42
Changes in operating assets and liabilities:
Accounts receivable	5,598	2,375
Inventories	(3,673)	(4,399)
Prepaid expenses and other assets	(402)	(350)
Accounts payable and accrued expenses	(211)	2,382
Accrued income and other taxes	(839)	1,201

Net cash provided by operating activities	5,982	5,614

Cash (used for) provided by investing activities:
Purchase of short-term investments		(22,000)
Sale of short-term investments		44,500
Acquisition of equipment, furniture and fixtures	(924)	(1,009)
Acquisition of intangible assets	(620)	(307)

Net cash (used for) provided by investing activities	(1,544)	21,184

Cash (used for) provided by financing activities:
Treasury stock purchase	(5,681)	(372)
Proceeds from stock options exercised	575	1,284
Payment on note payable	—	(37)

Net cash (used for) provided by financing activities	(5,106)	875

Effect of exchange rate changes on cash	(639)	(474)

Net (decrease) increase in cash and cash equivalents	(1,307)	27,199
Cash and cash equivalents at beginning of period	58,481	18,064

Cash and cash equivalents at end of period	$57,174	$45,263

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

The Company has provided below the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented. The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related earnings per share, had compensation cost for stock based-compensation plans been determined based on the fair value method prescribed under SFAS No. 123. (In thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income
As reported	$1,688	$1,202	$3,466	$2,141
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(751)	(814)	(1,344)	(1,585)

Pro forma	$937	$388	$2,122	$556

Basic earnings per share:
As reported	$0.13	$0.09	$0.25	$0.16
Pro forma	$0.07	$0.03	$0.16	$0.04
Diluted earnings per share:
As reported	$0.12	$0.09	$0.25	$0.15
Pro forma	$0.07	$0.03	$0.15	$0.04

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of options at date of grant was estimated using the Black-Scholes model. There were 30,000 options granted during the three months ended June 30, 2004. The following assumptions were used for the grants during the three months ended June 30, 2004: risk-free interest rate of approximately 4.0%, expected volatility of 62.3%, expected life of five years; and the common stock will pay no dividends. The per-share weighted average grant date fair values of the options granted during the three months ended June 30, 2004 was $15.50.

The following assumptions were used for the grants during the six months ended June 30, 2004: risk-free interest rate of approximately 2.9%, expected volatility of 59.6%, expected life of five years; and the common stock will pay no dividends. The per-share weighted average grant date fair values of the options granted during the six months ended June 30, 2004 was $12.76.

Accounts Receivable

Accounts receivable subject the Company to a concentration of credit risk. The risk is mitigated due to the large number of customers comprising the Company’s customer base, the relative size and strength of most of the Company’s customers and the Company’s performance of ongoing credit evaluations.

The Company had one significant customer with sales of $4.0 million and $4.7 million representing 11.7% and 17.0% of net sales for the three months ended June 30, 2004 and 2003, respectively. Accounts receivable with this customer amounted to $1.2 million or 4.9% and $2.7 million or 9.0% of the total accounts receivable at June 30, 2004 and December 31, 2003, respectively. Sales to the same customer were $7.8 million and $9.4 million representing 11.7% and 17.1% of net sales for the six months ended June 30, 2004 and 2003, respectively.

Inventories

Inventories consisting of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about the future demand and market conditions. Net inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Components	$8,529	$7,593
Finished goods	14,199	11,793

Inventory, net	$22,728	$19,386

During the three and six months ended June 30, 2004 inventory write-downs totaled $1.5 million and $2.2 million, respectively. Inventory write-downs are a normal part of the Company’s business, and result primarily from product life cycle estimation variances.

Investment

Included in other assets is a $360,518 cost investment. The Company accounts for this investment, which does not have a readily determinable fair value, using the cost method, as the Company’s investment is less than 20% and the Company is unable to exercise significant influence over the investee, and the Company is not a primary beneficiary. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

The Company uses the estimated effective tax rate for the year to determine its provision for income taxes. The Company recorded income tax expense of $0.9 million for the three months ended June 30, 2004 compared to $0.6 million for the same period last year. The Company’s estimated effective tax rate was 34% during the three months ended June 30, 2004 and 2003. The Company recorded income tax expense of $1.8 million for the six months ended June 30, 2004 compared to $1.1 million for the same period last year. The Company’s estimated effective tax rate was 34% during the first six months of 2004 and 2003.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended June 30, 2004 and 2003, approximately 1,031,000 and 1,055,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six months ended June 30, 2004 and 2003, approximately 1,031,000 and 1,742,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Earnings per share for the three and six months ended June 30, 2004 and 2003 are calculated as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
BASIC
Net income	$1,688	$1,202	$3,466	$2,141

Weighted-average common shares outstanding	13,483	13,612	13,600	13,596

Basic earnings per share	$0.13	$0.09	$0.25	$0.16

DILUTED
Net income	$1,688	$1,202	$3,466	$2,141

Weighted-average common shares outstanding for basic	13,483	13,612	13,600	13,596
Dilutive effect of stock options and restricted stock	406	269	367	236

Weighted-average common shares outstanding on a diluted basis	13,889	13,881	13,967	13,832

Diluted earnings per share	$0.12	$0.09	$0.25	$0.15

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income

The components of comprehensive income are listed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$1,688	$1,202	$3,466	$2,141
Other comprehensive (loss) income:
Foreign currency translations	(519)	327	(1,164)	458

Comprehensive income:	$1,169	$1,529	$2,302	$2,599

Treasury Stock

The Company purchased 435,290 shares of its common stock at a cost of $5.7 million during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Company purchased 38,701 shares of its common stock at a cost of $372,000. The Company holds shares purchased from the open market as treasury stock which are available for reissue by the Company.

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

In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46R with respect to SPEs did not have a material effect on our financial position or results of operations, and the adoption of the provisions for non-SPEs did not have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes new standards for how an issuer classifies and measures

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

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

Goodwill information for each reporting unit is as follows (in thousands):

	June 30, 2004	December 31, 2003
United States	$1,191	$1,191
International	2,113	2,157

Total Goodwill	$3,304	$3,348

Intangible assets consist principally of distribution rights, patents, trademarks, purchased technologies and capitalized software costs. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to ten years.

Information regarding the Company’s other intangible assets is as follows (in thousands):

	June 30, 2004	December 31, 2003
Gross Carrying amount:
Distribution rights	$2,931	$2,597
Patents	3,595	3,294
Trademarks	124	538
Technology	1,548	1,284
Other	1,049	1,049

Total Gross carrying amount	$9,247	$8,762

Accumulated amortization:
Distribution rights	$2,615	$2,562
Patents	1,344	1,228
Trademarks	49	100

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Technology	539	416
Other	1,031	1,025

Total accumulated amortization	$5,578	$5,331

Net carrying amount:
Distribution rights	$316	$35
Patents	2,251	2,066
Trademarks	75	438
Technology	1,009	868
Other	18	24

Total net carrying amount	$3,669	$3,431

Amortization expense for the three and six months ended June 30, 2004 was approximately $0.1 million and $0.3 million, respectively. Amortization expense for the three and six months ended June 30, 2003 was approximately $0.3 and $0.6 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows (in thousands):

2004 (remaining six months)	$325
2005	661
2006	651
2007	534
2008	495
2009	495

Accounting Policy for Derivatives

Depending on the predictability of the cash flows of each operating currency, the Company periodically enters into foreign currency exchange contracts with option-based arrangements and other instruments with contract terms normally lasting less than six months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables and other assets and liabilities. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in current earnings.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound. The Company does not enter into financial instruments for speculation or trading purposes. The Company had no foreign currency exchange contracts or other derivatives that were entered into during the six months ended June 30, 2004 or were outstanding as of June 30, 2004 and December 31, 2003.

During 2003 the Company periodically invested in 30 day Dual Currency Deposits which required the Company to convert the invested amount to another currency at the end of the contract period in the event certain changes occurred in foreign currency exchange rates. No such investments were made in 2004 and none were outstanding as of June 30, 2004.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s sales to external customers and identifiable assets by geographic area are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
United States	$17,749	$16,996	$35,455	$33,319
International:
Netherlands	6,130	3,692	10,074	6,648
United Kingdom	4,945	2,726	10,389	5,526
France	1,167	859	2,384	1,981
Germany	1,234	1,161	2,813	2,549
All Other	2,786	2,278	5,508	4,608

Total International	16,262	10,716	31,168	21,312
Total Net Sales	$34,011	$27,712	$66,623	$54,631

	June 30, 2004	December 31, 2003
Long-lived Tangible Assets
United States	$2,858	$3,002
International	1,692	1,918

Total	$4,550	$4,920

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries. Foreign currency transaction losses of $8,000 and gains of $106,000 were included in other income for the three months ended June, 2004 and 2003, respectively. Foreign currency transaction gains of $490,000 and $126,000 were included in other income for the six months ended June, 2004 and 2003, respectively.

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

In general the Company warrants its products against defects in material and workmanship during normal use and service, and service warranty claims either directly through its customer service department, or through contracted third-party warranty repair facilities. The Company offers warranties of up to three years. The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Six Months Ended June 30, 2004	$95,005	$216,609	$(127,609)	$184,005
Six Months Ended June 30, 2003	$95,005	$58,698	$(58,698)	$95,005

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The increase in the warranty accrual is attributable to one distinct warranty issue that arose during the six months ended June 30, 2004.

Commitments and Contingent Liabilities

The Company is a party to lawsuits and claims arising in the normal course of its business. At the present time, there are two lawsuits pending brought by the Company against third parties. In these actions, the Company is seeking money damages and injunctive relief. In one of these actions, the third party has filed suit against the Company seeking a declaration that certain of its patents are invalid and unenforceable. It is the opinion of management that such patents are valid and enforceable and the Company intends to defend against such suit vigorously. In addition, there is one action pending against the Company in which a trustee for the bankruptcy estate of a former service provider has alleged that the Company received preferential treatment in connection with certain payments made on its behalf by the service provider. The Company disagrees with these allegations and intends to vigorously defend itself against these allegations. While it is the opinion of management that the Company’s products do not infringe any third party’s patent or other intellectual property rights, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company does not believe at this time that it is probable there will be an unfavorable outcome for any of the pending actions against the Company; accordingly, no amount for any potential loss contingency has been recorded in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our channels of distribution include international retail, U.S. retail, private label, OEMs, and cable and satellite service providers and companies in the computing industry. We believe that our universal wireless controls can operate virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Beginning in 1986 and continuing today, we have compiled an extensive library of over 183,000 IR codes that cover nearly 150,000 individual device functions and over 2,300 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices to ensure the accuracy and integrity of the database. Our proprietary software and know-how permit IR codes to be compressed before being loaded into our products. This provides significant cost and space efficiencies that enable us to include more codes and features in the memory space of the wireless control device than are included in similarly priced products of our competitors. We have developed a patented technology that provides the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.

The matters discussed in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements provided in Part I, Item 1 of this Quarterly Report. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially. In addition, more information about risk factors that could affect our business and financial results is included in the section entitled “Factors That May Affect Financial Condition And Future Results” below.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	60.9	61.7	61.6

Gross profit	37.9	39.1	38.3	38.4
Research and development expenses	3.2	4.2	3.3	4.3
Selling, general and administrative expenses	27.6	29.2	28.2	28.8

Operating expenses	30.8	33.4	31.5	33.1

Operating income	7.1	5.7	6.8	5.3
Interest income, net	0.4	0.7	0.4	0.5
Other income	0.0	0.2	0.7	0.1
Income before income taxes	7.5	6.6	7.9	5.9
Provision for income taxes	2.5	2.3	2.7	2.0

Net income	5.0%	4.3%	5.2%	3.9%

Second Quarter 2004 versus Second Quarter 2003

	2004		2003
	$ (million)	% of total	$ (million)	% of total
Net sales:
Technology	$23.4	68.8%	$20.1	72.5%
Retail	10.6	31.2%	7.6	27.5%

Total net sales	$34.0	100%	$27.7	100%

Net sales for the 2004 second quarter were $34.0 million, an increase of 22.7% compared to $27.7 million for the same quarter last year. This increase relates to an increase in subscription broadcasting sales and European retail sales and the appreciation of the Euro relative to the US Dollar.

Net sales in our technology lines (subscription broadcasting, OEM, private label and computing companies) were approximately 68.8% of net sales for the second quarter of 2004 compared to 72.5% for the second quarter of 2003. Net sales in our technology lines for the second quarter of 2004 increased by 16.4% to $23.4 million from $20.1 million for the same period last year. The increase in technology sales was principally due to growth in subscription broadcasting, which resulted from an increase in volume of remote control sales. The increase in volume was attributable to the continued deployment of advanced function set-top boxes by the multiple service operators. These advanced functions include personal video recording (PVR) and high definition (HD) television. This volume increase was partially offset by lower prices.

Net sales in our retail lines (One For All® international and direct import) accounted for approximately 31.2% of total second quarter 2004 net sales compared to 27.5% for the corresponding period in 2003. Our net sales for the 2004 second quarter from our retail customers were $10.6 million, an increase of 39.4% from net sales of $7.6 million for the same quarter last year. The increase in retail sales was due to Sky-branded digital accessories, One For All® remote controls, audio-video accessories, and the strengthening of the Euro and British Pound compared to the U.S. Dollar.

Gross profit for the second quarter of 2004 was $12.9 million compared to $10.8 million for the second quarter of 2003. Gross profit as a percent of sales for the second quarter of 2004 was 37.9% compared to 39.1% for the same period last year. The decrease is primarily attributable to pressure on subscription broadcast margins that began in the middle of last year, which resulted in a decrease of approximately $1.1 million, and an increase in inventory write-downs of approximately $0.7 million. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances. These items were partially offset by the appreciation of the Euro relative to the U.S. Dollar, which resulted in an increase of approximately $0.7 million of gross profit.

Research and development expenses decreased 8.4% from $1.2 million in the second quarter of 2003 to $1.1 million for the same period in 2004. The decrease is primarily the result of an employee termination that occurred in the fourth quarter of 2003. Research and development expenses are expected to increase throughout 2004 as the Nevo platform is expanded.

Selling, general and administrative expenses increased 16.2% from $8.1 million in the second quarter of 2003 to $9.4 million for the same period in 2004. Approximately $0.6 million of the increase was attributable to freight, $0.5 million to employee bonuses, $0.3 million to Sarbanes-Oxley compliance efforts, and $0.2 million to appreciation of the Euro relative to the U.S. Dollar. These items were partially offset by a decrease in depreciation and amortization expense of $0.3 million.

During the three months ended June 30, 2004 and 2003, we recorded $0.2 million of interest income.

For the second quarter of 2004, other expense was less than $10 thousand as compared to $0.1 million of other income for the same period last year, which resulted from foreign currency exchange gains.

We recorded income tax expense of $0.9 million for the second quarter of 2004 compared to $0.6 million for the same period last year. Our estimated effective tax rate was 34% during the three months ended June 30, 2004 and 2003.

Net income for the second quarter of 2004 was $1.7 million or $0.13 per share (basic) and $0.12 per share (diluted) compared to $1.2 million, or $0.09 per share (basic and diluted) for the second quarter of 2003.

Six Months ended June 30, 2004 versus Six Months ended June 30, 2003

	2004		2003
	$ (million)	% of total	$ (million)	% of total
Net sales:
Technology	44.4	66.7%	39.2	71.7%
Retail	22.2	33.3%	15.4	28.3%

Total net sales	$66.6	100%	$54.6	100%

Net sales for the six months ended June 30, 2004 were $66.6 million, an increase of 22.0% compared to $54.6 million for the same period last year. This increase relates to an increase in subscription broadcasting sales and European retail sales and the appreciation of the Euro relative to the US dollar.

Net sales in our technology lines (subscription broadcasting, OEM, private label and computing companies) were approximately 66.7% of net sales for the six months ended June 30, 2004 compared to 71.7% for the same period of 2003. Net sales in our technology lines for the six months ended June 30, 2004 increased by 13.4% to $44.4 million from $39.2 million for the same period last year. The increase in technology sales was principally due to growth in subscription broadcasting, which resulted from an increase in volume of remote control sales. This volume was partially offset by lower prices. The increase in volume was attributable to the continued deployment of advanced function set-top boxes by the multiple service operators. These advanced functions include personal video recording (PVR) and high definition (HD) television.

Net sales in our retail lines (One For All® international and direct import) accounted for approximately 33.3% of total net sales for the six months ended June 30, 2004, compared to 28.3% for the corresponding period in 2003. Our net sales for the six months ended June 30, 2004 from our retail customers were $22.2 million, an increase of 43.7% from net sales of $15.4 million for the same period last year. The increase in retail sales was due to Sky-branded digital accessories, audio-video accessories, One For All® remote controls, and the strengthening of the Euro and British Pound relative to the U.S. Dollar.

We expect retail revenue to be a greater percentage of total revenue in the second half of 2004 primarily due to the cyclic nature of the retail business and the expansion of our European retail distribution channel.

Gross profit for the six months ended June 30, 2004 was $25.5 million compared to $21.0 million for the same period of 2003. Gross profit as a percent of sales for the six months ended June 30, 2004 was 38.3% compared to 38.4% for the same period last year. The decrease is primarily attributable to an increase in inventory write-downs of approximately $1.1 million, and an increase in warranty expense of approximately $0.3 million. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances. These items were offset by appreciation of the Euro relative to the U.S. Dollar, which resulted in an increase of approximately $1.6 million of gross profit.

Research and development expenses decreased 5.6% from $2.3 million in the six months ended June 30, 2003 to $2.2 million for the same period in 2004. The decrease is primarily the result of an employee termination that occurred in the fourth quarter of 2003. Research and development expenses are expected to increase throughout 2004 as our advanced technology business and our Nevo product platform are expanded.

Selling, general and administrative expenses increased 19.5% from $15.8 million in the six months ended June 30, 2003 to $18.8 million for the same period in 2004. Approximately $0.7 million of the increase was attributable to employee bonuses, $0.6 million to freight, $0.5 million to professional services related to employee turnover, $0.5 million to appreciation of the Euro relative to the U.S. Dollar, $0.4 million to Sarbanes-Oxley compliance efforts, and $0.3 million to outside legal fees related to resolution of a patent infringement suit.

In the six months ended June 30, 2004 and 2003, we recorded $0.3 million of interest income.

Other income consists primarily of net gain on realized foreign exchange transactions. For the six months ended June 30, 2004, other income amounted to $0.5 million as compared to $0.1 million for the same period last year.

We recorded income tax expense of $1.8 million for the six months ended June 30, 2004 compared to $1.1 million for the same period last year. Our estimated effective tax rate was 34% during the first six months of 2004 and 2003.

Net income for the six months ended June 30, 2004 was $3.5 million or $0.25 per share (basic and diluted) compared to $2.1 million, or $0.16 per share (basic) and $0.15 per share (diluted) for the same period last year.

Liquidity and Capital Resources

(In thousands)

	June 30, 2004	Increase (decrease)	December 31, 2003
Cash and cash equivalents	$57,174	$(1,307)	$58,481
Working capital	79,899	(2,292)	82,191

	Six months ended		Six months ended
	June 30, 2004	Increase (decrease)	June 30, 2003
Cash provided by operating activities	$5,982	$368	$5,614
Cash (used for) provided by investing activities	(1,544)	(22,728)	21,184
Cash (used for) provided by financing activities	(5,106)	(5,981)	875
Effect of exchange rate changes	(639)	(165)	(474)

Our principal source of funds is operations. Cash provided by operating activities for the first six months of 2004 was $6.0 million as compared to $5.6 million in the corresponding period in 2003. The marginal increase in operating cash flow is primarily due to an improvement in days sales outstanding, offset partially by a decrease in accrued expenses.

In September 2003, we terminated our $15,000,000 unsecured revolving credit agreement with Bank of America National Trust and Savings Association. On September 15, 2003, we entered into a three-year $15,000,000 unsecured revolving credit agreement (the “Agreement”) with Comerica Bank (“Comerica”). Under the Agreement with Comerica, the interest payable is variable and is based on either the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2004 using the LIBOR Rate option plus a fixed margin of 1.25% was 2.61%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line, depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Agreement, dividend payments are allowed in an amount up to 100% of net income of the prior fiscal year period and must be paid within 90 days after the end of such prior year; we also are subject to certain financial covenants related to the Company’s net worth, quick ratio, and net income. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2004, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of June 30, 2004, we are in compliance with all financial covenants required by the agreement.

We have authority under this credit facility to acquire up to 1,500,000 shares of our common stock in market purchases. Between the date of execution of the credit agreement and June 30, 2004, 481,026 shares of our common stock have been purchased. In the first six months of 2004, we purchased 435,290 shares of our common stock at a cost of $5.7 million. We hold these shares as treasury stock, and they are available for reissue by us. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the six months ended June 30, 2004, we received proceeds of approximately $0.6 million from the exercise of stock options, as compared to approximately $1.3 million during the same period in 2003.

Capital expenditures in the first six months of 2004 and 2003 were approximately $0.9 million and $1.0 million, respectively. These expenditures related primarily to acquiring product tooling each year.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facility will be sufficient to fund current business operations and anticipated growth at least over the next twelve months; however, there can be no assurance that such funds will be adequate for that purpose.

New Accounting Pronouncements

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPEs”). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46R with respect to SPEs did not have a material effect on our financial position or results of operations, and the adoption of the provisions for non-SPEs did not have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 established new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revised or rescinded portions of its previously existing revenue recognition guidance in order to make it consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The adoption of SAB No. 104 did not have a material effect on our financial position, results of operations or cash flows.

Factors That May Affect Financial Condition And Future Results

Forward Looking Statements

We caution that the following important factors, among others (including but not limited to factors discussed below or above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed elsewhere in this Quarterly Report on Form 10-Q, or in our other reports filed from time to time with the Securities and Exchange Commission), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on the Company or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time, the continued strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the lack of continued growth of our technologies and product lines addressing the market for digital media; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

Dependence upon Key Suppliers

Most of the components used in our products are available from multiple sources; however, we have elected to purchase integrated circuit components used in our products, principally our wireless control products, and certain other components used in our products, from two main sources, each of which provides in excess of ten percent (10%) of the microprocessors used in our products. We have developed alternative sources of supply for these integrated circuit components. However, there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain some inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of our wireless controls. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability, foreign currency exchange rate fluctuations and other factors, which could have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely affect our business until alternative manufacturing arrangements are secured.

Potential Fluctuations in Quarterly Results

Our quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of our new product offerings and those of our competitors and the loss or acquisition of any significant customers. Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. Factors such as quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate substantially. In addition, we (i) may from time to time increase our operating expenses to fund greater levels of research and development, increase our sales and marketing activities, develop new distribution channels, improve our operational and financial systems and broaden our customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be materially adversely affected.

We may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, foreign currency exchange rate fluctuations and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations or financial condition. As a result, we believe period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

Due to all of the foregoing factors, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

Dependence on Consumer Preference

We are susceptible to fluctuations in our business based upon consumer demand for our products. We believe our success depends in substantial part on our ability to anticipate, gauge and respond to such fluctuations in consumer demand. However, it is impossible to predict with complete accuracy the occurrence and effect of any such event that will cause such fluctuations in consumer demand for our products. Moreover, we caution that any increases in sales or growth in revenue we achieve may be transitory and should by no means be construed to mean that such increases or growth will continue.

Demand for Consumer Service and Support

We have continually provided domestic and international consumer service and support to our customers to add overall value and to help differentiate us from our competitors. In March 2003, our largest customer notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and cease using our services commencing the second quarter of 2003. Consequently, revenue for consumer service and support from this customer has ceased. In light of this, we have reviewed our domestic service and support group and are marketing our expertise in this area to other potential customers. To date, we have not obtained any new customers, and there can be no assurance that we will be able to attract new customers in the future. In addition, if other customers decide to cease using this service, we would be unable to offset costs associated with providing this service, resulting in a significant adverse effect on our financial condition, results of operations and cash flows.

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

In addition, our introduction of new products may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.

Dependence on Major Customers

The economic strengths and weaknesses of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, South Africa, Australia, and Argentina currently representing our principal foreign markets. During the first two quarters of 2004 and the year ended 2003, we had sales to one customer that amounted to more than ten percent of our net sales for the respective period. The future loss of that customer or any other key customer, either in the United States or abroad, due to the financial weakness or bankruptcy of any such customer or to our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.

Competition

The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs and quality and depth of product lines. Our competition is fragmented across our product lines, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that we and our product offerings will be and/or remain competitive or that our strategic alliances will achieve the type, extent and amount of success or business that we expect or hope to achieve.

Patents, Trademarks, and Copyrights

The procedures by which we identify, document and file for patent, trademark and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will issue, or, if issued, will deliver any lasting value to us. There is no assurance that rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not protect such products and intellectual property rights to the same extent as the U.S. legal system.

In our opinion, our intellectual property holdings and the engineering, production and marketing skills and experience of our personnel are of equal importance to our market position. We further believe that none of our businesses is dependent to any material extent upon any single patent, copyright, trademark or trade secret.

Some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained on such terms or at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe patents of others.

Potential for Litigation

As is typical in our industry and the nature and kind of business in which we are engaged, from time to time various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations or employee relations. The amounts claimed may be substantial, but they may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. At the present time, we have filed two lawsuits against third parties. In these actions, we are seeking money damages and injunctive relief for infringement of certain of our intellectual property. In one of these actions, the third party has filed a counterclaim against us seeking a declaration that certain of our patents are invalid and unenforceable. It is our opinion that our patents are valid and enforceable, and we intend to defend against such counterclaim vigorously. In addition, there is one action pending against us in which a trustee for the bankruptcy estate of a former service provider has alleged that we received preferential treatment in connection with certain payments made on our behalf by the service provider. We disagree with these allegations and intend to vigorously defend ourselves against them.

While it is our opinion that our products do not infringe any third party’s patent or other intellectual property rights and that we received no preferential treatment, the costs associated with defending or pursuing any such claims or litigation, including the matters discussed in this Quarterly Report on Form 10-Q, could be substantial, and amounts awarded as final judgments, if any, in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations and cash flows.

Effects on Universal Due to International Operations

The risks of doing business internationally could adversely affect our sales, operations, earnings and cash flows due to a variety of factors, including:

•	changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

•	currency fluctuations affecting sales, particularly in the Euro and British Pound, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	currency fluctuations affecting costs, particularly the Euro and the Chinese Yuan, which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry; and;

•	natural and medical disasters.

General Economic Conditions

General economic conditions, both domestic and foreign, have an impact on our business and financial results. The global economy remains uncertain. As a result, individuals and companies may delay or reduce expenditures. Weak global economic conditions and/or softness in the consumer and telecommunications sector could result in lower demand for our products, resulting in lower sales, earnings and cash flows.

Terrorism and Acts of War

Terrorism and acts of war (wherever occurring throughout the world) may cause damage or disruption to the Company, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent terrorist attacks in Iraq and other countries have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including the ongoing military operations in Iraq and Afghanistan, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. In addition, as a multi-national company, actions taken against or by the United States may impact our business. We are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war.

Increased Regulation

Increased regulation, such as corporate governance rules adopted or proposed by the Securities and Exchange Commission and self-regulatory agencies in furtherance of the objectives of the Sarbanes-Oxley Act of 2002, may require significant expenditures to ensure compliance with documentation and verification requirements. If we are not compliant with all aspects of the Sarbanes-Oxley Act by December 31, 2004, it is possible that our stock price might be negatively impacted.

Outlook

Our focus is to build technology and products that make easier and more enjoyable the consumer’s interaction with devices and content within the home. The pace of change in the home is increasing. The growth of new devices, such as DVD players, PVR/DVR technologies and home theater solutions, to name only a few, has transformed control of the home entertainment center into a complex challenge for the consumer. The more recent introduction and projected growth of digital media technologies in consumers’ lives will further increase this complexity. We have set out to create the interface for the connected home, building a bridge between the home devices of today and the networked home of the future. We intend to invest in new products and technology, particularly in the connected home space, which will expand our business beyond control of devices to the control of and access to content, such as digital media, in order to enrich the entertainment experience.

We will continue enhancing our leadership position in our core business by developing custom products for our subscription broadcasting, OEM, retail and computer customers, growing our capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies and developing new platform products. We also are developing new ways to enhance remote controls and other accessory products.

During the second quarter of 2004, we continued to develop new products featuring our Kameleon interface technology, a revolutionary display technology that provides ease of use by illuminating only the active keys needed to control each entertainment device. We also continued development of our Nevo technology, an embedded solution that transforms an electronic display (such as HP’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0 was launched in July of 2004 as a feature on a series of HP’s handheld devices. Building on this platform, we expect to use Nevo 2.0 technology in a product expected to ship in the first quarter of 2005. This product is in a form factor designed for the home. In addition, we are working on product line extensions to One For All® audio/video accessories which include antennas, LCD brackets and cleaning equipment.

We also are seeking ways to increase our customer base worldwide, particularly in the areas of subscription broadcasting, OEM and One For All® international retail. We will continue to work on strengthening existing relationships by working with customers to understand how to make the consumer interaction with products and services within the home easier and more enjoyable. We intend to invest in new products and technology to meet our customer needs now and into the future.

In 2004, we are continuing to evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines, as well as in the networked home marketplace. We caution, however, that no assurance can be given that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At June 30, 2004, we had no borrowings on our credit line. The interest rate in effect on the credit line as of June 30, 2004 using the LIBOR Rate option plus a fixed margin of 1.25% was 2.61%.

At June 30, 2004 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposures to changes in exchange rates. Changes in local currencies exchange rates relative to the U.S. Dollar, and in some cases, to each other, may positively or negatively affect our sales, gross margins, net income and retained earnings. From time to time, we enter into foreign currency exchange agreements and foreign-currency exchange controls with option-based arrangements to manage our exposure arising from fluctuating exchange rates that affect cash flows. Contract terms for both types of instruments normally last less than six months. We entered into no such agreements during the six months ended June 30, 2004. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at June 30, 2004, we believe that movements in foreign currency rates should not materially affect our financial position, although no assurance can be made that any such foreign currency rate movements in the future will not have a material effect. Because of the foregoing factors (discussed under this caption “Quantitative And Qualitative Disclosures About Market Risk” and above under the caption “Factors That May Affect Financial Condition And Future Results”), as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

There were no changes in our internal control over financial reporting during the period covered by this report that materially affected or reasonably are likely to materially affect our internal control over financial reporting.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company purchased 142,000 shares of its common stock at a cost of approximately $1,919,914 during the fiscal quarter ended June 30, 2004. During the fiscal quarter ended June 30, 2003, the Company purchased 5,933 shares of its common stock at a cost of approximately $59,587. Purchase information is set forth by month in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of Shares	Maximum Number of Shares
	Total Number	Average	Purchased as Part of	that May Yet Be Purchased
	of Shares	Price Paid	Publicly Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2004 – April 30, 2004	69,900	$12.82	N/A	N/A
May 1, 2004 – May 31, 2004	68,600	$14.18	N/A	N/A
June 1, 2004 – June 30, 2004	3,500	$14.55	N/A	N/A

Total Q2 2004	142,000	$13.52	N/A	N/A

April 1, 2003 – April 30, 2003	0	N/A	N/A	N/A
May 1, 2003 – May 31, 2003	5,933	$10.04	N/A	N/A
June 1, 2003 – June 30, 2003	0	N/A	N/A	N/A

Total Q2 2003	5,933	$10.04	N/A	N/A

(1)	None of the Company’s purchases of its common stock during the fiscal quarter ended June 30, 2004 or June 30, 2003 was made pursuant to a publicly announced plan or program. Common stock purchases are made in open-market transactions, and shares purchased are held as treasury stock available for reissue by the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on June 14, 2004. The term of each of the Company’s five directors expired at the meeting, and each director was re-elected by the stockholders for the term indicated. The stockholders also approved the Company’s 2004 Director Compensation Plan and ratified the appointment of the Company’s independent auditors. Results of the voting were as follows:

Election of Directors:

Nominee	Term Expiring in	In Favor	Withheld
Paul D. Arling	2005	12,923,610	134,203
Satjiv S. Chahill	2006	12,946,894	110,919
Bruce A. Henderson	2006	8,654,034	4,403,779
William C. Mulligan	2006	8,654,234	4,403,579
J.C. Sparkman	2006	8,648,059	4,409,754

Approval of the 2004 Directors Compensation Plan:

In Favor	Opposed	Abstain	Broker non-votes
7,864,872	1,639,197	25,712	3,528,032

Ratification of the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as the Company’s independent auditor for the year ending December 31, 2004:

In Favor	Opposed	Abstain
7,547,765	5,499,806	10,242

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)		Exhibits pursuant to Item 601 of Regulation S-K

	31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

	31.2	Rule 13a-14(a) Certifications of Bernard J. Pitz, Chief Financial Officer of Universal Electronics Inc.

	32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bernard J. Pitz, Chief Financial Officer of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

(B)		Reports on Form 8-K

On January 29, 2004 the Company filed a Form 8-K with respect to its financial results for the quarter and year ended December 31, 2003.

On April 29, 2004, the Company filed a Form 8-K with respect to its financial results for the quarter ended March 31, 2004.

On July 29, 2004, the Company filed a Form 8-K with respect to its financial results for the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	Universal Electronics Inc.

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