Form 10-Q
period 2004-09-30
UNIVERSAL ELECTRONICS INC
filed 2004-11-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,575,226 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on October 28, 2004.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$53,960	$58,481
Short-term investment	2,000	—
Accounts receivable, net	30,221	30,501
Inventories, net	26,189	19,386
Prepaid expenses and other current assets	2,022	1,108
Deferred income taxes	2,549	2,544
Income tax receivable	1,158	1,167

Total current assets	118,099	113,187
Equipment, furniture and fixtures, net	3,261	3,475
Goodwill	3,340	3,348
Intangible assets, net	3,686	3,431
Other assets	871	1,445
Deferred income taxes	1,237	1,281

Total assets	$130,494	$126,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,134	$13,754
Accrued income taxes	3,773	4,504
Accrued compensation	4,896	2,923
Other accrued expenses	8,678	9,815

Total current liabilities	34,481	30,996

Commitments and Contingent Liabilities
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,578,486 and 16,404,485 shares issued at September 30, 2004 and December 31, 2003, respectively	166	164
Paid-in capital	77,508	75,805
Accumulated other comprehensive (loss) income	(150)	298
Retained earnings	41,574	36,179
Deferred stock-based compensation	—	(42)
Less cost of common stock in treasury, 3,040,400 and 2,598,670 shares at September 30, 2004 and December 31, 2003, respectively	(23,085)	(17,233)

Total stockholders’ equity	96,013	95,171

Total liabilities and stockholders’ equity	$130,494	$126,167

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$40,047	$30,300	$106,669	$84,931
Cost of sales	24,254	18,467	65,333	52,111

Gross profit	15,793	11,833	41,336	32,820
Research and development expenses	1,841	1,201	4,092	3,541
Selling, general and administrative expenses	10,656	8,242	29,451	24,006

Operating expenses	12,497	9,443	33,543	27,547

Operating income	3,296	2,390	7,793	5,273
Interest income	261	106	525	401
Other (expense) income, net	(551)	29	(57)	95

Income before income taxes	3,006	2,525	8,261	5,769
Provision for income taxes	1,078	858	2,867	1,961

Net income	$1,928	$1,667	$5,394	$3,808

Earnings per share:
Basic	$0.14	$0.12	$0.40	$0.28

Diluted	$0.14	$0.12	$0.39	$0.27

Shares used in computing earnings per share:
Basic	13,496	13,751	13,566	13,648

Diluted	14,029	14,145	14,002	13,937

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash provided by operating activities:
Net income	$5,394	$3,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	130	334
Depreciation and amortization	2,299	2,631
Common stock issued to employee benefit plan	341	268
Stock-based compensation plan	42	63
Loss on disposal of fixed assets	254	—
Write-down of investment	357	—
Changes in operating assets and liabilities:
Accounts receivable	(37)	(363)
Inventories	(6,822)	(2,931)
Prepaid expenses and other assets	(698)	(110)
Accounts payable and accrued expenses	4,347	5,984
Accrued income and other taxes	(691)	2,056

Net cash provided by operating activities	4,916	11,740

Cash (used for) provided by investing activities:
Purchase of short-term investments	(2,000)	(22,000)
Sale of short-term investments	—	44,500
Acquisition of equipment, furniture and fixtures	(1,897)	(1,920)
Acquisition of intangible assets	(800)	(493)

Net cash (used for) provided by investing activities	(4,697)	20,087

Cash (used for) provided by financing activities:
Treasury stock purchase	(5,852)	(372)
Proceeds from stock options exercised	1,364	3,246
Payment on note payable	—	(43)

Net cash (used for) provided by financing activities	(4,488)	2,831

Effect of exchange rate changes on cash	(252)	(634)

Net (decrease) increase in cash and cash equivalents	(4,521)	34,024
Cash and cash equivalents at beginning of period	58,481	18,064

Cash and cash equivalents at end of period	$53,960	$52,088

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income
As reported	$1,928	$1,667	$5,394	$3,808
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(654)	(795)	(1,998)	(2,380)

Pro forma	$1,274	$872	$3,396	$1,428

Basic earnings per share:
As reported	$0.14	$0.12	$0.40	$0.28

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Pro forma	$0.09	$0.06	$0.25	$0.10
Diluted earnings per share:
As reported	$0.14	$0.12	$0.39	$0.27
Pro forma	$0.09	$0.06	$0.24	$0.10

The fair value of options at date of grant was estimated using the Black-Scholes model. There were 12,000 options granted during the three months ended September 30, 2004. The following assumptions were used for the grants during the three months ended September 30, 2004: risk-free interest rate of approximately 3.7%, expected volatility of 62.1%, expected life of five years; and the common stock will pay no dividends. The per-share weighted average grant date fair values of the options granted during the three months ended September 30, 2004 was $14.54. There were no grants during the three months ended September 30, 2003.

The following assumptions were used for the grants during the nine months ended September 30, 2004: risk-free interest rate of approximately 2.9%, expected volatility of 59.6%, expected life of five years; and the common stock will pay no dividends. The per-share weighted average grant date fair values of the options granted during the nine months ended September 30, 2004 was $12.80. The following assumptions were used for the grants during the nine months ended September 30, 2003: risk-free interest rate of approximately 2.9%, expected volatility of approximately 63.9%, expected life of five years; and the common stock will pay no dividends.

Short-Term Investment

The Company has a $2.0 million certificate of deposit with a six-month original maturity. The deposit earns interest at a rate of 1.48% per annum.

Accounts Receivable

Accounts receivable subject the Company to a concentration of credit risk. The risk is mitigated due to the large number of customers comprising the Company’s customer base, the relative size and strength of most of the Company’s customers and the Company’s performance of ongoing credit evaluations.

The Company had one significant customer with sales of $4.6 million and $4.0 million representing 11.4% and 13.2% of net sales for the three months ended September 30, 2004 and 2003, respectively. Accounts receivable with this customer amounted to $2.2 million or 7.1% and $2.7 million or 9.0% of the total accounts receivable at September 30, 2004 and December 31, 2003, respectively. Sales to the same customer were $12.4 million and $14.2 million representing 11.6% and 16.7% of net sales for the nine months ended September 30, 2004 and 2003, respectively.

Significant Suppliers

Most of the components used in the Company’s products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in its products, principally its wireless control products, and certain other components used in its products, from two main sources, each of which provides in excess of ten percent (10%) of the microprocessors used in the Company’s products.

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

	September 30, 2004	December 31, 2003
Components	$9,257	$7,593
Finished goods	16,932	11,793

Inventory, net	$26,189	$19,386

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and nine months ended September 30, 2004 inventory write-downs totaled $0.6 million and $2.8 million, respectively. Inventory write-downs are a normal part of the Company’s business, and result primarily from product life cycle estimation variances.

Investment

Included in other assets, as of September 30, 2004 and December 31, 2003, is a cost investment in a private company with a carrying value of $3,000 and $360,000, respectively. The Company accounts for this investment, which does not have a readily determinable fair value, using the cost method, as the Company’s investment is less than 20% and the Company is unable to exercise significant influence over the investee, and the Company is not a primary beneficiary. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. The Company performed an impairment review and determined that this asset has realized an other than temporary decline during the third quarter of 2004. Accordingly, the value of the investment was written down to its net realizable value.

Income Taxes

The Company uses the estimated effective tax rate for the year to determine its provision for income taxes. The Company recorded income tax expense of $1.1 million for the three months ended September 30, 2004 compared to $0.9 million for the same period last year. The Company’s estimated effective tax rate was 35.9% and 34.0% during the three months ended September 30, 2004 and 2003, respectively. The Company recorded income tax expense of $2.9 million for the nine months ended September 30, 2004 compared to $2.0 million for the same period last year. The Company’s estimated effective tax rate was 34.7% and 34.0% during the nine months ended September 30, 2004 and 2003, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended September 30, 2004 and 2003, approximately 554,000 and 1,037,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the nine months ended September 30, 2004 and 2003, approximately 993,000 and 1,041,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Earnings per share for the three and nine months ended September 30, 2004 and 2003 are calculated as follows (in thousands, except per-share amounts):

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
BASIC
Net income	$1,928	$1,667	$5,394	$3,808

Weighted-average common shares outstanding	13,496	13,751	13,566	13,648

Basic earnings per share	$0.14	$0.12	$0.40	$0.28

DILUTED
Net income	$1,928	$1,667	$5,394	$3,808

Weighted-average common shares outstanding for basic	13,496	13,751	13,566	13,648
Dilutive effect of stock options and restricted stock	533	394	436	289

Weighted-average common shares outstanding on a diluted basis	14,029	14,145	14,002	13,937

Diluted earnings per share	$0.14	$0.12	$0.39	$0.27

Comprehensive Income

The components of comprehensive income are listed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income	$1,928	$1,667	$5,394	$3,808
Other comprehensive income (loss):
Foreign currency translations	717	26	(448)	484

Comprehensive income:	$2,645	$1,693	$4,946	$4,292

Treasury Stock

The Company purchased 445,807 shares of its common stock at a cost of $5.9 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company purchased 38,701 shares of its common stock at a cost of $372,000. The Company holds shares purchased from the open market as treasury stock which are available for reissue by the Company.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

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

In March 2004, the EITF reached a consensus on EITF 03-01. “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance to determine when an investment is considered to be impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also requires disclosure related to unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance was effective for other-than-temporary impairment evaluations in the third quarter of 2004. The Company considered this guidance in its evaluation of its cost investment in a private company. During the third quarter of 2004, the Company recorded a $357,000 other-than-temporary impairment in its investment. The other provisions of EITF 03-01, which principally consist of disclosure requirements, are not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows.

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

Goodwill information for each reporting unit is as follows (in thousands):

	September 30, 2004	December 31, 2003
United States	$1,191	$1,191
International	2,149	2,157

Total Goodwill	$3,340	$3,348

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets consist principally of distribution rights, patents, trademarks, purchased technologies and capitalized software costs. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to ten years.

Information regarding the Company’s other intangible assets is as follows (in thousands):

	September 30, 2004	December 31, 2003
Gross Carrying amount:
Distribution rights	$2,938	$2,597
Patents	3,736	3,294
Trademarks	128	538
Technology	780	780
Capitalized Software	769	504
Other	1,049	1,049

Total Gross carrying amount	$9,400	$8,762

Accumulated amortization:
Distribution rights	$2,616	$2,562
Patents	1,412	1,228
Trademarks	50	100
Technology	390	273
Capitalized Software	210	143
Other	1,036	1,025

Total accumulated amortization	$5,714	$5,331

Net carrying amount:
Distribution rights	$322	$35
Patents	2,324	2,066
Trademarks	78	438
Technology	390	507
Capitalized Software	559	361
Other	13	24

Total net carrying amount	$3,686	$3,431

Amortization expense for the three and nine months ended September 30, 2004 was approximately $0.2 million and $0.4 million, respectively. Amortization expense for the three and nine months ended September 30, 2003 was approximately $0.3 and $0.8 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows (in thousands):

2004 (remaining three months)	$159
2005	627
2006	621
2007	504
2008	465
2009	465

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Policy for Derivatives

Depending on the predictability of the cash flows of each operating currency, the Company periodically enters into foreign currency exchange contracts with contract terms normally lasting less than six months, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables and other assets and liabilities. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in other income.

The Company’s currency exposures are primarily concentrated in the Euro and British Pound. The Company does not enter into financial instruments for speculation or trading purposes. At September 30, 2004, the Company had one outstanding foreign currency exchange contract with a notional amount of $2.3 million, and an unrealized gain of approximately $30,000 which was recorded in other income. There were no outstanding foreign currency contracts at December 31, 2003.

During 2003 the Company periodically invested in 30 day Dual Currency Deposits which required the Company to convert the invested amount to another currency at the end of the contract period in the event certain changes occurred in foreign currency exchange rates. No such investments were made in 2004 and none were outstanding as of September 30, 2004 and December 31, 2003.

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

The Company’s sales to external customers and long-lived tangible assets by geographic area are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
United States	$18,473	$17,702	$53,927	$51,021
International:
Netherlands	9,715	3,768	19,790	10,416
United Kingdom	6,319	3,776	16,660	9,302
France	1,061	1,173	3,442	3,155
Germany	1,599	906	4,439	3,454
All Other	2,880	2,975	8,411	7,583

Total International	21,574	12,598	52,742	33,910

Total Net Sales	$40,047	$30,300	$106,669	$84,931

	September 30, 2004	December 31, 2003
Long-lived Tangible Assets
United States	$2,829	$3,002
International	1,303	1,918

Total	$4,132	$4,920

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Specific identification of customer location was the basis used for attributing revenues from external customers to individual countries.

Foreign currency transaction losses of $181,000 and gains of $73,000 were included in other income for the three months ended September, 2004 and 2003, respectively. Foreign currency transaction gains of $309,000 and $199,000 were included in other income for the nine months ended September, 2004 and 2003, respectively.

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

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Nine Months Ended September 30, 2004	$95,005	$232,321	$(137,453)	$189,873
Nine Months Ended September 30, 2003	$95,005	$94,243	$(94,243)	$95,005

During the nine months ended September 30, 2004 there were several distinct warranty issues that came about during the normal course of business. All but one of the issues have been resolved, and the Company does not believe there is any remaining exposure relating to the other warranty issues. The increase in the warranty accrual at September 30, 2004 is due to the one remaining warranty issue, as well as increased sales.

Commitments and Contingent Liabilities

The Company and its subsidiaries are parties to lawsuits and claims arising in the normal course of its business. At the present time, there are two patent infringement lawsuits pending brought by the Company against third parties. In these actions, the Company is seeking money damages and injunctive relief. In one of these actions, the third party has filed suit against the Company seeking a declaration that certain of the Company’s patents are invalid and unenforceable. It is the opinion of management that such patents are valid and enforceable and the Company intends to defend against such suit vigorously. In addition, there is one action pending against the Company in which a trustee for the bankruptcy estate of a former service provider has alleged that the Company received preferential treatment in connection with certain payments made on its behalf by the service provider. The Company disagrees with these allegations and intends to vigorously defend itself against these allegations.

Furthermore, one of the Company’s subsidiaries filed a lawsuit against a former distributor of the subsidiary’s products seeking a recovery of monies wrongfully retained by the distributor. At September 30, 2004, these monies are primarily included in accounts receivable. The distributor filed a counterclaim against the subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for the subsidiary. The subsidiary has disagreed with these allegations and has vigorously defended itself against this counterclaim. In addition, this same distributor brought an action against another

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsidiary of the Company seeking damages for wrongful termination of agency agreements. The subsidiary has disagreed with these allegations and has vigorously defended itself against this lawsuit.

Finally, an ex-employee of one of the Company’s subsidiaries brought an action against the subsidiary seeking damages for wrongful termination. The subsidiary has disagreed with these allegations and has vigorously defended itself against this claim.

The Company does not believe that at this time it is probable that there will be an unfavorable outcome of any of the pending actions to which the Company or its subsidiaries are parties; accordingly, no reserve against receivables due the Company or its subsidiary and no amount for any potential loss contingency have been recorded in the consolidated financial statements. While it is the opinion of management that the Company’s products do not infringe any third party’s patent or other intellectual property rights, that the claims made against third parties have merit, and that the claims made against the Company or its subsidiaries are without merit, the costs associated with defending or pursuing any such claims or litigation could be substantial and amounts awarded against the Company as final judgments, if any, or amounts claimed by the Company or its subsidiaries being rejected by a court in any such potential or pending litigation, could have a significant and material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Subsequent Event

On October 1, 2004, the Company acquired SimpleDevices Inc. for approximately $12.5 million in cash, plus a performance-based payment of the Company’s unregistered common stock, tied to achieving certain future financial objectives. SimpleDevices, a privately held company based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our channels of distribution include international retail, U.S. retail, private label, OEMs, and cable and satellite service providers and companies in the computing industry. We believe that our universal remote control database is capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Beginning in 2002, we began selling our Nevo software to a third-party supplier of personal digital assistants (PDAs). The current version being sold includes digital media management functionality. We will continue to invest in this software platform. Future application of this software can be embedded into third-party hardware or our own hardware.

Beginning in 1986 and continuing today, we have compiled an extensive library of over 190,000 IR codes that cover over 2,300 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices, or manufacturers’ specifications, to ensure the accuracy and integrity of the database. Our proprietary software and know-how permit IR codes to be compressed before being loaded into our products. This provides significant cost and space efficiencies that enable us to include more useful codes and features in the memory space of the wireless control device than are included in the products of our competitors. We have developed a patented technology that provides the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.

On October 1, 2004 we acquired SimpleDevices Inc. for approximately $12.5 million in cash, plus a performance-based payment of our unrestricted common stock, tied to achieving certain future financial objectives. The acquisition of SimpleDevices further builds our strategic vision for delivering seemless digital media connectivity. In addition, the acquisition enables us to further extend our wireless control and network technology portfolio.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Cost of sales	60.6	60.9	61.2	61.4

Gross profit	39.4	39.1	38.8	38.6
Research and development expenses	4.6	4.0	3.9	4.2
Selling, general and administrative expenses	26.6	27.3	27.6	28.2

Operating expenses	31.2	31.3	31.5	32.4

Operating income	8.2	7.8	7.3	6.2
Interest income, net	0.7	0.4	0.5	0.5
Other (expense) income	(1.4)	0.1	(0.1)	0.1
Income before income taxes	7.5	8.3	7.7	6.8
Provision for income taxes	2.7	2.8	2.6	2.3

Net income	4.8%	5.5%	5.1%	4.5%

Third Quarter 2004 versus Third Quarter 2003

	2004		2003
	$ (million)	% of total	$ (million)	% of total
Net sales:
Technology	$27.5	68.7%	$19.3	63.7%
Retail	12.5	31.3%	11.0	36.3%

Total net sales	$40.0	100.0%	$30.3	100.0%

Net sales for the 2004 third quarter were $40.0 million, an increase of 32.2% compared to $30.3 million for the same quarter last year. This increase relates to an increase in subscription broadcasting sales and European retail sales and the appreciation of the Euro relative to the US Dollar.

Net sales in our technology lines (subscription broadcasting, OEM, private label and computing companies) were approximately 68.7% of net sales for the third quarter of 2004 compared to 63.7% for the third quarter of 2003. Net sales in our technology lines for the third quarter of 2004 increased by 42.5% to $27.5 million from $19.3 million for the same period last year. The increase in technology sales was principally due to growth in subscription broadcasting and our global OEM business, which resulted from an increase in volume of remote control sales. The increase in volume was attributable to the continued deployment of advanced function set-top boxes by the service operators. These advanced functions include personal video recording (PVR), video-on-demand (VOD), and high definition (HD) television. This volume increase was partially offset by lower prices.

Net sales in our retail lines (One For All® international and direct import) accounted for approximately 31.3% of total third quarter 2004 net sales compared to 36.3% for the corresponding period in 2003. Our net sales for the 2004 third quarter from our retail customers were $12.5 million, an increase of 14.1% from net sales of $11.0 million for the same quarter last year. The improvement in retail sales was due to an increase in sales of our Sky-branded digital accessories, One For All® remote controls, audio-video accessories as well as the strengthening of the Euro and British Pound compared to the U.S. Dollar.

Gross profit for the third quarter of 2004 was $15.8 million compared to $11.8 million for the third quarter of 2003. Gross profit as a percent of sales for the third quarter of 2004 was 39.4% compared to 39.1% for the same period last year. The increase is primarily attributable to the strengthening of the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase of approximately $1.0 million of gross profit and added 1.4% to the gross profit rate. This item was partially offset due to retail sales, which generally have a somewhat higher gross profit rate, being a smaller percentage of our total business.

Research and development expenses increased 53.3% from $1.2 million in the third quarter of 2003 to $1.8 million for the same period in 2004. Reasons for the increase include continued expansion of the Nevo platform and development of audio-video accessories for sale in our retail channel.

Selling, general and administrative expenses increased 29.3% from $8.2 million in the third quarter of 2003 to $10.7 million for the same period in 2004. Approximately $0.8 million of the increase was attributable to performance-based employee bonuses, $0.7 million to Sarbanes-Oxley compliance efforts, $0.4 million to appreciation of the Euro relative to the U.S. Dollar, and $0.3 million to payroll and benefits.

In the third quarter of 2004, we recorded $261,000 of interest income compared to $106,000 for the same period last year. This increase is due to higher money market rates in Europe, an investment in a certificate of deposit and a higher average cash balance.

For the third quarter of 2004, other expense was $551,000 as compared to $29,000 of other income for the same period last year. Approximately $357,000 of expense was the result of our write-down of an investment in a private company, and $182,000 of expense resulted from foreign currency exchange losses.

We recorded income tax expense of $1.1 million for the third quarter of 2004 compared to $0.9 million for the same period last year. Our estimated effective tax rate was 35.9% during the three months ended September 30, 2004 and 34.0% during the three months ended September 30, 2003. The increased rate included the impact of the expiration of the federal R&D income tax credit on June 30, 2004. Recent legislation re-instated the R&D tax credit into law, retroactively, on October 4, 2004. As a result, our tax expense included a charge of approximately $38,000 in the third quarter of 2004 and we will recognize a credit for the same amount in the fourth quarter of 2004 when the benefit of the R&D income tax credit is recorded. Consequently, this issue will not effect our effective tax rate for the year.

Net income for the third quarter of 2004 was $1.9 million or $0.14 per share (basic and diluted) compared to $1.7 million or $0.12 per share (basic and diluted) for the third quarter of 2003.

Nine Months ended September 30, 2004 versus Nine Months ended September 30, 2003

	2004		2003
	$ (million)	% of total	$ (million)	% of total
Net sales:
Technology	$71.9	67.4%	$58.5	68.9%
Retail	34.8	32.6%	26.4	31.1%

Total net sales	$106.7	100.0%	$84.9	100.0%

Net sales for the nine months ended September 30, 2004 were $106.7 million, an increase of 25.6% compared to $84.9 million for the same period last year. This increase relates to an increase in subscription broadcasting sales and European retail sales and the appreciation of the Euro relative to the US dollar.

Net sales in our technology lines (subscription broadcasting, OEM, private label and computing companies) were approximately 67.4% of net sales for the nine months ended September 30, 2004 compared to 68.9% for the same period of 2003. Net sales in our technology lines for the nine months ended September 30, 2004 increased by 23.0% to $71.9 million from $58.5 million for the same period last year. The increase in technology sales was principally due to growth in subscription broadcasting as well as our global OEM business, which resulted from an increase in volume of remote control sales. The increase in volume was attributable to the continued deployment of advanced function set-top boxes by the service operators. These advanced functions include personal video recording (PVR), video-on-demand (VOD), and high definition (HD) television. This volume increase was partially offset by lower prices.

Net sales in our retail lines (One For All® international and direct import) accounted for approximately 32.6% of total net sales for the nine months ended September 30, 2004, compared to 31.1% for the corresponding period in 2003. Our net sales for the nine months ended September 30, 2004 from our retail customers were $34.8 million, an increase of 31.4% from net sales of $26.4 million for the same period last year. The improvement in retail sales was due to an increase in sales of our Sky-branded digital accessories, audio-video accessories, One For All® remote controls as well as the strengthening of the Euro and British Pound relative to the U.S. Dollar.

We expect retail revenue to be a greater percentage of total revenue in the fourth quarter of 2004 as compared to the third quarter of 2004 primarily due to the cyclic nature of the retail business and the expansion of our European retail distribution channel.

Gross profit for the nine months ended September 30, 2004 was $41.3 million compared to $32.8 million for the same period of 2003. Gross profit as a percent of sales for the nine months ended September 30, 2004 was 38.8%

compared to 38.6% for the same period last year. The increase is primarily attributable to the strengthening of the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase of approximately $2.9 million of gross profit and added 1.6% to the gross profit rate. This item was partially offset by increased inventory write-downs of $1.1 million. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.

Research and development expenses increased 15.6% from $3.5 million in the nine months ended September 30, 2003 to $4.1 million for the same period in 2004. Reasons for the increase include continued expansion of the Nevo platform and development of audio-video accessories for sale in our retail channel.

Selling, general and administrative expenses increased 22.7% from $24.0 million in the nine months ended September 30, 2003 to $29.5 million for the same period in 2004. Approximately $1.4 million of the increase was attributable to performance-based employee bonuses, $1.2 million to appreciation of the Euro relative to the U.S. Dollar, $1.1 million to Sarbanes-Oxley compliance efforts, $0.5 million to outside legal fees related to patent infringement suits, $0.4 million to delivery and freight related to higher volume, $0.4 million to payroll and benefits, and $0.3 million to recruiting and training costs.

In the nine months ended September 30, 2004, we recorded $0.5 million of interest income, compared to $0.4 million for the same period last year. This increase is due to higher money market rates in Europe, an investment in a certificate of deposit and a higher average cash balance in 2004.

For the nine months ended September 30, 2004, other expense amounted to $57,000 as compared to $95,000 of other income for the same period last year. Approximately $357,000 of expense was the result of our write-down of an investment in a private company. This was offset by $309,000 of income that resulted from foreign currency exchange gains.

We recorded income tax expense of $2.9 million for the nine months ended September 30, 2004 compared to $2.0 million for the same period last year. Our estimated effective tax rate was 34.7% during the nine months ended September 30, 2004 and 34.0% during the nine months ended September 30, 2003. The increased rate included the impact of the expiration of the federal R&D income tax credit on June 30, 2004. Recent legislation re-instated the R&D tax credit into law, retroactively, on October 4, 2004. As a result, our tax expense included a charge of approximately $38,000 in the third quarter of 2004 and we will recognize a credit for the same amount in the fourth quarter of 2004 when the benefit of the R&D income tax credit is recorded. Consequently, this issue will not effect our effective tax rate for the year.

Net income for the nine months ended September 30, 2004 was $5.4 million or $0.40 per share (basic) and $0.39 per share (diluted) compared to $3.8 million, or $0.28 per share (basic) and $0.27 per share (diluted) for the same period last year.

Liquidity and Capital Resources

(In thousands)

	September 30, 2004	Increase (decrease)	December 31, 2003
Cash and cash equivalents	$53,960	$(4,521)	$58,481
Working capital	83,618	1,427	82,191

	Nine months ended		Nine months ended
	September 30, 2004	Increase (decrease)	September 30, 2003
Cash provided by operating activities	$4,916	$(6,824)	$11,740
Cash (used for) provided by investing activities	(4,697)	(24,784)	20,087
Cash (used for) provided by financing activities	(4,488)	(7,319)	2,831
Effect of exchange rate changes	(252)	382	(634)

Our principal source of funds is operations. Cash provided by operating activities for the first nine months of 2004 was $4.9 million as compared to $11.7 million in the corresponding period in 2003. The decrease in operating cash flow is primarily due to the increase in inventories.

On October 1, 2004, we acquired Simple Devices Inc. for approximately $12.5 million in cash.

In September 2003, we terminated our $15,000,000 unsecured revolving credit agreement with Bank of America National Trust and Savings Association. On September 15, 2003, we entered into a three-year $15,000,000 unsecured revolving credit agreement (the “Agreement”) with Comerica Bank (“Comerica”). Under the Agreement with Comerica, the interest payable is variable and is based on either the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2004 using the LIBOR Rate option plus a fixed margin of 1.25% was 3.09%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line, depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Agreement, dividend payments are allowed in an amount up to 100% of net income of the prior fiscal year period and must be paid within 90 days after the end of such prior year; we also are subject to certain financial covenants related to the Company’s net worth, quick ratio, and net income. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2004, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of September 30, 2004, we are in compliance with all financial covenants required by the agreement.

We have authority under this credit facility to acquire up to 1,500,000 shares of our common stock in market purchases. Between the date of execution of the credit agreement and September 30, 2004, 491,543 shares of our common stock have been purchased. In the first nine months of 2004, we purchased 445,807 shares of our common stock at a cost of $5.9 million. We hold these shares as treasury stock, and they are available for reissue by us. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, during the nine months ended September 30, 2004, we received proceeds of approximately $0.8 million from the exercise of stock options, as compared to approximately $3.2 million during the same period in 2003.

Capital expenditures in the first nine months of 2004 and 2003 were approximately $1.9 million and $1.9 million, respectively. These expenditures related primarily to acquiring product tooling each year.

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

New Accounting Pronouncements

In November 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after September 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our financial position, results of operations, or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 established new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

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

Dependence upon Key Suppliers

Most of the components used in our products are available from multiple sources; however, we have elected to purchase integrated circuit components used in our products, principally our wireless control products, and certain other components used in our products, from two main sources, each of which provides in excess of ten percent (10%) of the microprocessors used in our products. We have identified alternative sources of supply for these integrated circuit components. However, there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain some inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.

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

Potential Fluctuations in Quarterly Results

Our quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of our new product offerings and those of our competitors and the loss or acquisition of any significant customers. Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. Factors such as quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate substantially. We (i) may from time to time increase our operating expenses to fund greater levels of research and development, increase our sales and marketing activities, develop new distribution channels, improve our operational and financial systems and broaden our customer support capabilities; (ii) may incur significant operating expenses associated with any new acquisitions; and (iii) may incur significant operating expenses in our efforts to comply with various government regulations. To the extent such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be materially adversely affected.

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

Due to all of the foregoing factors, in some future quarters our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

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

Dependence on Major Customers

The economic strengths and weaknesses of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, South Africa, Australia, and Argentina currently representing our principal foreign markets. During the first three quarters of 2004 and the year ended 2003, we had sales to one customer that amounted to more than ten percent of our net sales for the respective period. In addition, for the same periods, we had sales to a customer and its sub-contractors, that when combined, exceeded 10% of net sales for the respective period. The future loss of these customers or any other key customer, either in the United States or abroad, due to the financial weakness or bankruptcy of any such customer or to our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.

Integration of SimpleDevices

On October 1, 2004, we acquired SimpleDevices Inc. for approximately $12.5 million in cash, plus a performance-based payment of our unregistered common stock, tied to achieving certain future financial objectives. SimpleDevices, a privately held company based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. While it is our current belief that this acquisition will breakeven in 2004 and be accretive in 2005, such success will depend upon (i) our ability to bring SimpleDevices’ products to market in a timely and cost effective manner; (ii) the market accepting SimpleDevices’ products and technology to the extent anticipated by us; (iii) our ability to integrate SimpleDevices’ products and business into our own product offerings and business in a cost effective manner; and (iv) our ability to control the overall costs associated with SimpleDevices in the manner we anticipate. The failure of any of these items could have a material effect on our financial condition, results of operations and cash flows.

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

At the present time, we have filed two lawsuits against third parties. In these actions, we are seeking money damages and injunctive relief for infringement of certain of our intellectual property. In one of these actions, the third party has filed a counterclaim against us seeking a declaration that certain of our patents are invalid and unenforceable. It is our opinion that our patents are valid and enforceable, and we intend to defend against such counterclaim vigorously. In addition, there is one action pending against us in which a trustee for the bankruptcy estate of a former service provider has alleged that we received preferential treatment in connection with certain payments made on our behalf by the service provider. We disagree with these allegations and intend to vigorously defend ourselves against them. Furthermore, one of the Company’s subsidiaries filed a lawsuit against a former distributor of the subsidiary’s products seeking a recovery of monies wrongfully retained by the distributor. At September 30, 2004, these monies are primarily included in accounts receivable. The distributor filed a counterclaim against the subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for the subsidiary. The subsidiary disagrees with these allegations and has vigorously defended itself against this counterclaim. In addition, this same distributor brought an action against another subsidiary of the Company seeking damages for wrongful termination of agency agreements. The subsidiary disagrees with these allegations and has vigorously defended itself against this lawsuit. Finally, an ex-employee of one of the Company’s subsidiaries brought an action against the subsidiary seeking damages for wrongful termination. The subsidiary disagrees with these allegations and has vigorously defended itself against this claim.

At this time, we do not believe that it is probable that there will be an unfavorable outcome of any of the pending actions to which we or our subsidiaries are parties; accordingly, we have not recorded a reserve against receivables due us or our subsidiary, nor have we recorded an amount for any potential loss contingency in our consolidated financial statements. While it is our opinion that our products do not infringe any third party’s patent or other intellectual property rights, that we have valid claims against those parties that we have sued, and that the claims made against us or our subsidiaries are without merit, the costs associated with defending or pursuing any such claims or litigation, including the matters discussed in this Quarterly Report on Form 10-Q, could be substantial and amounts awarded against us as final judgments, if any, or amounts for which we made claims being rejected by a court in any such potential or pending litigation, could have a significant and material adverse effect on our financial condition, results of operations, or cash flows.

International Operations

The risks of doing business internationally could adversely affect our sales, operations, earnings and cash flows due to a variety of factors, including, but not limited to:

•	changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

•	currency fluctuations affecting sales, particularly in the Euro and British Pound, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	currency fluctuations affecting costs, particularly the Euro, the British Pound and the Chinese Yuan, which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry; and;

•	natural and medical disasters.

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

Impact of Oil Prices

The company has an exposure to oil prices in two forms. The first is in the prices of the oil-based materials that the company uses in its products, which are primarily the plastics and other components that it includes in its finished remotes and audio-video accessories. The second form is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. We record freight-in in cost of sales, and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.

Increased Regulation

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. While the Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is risk that the Company will not comply with all of the requirements imposed by Section 404. If the Company fails to have an effectively designed and operating system of internal control, it will be unable to comply with the requirements of SEC 404 in a timely manner. If the Company does not effectively complete its assessment or if its internal controls are not designed or operating effectively, its external auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal control or may issue a qualified opinion on the effectiveness of the company’s internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause the market price of the Company’s Common Stock to decline and make it more difficult for the Company to finance its operations.

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

We will continue enhancing our leadership position in our core business by developing custom products for our subscription broadcasting, OEM, retail and computing customers, growing our capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies and developing new platform products. We also are developing new ways to enhance remote controls and other accessory products.

During the third quarter of 2004, we continued to develop new products featuring our Kameleon interface technology, a revolutionary display technology that provides ease of use by illuminating only the active keys needed to control each entertainment device. We also continued development of our Nevo technology, an embedded solution that transforms an electronic display (such as HP’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0 was launched in July of 2004 as a feature on a series of HP’s handheld devices. Building on this platform, we expect to use Nevo 2.0 technology in a new product named “Nevo SL” which we expect to ship in the first quarter of 2005. This product is in a form factor designed for the home. In addition, we are working on product line extensions to One For All® audio/video accessories which include antennas, television brackets and cleaning equipment.

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

On October 1, 2004, the Company acquired SimpleDevices Inc. for approximately $12.5 million in cash, plus a performance-based payment of our unregistered common stock, tied to achieving certain future financial objectives. SimpleDevices, a privately held company based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging and we look to build upon these relationships and the software’s potential in future product and customer announcements. In addition, we will continue our efforts to identify additional complimentary external investment opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving credit agreement with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At September 30, 2004, we had no borrowings on our credit line. The interest rate in effect on the credit line as of September 30, 2004 using the LIBOR Rate option plus a fixed margin of 1.25% was 3.09%.

At September 30, 2004 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposures to changes in exchange rates. Changes in local currencies exchange rates relative to the U.S. Dollar, and in some cases, to each other, may positively or negatively affect our sales, gross margins, net income and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. Contract terms for the foreign currency exchange agreements normally last less than six months. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at September 30, 2004, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from September 30, 2004, fourth quarter net income and cash flows would fluctuate by approximately $0.4 million and $2.0 million, respectively. Because of the foregoing factors (discussed under this caption “Quantitative And Qualitative Disclosures About Market Risk” and above under the caption “Factors That May Affect Financial Condition And Future Results”), as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In 2002, one of the Company’s subsidiaries brought an action against a former distributor of the subsidiary’s products seeking a recovery of monies wrongfully retained by the distributor. At September 30, 2004, these monies are primarily included in accounts receivable. The distributor filed a counterclaim against the subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for the subsidiary. The subsidiary disagrees with these allegations and has vigorously defended itself against this counterclaim. In addition, this same distributor brought an action against another subsidiary of the Company seeking damages for wrongful termination of agency agreements. The subsidiary has disagreed with these allegations and has vigorously defended itself against this lawsuit.

In 2003, an ex-employee of one of the Company’s subsidiaries has brought an action against the subsidiary seeking damages for wrongful termination. The subsidiary disagrees with these allegations and intends to vigorously defend itself against this claim.

The Company does not believe that at this time it is probable that there will be an unfavorable outcome of any of the pending actions to which the Company or its subsidiaries are parties; accordingly, no reserve against receivables due the Company or its subsidiary and no amount for any potential loss contingency have been recorded in the consolidated financial statements.

     In addition to the above, there were no material developments or terminations with respect to any previously reported legal proceeding, during the period covered by this report. Reference is made to the description of the legal proceedings in Note 19 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for information regarding reportable legal proceedings pending as of that date.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchased 10,517 shares of its common stock at a cost of approximately $172,000 during the fiscal quarter ended September 30, 2004. During the fiscal quarter ended September 30, 2003, the Company did not purchase any shares of its common stock. Purchase information is set forth by month in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Total Number of Shares
			Purchased as Part of	Maximum Number of Shares
	Total Number	Average	Publicly Announced Plans	that May Yet Be Purchased
	of Shares	Price Paid	or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2004 - July 31, 2004	—	N/A	N/A	N/A
August 1, 2004 - August 31, 2004	—	N/A	N/A	N/A
September 1, 2004 - September 30, 2004	10,517	$16.36	N/A	N/A

Total Q3 2004	10,517	$16.36	N/A	N/A

July 1, 2003 - July 31, 2003	—	N/A	N/A	N/A
August 1, 2003 - August 31, 2003	—	N/A	N/A	N/A
September 1, 2003 - September 30, 2003	—	N/A	N/A	N/A

Total Q3 2003	—	N/A	N/A	N/A

(1)	None of the Company’s purchases of its common stock during the fiscal quarter ended September 30, 2004 or September 30, 2003 was made pursuant to a publicly announced plan or program. Common stock purchases are made in open-market transactions, and shares purchased are held as treasury stock available for reissue by the Company.

Item 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bernard J. Pitz, Chief Financial Officer of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bernard J. Pitz, Chief Financial Officer of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	Universal Electronics Inc.

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