Form 10-K
period 2004-12-31
UNIVERSAL ELECTRONICS INC
filed 2005-03-16
CIK 101984

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___to ___

Commission File Number: 0-21044

UNIVERSAL ELECTRONICS INC .

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

Yes ☑ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter: $231,918,872. As of March 14, 2005, 13,529,279 shares of Common Stock, par value $.01 per share, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on June 15, 2005 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2005.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2004.
Exhibit Index appears on page 70. This document contains 80 pages.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2004

PART I

ITEM 1. BUSINESS

Business of Universal Electronics Inc.

Universal Electronics Inc. was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices are located at 6101 Gateway Drive, Cypress, California 90630. As used herein, the terms “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.

Universal Electronics Inc., based in Southern California, develops firmware, software and turnkey solutions designed to enable consumers to wirelessly connect and control devices and digital media in an increasingly complex home environment. Our primary markets include original equipment manufacturers (OEMs) in consumer electronics and personal computing, as well as multiple system operators in the cable and satellite subscription broadcasting markets. Over the past 17 years, we have developed a broad portfolio of patented technologies and the industry’s leading database of home connectivity software that we license to our customers, including many leading Fortune 500 companies. In addition, we sell our universal wireless control products and other audio/visual accessories through our European headquarters in The Netherlands, and to distributors and retailers in Europe, Asia, Latin America, South Africa, Australia, New Zealand, the Middle East, and Mexico under the One For All® brand name. More information about us can be obtained at www.uei.com.

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

General Business Information

We have developed a broad line of easy-to-use, pre-programmed universal wireless control products that are marketed principally for home video and audio entertainment equipment through various channels of distribution, including retail, private label, OEMs, cable and satellite service providers and to companies in the computing industry. We believe that universal wireless controls can operate virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Beginning in 1986 and continuing today, we have compiled an extensive library that covers nearly 204,000 individual device functions and over 2,400 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or written specifications to ensure the accuracy and integrity of the database. Our proprietary software and know-how permit IR codes to be compressed before being loaded into our products. This provides significant cost and space efficiencies that enable us to include more codes and features in the memory space of the wireless control device than are included in the similarly priced products of our competitors. We have developed a patented technology that provides the capability to easily upgrade the memory of the wireless control device by adding IR codes from our library that were not originally included.

On October 1, 2004, we acquired SimpleDevices Inc. for approximately $12.8 million in cash including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future, if certain financial objectives are achieved. SimpleDevices, based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.

Products

     We introduced our first product, the One For All®, in 1987. Since then our product lines have grown. Our family of products includes universal standard and touch screen remote controls, wireless keyboards, game controllers, antennas, and various audio/video accessories, as well as custom and customizable microcontrollers that include our library of IR codes, proprietary software, and digital media control software. We also earn revenue by licensing our library of IR codes and proprietary software. These products cover a broad spectrum of suggested prices and performance capabilities. We sell our customized products to international retailers and distributors, consumer electronic accessory suppliers, private label customers, computing and software companies, OEMs, cable operators and satellite service providers. Additionally, our products are sold to third-parties, who resale the products under the One For All® brand name and/or their customers’ respective private label brands. Our products are capable of controlling a multitude of audio and video devices, including, but not limited to, TVs, VCRs, DVD players, cable converters, CD players, satellite receivers, laser disc players, amplifiers, tuners, turntables, cassette players, digital audio tape players, surround sound systems, digital media systems, and most home automation control modules.

Each of our wireless control devices is designed to simplify the use of video, audio and other devices. To appeal to the mass market, the number of buttons is minimized to include only the most popular functions. Our remotes are also designed for ease of set-up. For most of our products, the consumer simply inputs a four-digit code for each video or audio device to be controlled. Each remote contains a RAM, a ROM, or a combination of ROM and EEPROM chips. The RAM and the ROM and EEPROM combination products allow the remote to be upgraded with additional codes, one of our patented features. We also adopted a flash-based chip architecture that eliminates the need for EEPROM. Another patented ease of use feature we offer in several of our products is our user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.

By providing our wireless control technology in many forms, including finished products and microcontrollers on which our software is embedded, we can meet the needs of our customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate our technology.

During 2004, we continued our product innovation by launching several new products based on the two new technology platforms developed in 2002; Nevo™, an embedded solution that transforms any electronic display (such as a PDA) into a sophisticated and easy-to-use wireless home control and automation device, and Kameleon™, a revolutionary display technology that provides ease of use by illuminating only keys needed to control each entertainment device. We also have a new line of audio and video accessories including digital antennas, signal boosters, television brackets, and audio and video cleaning products.

Distribution and Customers

Our products are sold to a wide variety of customers in numerous distribution channels. In the United States, we sell our products and/or license our proprietary technology to cable operators, satellite service providers, private label customers, consumer electronics accessory manufacturers and companies in the computing industry for resale under their respective brand names. In addition, we sell our wireless control products and license our proprietary technologies to OEMs for use in their products. We have also licensed certain of our proprietary technology to third parties and our One For All® brand name to a third party who in turn sells the products directly to certain domestic retailers. Outside of the United States, we sell remotes, other wireless control devices, and certain accessories under the One For All® and certain other brand names under private labels to retailers, and to other customers, through our international subsidiaries and distributors. We also sell our products and/or license our proprietary technology to OEMs, cable operators and satellite service providers internationally.

For the year ended December 31, 2004, we had sales to one customer, Comcast Communications, Inc., that represented more than 11% of our net sales for the year.

We provide subscription broadcasters, namely cable operators and satellite service providers both domestically and internationally, with our wireless control devices and integrated circuits on which our software is embedded, to support the demand associated with the deployment of digital set-top boxes and increased services. We also sell our universal wireless control devices and integrated circuits, on which our software is embedded, to OEMs that manufacture cable converters and satellite receivers for resale with their products.

We continue to pursue further penetration of the more traditional consumer electronics/OEM markets. Customers in these markets generally package our wireless control devices for resale with their audio and video home entertainment products (e.g. TVs, DVD and CD players, VCRs, personal digital media recorders, etc.). We also sell customized chips, which include our software and/or customized software packages, to these customers. Growth in this line of business has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, the increase in multimedia and interactive internet applications, and the increase in the number of OEMs. Additionally, we supply our Nevo® technology, an embedded system software for home control, to an OEM in the computing space.

We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. We will continue to add new sales people, as required, to support anticipated sales growth in these markets over the next few years. In addition, we continue to improve on our development processes to increase cost savings and to provide more timely delivery of our products to our customers.

In the international markets, One For All® brand name products accounted for 32.1%, 30.4%, and 26.3% of our sales for the years ended December 31, 2004, 2003, and 2002, respectively. Throughout 2004, we continued our retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico and selected countries in Asia and Latin America. We have seven international subsidiaries, Universal Electronics B.V., established in The Netherlands, One For All® GmbH and Ultra Control Consumer Electronics GmbH, both established in Germany, One for All® Iberia S.L., established in Spain, One For All® (UK) Ltd., established in the United Kingdom, One For All® Argentina S.R.L., established in Argentina, and One For All® France S.A.S., established in France. We use third party distributors in countries where we do not have subsidiaries.

Consumer Service and Support

We provide domestic and international consumer support to our various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers through our automated “InterVoice” system. Live agent help is also available through certain programs. We continue to review our programs to determine their value in enhancing and improving the sales of our products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added. In March 2003, our largest consumer service and support customer notified us that as a result of a merger, it would conduct all of its consumer service and support activities internally and ceased using the our services during the second quarter of 2003. Revenues from this customer for consumer service and support amounted to $0, $0.8 million, and $3.4 million in 2004, 2003 and 2002, respectively.

Raw Materials and Dependence on Suppliers

We utilize third-party manufacturers and suppliers in Asia, Mexico and the United States to produce our wireless control products. The number of third party manufacturers or suppliers that provided us in excess of 10% of our manufacturing services and/or components was two, three, and two for 2004, 2003 and 2002, respectively. In 2004, Computime and Samsung collectively represented 38.7% of our manufacturing services and components. In 2003, Computime, Jetta, and Samsung collectively represented 45% of our manufacturing services and components. In 2002, Jetta and Samsung collectively represented 27% of our manufacturing services and components. As in the past, we continue to evaluate alternative and additional third-party manufacturers and sources of supply.

During 2004, we continued to diversify our suppliers and maintain duplicate tooling for certain of our products. This has allowed us to stabilize our source for products and negotiate more favorable terms with our suppliers. In addition, where we can, we use standard parts and components, which are available from multiple sources. To continue to reduce our dependence on suppliers, we continue to seek additional sources of integrated circuit chips to help reduce the potential for manufacturing and shipping delays. In addition, we have included flash microcontroller technology in some of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed if necessary, thus potentially reducing excess or obsolete inventory exposure.

Patents, Trademarks and Copyrights

We own a number of United States and foreign patents related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. We had a total of 137 issued and pending patents at the end of 2004, an increase from 101 at the end of 2003. The life of our patents range from approximately four to eighteen years. We have also obtained copyright registration and claim copyright protection for certain of our proprietary software and libraries of IR codes. Additionally, the names of most of our products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases, we have elected common law trade secret protection in lieu of obtaining such protection.

Seasonality

Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. This pattern is expected to continue and the impact will fluctuate as the sales mix varies between consumer and business.

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Supplementary Data” for further details regarding our quarterly results.

Competition

Our principal competitors in the international retail and private label markets for our wireless controls include Philips, Thomson, and Sony as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. The SimpleDevices OEM product lines compete in part with those of Mediabolic, Digital 5, and Bridgeco. In the subscription broadcasting business line, we compete with various distributors in the United States and several of the larger set-top manufacturers, including Motorola and Scientific-Atlanta. The Nevo SL® product, which is scheduled for release in the second quarter of 2005, will compete in the custom electronics installation market against Crestron, AMX, RTI, Universal Remote Control, Philips, and many others. We compete in our markets on the basis of product quality, product features, price, intellectual property, and customer and consumer support. We believe that we will need to continue to introduce new and innovative products to remain competitive and to obtain and retain competent personnel to successfully accomplish our future objectives. Certain of our competitors have significantly larger financial, technical, marketing and manufacturing resources than we do, and there can be no assurance that we will remain competitive in the future.

Engineering, Research and Development

During 2004, our engineering efforts focused on modifying existing products and technologies to improve features, to lower costs, and to develop measures to protect our proprietary technology and general know-how. We continue to regularly update our library of IR codes to include IR codes for new features and devices introduced worldwide. Our library contains over 168,000 IR data codes, an increase from just over 141,000 data codes in 2003. We also continue to explore ways to improve our software to pre-program more codes into our memory chips and to simplify the upgrading of our wireless control products.

Also during 2004, our product development efforts focused on new and innovative wireless control and interface solutions resulting in the launch of new retail SKUs based on the Kameleon interface technology. We also broadened our product portfolio with solutions that address emerging technology sectors like home media distribution and home automation. These advanced technology development efforts focused on both industry-based standards as well as specific universal extensions that maximize the end user experience utilizing a set of heterogeneous protocols and technologies that exist in the modern home today. This environment is driving the need for simplification of these new protocols and devices, since they were originally engineered and targeted towards the enterprise customer. We created the Nevo® product offerings to simplify and manage the end user’s experience interacting with devices in the home — devices that may span over a decade, including traditional IR based devices, and the more complex TCP/IP consumer electronic devices utilizing both open and proprietary protocols.

We also developed technologies aimed at unifying traditional technologies that are encountered within a home, and emerging technologies. This allows consumers to deploy our solutions ranging from a simple IR based audio-visual stack to a modern digital media management experience allowing access to digital content such as music, pictures and videos.

SimpleDevices’ development was focused on the discovery of new, technologically advanced knowledge and more complete solutions to customer needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. If successful, these efforts will enable SimpleDevices to provide customers with reductions in design cycle times, lower costs, and improvements in integrated circuit design, product quality and overall functional performance. Additionally, these efforts will enable SimpleDevices to further penetrate existing markets, pursue new markets effectively and expand the business.

Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of our research and development projects will be successfully completed.

Our expenditures on engineering, research and development were:

(in millions):	2004	2003	2002
Research and Development	$5.9	$4.7	$4.5
Engineering	2.9	1.7	1.4

Total Engineering, Research and Development	$8.8	$6.4	$5.9

Environmental Matters

We believe we have materially complied with all currently existing federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2004, 2003 and 2002, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon our capital expenditures, earnings or financial condition.

We are committed to developing an infrastructure to support the control of hazardous substances. A fully integrated system with controls in product design and purchasing is being implemented internally.

We continue to work closely with our contract manufacturing base to move these manufacturers toward becoming Sony Green Partners and already work with one fully certified Green Partner. Our goal is to provide a choice of two options to our customers: Green and Non-Green. The Green option will be fully compliant with the RoHS (Restriction on Hazardous Substances) requirements defined by the EEC with tolerances defined at the component level. All Green production processes will be segregated physically from standard production processes to eliminate the possibility of contamination. We will offer subsets of the full Green requirement to accommodate the broad spectrum of customer needs.

Employees

At December 31, 2004, we employed approximately 296 employees, of whom 104 were in engineering and research and development, 59 in sales and marketing, 46 in consumer service and support, 30 in operations and warehousing and 57 in executive and administrative staff. None of our employees are subject to a collective bargaining agreement or represented by a union. We consider our employee relations to be good.

International Operations

Financial information relating to our international operations for the years ended December 31, 2004, 2003 and 2002 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 17”.

Available Information

Our Internet address is www.uei.com. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports as soon as reasonably practical after we electronically file such reports with the Securities and Exchange Commission. These reports can be found on our website under the caption “SEC Filings” on the Investor page. Investors also can obtain copies of our SEC filings from the SEC website at www.sec.gov.

ITEM 2. PROPERTIES

Our headquarters is located in Cypress, California. We utilize the following office and warehouse facilities:

		Square
Location	Purpose or Use	Feet	Status
Cypress, California	Corporate headquarters, warehouse, engineering, research and development	30,768	Leased, expires December 31, 2005

Twinsburg, Ohio	Consumer and customer call center	8,509	Leased, expires July 31,2005

Enschede, Netherlands	International headquarters and call center	18,292	Leased, expires September 1, 2007

San Mateo, California	SimpleDevice headquarters	9,000	Leased, expires October 31, 2005

In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements — Note 12” for additional information regarding our obligations under leases.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2000, we filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of our patents. On January 31, 2005, we announced resolution of this lawsuit by stating that the parties had entered into a Confidential Settlement Agreement in which Universal Remote Control agreed to license certain of our remote control patents.

On November 19, 2002, we filed suit against Intrigue Technologies, Inc., which was amended on February 13, 2004, alleging that Intrigue Technologies has infringed certain of our patents. In addition, Intrigue Technologies filed suit against us seeking a judgment to declare certain of our patents invalid, unenforceable and void and also alleging that we have violated federal antitrust laws with respect to our patent enforcement. On November 29, 2004, the parties announced that they had settled the various lawsuits when they entered into a Confidential Settlement Agreement which set forth an overall business relationship in which Logitech (Intrigue’s parent company) has licensed certain our technologies to be used in the Logitech Harmony line of advanced remote controls.

In 2002, one of our subsidiaries (One For All® S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivables. At December 31, 2004, the amounts due of $2.2 million is recorded as a long term asset in “other assets”. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV, One For All® Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. At this time, each of the subsidiaries disagrees with the allegations of the former distributor and has vigorously defended itself against the counterclaims. These proceedings are still in preliminary stages and the court appointed expert has not yet finalized his report to the court.

In 2003, an ex-employee of one of our subsidiaries brought an action against our subsidiary seeking damages in the amount of approximately $191,000 for wrongful termination. The subsidiary disagreed with these allegations and vigorously defended itself against this claim. In January 2005, judgment was rendered for the ex-employee awarding him approximately $26,000 in damages. In February 2005, the ex-employee filed a notice of appeal. It is our intention to seek a settlement of this matter with the ex-employee. If a settlement is not possible, our subsidiary will again vigorously defend itself.

On January 7, 2004, James D. Lyon, Trustee for the bankruptcy estate of Computrex, Inc. (“Trustee”) filed an action against us alleging that we received preferential treatment in connection with certain payments made on our behalf by Computrex. We have not yet answered this complaint and will not need to do so as this action is currently in abeyance while the Trustee appeals an adverse ruling against it in another matter having facts similar to those in the Trustee’s action against us. If and when we answer, we intend to deny all of the material allegations made against us and defend this matter vigorously.

There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. However, no assurances can be made as to the outcome of any of these matters, nor can we estimate the range of potential losses to us, except that with respect to all pending employment litigation matters, we have recorded a loss contingency of approximately $191,000 as of December 31, 2004.

We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.

Executive Officers of the Registrant*

The following table sets forth certain information concerning our executive officers as of March 14, 2005:

Name	Age	Position
Paul D. Arling	42	Chairman of the Board and Chief Executive Officer

Robert P. Lilleness	38	President and Chief Operating Officer

J. Stewart Ames	46	Senior Vice President of Sales, Product Development and Marketing

Paul J.M. Bennett	49	Senior Vice President, Managing Director, Europe

Richard A. Firehammer, Jr.	47	Senior Vice President, General Counsel and Secretary

Bernard J. Pitz	44	Senior Vice President, Chief Financial Officer, and Treasurer

*Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August of 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October of 2000 and appointed as Chairman in July 2001. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.

Robert P. Lilleness joined us as President and Chief Operating Officer in May 2001. Prior to joining us, he served as Vice President of Product Management and Marketing at Trilogy Software Inc. from June 1998 to May 2001 (a privately held company that develops and markets e-business software). Before Trilogy, he worked for Microsoft Corporation (NASDAQ: MSFT) from February 1993 to May 1998, in a number of marketing, management, and operational roles for networking and server products, including Windows NT Server and the Microsoft Back Office. Prior to working for Microsoft, he served as an auditor for Ernst and Young in Zurich, Switzerland. He received his undergraduate degree from the University of Puget Sound and holds an MBA from Harvard University.

J. Stewart Ames has been our Senior Vice President of Sales and Marketing since January 1999. Prior to this position, he served as our Vice President of Cable Sales from June 1987 to January 1999, directing the United States based sales force in selling universal wireless control products to multiple system operators. Before joining us in January 1991, he worked for three years as Sales Manager for Calmold, (a plastic injection molder in Southern California), managing its sales force and selling injection molding capacity for three factories to a variety of OEM businesses. Prior to Calmold, he held sales and sales management positions at Spirol International, (a manufacturer of specialty metal fasteners, assembly equipment and metal stampings), over a period of seven years. He received a BS Degree in Biology from Bates College in Lewiston, Maine.

Paul J.M. Bennett has been our Managing Director and a Senior Vice President, Managing Director, Europe since July 1996. Prior to joining us, he held various positions at Philips Consumer Electronics over a seven year period, first as Product Marketing Manager for the Accessories Product Group, initially set up to support Philip’s Audio division, and then as head of that division. He was educated at Terenure College and the College of Commerce in Dublin and completed his studies at University College, where he gained a Bachelor of Commerce Degree.

Richard A. Firehammer, Jr., Esq. has been our Senior Vice President since February 1999. He has been our Company’s General Counsel since October 1993 and Secretary since February 1994. He was our Vice President from May 1997 until August 1998. He was outside counsel to us from September 1998 until being rehired in February 1999. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm, Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He is admitted to the Bars in the State of Illinois and the State of Ohio. He is also a certified public accountant. He received a BS degree from Indiana University and a JD degree from Whittier College School of Law.

Bernard J. Pitz joined us as Senior Vice President and Chief Financial Officer and Treasurer in November 2003. On February 17, 2005, we issued a press release and filed a Form 8-K to announce Mr. Pitz’s resignation, effective March 1, 2005. Effective March 1, 2005, (and on March 7, 2005 we filed a Form 8-K announcing this agreement) Mr. Pitz agreed that he would continue his employment with us through March 31, 2005 to assist us in the completion of the annual audit of our financial statements for the year-ended December 31, 2004, including Sarbanes-Oxley compliance matters, and in the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2004. Prior to joining us, he served as Vice President of Finance for the worldwide frequency control business at Corning Incorporated. Prior to Corning, he spent 15 years at Motorola beginning in corporate audit and then progressing into positions of increasing responsibility in accounting and finance, including joint venture development in Latin America. While living in Beijing, China he served as the Senior Division Controller of the Greater China Cellular Subscriber Division. He started his career as an auditor for Touche Ross & Co. in Chicago, Illinois. He received his undergraduate degree in accounting from Northern Illinois University and has passed the CPA examination. He holds an MBA from the University of Chicago Graduate School of Business where he studied at both the Chicago campus and in Barcelona Spain.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the National Market of The NASDAQ Stock Market under the symbol UEIC.

The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock, as reported on the National Market of The NASDAQ Stock Market:

	2004		2003
	High	Low	High	Low
First Quarter	$13.33	$12.26	$10.75	$9.01
Second Quarter	17.94	12.60	14.25	9.15
Third Quarter	18.80	14.57	14.00	11.00
Fourth Quarter	19.43	16.60	13.84	11.30

The following table sets forth, for the periods indicated, our total stock repurchases, average price paid per share, and the maximum number of shares that may be purchased under our plans or programs:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet Be
			Publicly	Purchased
	Total Number of	Average	Announced	Under the
	Shares	Price Paid	Plans	Plans or
Period	Purchased	per Share	or Programs	Programs
1/1/04 - 1/31/04	55,090	$12.99	55,090	1,399,174
2/1/04 - 2/29/04	76,000	12.72	76,000	1,323,174
3/1/04 - 3/31/04	162,200	12.73	162,200	1,160,974
4/1/04 - 4/30/04	69,900	13.00	69,900	1,091,074
5/1/04 - 5/31/04	68,600	14.18	68,600	1,022,474
6/1/04 - 6/30/04	3,500	14.55	3,500	1,018,974
7/1/04 - 7/31/04	—	—	—	1,018,974
8/1/04 - 8/31/04	—	—	—	1,018,974
9/1/04 - 9/30/04	10,517	16.36	10,517	1,008,457
10/1/04 - 10/31/04	—	—	—	1,008,457
11/1/04 - 11/30/04	—	—	—	1,008,457
12/1/04 - 12/31/04	49,191	17.15	49,191	959,266

Total	494,998	$13.53	494,998

We repurchased shares during the year ended December 31, 2004 under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans and also to return cash to stockholders. This program authorizes repurchases in the open market. During the year ended December 31, 2003 our Board of Directors authorized $1.5 million for future repurchases of outstanding common stock. During the fourth quarter of 2004, we purchased 49,191 shares for an average purchase price of $17.15.

Our stockholders of record on March 14, 2005 numbered approximately 105. We have never paid cash dividends on our common stock, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business. In addition, the terms of our revolving credit facility limit our ability to pay cash dividends on our common stock. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 7.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(in thousands, except per share data)
Net sales	$158,380	$120,468	$103,891	$119,030	$124,740

Operating income	$13,540	$8,573	$6,981	$16,009	$18,242

Net income	$9,113	$6,267	$5,939	$11,286	$11,601

Earnings per share:

Basic	$0.67	$0.46	$0.43	$0.82	$0.84

Diluted	$0.65	$0.45	$0.42	$0.78	$0.78

Shares used in calculating earnings per share:

Basic	13,567	13,703	13,790	13,844	13,743

Diluted	14,100	14,007	14,163	14,523	14,941

Gross margin	38.9%	38.4%	40.1%	41.2%	41.3%

Operating margin	8.6%	7.1%	6.7%	13.4%	14.6%

Selling, general, administrative, research and development expenses as a % of sales	30.3%	31.3%	33.4%	27.8%	26.7%

Net income as a % of sales	5.8%	5.2%	5.7%	9.5%	9.3%

Return on average assets	6.8%	5.5%	6.1%	12.0%	13.9%

Working capital	$75,081	$82,191	$71,457	$67,422	$58,323

Ratio of current assets to current liabilities	3.1	3.7	5.3	5.5	3.5

Total assets	$140,285	$126,167	$100,016	$94,705	$93,766

Cash and cash equivalents	$42,472	$58,481	$18,064	$14,170	$9,309

Short-term investments	—	—	$22,500	$20,100	$11,500

Long-term debt	—	—	$41	$104	$163

Stockholders’ equity	$103,881	$95,171	$83,237	$79,702	$70,353

Book value per share (a)	$7.66	$6.89	$6.17	$5.78	$5.10

Ratio of liabilities to liabilities and stockholders’ equity	26.0%	24.6%	16.8%	15.8%	25.0%

(a)	Book value per share is defined as stockholders’ equity divided by common shares issued, less treasury stock.

A factor that affected the comparability of information between 2002 and 2001 was our implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002, which requires that goodwill no longer be amortized. In addition, the comparability between 2004 and 2003 is affected by the acquisition of SimpleDevices Inc. in the fourth quarter of 2004 (Note 20).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have developed a broad line of pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our channels of distribution include international retail, U.S. retail, private label, OEMs, cable and satellite service providers, and companies in the computing industry. We believe that our universal remote control database is capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Beginning in 1986 and continuing today, we have compiled an extensive library of over 168,000 IR codes that cover nearly 204,000 individual device functions and over 2,400 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.

Beginning in 2002, we began selling our Nevo® 1.0 software embedded on our chip to a third-party supplier of personal digital assistant devices (PDAs). Nevo 2.0® was launched in July of 2004. Building on this platform, we expect to use Nevo 2.0® technology in a new product named “Nevo SL®” which we expect to ship in the second quarter of 2005. Nevo SL® is a universal controller that delivers complete audio, visual and Wi-Fi digital media control for the networked home.

From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. (SimpleDevices) for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future if certain financial objectives are achieved, which has not been reflected as part of the purchase price as of December 31, 2004 since it is not probable that the performance metrics will be met.

The value we received from this acquisition relates primarily to SimpleDevices’ unique capabilities, as well as their complete and in-process technology. SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car. The company provides Universal Plug and Play (UPnP)-compatible software to transform common home devices into “connected” devices — that is, allow them to find, control and share entertainment media across a home network. UPnP is an architecture for pervasive peer-to-peer network connectivity of intelligent appliances, wireless devices, and PCs of all form factors. It is designed to bring standards-based connectivity to ad-hoc or unmanaged networks whether in the home, in a small business, public spaces, or attached to the Internet. UPnP is a distributed, open networking architecture that leverages TCP/IP and the Web technologies to enable seamless proximity networking in addition to control and data transfer among networked devices in the home, office, and public spaces.

The following is a description of the significant research and development projects that were under development at the acquisition date which comprised the aggregate IPR&D charge of $240,000:

SimpleWareTM Platforms — SimpleWareTM Platforms include SimpleCenterTM, SimpleDeviceTM, and SimpleSyncTM. These platforms are core software products for SimpleDevices, Inc. These Platforms provide flexible, standards-based software development kits and applications. The development kits enable OEMs to create customized device applications for different market demographics. SimpleWareTM Platform products and services include connected-device software, media server solutions, USB hardware reference designs, and content service solutions. The SimpleWareTM Platforms had been introduced into the market, were generating revenue, and had reached technological feasibility at the date of the acquisition, and were classified as core/developed technology. The IPR&D related to SimpleWareTM Platforms includes research and development efforts underway to significantly enhance certain features of this software. The associated IPR&D charge for this technology is $200,000.

SimpeWare Extensions - — SimpleWareTM Extensions include MediaShare, MediaSkins, MediaProvisioning, MediaExplorer, Digital Rights Management, and Ripping. SimpleWareTM Extensions are add-ons to the core software products, SimpleWareTM Platforms. The IPR&D related to SimpleWareTM Extensions includes research and development efforts underway to significantly enhance certain features of these add-ons. The associated IPR&D charge for this technology is $40,000.

Basis for In-Process R&D Valuation Assumptions

As noted above, the projects in development as of the acquisition date are expected to reach technological feasibility over a period of approximately six to twelve months subsequent to the acquisition date. Cash flows from the sale of software incorporating these technologies are expected to extend through the year 2009 and are forecasted using a product life cycle approach.

Factors considered in estimating cash flows include historical margin levels, budgeted margin levels, the migration of the acquired core/developed technology through subsequent advancements, the estimated life of the underlying technologies in each of the products, and the value contribution estimated to be associated with the technology and industry norms. In general, the estimated margins utilized in the valuation are reflective of the margins historically realized by SimpleDevices. Also reflective of historical experience, the margins are expected to increase over the product life cycle. The expectation for future selling, general and administrative expenses likewise are reflective of historical experience and the assumptions used in SimpleDevices’ enterprise valuation model. Research and development costs were forecasted for each IPR&D project based upon the costs required to bring the product to fruition and the additional costs associated with maintaining the product technology.

The expected operating margins for the IPR&D were reduced for contributory assets, including assessments for capital expenditures and working capital employed, as well as a return on both the tangible assets and the identified intangibles valued in the purchase price allocation.

The free cash flows (net of the various charges discussed above) generated by the in-process technologies in future periods were discounted to their net present value by applying a reasonable discount rate. The discount rate applied to the individual technologies was 24%. This discount rate reflects a “risk premium” of 2% over the weighted average cost of capital (WACC) of 22% computed for SimpleDevices. The WACC was determined based upon an analysis that considered selected industry data. The WACC represents a blended, after-tax cost of debt and equity, and was calculated using a capital asset pricing model.

Through the date of this report, there have been no events or changes in circumstances that suggest the assumptions used in the valuation of the IPR&D were not reasonable. SimpleDevices has continued its development of the in-process technologies and anticipates deploying these technologies in end-products in a timeframe and manner consistent with the projections used for valuation purposes.

Identifiable Intangibles and Goodwill

As discussed above, a portion of the SimpleDevices purchase price was allocated to identifiable intangibles and goodwill. Goodwill has an assigned value of approximately $7.1 million. The identifiable intangibles consist of core/developed technology, engineering service agreements and trademarks and trade names. As with the IPR&D, the values of these assets were determined using a Future Income approach, in context of the business enterprise value of SimpleDevices.

The trademark and trade name assets were assigned values as of the acquisition date of approximately $840,000. These assets will be amortized on a straight-line basis over their estimated useful lives of 10 years. The core/developed technology and engineering service agreements assets were assigned values as of the acquisition date of approximately $1,630,000 and $370,000, respectively. These assets will be amortized on a straight-line basis over their estimated useful lives of 5 years.

The matters discussed in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. See “Factors That May Affect Financial Condition and Future Results” in this Form 10-K. In addition, more information about risk factors that could affect our business and financial results is included in the section entitled “Factors That May Affect Financial Condition and Future Results” below.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition , allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, review for impairment of long-lived assets, intangible assets and goodwill, and income taxes. Actual results may differ from the estimates. These estimates may be adjusted as more information becomes available and any adjustment could be significant.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. We recognize revenue on the sale of products and services when delivery has occurred (title and risk of loss have passed to the customer), there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and collectibility is reasonably assured. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. The provision for sales returns requires significant estimates and judgment. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded.

We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method which requires significant judgment and estimates by management as to the extent of progress towards completion of the contract. When applying the percentage-of-completion method, we rely on estimates of total expected contract revenue and labor hours. We follow this method because reasonably dependable estimates of the revenue and labor applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions to revenue and profit estimates are charged to income in the period in which the facts that give rise to the revision become known and losses are accrued when identified.

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

Inventories. Inventories consist of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts (including integrated circuits) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We carry inventory in amounts necessary to satisfy certain of our customers’ inventory requirements on a timely basis. New product innovations and technological advances may shorten a given product’s life cycle. We continually monitor the inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon our best estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Business Combinations. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as IPR&D, based on their estimated fair values. The total purchase price of SimpleDevices, which was approximately $12.8 million, including direct acquisition costs, has been allocated to the net assets acquired based on estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer contracts, developed and core technology and trade names. The fair values assigned to the identified intangible assets are discussed in detail in Note 20 to the Consolidated Financial Statements in Item 8.

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed, brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio, and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Valuation of long-lived assets and other intangible assets. We assess the impairment of long-lived assets and other intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the assets or strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) a significant variance between our market capitalization relative to net book value. When we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, and based on the carrying value of the asset being more than the undiscounted cash flows, we measure an impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In assessing the recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded.

Goodwill. We evaluate the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Income Taxes. As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, we provide for deferred tax liabilities when we believe such liabilities are probable. Actual results could differ from our estimates.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.00%
Cost of sales	61.1	61.6	59.9

Gross profit	38.9	38.4	40.1

Research and development expenses	3.7	3.9	4.3
Selling, general and administrative expenses	26.6	27.4	29.1

Operating income	8.6	7.1	6.7
Interest income	0.5	0.5	0.6
Other income (expense), net	(0.4)	0.3	0.2

Income before income taxes	8.7	7.9	7.5
Provision for income taxes	2.9	2.7	1.8

Net income	5.8%	5.2%	5.7%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Consolidated

Net sales for the year ended December 31, 2004 were $158.4 million, an increase of 31% compared to $120.5 million for the same period last year. Net income for 2004 was $9.1 million or $0.67 per share (basic) and $0.65 per share (diluted) compared to $6.3 million or $0.46 per share (basic) and $0.45 per share (diluted) for 2003.

Net sales in our business lines (subscription broadcasting, OEM, and computing companies) were approximately 62% of net sales for 2004 compared to 58% for 2003. Net sales in our business lines for 2004 increased by 40% to $97.6 million from $69.7 million in 2003. Net sales to subscription broadcasting service providers and OEMs for 2004 increased by 40% to $96.6 million from $68.9 million in 2003. The increase in sales resulted from an increase in the volume of remote control sales, which was partially offset by lower prices. The increase in volume was attributable to the continued deployment of advanced function set-top boxes by the service operators. These advanced functions include personal video recording (PVR), video-on-demand (VOD), and high definition (HD) television. We expect that the deployment of advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.

Net sales in our consumer lines (One For All® international retail, private label, and direct import) accounted for approximately 38% of net sales for 2004 compared to 42% for 2003. Our net sales for 2004 from our consumer lines were $60.8 million, an increase of 20% from net sales of $50.8 million in 2003. Of this increase, the One For All® international retail sales for 2004 increased by 39% to $50.8 million from $36.6 million in 2003. About $4.5 million of this increase was related to favorable foreign exchange rate movements, as both the Euro and British Pound strengthened compared to the U.S. Dollar. The remaining improvement in international retail sales was due to an increase in sales of our Sky-branded digital accessories, One For All® remote controls, and audio-video accessories. Private label sales for 2004 decreased by 27% to $6.8 million from $9.3 million in 2003 due to a decline in the volume of Kameleon sales. United States direct import licensing and product revenues for 2004 decreased by 33% to $3.2 million from $4.8 million in 2003 due to a decline in the volume of Kameleon sales. We expect that sales in our consumer lines will continue to be driven by strength in international retail sales.

Gross profit for 2004 was $61.6 million compared to $46.3 million for 2003. Gross profit as a percent of sales for 2004 was 38.9% compared to 38.4% for 2003. The increase is primarily attributable to the strengthening of the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase of approximately $4.1 million profit and added 1.5% to the gross profit rate. This increase was partially offset by increased inventory write-downs of $0.9 million which contributed to a 0.5% reduction in the gross profit rate. In addition, the increase in gross profit rate was partially offset by OEM sales, which generally have a lower gross profit rate, being a larger percentage of our total business. We expect gross profit rates to remain near recent levels in 2005.

Research and development expenses increased 25% from $4.7 million in 2003 to $5.9 million in 2004. The increase is related to our continued expansion of the Nevo® platform, and the development of audio-video accessories for sale in our retail channel. In addition, IPR&D of $0.2 million related to the SimpleDevices acquisition was expensed in the fourth quarter of 2004. We expect research and development expense to continue an upward trend in 2005.

Selling, general and administrative expenses increased 28% from $33.0 million in 2003 to $42.2 million in 2004. Approximately $2.3 million of this increase was attributable to Sarbanes-Oxley compliance efforts, $1.7 million to appreciation of the Euro relative to the U.S. Dollar, $1.5 million to increased performance-based employee bonuses, $0.9 million to the acquisition of SimpleDevices, $0.8 million to freight costs, and $0.7 million to non-Sarbanes-Oxley related professional services costs. We expect that selling, general and administrative expenses will increase from 2004 levels during 2005 due in part to the full-year impact of SimpleDevices and an increase in variable expenses related to increased sales volume.

In 2004, we recorded $0.7 million of interest income compared to $0.6 million for 2003. This increase is due to higher money market rates in Europe, an investment in a certificate of deposit, and a higher average cash balance.

In 2004, other expense, net was $0.5 million as compared to $0.3 million of other income, net for 2003. Approximately $0.4 million of expense was the result of our write-down of an investment in a private company, and $0.2 million of expense resulted from foreign currency exchange losses. The results for 2003 included a foreign currency exchange gain of $0.3 million.

We recorded income tax expense of $4.6 million in 2004 compared to $3.2 million in 2003. Our estimated effective tax rate was 33.6% in 2004, and 34.0% in 2003. We expect that our tax rate will rise in 2005 to around 36% as a larger percentage of profits are earned in higher tax rate countries.

SimpleDevices, Inc. Transaction

We accounted for the acquisition of SimpleDevices by the purchase method of accounting. As a result, we allocated the purchase price of the acquisition based on the fair value of the assets acquired and the liabilities assumed. Significant portions of the SimpleDevices purchase price were identified as intangible assets. We employed valuation techniques which reflect guidance from the American Institute of Certified Public Accountants’ Practice Aid Series entitled “Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” on approaches and procedures to be followed in developing allocations to acquired in-process research and development (“IPR&D”).

The final purchase price allocation includes our identification of $240 thousand of IPR&D. This allocation represents the estimated fair value, based upon risk-adjusted cash flows, of SimpleDevices’ IPR&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the IPR&D had no alternative future uses. Accordingly, we expensed these costs as research and development in the quarter ended December 31, 2004. The remaining SimpleDevices purchase premium was allocated to identifiable intangibles, which are being amortized over various periods ranging from 5 to 10 years, as well as goodwill.

SimpleDevices recorded net sales of $0.8 million and a pretax loss of $0.5 million during the period between October 1, 2004 (acquisition date) and December 31, 2004. Sales consisted primarily of engineering services related to the development of hardware utilized by SimpleDevices’ customers to run the SimplePlatforms software. In addition, SimpleDevices also generated revenue customizing their software products to customer’s specific needs. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results. The results of SimpleDevices have been included since the date of acquisition and are described below.

Gross profit was $0.3 million, or 39.5% of sales.

Research and development expenses were $0.2 million, which represents the expensing of in-process technology as a result of the acquisition.

Selling, general and administrative expenses were $0.6 million, which consisted primarily of engineering payroll and benefits costs.

We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percent of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percent of sales will increase as this shift occurs.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales for the year ended December 31, 2003 were $120.5 million, an increase of 16% over the net sales of $103.9 million for the same period last year. Net income for 2003 was $6.3 million or $0.46 per share (basic) and $0.45 per share (diluted) compared to $5.9 million or $0.43 per share (basic) and $0.42 per share (diluted) for 2002.

Net sales in our business lines (subscription broadcasting and OEM) increased by $1.7 million, or 2.5%, to $69.7 million in 2003 from $68.0 million in 2002. Net sales to subscription broadcasting service providers and OEMs increased by $4.3 million, or 6.6%, to $68.9 million in 2003 from $64.6 million in 2002. Direct and OEM sales to subscription broadcasting service providers in the United States and in Europe, where additional geographic penetration was achieved, accounted for a significant portion of the increase. Net sales in the business lines were approximately 58% of net sales in 2003 compared to 65% in 2002.

Net sales from the consumer lines (One For All® international retail, private label, and direct import) increased $14.9 million, or 42%, to $50.8 million in 2003 from $35.9 million in 2002. Of this increase, the One For All® international retail sales increased $9.3 million, or 34%, to $36.6 million in 2003 from $27.3 million in 2002. Reasons for the increase included Sky branded retail products sold in the U.K., Kameleon sales (particularly in Germany and Spain) and appreciation of the Euro relative to the U.S. dollar. Private label sales increased by $2.1 million, or 29%, to $9.3 million in 2003 from $7.2 million in 2002 due to the success of the Kameleon product line which was introduced in late 2002. United States direct import licensing and product revenues increased by $3.4 million or 250% to $4.8 million in 2003 from $1.4 million in 2002 due to the success of the Kameleon product line which was introduced into this channel in early 2003. Net sales in the consumer lines accounted for approximately 42% of total 2003 net sales compared to 35% in 2002.

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

Liquidity and Capital Resources

Our principal sources of funds are from operations. Cash provided by operating activities for 2004 was $4.0 million as compared to $19.2 million in 2003. The decrease in cash flow from operations is primarily due to an increase in accounts receivable and accounts payable as well as accrued expenses increasing by a lesser amount in 2004 as compared to 2003 offset partially by the increase in net income.

On October 1, 2004, we acquired SimpleDevices for approximately $12.8 million in cash including direct acquisition costs, plus a potential performance-based payment of our unregistered common stock to be paid in the future if certain future financial objectives are achieved, which has not been reflected as part of the purchase price as of December 31, 2004 since it is not probable the objectives will be met.

Capital expenditures in 2004, 2003, and 2002 were $2.7 million, $2.5 million, and $2.1 million, respectively. Annual capital expenditures relate primarily to acquiring product tooling each year. We are currently evaluating our existing and future information system requirements, and may make a significant investment to upgrade our systems in 2005.

During the second quarter of 2002, we completed an acquisition of certain multimedia protocol technologies from a software development company for $0.8 million. These technologies enable custom wireless control solutions for home entertainment hardware and software applications.

In September, 2003, we terminated our $15.0 million unsecured revolving credit agreement with Bank of America National Trust and Savings Association. On September 15, 2003, we entered into a three-year $15.0 million unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”). Under the Credit Facility with Comerica, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2004 using the LIBOR Rate option plus a fixed margin of 1.25% was 3.67%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Credit Facility, dividend payments are allowed up to 100% of net income of the prior fiscal year period to be paid within 90 days of such prior year, and we are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under this Credit Facility are reduced by the outstanding balance of import letters of credit. As of December 31, 2004, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of December 31, 2004, we are in compliance with all financial covenants required by the Credit Facility.

In 2004 we purchased 494,998 shares of our common stock at a cost of $6,695,130. We purchased 84,437 and 584,845 shares of our common stock in open market purchases in 2003 and 2002, respectively, at a cost of $963,168 and $5,273,611, respectively. We hold these shares as treasury stock, and they are available for reissue by us. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. We have authority under the Credit Facility to acquire up to 1,500,000 shares of our common stock in market purchases. Between the date of execution of the Credit Facility and December 31, 2004, we have purchased 540,734 shares of our common stock leaving 959,266 remaining shares authorized for purchase under the credit facility. In 2005 we may continue to purchase shares of our common stock if conditions are favorable.

During 2004, we received proceeds of approximately $1,885,000 from the exercise of stock options granted to our employees, as compared to approximately $3,343,000 and $1,334,000 during 2003 and 2002, respectively.

Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2004, we had $75.1 million of working capital as compared to $82.2 at December 31, 2003. The decrease in working capital during these periods is principally due to the cash purchase of SimpleDevices. The following summarizes our obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

			Payments Due by Period
December 31, 2004
(In thousands)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	$—	$—	$—	$—	$—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	3,285	1,442	1,379	464	—

Purchase Obligations	—	1,245	—	—	—

Other Obligations	—	—	—	—	—

Total	$3,285	$2,687	$1,379	$464	$—

At December 31, 2004, we did not have any bank guarantees that provide for payment by the bank to our suppliers in the event of non-payment for transactions with suppliers in the ordinary course of business.

It is our policy to carefully monitor the state of our business, cash requirements, and capital structure. We believe that funds generated from our operations and available from our borrowing facility will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2005; however, there can be no assurance that such funds will be adequate for that purpose.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt this standard in the fourth quarter of 2005, beginning on November 1, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 will have a material impact.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we are required to adopt the standard in the fourth quarter of 2005, beginning on November 1, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it will have a material impact.

In December 2004, the FASB issued SFAS 123R, “Share Based Payment”. SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will significantly change existing accounting practice and will have a material effect on our reported earnings. SFAS 123R is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Factors That May Affect Financial Condition and Future Results

Forward Looking Statements

We caution that the following important factors, among others (including but not limited to factors discussed below or above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed elsewhere in this Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on the Company or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the lack of continued growth of our technologies and product lines addressing the market for digital media; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

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

Dependence on Foreign Manufacturing

Third-party manufacturers located in foreign countries manufacture a majority of our wireless controls. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability, foreign currency exchange rate fluctuations, and other factors, which could have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely affect our business until alternative manufacturing arrangements are secured.

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

In addition, the introduction of new products may require the expenditure of a significant amount of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.

Dependence on Major Customers

The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Asia, South Africa, Australia, and Argentina currently representing our principal foreign markets. During 2004 and 2003, we had sales to one customer that amounted to more than ten percent of our net sales for the respective period. In addition, for the same periods, we had sales to a customer and its sub-contractors, that when combined, exceeded 10% of net sales for the respective period. The future loss of these customers or any key customer, either in the United States or abroad, due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.

SimpleDevices Inc.

On October 1, 2004, we acquired SimpleDevices Inc. for approximately $12.8 million in cash including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future, if certain financial objectives are achieved. SimpleDevices, a privately held company based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. While it is our current belief that this acquisition will be accretive in 2005, such success will depend upon (i) our ability to bring SimpleDevices’ products to market in a timely and cost effective manner; (ii) the market accepting SimpleDevices’ products and technology to the extent anticipated by us; (iii) our ability to integrate SimpleDevices’ products and business into our own product offerings and business in a cost effective manner; and (iv) our ability to control the overall costs associated with SimpleDevices in the manner we anticipate. The failure of any of these items could have a material effect on our financial condition, results of operations and cash flows.

Internal Investments

During 2004 we hired people to develop and market additional products that are part of the Nevo® platform family. In addition, outside resources were used, and continue to be used, to develop these products. Furthermore, there is certain minimum inventory purchases associated with these products. Since software based media control products are a departure from our traditional business, there is greater risk associated with the sales plans of these products.

Competition

The wireless control industry is characterized by intense competition based primarily on product availability, price, and speed of delivery, ability to tailor specific solutions to customer needs, and quality and depth of product lines. Our competition is fragmented across our product lines, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that we and our product offerings will be and/or remain competitive or that any strategic alliances, if any, which we enter into will achieve the type, extent and amount of success or business that we expect or hope to achieve.

Patents, Trademarks, and Copyrights

The procedures by which we identify, document and file for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will issue, or if issued, will deliver any lasting value to us. There is no assurance that rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not offer protection on such products and associated intellectual property to the same extent that the U.S. legal system may offer.

In our opinion, our intellectual property holdings and the engineering, production, and marketing skills and experience of our personnel are of equal importance to our market position. We further believe that none of our businesses is dependent to any material extent upon any single patent, copyright, trademark, or trade secret.

Some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained on such terms or at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon patents of others.

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

Certain additional details regarding these legal actions are set forth in this annual report in Part I, Item 3, Legal Proceedings.

Effects on Universal Due to International Operations

The risks of doing business internationally could adversely affect our sales, operations, earnings and cash flows due to a variety of factors, including, but not limited to:

•	changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

•	currency fluctuations affecting sales, particularly in the Euro and British Pound, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	currency fluctuations affecting costs, particularly the Euro, British Pound and the Chinese Yuan, which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs, and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry; and;

•	natural and medical disasters.

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

Terrorism and Acts of War

Terrorism and acts of war (wherever occurring throughout the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs, expenses, and financial condition. The terrorist attacks that have taken place and continue to take place throughout the world have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including the ongoing military operations in Iraq and Afghanistan, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. In addition, as a multi-national company, actions taken against or by the United States may impact our business. We are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war.

Impact of Oil Prices

We have an exposure to oil prices in two forms. The first is in the prices of the oil-based materials that we use in our products, which are primarily the plastics and other components that we include in our finished remotes and audio-video accessories. The second form is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. We record freight-in as cost of sales, and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.

Leased Property

We leased all of the properties used in our business and during 2005, our properties located in Cypress California, Twinsburg Ohio, and San Mateo California will expire. We are currently negotiating new or renewal leases for each of these properties and we believe that new or renewed leases will be entered into before the current leases expire and that when entered into, the leases will be satisfactory for our needs and purposes. However, we can give no assurance that we will enter into the new or renewal leases or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our financial condition, results of operations, and cash flows.

Technology changes in wireless control

We currently derive substantial revenue from the sales of wireless remote controls based on infrared (IR) technology. Other control technologies exist or could be developed that could compete with IR. If other technology gains acceptance and starts to be integrated into home electronics devices currently controlled through our IR remote products, sales of our current line of IR based products may decrease.

Failure to Retain and Recruit Key Personnel Would Harm Our Ability to Grow and Meet Key Objectives.

Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting and retaining highly skilled technical, managerial, sales, and marketing personnel. Our corporate office, including our advance technology engineering group is based in Southern California, where the high cost of living makes it difficult to attract talent from outside the region and may also put pressure on overall employment expenses.

We have also experienced difficulties in attracting qualified, technical personnel in our advanced technology software group. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

Change in Competition and Pricing

We rely on third-party manufacturers to build our universal wireless control products, based on our extensive IR code library and patented technology. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition could arise from manufactures who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we could experience downward pressure on our pricing or lose sales, which could have a material adverse effect on our financial condition and results of operations.

More Complex Products Could Increase Our Support Costs

Our Kameleon® and Nevo® line of products has more features and is more complex than our older products and therefore may require more end-user technical support. For our Nevo® product line, we currently rely, and intend to continue to rely, on the distributor or dealers to provide first line technical support to the end-users. However, we provide the second level of technical support for bug fixes and other issues at no additional charge. Therefore, as the mix of our products includes Nevo® and other more complex product lines, support costs could increase, which would have an adverse effect on our financial condition and results of operations.

Transportation Costs

We ship product from our foreign manufacturers via ocean and air transport. However, it is sometime difficult to forecast swings in demand and therefore, products may be shipped via air which is more costly than ocean shipments. Often, we cannot recover the increased cost of airfreight from our customers. The inability to predict demand swings can increase the cost of freight which could have a material adverse effect on our product margins.

Our Proprietary Technologies May Include Design or Performance Defects and May Not Achieve Their Intended Results

We produce highly complex products that incorporate leading-edge technology, including hardware, firmware, and software. Firmware and software may contain bugs that can unexpectedly interfere with operations. There can be no assurance that our testing programs will be adequate to detect all defects, either defects in individual products or defects that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or increase returns. An inability to cure a product defect or the cost to repair a defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on revenues, margins, and net income.

Acquisitions

We may, from time to time, pursue acquisitions of businesses, products or technologies that complement or expand our existing business, including those that could be material in size and scope.

Acquisitions involve a number of risks, including the diversion of management’s attention from day-to-day operations to the assimilation of the operations and personnel of the acquired companies and the incorporation of acquired operations, customer bases, products or technologies. Such acquisitions could also have adverse short-term effects on our operating results, and could result in dilutive issuances of equity securities, the incurrence of debt and the loss of key employees. In addition, business acquisitions must be accounted for as purchases and, because most technology-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and charges for acquired research and development projects, which could have a material adverse effect on our results of operations. There can be no assurance that any such acquisitions will occur or, if such acquisitions do occur, the acquired businesses, customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.

Outlook

Our focus is to build technology and products that make the consumer’s interaction with devices and content within the home easier and more enjoyable. The pace of change in the home is increasing. The growth of new devices, such as DVD players, PVR/DVR technologies and home theater solutions, to name only a few, has transformed control of the home entertainment center into a complex challenge for the consumer. The more recent introduction and projected growth of digital media technologies in consumers’ lives will further increase this complexity. We have set out to create the interface for the connected home, building a bridge between the home devices of today and the networked home of the future. We intend to invest in new products and technology, particularly in the connected home space, which will expand our business beyond control of devices to the control of and access to content, such as digital media, to enrich the entertainment experience.

We will continue enhancing our leadership position in our core business by developing custom products for our subscription broadcasting, OEM, retail, and computing customers, growing our capture expertise in existing infrared technology and emerging radio frequency standards, adding to our portfolio of patented or patent pending technologies and developing new platform products. We also are developing new ways to enhance remote controls and other accessory products.

During 2004, we continued to develop new products featuring our Kameleon® interface technology, a display technology that provides ease of use by illuminating only the keys needed to control each entertainment device. We also continued development of our Nevo® technology, an embedded solution that transforms an electronic display (such as HP’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0® was launched in July of 2004 as a feature on a series of HP’s handheld devices. Building on this platform, we will use Nevo 2.0® technology in a new product named “Nevo SL”® which we expect to ship in the second quarter of 2005. This product is designed for use in the home. In addition, we are working on product line extensions to One For All® audio/video accessories which include digital antennas, signal boosters, television brackets and A/V cleaning products.

We are also seeking ways to increase our customer base worldwide, particularly in the areas of subscription broadcasting, OEM, and One For All® international retail. We will continue to work on strengthening existing relationships by working with customers to understand how to make the consumer interaction with products and services within the home easier and more enjoyable. We intend to invest in new products and technology to meet our customer needs now and into the future.

SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car. The company provides UPnP-compatible software to power and connect devices, new media applications to make devices unique, and hardware reference designs. The SimpleWareTM technology includes intelligent software for customizing, scheduling, and synchronizing specific content to designated devices. This means that the technology can adapt to new products and emerging technology trends — from playing MP3 files on the home stereo and in the car to streaming movies to the TV and the Internet-connected alarm clock. In addition to capitalizing on the growing adoption of Wi-Fi technology, these products also leverage the exploding popularity of digital media.

In 2005, we will evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines as well as in the networked home marketplace. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At December 31, 2004, we had no borrowings on our credit line. The interest rate in effect on the credit line as of December 31, 2004 using the LIBOR Rate option plus a fixed margin of 1.25% was 3.67%.

At December 31, 2004 we had wholly owned foreign subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposures to changes in exchange rates. Changes in local currencies exchange rates relative to the U.S. Dollar, and in some cases, to each other, may positively or negatively affect our sales, gross margins, net income and retained earnings. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows. Contract terms for the foreign currency exchange agreements normally last less than six months. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall foreign currency rate exposure at December 31, 2004, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from December 31, 2004, first quarter 2005 net income and cash flows would fluctuate by approximately $0.1 million and $3.0 million, respectively. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from December 31, 2004, net income and cash flows for the year ending December 31, 2005 would fluctuate by approximately $1.5 million and $5.0 million, respectively.

The value of our net balance sheet positions held in foreign currencies can also be impacted by fluctuating exchange rates. It is difficult to estimate the impact of fluctuations on reported income, as it depends on the opening and closing rates as well as the average net balance sheet positions held in a foreign currency. We routinely forecast what these net balance sheet positions may be and we take steps to minimize exposure as management deems appropriate.

As a result of the foregoing factors (discussed under this caption “Quantitative And Qualitative Disclosures About Market Risk” and above under the caption “Factors That May Affect Financial Condition And Future Results”), as well as other variables that affect our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Electronics Inc.:

We have completed an integrated audit of Universal Electronics Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A, management has excluded SimpleDevices, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded SimpleDevices, Inc. from our audit of internal control over financial reporting. The Company acquired over 99% of the outstanding shares of SimpleDevices, Inc., whose total assets and total revenues represent 9.24% and 0.52%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 16, 2005

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,471,750	$58,481,227
Accounts receivable, net	38,433,228	30,500,441
Inventories, net	23,861,696	19,386,277
Prepaid expenses and other current assets	2,237,121	1,108,331
Income tax receivable	1,158,305	1,166,577
Deferred income taxes	3,216,283	2,543,965

Total current assets	111,378,383	113,186,818

Equipment, furniture and fixtures, net	3,732,289	3,474,590
Goodwill	10,655,305	3,347,968
Intangible assets, net	6,549,882	3,431,040
Other assets	2,934,528	1,444,541
Deferred income taxes	5,034,792	1,282,035

Total assets	$140,285,179	$126,166,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,558,554	$13,753,888
Accrued income taxes	4,266,818	4,503,926
Accrued compensation	5,914,365	2,923,137
Other accrued expenses	8,557,334	9,815,353

Total current liabilities	36,297,071	30,996,304

Long term liabilities:
Deferred income taxes	107,233	—

Total liabilities	36,404,304	30,996,304

Commitments and contingencies (Notes 12 and 19)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,642,743 and 16,404,485 shares issued at December 31, 2004 and 2003, respectively	166,449	164,067
Paid-in capital	78,872,218	75,804,997
Accumulated other comprehensive income	3,571,197	298,212
Retained earnings	45,292,627	36,179,238
Deferred stock-based compensation	(168,700)	(42,012)

	127,733,791	112,404,502

Less cost of common stock in treasury, 3,084,591 and 2,598,670 shares at December 31, 2004 and 2003, respectively	(23,852,916)	(17,233,814)

Total stockholders’ equity	103,880,875	95,170,688

Total liabilities and stockholders’ equity	$140,285,179	$126,166,992

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2004	2003	2002
Net sales	$158,379,726	$120,467,786	$103,890,728

Cost of sales	96,799,689	74,168,285	62,235,709

Gross profit	61,580,037	46,299,501	41,655,019

Research and development expenses	5,865,431	4,699,626	4,450,626

Selling, general and administrative expenses	42,174,501	33,026,393	30,223,709

Operating income	13,540,105	8,573,482	6,980,684

Interest income	723,199	583,533	594,879

Other (expense) income, net	(540,640)	338,159	239,243

Income before income taxes	13,722,664	9,495,174	7,814,806

Provision for income taxes	4,609,275	3,228,359	1,875,553

Net income	$9,113,389	$6,266,815	$5,939,253

Earnings per share:
Basic	$0.67	$0.46	$0.43

Diluted	$0.65	$0.45	$0.42

Shares used in computing earnings per share:
Basic	13,566,545	13,702,504	13,789,716

Diluted	14,100,342	14,007,094	14,162,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Common Stock in			Other		Deferred
	Common Stock Issued		Treasury		Paid-in	Comprehensive	Retained	Stock-Based
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Compensation	Totals

Balance at December 31, 2001	15,729,928	$157,299	(1,943,304)	$(10,972,821)	$68,657,346	$(1,804,670)	$23,973,170	$(308,093)	$79,702,231

Comprehensive income:
Net income							5,939,253		5,939,253
Currency translation adjustment						64,588			64,588

Total comprehensive income									6,003,841
Shares issued for employee retirement plan	28,139	281			362,637				362,918
Purchase of treasury shares			(584,845)	(5,273,611)					(5,273,611)
Stock options exercised	243,139	2,432			1,331,818				1,334,250
Shares issued to Directors			6,836					98,030	98,030
Forfeited restricted stock grants				(24,214)	(38,805)			63,019	—
Income tax benefit related to the exercise of non-qualified stock options					1,009,181				1,009,181

Balance at December 31, 2002	16,001,206	160,012	(2,521,313)	(16,270,646)	71,322,177	(1,740,082)	29,912,423	(147,044)	83,236,840

Comprehensive income:
Net income							6,266,815		6,266,815
Currency translation adjustment						2,038,294			2,038,294

Total comprehensive income									8,305,109
Shares issued for employee retirement plan	32,807	328			359,858				360,186
Purchase of treasury shares			(84,437)	(963,168)					(963,168)
Stock options exercised	370,472	3,727			3,339,021				3,342,748
Shares issued to Directors			7,080					105,032	105,032
Stock-based compensation					341,382				341,282
Income tax benefit related to the exercise of non-qualified stock options					442,659				442,659

Balance at December 31, 2003	16,404,485	$164,067	(2,598,670)	(17,233,814)	75,804,997	298,212	36,179,238	(42,012)	95,170,688

Comprehensive income:
Net income							$9,113,389		9,113,389
Currency translation adjustment						$3,272,985			3,272,985

Total comprehensive income									12,386,374
Shares issued for employee retirement plan	29,615	296			430,465				430,761
Purchase of treasury shares			(494,998)	(6,695,130)					(6,695,130)
Stock options exercised	208,643	2,086			1,883,044				1,885,130
Restricted stock grants					348,523			(348,523)	—
Shares issued to Directors			9,077	76,028	(76,028)				—
Stock-based compensation								221,835	221,835
Income tax benefit related to the exercise of non-qualified stock options					481,217				481,217

Balance at December 31, 2004	16,642,743	$166,449	(3,084,591)	$(23,852,916)	$78,872,218	$3,571,197	$45,292,627	$(168,700)	$103,880,875

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash provided by operating activities:
Net income	$9,113,389	$6,266,815	$5,939,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,093,630	3,357,748	3,702,248
Provision for doubtful accounts	160,975	392,447	886,332
Provision for inventory write-downs	3,787,952	2,890,029	678,333
Deferred income taxes	349,571	(849,390)	698,726
Tax benefit from exercise of stock options	481,217	442,659	1,009,181
Shares issued for employee benefit plan	430,761	360,186	362,918
Employee and Director stock-based compensation	221,835	446,314	98,030
Loss on disposal of fixed assets	191,645	—	—
Write-off of in-process R&D	240,000	—	—
Write down of investment in private company	357,518	—	—
Other	—	(3,214)	(10,831)
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(6,062,432)	(1,144,941)	4,059,104
Inventory	(7,311,143)	(6,229,794)	(455,045)
Prepaid expenses and other assets	(2,699,613)	(657,544)	(249,792)
Accounts payable and accrued expenses	2,213,681	11,006,067	(257,007)
Accrued income and other taxes	(578,091)	2,967,405	(292,604)

Net cash provided by operating activities	3,990,895	19,244,787	16,168,846

Cash provided by (used for) investing activities:
Acquisition of equipment, furniture and fixtures	(2,657,575)	(2,470,170)	(2,124,474)
Payments for business acquired, net of cash acquired	(12,753,798)	—	(132,000)
Acquisition of intangible assets	(1,146,576)	(847,623)	(1,682,894)
Purchases of short-term investments	—	(22,000,000)	(14,700,000)
Sale of short-term investments	—	44,500,000	12,300,000

Net cash provided by (used for) investing activities	(16,557,949)	19,182,207	(6,339,368)

Cash provided by (used for) financing activities:
Payments on note payable	—	(41,414)	(62,700)
Proceeds from stock options exercised	1,885,130	3,342,748	1,334,250
Treasury stock purchased	(6,695,130)	(963,168)	(5,273,611)

Net cash provided by (used for) financing activities	(4,810,000)	2,338,166	(4,002,061)

Effect of exchange rate changes on cash	1,367,577	(348,128)	(1,933,625)

Net (decrease) increase in cash and cash equivalents	(16,009,477)	40,417,032	3,893,792

Cash and cash equivalents at beginning of year	58,481,227	18,064,195	14,170,403

Cash and cash equivalents at end of year	$42,471,750	$58,481,227	$18,064,195

Supplemental Cash Flow Information — Income taxes paid were $4,534,530, $1,145,973 and $1,492,108 in 2004, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental schedule of non-cash investing activities:

We purchased over 99% of the outstanding shares of SimpleDevices for $12,753,798, net of cash acquired (Note 20). In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$13,612,866
Cash paid for capital stock, net	12,760,513

Liabilities assumed	$852,353

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Universal Electronics Inc. (the “Company”), based in Southern California, develops firmware and turnkey solutions as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home environment. The company’s primary markets include original equipment manufacturers (OEMs) in consumer electronics and personal computing, as well as multiple system operators in the cable and satellite subscription broadcasting markets. Over the past 17 years, the company has developed a broad portfolio of patented technologies and the industry’s leading database of home connectivity software that it licenses to its customers, including many leading Fortune 500 companies. In addition, UEI sells its universal wireless control products and other audio/visual accessories through its European headquarters in The Netherlands, and to distributors and retailers in Europe, Asia, Latin America, South Africa and Australia/New Zealand under the One For All® brand name.

As used herein, the terms “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and significant transactions have been eliminated in the consolidated financial statements. Between October 1 and December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices Inc. The results of SimpleDevices’ operations have been included in the consolidated financial statements as of and for the period from the date of acquisition to December 31, 2004 (Note 20).

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, review for impairment of long-lived assets, intangible assets and goodwill, contingencies, and income taxes. Actual results may differ from the estimates. These estimates may be adjusted as more information becomes available and any adjustment could be significant.

Revenue Recognition

We recognize revenue on the sale of products when delivery has occurred (title and risk of loss have passed to the customer), there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and collectibility is reasonably assured. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded. We have no obligations after delivery of our products other than warranty (Note 19).

We also license our intellectual property (including our patented technologies) trade secrets, trademarks, and database of infrared codes. We record license revenue when our customers ship products incorporating our intellectual property, persuasive evidence of an arrangement exist, the sales price is fixed or determinable, and collectibility is reasonably assured.

We generate service revenue as a result of providing consumer support programs, through our call centers, to some of our customers. These service revenues are recognized when performed, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.

We account for revenue under software licensing arrangements involving significant production, modification or customization of software in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method. When applying the percentage-of-completion method, we rely on estimates of total expected contract revenue and labor hours. We follow this method because reasonably dependable estimates of the revenue and labor applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions to revenue and profit estimates are charged to income in the period in which the facts that give rise to the revision become known and losses are accrued when identified.

Foreign Currency Translation and Foreign Currency Transactions

Financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity.

Transaction gains and losses generated by the effect of changes in foreign exchange rates on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable entity are recorded currently in other income/expense (Note 14). The portions of inter-company accounts receivable and accounts payable that are not intended for settlement are translated as described in the preceding paragraph.

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located in many different geographical regions. We mitigate our exposure to credit risk by placing our cash and cash equivalents with high quality financial institutions.

Investments

Included in other assets, as of December 31, 2004 and December 31, 2003, is a cost investment in a private company with a carrying value of $3,000 and $360,518, respectively. We account for this investment, which does not have a readily determinable fair value, using the cost method. Our investment is less than 20%, we are unable to exercise significant influence over the investee, and we are not a primary beneficiary. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value and distributions of earnings or additional investments. We performed an impairment review during the year ended December 31, 2004 and determined that there was an other-than-temporary decline in the value of our investment. Accordingly, the value of the investment was written down by $357,518 to its estimated net realizable value and the loss was recorded in other (expense) income, net.

Inventories

Inventories consisting of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We carry inventory in amounts necessary to satisfy certain of our customers’ inventory requirements on a timely basis. New product innovations and technological advances may shorten a given product’s life cycle. We continually monitor the inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon our best estimates about the future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Inventory write-downs in 2004 totaled approximately $3.8 million, with approximately $1.0 million recorded in the fourth quarter. Inventory write-downs in 2003 and 2002 totaled $2.9 million and $0.7 million, respectively.

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

Long-Lived Assets and Other Intangible Assets

Other intangible assets consist principally of distribution rights, patents, trademarks and trade names, and developed and core technologies. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to ten years. We assess the impairment of long-lived assets and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the assets or strategy for the overall business and (3) significant negative industry or economic trends. When we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, and based on the carrying value of the asset being more than the undiscounted cash flows expected to be generated from that asset and its eventual disposition, we measure an impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

Goodwill

We evaluate the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units (Note 3). A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

We conducted annual impairment reviews as of December 31, 2004, 2003, and 2002. Based on the analysis performed in 2004, 2003, and 2002 we determined that each reporting unit’s fair value exceeded its carrying amount, and therefore concluded that there was no indication of impairment loss.

Income Taxes

Income tax expense includes U.S. and international income taxes. We record deferred tax assets and deferred tax liabilities on our balance sheet for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. We provide an estimated valuation allowance for net deferred tax assets when it is considered more likely than not that a portion of such net deferred tax assets will not be recovered.

Capitalized Software Costs

We account for capitalized software costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs incurred internally in creating a computer software product are expensed when incurred as research and development until technological feasibility has been established. We have determined that technological feasibility for our products is reached when a working model is completed. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers and is then amortized using (i) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues from that product or (ii) the straight-line method over the remaining estimated economic life of the product, whichever is greater. Capitalized software costs are stated at cost, net of accumulated amortization. Unamortized capitalized software costs were $552,000 and $361,000 as of December 31, 2004 and 2003, respectively. The Company capitalized $345,387, $0, and $320,292 for the years ended December 31, 2004, 2003, and 2002, respectively, and amortized $154,565, $90,000, and $52,500 for the years ended December 31, 2004, 2003, and 2002, respectively. The straight-line amortization period for capitalized software costs is 5 years. The developed software is considered incidental to our products (Note 3).

Research and Development

We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and development Costs”. Research and development includes costs such as salaries and employee benefits, supplies and materials, which are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,248,735, $1,105,916 and $1,319,653, for the years ended December 31, 2004, 2003 and 2002, respectively.

Shipping and Handling Costs

We record shipping and handling costs in selling, general and administrative expenses. Shipping and handling costs amounted to $4,978,906, $3,917,665 and $3,525,127 for the years ended December 31, 2004, 2003 and 2002, respectively. Amounts charged to customers for shipping and handling are included in net revenues.

Derivatives

Our foreign currency exposures are primarily concentrated in the Euro and British Pound. We do not enter into financial instruments for speculation or trading purposes. Depending on the predictability of cash flows of each operating currency, we periodically enter into foreign currency exchange contracts with contract terms normally lasting less than six months to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables and other assets and liabilities. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables are recorded as transaction adjustments in other income. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

During 2004 we entered into a small amount of foreign currency exchange contracts that did not qualify for hedge accounting which resulted in a net gain of approximately $5 thousand. We had no foreign currency exchange contracts or other derivatives outstanding at December 31, 2004 and 2003.

During 2003 we periodically invested in 30 day Dual Currency Deposits which required us to convert the invested amount to another currency at the end of the contract period in the event certain changes occurred in foreign currency exchange rates. No such investments were made in 2004 and none were outstanding at December 31, 2004 and 2003.

Stock-Based Compensation

We apply the intrinsic value method to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Therefore, no compensation expense for the year-ended December 31, 2004, 2003, and 2002 has been recognized for our fixed stock option plans as options have been granted at fair market value on the date of the grant. We adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

We have provided below, the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented. The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related earnings per share, had compensation cost for stock-based compensation plans been determined based on the fair value method prescribed under SFAS No. 123.

	Year Ended December 31,
	2004	2003*	2002*
Net income
As reported	$9,113,389	$6,266,815	$5,939,253
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,227,061)	(2,809,503)	(3,220,579)

Pro forma	$6,886,328	$3,457,312	$2,718,674

Basic earnings per share:
As reported	$0.67	$0.46	$0.43
Pro forma	$0.51	$0.25	$0.20

Diluted earnings per share:
As reported	$0.65	$0.45	$0.42
Pro forma	$0.49	$0.25	$0.19

The fair value of options at date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 2004, 2003, and 2002, respectively: risk-free interest rate of approximately 3.01%, 3.00%, and 3.64%; expected volatility of approximately 65.51%, 62.95%, and 66.34%; expected life of five years for 2004, 2003 and 2002; and the common stock will pay no dividends. The per share weighted average grant date fair values of the options granted in 2004, 2003 and 2002 were $7.94, $5.87 and $7.14, respectively.

* Stock compensation and the resulting pro forma net income and earnings per share for the years ended December 31, 2003 and 2002 have been revised to reflect the effect of forfeitures of stock options.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation utilized in the year ended December 31, 2004.

New Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt this standard in the fourth quarter of 2005, beginning on October 1, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 will have a material impact.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we are required to adopt the standard in the fourth quarter of 2005, beginning on October 1, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it will have a material impact.

In December 2004, the FASB issued SFAS 123R, “Share Based Payment”. SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will significantly change existing accounting practice and have a material effect on our reported earnings. SFAS 123R is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, as amended, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Note 3 – Goodwill and Other Intangible Assets

We are composed of two operating segments (Note 17). Under the requirements of SFAS 142, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit”. SFAS 142, paragraph 30 defines a reporting unit as either (1) an operating segment – as defined in SFAS 131, paragraph 10 “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment – referred to as a component. Our domestic and international components are “reporting units” within the operating segment “Core Business”. SimpleDevices is the other operating segment and is a “reporting unit” as well. Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000. The Company acquired SimpleDevices in 2004 resulting in additional goodwill.

Goodwill information for each reporting unit is as follows (in thousands):

	December 31, 2004	December 31, 2003
Core Business Segment
Domestic	$1,191	$1,191
International	2,318	2,157

	3,509	3,348

SimpleDevices	7,146	—

Total Goodwill	$10,655	$3,348

The increase in international goodwill was due to currency translation adjustments.

Information regarding our other intangible assets are as follows (in thousands):

	December 31, 2004	December 31, 2003
Carrying amount:
Distribution rights	$405	$2,974
Patents	3,945	3,295
Trademark and trade names	979	160
Developed and core technology	2,410	780
Capitalized software	849	503
Other	470	1,049

Total carrying amount	$9,058	$8,761

Accumulated amortization:
Distribution rights	$54	$2,594
Patents	1,463	1,228
Trademark and trade names	75	67
Developed and core technology	429	273
Capitalized software	297	143
Other	190	1,025

Total accumulated amortization	$2,508	$5,330

Net carrying amount:
Distribution rights	$351	$380
Patents	2,482	2,067
Trademark and trade names	904	93
Developed and core technology	1,981	507
Capitalized software	552	360
Other	280	24

Total net carrying amount	$6,550	$3,431

Amortization expense for 2004, 2003 and 2002 amounted to approximately $0.7 million, $0.9 million and $1.1 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ended December 31 is as follows (in thousands):

2005	$1,163
2006	1,144
2007	961
2008	871
2009	708

Note 4 — Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowances for doubtful accounts is our best estimate for losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivables and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or the receivable may be charged off against the allowance. Accounts receivable consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
Trade receivable, gross	$41,220,883	$34,001,623
Sales tax receivable	146,619	252,689
Other	19,142	24,227
Allowance for doubtful accounts	(1,129,944)	(2,564,888)
Allowance for sales returns	(1,823,472)	(1,213,210)

Accounts receivable, net	$38,433,228	$30,500,441

In 2002, one of our subsidiaries (One For All® France S.A.S) brought an action against a former distributor of the subsidiary’s products seeking recovery of approximately $2.2 million of accounts receivable. Although we consider this receivable collectible, payment is not expected to be received by December 31, 2005. Consequently, as of December 31, 2004, this receivable has been reclassified as a long-term asset in “other assets”. See Note 19 – Contingencies.

Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003, and 2002:

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for accounts receivable:

Year Ended December 31, 2004	$2,564,888	$160,975	($1,595,919)	$1,129,944

Year Ended December 31, 2003	$2,604,933	$392,447	($432,492)	$2,564,888

Year Ended December 31, 2002	$1,798,852	$886,332	($ 80,251)	$2,604,933

Note 5 — Inventories

Inventories consist of the following:

	December 31,
	2004	2003
Components	$8,221,606	$7,592,681
Finished goods	15,640,090	11,793,596

Inventory, net	$23,861,696	$19,386,277

Note 6 — Equipment, Furniture and Fixtures

Equipment, furniture and fixtures consist of the following:

	December 31,
	2004	2003
Tooling	$5,756,993	$7,664,091
Equipment	5,429,345	6,298,838
Furniture and fixtures	1,279,927	1,201,868
Leasehold improvements	1,050,209	990,885

	13,516,474	16,155,682
Accumulated depreciation	(9,784,185)	(12,681,092)

Equipment, furniture and fixtures, net	$3,732,289	$3,474,590

Depreciation expense was $2,227,225, $2,378,549 and $2,569,033, for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 7 — Revolving Credit Line

On September 2, 2003, we terminated a $15.0 million unsecured Credit Facility with Bank of America National Trust and Savings Association. On September 15, 2003, we entered into a three-year $15.0 million unsecured Credit Facility (the “Credit Facility”) with Comerica Bank (“Comerica”). Under the Credit Facility with Comerica, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2004 and 2003, using the LIBOR Rate option plus a fixed margin of 1.25%, was 3.67% and 2.37%, respectively. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Credit Facility, dividend payments are allowed up to 100% of net income of the prior fiscal year period to be paid within 90 days of such prior year, and we are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under this credit facility are reduced by the outstanding balance of import letters of credit. No amounts were borrowed under the credit lines during 2004, 2003, or 2002. As of December 31, 2004 and 2003, no amounts were outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of December 31, 2004 and 2003, we were in compliance with all financial covenants required by the Credit Facility. No interest was paid for the years ended December 31, 2004, 2003, or 2002.

We have authority under this credit facility to acquire up to 1.5 million shares of our common stock in market purchases. Between the date of execution of the Credit Facility and December 31, 2004, we have purchased 540,734 shares of our common stock leaving 959,266 remaining shares authorized for purchase under the credit facility.

Note 8 — Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value because of their short maturities.

Note 9 — Stockholders’ Equity

Fair Price Provisions and Other Anti-Takeover Measures

Our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions (“fair price” provision). Any of these provisions could delay or prevent a change in control of us.

The “fair price” provisions require that holders of at least two-thirds of the outstanding shares of voting stock approve certain business combinations and significant transactions with interested stockholders.

Treasury Stock

During 2004, 2003 and 2002, 494,998, 84,437 and 584,845 shares of common stock, respectively, were purchased by us on the open market at a cost of $6,695,130, $963,168 and $5,273,611, respectively. These shares are recorded as shares held in treasury at cost. The shares will generally be held by us for future use as management and the Board of Directors deem appropriate. In addition, some of these shares will be used by us to compensate the outside directors of the Company. During 2004, 2003 and 2002, 9,077, 7,080 and 6,836 shares, respectively, were issued to the outside directors.

Stock Awards

On July 1, 2004, as compensation for the outside directors for the one year period commencing July 1, 2004, we granted each director 5,000 shares of our common stock with an aggregate fair market value of approximately $348,523. These shares have been recorded in a separate component of stockholders’ equity and are being amortized over their 1-year vesting period. Each calendar quarter, 1/4 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense amounted to $179,823 in 2004. On July 30, 2004, we filed an S-8 Registration Statement covering all of the shares issued under this plan.

On July 11, 2001, as compensation for the outside directors for the three year period commencing July 1, 2001, we granted each director shares of our common stock with a fair market value equivalent to approximately $278,833. These shares have been recorded in a separate component of stockholders’ equity and are being amortized over their three-year vesting period. Each calendar quarter, 1/12 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense amounted to $42,012, $105,032 and $98,030 in 2004, 2003 and 2002, respectively. The stock awards to the directors were fully vested as of June 30, 2004.

Note 10 — Stock Options

1993 Stock Incentive Plan

On January 19, 1993, the 1993 Stock Incentive Plan (“1993 Plan”) was approved. Under the 1993 Plan, 400,000 shares of common stock are reserved for the granting of incentive and other stock options to officers, key employees and non-affiliated directors. The 1993 Plan provides for the granting of incentive and other stock options through January 18, 2003. All options outstanding at the time of termination of the 1993 Plan shall continue in full force and effect in accordance with their terms. The option price for incentive stock options and non-qualified stock options will not be less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option shall be exercisable more than ten years after the date the option is granted. The 1993 Plan also provides for the award of stock appreciation rights subject to terms and conditions specified by the Compensation Committee. No stock appreciation rights have been awarded under this 1993 Plan.

1995 Stock Incentive Plan

On May 19, 1995, the 1995 Stock Incentive Plan (“1995 Plan”) was approved. Under the 1995 Plan, 800,000 shares of common stock are available for distribution to our key officers, employees and non-affiliated directors. The 1995 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 18, 2005, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1995 Plan.

1996 Stock Incentive Plan

On December 1, 1996, the 1996 Stock Incentive Plan (“1996 Plan”) was approved. Under the 1996 Plan, 800,000 shares of common stock are available for distribution to our key officers and employees. The 1996 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007, unless otherwise terminated by the resolution of our Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1996 Plan.

1998 Stock Incentive Plan

On May 27, 1998, the 1998 Stock Incentive Plan (“1998 Plan”) was approved. Under the 1998 Plan, 630,000 shares of common stock are available for distribution to our key officers and employees. The 1998 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 26, 2008, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1998 Plan.

1999 Stock Incentive Plan

On January 27, 1999, the 1999 Stock Incentive Plan (“1999 Plan”) was approved. Under the 1999 Plan, 630,000 shares of common stock are available for distribution to our key officers and employees. The 1999 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through January 26, 2009, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999 Plan.

1999A Stock Incentive Plan

On October 7, 1999, the 1999A Nonqualified Stock Plan (“1999A Plan”) was approved and on February 1, 2000, the 1999A Plan was amended. Under the 1999A Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 1999A Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through October 6, 2009, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999A Plan.

2002 Stock Incentive Plan

On February 5, 2002, the 2002 Nonqualified Stock Plan (“2002 Plan”) was approved. Under the 2002 Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 2002 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through February 4, 2012, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 2002 Plan.

2003 Stock Incentive Plan

On June 18, 2003, the 2003 Nonqualified Stock Plan (“2003 Plan”) was approved. Under the 2003 Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 2003 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through June 17, 2013, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 2003 Plan.

Vesting periods for the above referenced stock incentive plans range from three to four years.

The following table summarizes the changes in the number of shares of common stock under option:

	2004		2003		2002
	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price
Outstanding at beginning of year	2,662	$12.32	2,976	$12.00	2,260	$11.28
Granted	702	13.94	119	10.60	998	12.14
Exercised	(209)	9.10	(370)	8.96	(243)	5.49
Expired and/or forfeited	(116)	15.95	(63)	13.92	(39)	14.17

Outstanding at end of year	3,039	$12.79	2,662	$12.32	2,976	$12.00

Options exercisable at year-end	1,828	$12.58	1,668	$11.79	1,502	$10.42

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

Significant option groups outstanding at December 31, 2004 and related weighted average price and life information are as follows:

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-Average	Exercisable	Weighted-Average
Range of	At 12/31/04	Remaining Years of	Exercise	At 12/31/04	Exercise
Exercise Prices	(000)	Contractual Life	Price	(000)	Price
$2.16 to $3.19	22	1.06	$2.73	22	$2.73
3.47 to 4.97	162	3.72	4.95	162	4.95
5.31 to 7.50	229	3.94	7.08	229	7.08
8.45 to 9.83	521	7.88	8.64	243	8.60
10.92 to 13.39	963	7.18	11.84	447	11.05
14.85 to 22.06	1,142	6.92	9.83	725	13.97

$2.16 to $22.06	3,039	6.73	$12.79	1,828	$12.58

Note 11 — Significant Customers and Suppliers

One significant customer, with purchases of $17.5 million, $18.1 million, and $15.9 million, accounted for 11.0%, 15.0%, and 15.3% of the total net revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Trade receivables with this customer amounted to $2.4 million and $2.7 million or 5.9% and 9.0%, of the total trade receivables at December 31, 2004 and 2003, respectively. In addition, for the same periods, we had sales to a customer and its sub-contractors, that when combined, had purchases of $16.4 million, $4.6 million, and $4.2 million, accounting for 10.4%, 3.8%, and 4.0% of net sales for the respective periods. Trade receivables with this customer and its sub-contractors amounted to $2.4 million, or 5.7%, of the total trade receivables at December 31, 2004. The future loss of these customers or any key customer, either in the United States or abroad, due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.

Trade receivables subject us to a concentration of credit risk. The risk is mitigated as a result of the large number of customers comprising our customer base, the relative size and strength of most of our customers and our performance of ongoing credit evaluations.

We utilize third-party manufacturers in Asia, Mexico and the United States to produce our wireless control products. Purchases from three major suppliers amounted to $25.5 million, $9.5 million and $8.2 million representing 28.2%, 10.5% and 9.1%, respectively, of total inventory purchases in 2004. Purchases with the same three major suppliers amounted to $13.4 million, $10.7 million and $6.9 million representing 19.7%, 15.6% and 10.1%, respectively, of total inventory purchases in 2003. Accounts payable with the previously mentioned three suppliers amounted to $5.9 million, $1.0 million and $1.4 million, respectively, representing 33.8%, 5.5% and 8.0% of the total accounts payable at December 31, 2004. There was one additional significant supplier with accounts payable of $2.0 million or 11.6% of the total accounts payable at December 31, 2004. Accounts payable with the previously mentioned three suppliers amounted to $1.0 million, $3.6 million and $0.7 million representing 6.8%, 26.1% and 4.9%, respectively, of the total accounts payable at December 31, 2003. There was one additional significant supplier with accounts payable of $1.7 million or 12.0% of the total accounts payable at December 31, 2003.

Note 12 — Leases

We lease office and warehouse space and certain office equipment under operating leases that expire at various dates through December 31, 2009. Rental expense under operating leases was $1,795,677, $1,578,643, and $1,211,852 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following summarizes future minimum non-cancelable operating lease payments with initial terms greater than one year at December 31, 2004:

Year ending December 31:	Amount
2005	$1,441,709
2006	721,434
2007	657,407
2008	422,035
2009	42,145
Thereafter	—

Total lease commitments	$3,284,730

Note 13 — Employee Benefit Plans

We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. The Company may, at its discretion, make contributions to the plan. The Company matches 50% of the participants’ contributions in the form of newly issued shares of common stock of the Company. The expense recorded for the years ended December 31, 2004, 2003 and 2002 amounted to $421,981, $390,087 and $384,329, respectively.

Note 14 – Other (Expense) Income, net

“Other (expense) income, net” in the Consolidated Income Statements consisted of the following:

	Year Ended December 31,
	2004	2003	2002
Net gain (loss) on foreign exchange transactions	($151,845)	$343,804	$93,740
Patent settlements	—	—	162,964
Write-down of investment	(357,518)	—	—
Other income (loss)	(31,277)	(5,645)	(17,461)

Total	($540,640)	$338,159	$239,243

During 2002, we settled patent infringement suits resulting in payments totaling $162,964.

Note 15 — Income Taxes

In 2004, 2003, and 2002, pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
	2004	2003	2002
Domestic operations	$4,487,292	$6,002,416	$4,898,516
Foreign operations	9,235,372	3,492,758	2,916,290

Total	$13,722,664	$9,495,174	$7,814,806

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
	2004	2003	2002
Current tax expense/(Benefit):
U.S. federal	$2,571,582	$2,438,395	$554,105
State and local	216,698	156,965	(389,006)
Foreign	1,514,802	1,482,389	1,011,728

Total current	4,303,082	4,077,749	1,176,827

Deferred tax expense/(Benefit):
U.S. federal	564,503	(715,000)	492,992
State and local	(200,243)	(46,000)	42,009
Foreign	(58,067)	(88,390)	163,725

Total deferred	306,193	(849,390)	698,726

Total provision	$4,609,275	$3,228,359	$1,875,553

Net deferred tax assets comprised the following at December 31:

	2004	2003
Deferred tax assets:
Inventory reserves	$1,003,018	$990,199
Allowance for doubtful accounts	67,572	727,280
Capitalized research costs	1,286,655	—
Capitalized inventory costs	573,620	287,341
Net operating losses	5,830,703	303,311
Amortization of intangibles	685,962	758,653
Accrued liabilities	510,737	693,049
Income tax credits	264,967	—
State taxes	—	18,407
Depreciation	24,237	17,062
Other	185,633	191,085

Total deferred tax assets	$10,433,104	$3,986,387

Deferred tax liability:
Depreciation	(7,918)	—
Intangibles assets	(1,068,023)	—
Other	—	(22,981)

Total deferred tax liabilities	(1,075,941)	(22,981)

Net deferred tax assets before valuation allowance	9,357,163	3,963,406
Less: Valuation allowance	(1,316,433)	(137,406)

Net deferred tax assets	$8,040,730	$3,826,000

The deferred tax valuation allowance increased $1,179,027, $28,707, and $66,022 during 2004, 2003, and 2002, respectively.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
	2004	2003	2002
Tax provision at statutory
U.S. rate	$4,665,705	$3,228,359	$2,657,034

Increase (decrease) in tax provision resulting from:
State and local taxes, net	235,656	80,288	(225,554)
Foreign tax rate differential	183,674	171,534	183,915
Nondeductible items	34,164	29,199	14,663
In-process R&D	81,600	—	—
Federal valuation allowance	121,556	—	—
Federal research and development credits	(521,052)	(282,055)	(645,251)
Other	(192,028)	1,034	(109,254)

Tax provision	$4,609,275	$3,228,359	$1,875,553

During 2004, pursuant to our purchase of SimpleDevices, pretax book income reflects the write-off of IPR&D expenditures and amortization of certain acquired intangibles. The tax effects of intangibles, other than goodwill, are included in deferred tax liabilities. In connection with the acquisition, we established a $1,100,000 deferred tax liability, and a $5,600,000 deferred tax asset. The net result was an increase to Goodwill of $4,500,000.

At December 31, 2004, we had state Research and Experimentation income tax credit carryforwards of approximately $265,000 with no expiration date.

At December 31, 2004, we had federal, state and foreign net operating losses of approximately $10,874,000, $8,683,000 and $4,679,000, respectively. All of the federal and state net operating loss carryfowards were acquired as part of the acquisition of SimpleDevices. The federal and state net operating loss carryforwards begin to expire in 2017 and 2007, respectively. Approximately $3,367,000 of the foreign net operating losses begin to expire in 2005, the remaining $1,312,000 of foreign net operating losses have an unlimited carryforward. At December 31, 2004, a valuation allowance of approximately $1,176,000 has been provided on certain foreign net operating losses.

Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes to a company’s ownership occur. Our acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carryforwards of SimpleDevices (approximately $10,874,000 and $8,683,000, respectively) are limited but considered realizable in future periods. The annual limitation is as follows: $1,325,000 for 2005 through 2008 and approximately $562,000 thereafter.

As of December 31, 2004, we believed it was more likely than not that certain deferred tax assets related to the impairment of the investment in a private company (a capital asset) would not be realized due to uncertainties as to the timing and amounts of future capital gains. Accordingly, a valuation allowance of approximately $140,000 was established during 2004 (see note 2 – Investments).

During the years ended December 31, 2004, 2003, and 2002 we recognized a credit to additional paid-in capital and a reduction to income taxes payable of $481,000, $443,000, and $1,009,000, respectively, related to the tax benefit from exercises of non-qualified stock options under our stock option plans.

The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

During the year, the Internal Revenue Service began an audit of the December 31, 2001 tax year and the California Franchise Tax Board (“FTB”) continued its audit of the years ended December 31, 1999 and 2000. In 2004, the passing of the statute of limitations for the federal tax year 2000 and negotiations with the FTB on a number of issues, eliminated the need for certain previously recorded tax reserves. Accordingly, we reversed the related previously accrued taxes, reducing the tax provision for 2004 by approximately $250,000. The final results of these audits are not expected to have a material impact on our financial position or results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides several incentives for US multinational corporations and US manufacturers. Subject to certain limitations, the incentives include an 85% dividend received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The US Treasury Department is expected to issue additional guidance with regards to these provisions. We are in the process of analyzing whether to take advantage of this opportunity or the potential impact on our income tax provision, if any.

Note 16 – Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002, approximately 988,250, 1,031,125 and 1,782,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

		Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
BASIC
Net Income	$9,113	$6,267	$5,939

Weighted-average common shares outstanding	13,567	13,703	13,790
Basic earnings per share	$0.67	$0.46	$0.43

DILUTED
Net Income	$9,113	$6,267	$5,939

Weighted-average common shares outstanding for basic	13,567	13,703	13,790
Dilutive effect of stock options and restricted stock	533	304	373

Weighted-average common shares outstanding on a diluted basis	14,100	14,007	14,163

Diluted earnings per share	$0.65	$0.45	$0.42

Note 17 — Business Segments and Foreign Operations

Industry Segments

We have two reportable segments, Core Business and SimpleDevices. The Core Business segment produces a broad line of easy-to-use, pre-programmed universal wireless control products that are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retail, private label, OEMs, and cable and satellite service providers and to companies in the computing industry. The SimpleDevices segment produces connected-device technology solutions, as well as hardware reference designs, that link the home computer and the Internet to existing consumer electronic devices in the home and car using UPnP-compatible software that are marketed primarily to OEMs.

Measurement of Profit or Loss of Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for our reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which we internally disaggregate financial information for the purposes of making internal operating and resource allocation decisions. The primary difference is that the segment information does not include a full allocation of corporate overhead costs between the SimpleDevices and Core Business segments.

Factors Used to Identify Reportable Segments

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, defines an operating segment, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to the limited extent permitted by the standard. During the fourth quarter of 2004 we purchased SimpleDevices, Inc. for approximately $12.8 million in cash, including direct acquisition costs, and a potential performance-based payment of our unregistered common stock, if certain future financial objectives are achieved. The results of SimpleDevices’ operations have been included in the consolidated financial statements from the date of acquisition to December 31, 2004. As a result of the performance based incentive and other factors, we began to review SimpleDevices operating results on a regular basis. As the integration of SimpleDevices operations continues, and the performance based incentive expires, we may or may not determine in the future whether SimpleDevices continues to be a reportable segment in accordance with SFAS 131. Other factors that we considered in the determination of reportable operating segments included product differences, current management structure, distribution methods, and economic characteristics. We concluded, as of December 31, 2004, that reporting SimpleDevices as an additional segment is in accordance with SFAS 131.

Segment Income (Loss) and Assets

	Year Ended December 31, 2004
	Core Business	SimpleDevices (1)	Total
Net sales	$157,548,746	$830,980	$158,379,726
Depreciation and amortization	2,968,412	125,218	3,093,630
Interest income	723,199	—	723,199
Income before income taxes	14,272,566	(549,902)	13,722,664
Assets	$134,473,934	$5,811,245	$140,285,179

     (1): The financial results of SimpleDevices included above, contain only the results of operations since the date of acquisition. The segmented results of operations for the year ended December 31, 2003 and 2002 are not presented here as the results of the Core Business segment for 2003 and 2002 correspond to the consolidated income reported in the consolidated financial statements included in this report.

Geographic Information

Our operations by geographic area are presented below:

		Year ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Net Sales
United States	$73,979,268	$67,641,896	$64,869,051
Netherlands	9,544,000	16,187,092	11,712,572
United Kingdom	26,749,860	15,666,576	11,734,250
France	6,037,043	4,430,504	4,226,259
Germany	8,813,401	5,422,239	3,437,778
Spain	5,581,280	4,611,451	2,931,174
Australia	4,662,878	2,518,151	1,153,324
Hong-Kong	2,803,107	843,040	410,093
Taiwan	2,737,056	533,900	775,300
Singapore	5,807,709	—	—
All Other	11,664,124	2,612,937	2,640,927

	$158,379,726	$120,467,786	$103,890,728

		December 31,
	2004	2003	2002
Long-Lived Assets
United States	5,182,002	$3,002,066	$7,131,655
All Other Countries	1,484,815	1,917,065	3,632,999

	$6,666,817	$4,919,131	$10,764,654

Specific identification was the basis used for attributing revenues from external customers to individual countries.

Note 18 – Related Party Transactions

In August 2001, we entered into a 30-month consulting agreement with one of our former directors, under which the former director received $600,000 for services rendered. Amounts paid under this agreement were $0, $200,000, and $200,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The agreement expired in February 2004. There were no further amounts due at December 31, 2004.

In April 1999, we provided a non-recourse interest bearing secured loan to our chief executive officer. The loan in the amount of $200,000 bears interest at the rate of 5.28% per annum, with interest payable annually to us on each December 15th. The loan is collateralized by the primary residence purchased and the principal is payable on the earlier of (i) December 15, 2007, (ii) within twelve months following a demand from us but only in the event the executive officer ceases being our employee or in the event of a default under the loan; or (iii) on the closing of a sale or transfer of the property.

Note 19 — Contingencies

Product Warranties

We provide for estimated product warranty expenses concurrent with the recognition of revenue. We grant a three year warranty period on our products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided.

An analysis of changes in the liability for product warranties follows:

			Accruals Relating
			to Preexisting
		Accruals for	Warranties and	Settlements (in
	Balance at	Warranties Issued	Changes in	Cash or in Kind)	Balance at end of
Description	beginning of period	During the Period	Estimates	During the Period	period

Year Ended December 31, 2004	$95,005	$212,137	$0	$(139,528)	$167,614
Year Ended December 31, 2003	$95,005	$181,466	$0	$(181,466)	$95,005
Year Ended December 31, 2002	$95,005	$51,142	$0	$(51,142)	$95,005

Litigation

On November 15, 2000, we filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of our patents. On January 31, 2005, we announced resolution of this lawsuit by stating that the parties had entered into a Confidential Settlement Agreement in which Universal Remote Control agreed to license certain of our remote control patents.

On November 19, 2002, we filed suit against Intrigue Technologies, Inc., which was amended on February 13, 2004, alleging that Intrigue Technologies has infringed certain of our patents. In addition, Intrigue Technologies filed suit against us seeking a judgment to declare certain of our patents invalid, unenforceable and void and also alleging that we have violated federal antitrust laws with respect to our patent enforcement. On November 29, 2004, the parties announced that they had settled the various lawsuits when they entered into a Confidential Settlement Agreement which set forth an overall business relationship in which Logitech (Intrigue’s parent company) has licensed certain our technologies to be used in the Logitech Harmony line of advanced remote controls.

As a result of settlements described above, we recorded $375 thousand in selling, general and administrative expenses as a gain.

In 2002, one of our subsidiaries (One For All® S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable (See Note 4 - Accounts Receivable). At December 31, 2004, the amounts due of $2.2 million is recorded as a long term asset in “other assets”. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV, One For All® Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. At this time, each of the subsidiaries disagrees with the allegations of the former distributor and has vigorously defended itself against the counterclaims. These proceedings are still in preliminary stages and the court appointed expert has not yet finalized his report to the court.

In 2003, an ex-employee of one of our subsidiaries brought an action against our subsidiary seeking damages in the amount of approximately $191,000 for wrongful termination. The subsidiary disagreed with these allegations and vigorously defended itself against this claim. In January 2005, judgment was rendered for the ex-employee awarding him approximately $26,000 in damages. In March, 2005, our subsidiary paid this judgment. In February 2005, the ex-employee filed a notice of appeal. It is our intention to seek a settlement of this matter with the ex-employee. If a settlement is not possible, our subsidiary will again vigorously defend itself.

On January 7, 2004, James D. Lyon, Trustee for the bankruptcy estate of Computrex, Inc. (“Trustee”) filed an action against us alleging that we received preferential treatment in connection with certain payments made on our behalf by Computrex. We have not yet answered this complaint and will not need to do so as this action is currently in abeyance while the Trustee appeals an adverse ruling against it in another matter having facts similar to those in the Trustee’s action against us. If and when we answer, we intend to deny all of the material allegations made against us and defend this matter vigorously.

There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter is both probable and estimable, a loss contingency of $191,000 has been recorded.

We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.

Note 20 – SimpleDevices, Inc. Acquisition

From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. for approximately $12.8 million in cash, including direct acquisition costs of $0.3 million. We intend to purchase the remaining shares when the sellers are located. The transaction also includes a potential performance-based payment of unregistered common stock, if certain future financial objectives are achieved, which has not been reflected as part of the purchase price as of December 31, 2004 since it is not probable such objectives will be achieved. The results of SimpleDevices’ operations have been included in the consolidated financial statements since the date of acquisition.

The value we received from the acquisition relates primarily to SimpleDevices’ unique capabilities as well as their complete and in-process technology. SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car.

The total purchase price of approximately $12.8 million, including direct acquisition costs, has been allocated to the net assets acquired based on estimated fair values as follows (in thousands):

Current assets	$274
Property, plant, and equipment	4
Intangible assets
Engineering contracts	370
Developed and core technology	1,630
Trademarks and trade names	840
In-process research and development (IPR&D)	240
Goodwill	7,146
Deferred tax asset	4,521

Total assets and IPR&D acquired	15,025
Current liabilities	(2,264)

Purchase price	$12,761

Amortizable intangible assets

Of the total purchase price, approximately $2.8 million was allocated to amortizable intangible assets including engineering contracts, developed and core technology, and trademarks and trade names.

Engineering contracts represent SimpleDevices’ existing contracts to provide engineering services. In determining the fair value of these engineering service agreements, we used the Income Approach and developed cash flows based on estimated revenue for the contracts over their estimated remaining lives. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to the present value through “discounting”. We are amortizing the engineering contracts on a straight-line basis over an estimated useful life of approximately 5 years.

Developed and core technology consists of products that have reached technological feasibility. These items include most of SimpleDevices’ product lines, principally the SimpleWareTM Platforms and SimpleWareTM Extension Technology. Developed and core technology was valued utilizing the Income Approach. In valuing SimpleDevices’ technology, the initial focus was on the amount of revenue generated by each project. Revenue estimates were based on a combination of: (i) aggregate revenue growth rates for the business as a whole (the Company’s “business model”); (ii) anticipated product development and introduction schedules; (iii) product sales cycles; (iv) the estimated life of the product’s underlying technology; and (v) management’s plans for development of each project. We are amortizing the developed and core technology on a straight-line basis over an estimated useful life of approximately 5 years.

Trademarks and trade names represent the value of SimpleDevices’ name, which we intend to utilize going forward. The value of this intangible was determined after the consideration of many factors, including the length of time that the SimpleDevices name has been in use, the SimpleDevices brand awareness and market position and the plans for continued use of the SimpleDevices brand within a portion of our overall product portfolio. In estimating the fair value of the “Simple” trademark and trade name, the Relief from Royalty Method was employed. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. We are amortizing the trademark and trade names on a straight-line basis over an estimated useful life of approximately 10 years.

Goodwill

Goodwill represents the excess of the cost (purchase price) over the estimated fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed. Goodwill from this transaction of $7.1 million will not be amortized, but will be analyzed for impairment on at least an annual basis in accordance with SFAS No. 142 (Note 3). We performed an initial impairment review of this goodwill as of December 31, 2004, and will evaluate goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate that an impairment loss may have occurred. Of the total goodwill recorded, none is expected to be deductible for tax purposes.

In-process research & development (IPR&D)

The following is a description of the significant research and development projects that were under development at the acquisition date which comprised the aggregate IPR&D charge of $240,000:

SimpleWareTM Platforms – SimpleWareTM Platforms include SimpleCenterTM, SimpleDeviceTM, and SimpleSyncTM. These platforms are core software products for SimpleDevices, Inc. These Platforms provide flexible, standards-based software development kits and applications. The development kits enable OEMs to create customized device applications for different market demographics. SimpleWareTM Platform products and services include connected-device software, media server solutions, USB hardware reference designs, and content service solutions. The SimpleWareTM Platforms had been introduced into the market, were generating revenue, and had reached technological feasibility at the date of the acquisition, and were classified as core/developed technology. The IPR&D related to SimpleWareTM Platforms includes research and development efforts underway to significantly enhance certain features of this software. The associated IPR&D charge for this technology is $200,000.

SimpeWare Extensions – SimpleWareTM Extensions include MediaShare, MediaSkins, MediaProvisioning, MediaExplorer, Digital Rights Management, and Ripping. SimpleWareTM Extensions are add-ons to the core software products, SimpleWareTM Platforms. The IPR&D related to SimpleWareTM Extensions includes research and development efforts underway to significantly enhance certain features of these add-ons. The associated IPR&D charge for this technology is $40,000.

Basis for In-Process R&D Valuation Assumptions

As noted above, the projects in development as of the acquisition date are expected to reach technological feasibility over a period of approximately six to twelve months subsequent to the acquisition date. Cash flows from the sale of software incorporating these technologies are expected to extend through the year 2009 and are forecasted using a product life cycle approach.

Factors considered in estimating cash flows include historical margin levels, budgeted margin levels, the migration of the acquired core/developed technology through subsequent advancements, the estimated life of the underlying technologies in each of the products, and the value contribution estimated to be associated with the technology and industry norms. In general, the estimated margins utilized in the valuation are reflective of the margins historically realized by SimpleDevices. Also reflective of historical experience, the margins are expected to increase over the product life cycle. The expectation for future selling, general and administrative expenses likewise are reflective of historical experience and the assumptions used in SimpleDevices’ enterprise valuation model. Research and development costs were forecasted for each IPR&D project based upon the costs required to bring the product to fruition and the additional costs associated with maintaining the product technology.

The expected operating margins for the IPR&D were reduced for contributory assets, including assessments for capital expenditures and working capital employed, as well as a return on both the tangible assets and the identified intangibles valued in the purchase price allocation.

The free cash flows (net of the various charges discussed above) generated by the in-process technologies in future periods were discounted to their net present value by applying a reasonable discount rate. The discount rate applied to the individual technologies was 24%. This discount rate reflects a “risk premium” of 2% over the weighted average cost of capital (WACC) of 22% computed for SimpleDevices. The WACC was determined based upon an analysis that considered selected industry data. The WACC represents a blended, after-tax cost of debt and equity, and was calculated using a capital asset pricing model.

Through the date of this report, there have been no events or changes in circumstances that suggest the assumptions used in the valuation of the IPR&D were not reasonable. SimpleDevices has continued its development of the in-process technologies and anticipates deploying these technologies in end-products in a timeframe and manner consistent with the projections used for valuation purposes.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.

Potential Performance-Based Payment of Unregistered Common Stock

On October 1, 2004, in conjunction with the purchase of SimpleDevices, we executed a Stock Option Exchange Agreement (“agreement”) with the holders of non-vested options to purchase the common stock of SimpleDevices. The terms of this agreement included the cancellation of these non-vested options. In consideration for this cancellation we extended the right to receive 65,842 shares of Universal Electronic Inc. unregistered stock contingent on meeting certain performance based criteria, including specified operating income levels through the years ending December 31, 2005 and 2006. As of December 31, 2004 the probability that these performance targets will be met is remote.

Pro forma results (unaudited)

The following unaudited pro forma financial information presents the combined results of our operations and SimpleDevices as if the acquisition had occurred as of the beginning of the periods presented. Adjustments of $84,000 for the year ended December 31, 2004 and $113,000 for the year ended December 31, 2003 have been made to the combined results of operations, reflecting primarily amortization of purchased intangible assets, net of tax.

Pro forma results were as follows for the years ended December 31, 2004 and 2003:

	2004	2003 (1)
Revenue:	$159,760,383	$121,869,691
Net income:	$7,473,767	$4,934,244
Basic and diluted net income per share:
Basic	$0.55	$0.36
Diluted	$0.53	$0.35

(1) The pro-forma net income does not reflect the write-off of $240,000 of acquired in-process research and development of SimpleDevices.

The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the dates presented, and should not be taken as a projection of the future consolidated results of our operations.

Supplementary Data

Quarterly Financial Data (Unaudited)
(In thousands)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 is presented below.

	2004
	March	June	September	December
	31,	30,	30,	31, (2)
Net sales	$32,611,427	$34,011,395	$40,046,571	$51,710,333

Gross profit	12,664,173	12,879,801	15,792,458	20,243,605

Operating income	2,080,453	2,417,463	3,295,283	5,746,906
Net income	1,778,334	1,687,713	1,928,298	3,719,044
Earnings per share (1):
Basic	$0.13	$0.13	$0.14	$0.27

Diluted	$0.13	$0.12	$0.14	$0.26

Shares used in computing earnings per share:
Basic	13,714,685	13,483,250	13,495,904	13,579,564

Diluted	14,052,213	13,889,464	14,028,537	14,206,006

	2003
	March	June	September	December
	31,	30,	30,	31,
Net sales	$26,918,697	$27,711,796	$30,300,217	$35,537,076

Gross profit	10,156,897	10,830,374	11,832,663	13,479,567

Operating income	1,305,943	1,577,218	2,390,154	3,300,167
Net income	939,045	1,201,629	1,666,992	2,459,149
Earnings per share (1):
Basic	$0.07	$0.09	$0.12	$0.18

Diluted	$0.07	$0.09	$0.12	$0.17

Shares used in computing earnings per share:
Basic	13,581,581	13,612,039	13,750,669	13,835,281

Diluted	13,785,008	13,880,922	14,145,423	14,186,574

(1)	Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not be equal to the full year net income per common share amount.

(2)	The comparability of the financial data for the quarter ended December 31, 2004 is affected by the October 1, 2004 acquisition of SimpleDevices, Inc. and the inclusion of their financial results.

UNIVERSAL ELECTRONICS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for inventory:

Year Ended December 31, 2004	$3,026,442	$3,787,952	($3,008,067)	$3,806,327
Year Ended December 31, 2003	$1,274,836	$2,890,029	($1,138,423)	$3,026,442
Year Ended December 31, 2002	$1,201,271	$678,333	($ 604,768)	$1,274,836

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for income tax:

Year Ended December 31, 2004	$137,406	$1,179,027	$—	$1,316,433
Year Ended December 31, 2003	$108,699	$28,707	$—	$137,406
Year Ended December 31, 2002	$42,677	$66,022	$—	$108,699

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2004, management, including our Chief Executive Officer and Chief Financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management has excluded SimpleDevices Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired during 2004. SimpleDevices is a subsidiary whose total assets and total revenues represent 9.24% and .52%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls or in other factors that could significantly affect our internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

Information required by Item 405 will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Compliance with Section 16(a) of the Exchange Act.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption “SEC Filings” on the Investor page.

Code of Conduct. We have adopted a code of conduct that applies to all of our employees, including without limitation our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is included as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044). The Code of Conduct also is available on our website, www.uei.com under the caption “Corporate Governance” on the Investor page. We will post on our website information regarding any amendment to, or waiver from, any provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

     The following summarizes our equity compensation plans at December 31, 2004:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
Equity compensation plans approved by security holders	1,453,996	$12.33	468,500
Equity compensation plans not approved by security holders	1,585,053	13.22	76,122
Total	3,039,049	$12.79	544,622

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements – Note 10” for a description of each of our stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

See EXHIBIT INDEX at page 70 to Form 10-K.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 16th day of March, 2005.

UNIVERSAL ELECTRONICS INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE
Paul D. Arling
Chairman and Chief Executive Officer	/s/Paul D. Arling
(Principal Executive Officer)

Robert P. Lilleness
President and Chief Operating Officer	/s/Robert P. Lilleness

Bernard J. Pitz
Senior Vice President, Chief Financial Officer
and Treasurer	/s/Bernard J. Pitz
(Principal Financial and Accounting Officer)

Satjiv S. Chahil	/s/Satjiv S. Chahil
Director

Bruce A. Henderson	/s/Bruce A. Henderson
Director and Audit Committee Member

William C. Mulligan	/s/William C. Mulligan
Director and Audit Committee Member

J. C. Sparkman	/s/J.C. Sparkman
Director and Audit Committee Member

EXHIBIT INDEX

Exhibit
Number	Document Description
2.1	Asset Purchase Agreement dated September 1, 1998 by and among Universal Electronics Inc., H&S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 2.1 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

2.2	Contract for Sale of Participations of Unimand Espana, S.L. dated June 30, 1999 by and among Universal Electronics, BV and Diffusion Artistique et Musicale D.A.M. S.A. and Mr. Francisco Muro (Incorporated by reference to Exhibit 2.2 to The Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044)

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044)

4.1	Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration filed on or about June 5, 1995)

4.2	Form of Certificate of Designation and Terms of Participating Preferred Stock of Universal Electronics Inc., included as Exhibit A to the Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 2 to the Company’s Form 8-A Registration filed on or about June 5, 1995)

4.3	Form of Rights Certificate and of Election to Exercise, included as Exhibit B to the Stockholder Protection Rights Agreement, dated as of May 19, 1995, between Universal Electronics Inc. and Society National Bank, as Rights Agent (Incorporated by reference to Exhibit 3 to the Company’s Form 8-A Registration filed on or about June 5, 1995).

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

*10.2	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.3	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044

*10.4	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

Exhibit
Number	Document Description
*10.5	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.6	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.7	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.8	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

10.9	Lease dated November 1, 1997 by and between Universal Electronics Inc. and Warland Investments Company (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.10	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.11	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.12	Agreement dated August 12, 1998 by and between Universal Electronics Inc., and David M. Gabrielsen (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.13	Stock Acquisition Representations and Covenants Certificate dated September 1, 1998 from H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.14	Non-Compete Agreement dated September 1, 1998 by and among Universal Electronics Inc., H & S Management Corp., J.C. Sparkman and Steven Helbig (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.15	Consulting Agreement dated September 1, 1998 by and between Universal Electronics Inc. and J.C. Sparkman (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.16	Revolving Loan and Security Agreement dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.17	Copy of Revolving Note dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.18	Patent and Trademark Collateral Assignment dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

Exhibit
Number	Document Description
10.19	Purchase Agreement dated November 8, 1998 by and between Universal Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.20	Warrant dated November 9, 1998 by and between Universal Electronics Inc. and General Instrument Corporation (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.21	Agreement dated January 30, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and Euro quality Assurance Ltd. And T. Maeizumi (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.22	Agreement dated February 3, 1998, as amended on December 30, 1998 by and among Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc., Strand Europe Ltd. and Ashok Suri (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.23	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.24	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.25	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.26	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.27	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

10.28	First Amendment to Revolving Loan and Security Agreement dated September 19, 2000 by and between Universal Electronics Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 (File No. 0-21044))

10.29	Purchase Agreement dated August 25, 2000 by and between Universal Electronics BV, a wholly owned subsidiary of Universal Electronics Inc. and DAM Company (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 28, 2001 (File No. 0-21044))

10.30	Extension of Revolving Loan and Security Agreement dated October 23, 2001 by and between Universal Electronics Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.31	Termination Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

Exhibit
Number	Document Description
*10.32	Consulting Agreement dated August 1, 2001 by and between Universal Electronics Inc. and Camille K. Jayne (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 0-21044))

*10.33	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044

*10.34	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044

10.35	Business Loan Agreement dated April 1, 2002 between Bank of America, N.A. and Universal Electronics Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002 (File No. 0-21044))

*10.36	Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

10.37	Credit Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

10.38	Promissory Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.39	Form of Separation Agreement and General Release dated October 7, 2003 between Universal Electronics Inc. and Jerry Bardin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.40	Form of Consulting Agreement dated October 7, 2003 between Universal Electronics Inc. and Jerry Bardin (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.41	Form of Employment and Separation Agreement and General Release dated October 31, 2003 between Universal Electronics Inc. and Mark Z. Belzowski (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.42	Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.43	Form of Executive Officer Employment Agreement dated April 2003 by and between Universal Electronics Inc. and Robert P. Lilleness (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.44	Form of Continuing Employment Agreement between Universal Electronics Inc. and Bernard J. Pitz dated March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2005 (File No. 0-21044)).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

Exhibit
Number	Document Description
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (filed herewith)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.