Form 10-Q
period 2005-03-31
UNIVERSAL ELECTRONICS INC
filed 2005-05-10
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________.

Commission File Number: 0-21044

UNIVERSAL ELECTRONICS INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0204817 (I.R.S. Employer Identification No.)

6101 Gateway Drive Cypress, California (Address of principal executive offices)	90630 (Zip Code)

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

Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,547,478 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on May 5, 2005.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$41,216	$42,472
Accounts receivable, net	32,121	38,433
Inventories, net	24,420	23,862
Prepaid expenses and other current assets	2,452	2,237
Income tax receivable	1,158	1,158
Deferred income taxes	3,043	3,216

Total current assets	104,410	111,378

Equipment, furniture and fixtures, net	4,063	3,732
Goodwill	10,578	10,655
Intangible assets, net	6,394	6,550
Other assets	2,677	2,935
Deferred income taxes	4,900	5,035

Total assets	$133,022	$140,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,584	$17,559
Accrued income taxes	4,628	4,267
Accrued compensation	3,058	5,914
Other accrued expenses	7,149	8,557

Total current liabilities	30,419	36,297

Long term liabilities:
Deferred income taxes	106	107
Deferred revenue	700	—

Total liabilities	31,225	36,404

Commitments and Contingent Liabilities

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 16,715,155 and 16,642,743 shares issued at March 31, 2005 and December 31, 2004, respectively	167	166
Paid-in capital	79,500	78,872
Accumulated other comprehensive income	681	3,571
Retained earnings	47,149	45,293
Deferred stock-based compensation	(84)	(168)

	127,413	127,734
Less cost of common stock in treasury, 3,185,876 and 3,084,591 shares at March 31, 2005 and December 31, 2004, respectively	(25,616)	(23,853)

Total stockholders’ equity	101,797	103,881

Total liabilities and stockholders’ equity	$133,022	$140,285

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$41,502	$32,611
Cost of sales	25,786	19,947

Gross profit	15,716	12,664
Research and development expenses	1,600	1,130
Selling, general and administrative expenses	12,432	9,454

Operating income	1,684	2,080
Interest income	218	114
Other income, net	952	500

Income before income taxes	2,854	2,694
Provision for income taxes	998	916

Net income	$1,856	$1,778

Earnings per share:
Basic	$0.14	$0.13

Diluted	$0.13	$0.13

Shares used in computing earnings per share:
Basic	13,518	13,715

Diluted	14,082	14,052

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash provided by operating activities:
Net income	$1,856	$1,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	880	598
Provision for doubtful accounts	308	80
Provision for inventory write-downs	940	661
Deferred income taxes	281	—
Shares issued for employee benefit plan	85	—
Employee and director stock-based compensation	84	—

Changes in operating assets and liabilities:
Accounts receivable	5,083	5,891
Inventory	(2,016)	(1,240)
Prepaid expenses and other assets	(99)	(139)
Accounts payable and accrued expenses	(4,947)	(4,021)
Accrued income and other taxes	496	(688)

Net cash provided by operating activities	2,951	2,920

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(948)	(257)
Acquisition of intangible assets	(184)	(33)
Payment for business acquired	(8)	—

Net cash used for investing activities	(1,140)	(290)

Cash used for financing activities:
Proceeds from stock options exercised	618	95
Treasury stock purchase	(1,839)	(3,760)

Net cash used for financing activities	(1,221)	(3,665)

Effect of exchange rate changes on cash	(1,846)	(516)

Net decrease in cash and cash equivalents	(1,256)	(1,551)

Cash and cash equivalents at beginning of period	42,472	58,481

Cash and cash equivalents at end of period	$41,216	$56,930

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our 2004 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amount of revenue and expense during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, review for impairment of long-lived assets, identifiable intangible assets, goodwill, contingencies, and income taxes. Actual results may differ from those estimated and the estimates may be adjusted as more information becomes available and any adjustment could be significant.

Stock-Based Compensation

We apply the provisions of Accounting Principles Board Opinion No. 25 when accounting for stock-based employee compensation; therefore, no compensation expense has been recognized for our fixed stock option plans as options are granted at fair market value on the date of the grant. We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004*
Net income As reported	$1,856	$1,778
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(655)	(489)

Pro forma	$1,201	$1,289

Basic earnings per share:
As reported	$0.14	$0.13
Pro forma	$0.09	$0.09
Diluted earnings per share:
As reported	$0.13	$0.13
Pro forma	$0.08	$0.09

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

*	Stock compensation and the resulting pro forma net income and earnings per share for the three months ended March 31, 2004 have been revised to reflect the effect of stock option forfeitures.

There were 495,000 options granted during the three months ended March 31, 2005. The fair value of options at their date of grant were estimated using the Black-Scholes model. The following assumptions were utilized in the Black-Scholes model to determine the fair value of the options granted during the three months ended March 31, 2005: risk-free interest rate of approximately 3.65%, expected volatility of 61.38%, expected life of five years, and the common stock will not pay dividends. The per-share weighted average grant date fair value of the options granted during the three months ended March 31, 2005 is $9.69.

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located in many different geographic regions. We mitigate our exposure to credit risk by placing our cash and cash equivalents with high quality financial institutions.

Accounts Receivable

Trade receivables subject us to a concentration of credit risk. This risk is mitigated by a number of factors. These factors include the size, strength, and number of customers comprising our customer base, and our performance of ongoing credit evaluations.

We had sales to one significant customer of $4.8 million and $3.8 million representing 11.5% and 11.8% of our net sales for the three months ended March 31, 2005 and 2004, respectively. Trade receivable with this customer amounted to $1.7 million or 5.1% and $2.4 million or 5.9% of our total accounts receivable at March 31, 2005 and December 31, 2004, respectively. In addition, for the same periods, we had sales to a customer and its sub-contractors that, when combined, totaled $8.9 million and $2.1 million accounting for 21.5% and 6.5% of net sales for the three months ended March 31, 2005 and 2004, respectively. Trade receivables with this customer and its subcontractors amounted to $6.3 million or 15.3% and $2.4 million or 5.7% of our total trade receivables at March 31, 2005 and December 31, 2004, respectively.

Significant Suppliers

Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, and certain other components, from three main sources. These three sources each provide in excess of ten percent (10%) of the microprocessors used in our products. Purchases from these three major suppliers amounted to $8.9 million, $2.9 million and $2.4 million representing 38.7%, 12.5% and 10.6%, respectively, of total inventory purchases in the quarter ended March 31, 2005. Accounts payable with the aforementioned three suppliers amounted to $6.0 million, $0.8 million and $0.5 million, respectively, representing 33.8%, 5.3% and 3.2% of the total accounts payable at March 31, 2005. There was one additional supplier with accounts payable of $1.6 million or 10.6% of the total accounts payable at March 31, 2005.

During the quarter ended March 31, 2004, purchases from these three major suppliers amounted to $3.8 million, $1.9 million and $0.6 million representing 21.3%, 10.7% and 3.5%, respectively, of total inventory purchases. Accounts payable with the aforementioned three suppliers amounted to $2.6 million, $0.5 million and $0.2 million, respectively, representing 24.1%, 4.2% and 1.8% of the total accounts payable at March 31, 2004. There were no other significant suppliers with accounts payable greater than ten percent of the total accounts payable at March 31, 2004.

Inventories

Inventories consisting of wireless control devices, audio/video accessories, and the related component parts, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. New product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventory status to control inventory levels and to ensure that we dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon our best estimates about future demand and market conditions. If the actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Net inventories consist of the following (in thousands):

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2005	December 31, 2004
Components	$7,555	$8,222
Finished goods	16,865	15,640

Inventory, net	$24,420	$23,862

During the quarter ended March 31, 2005 inventory write-downs totaled $0.9 million compared to $0.7 million recorded in the quarter ended March 31, 2004. Inventory write-downs are a normal part of our business, and result primarily from product life cycle estimation variances.

Income Taxes

We use the estimated effective tax rate for the year to determine our provision for income taxes. We recorded income tax expense of $1.0 million for the three months ended March 31, 2005 compared to $0.9 million for the same period last year. Our estimated effective tax rate was 35.0% and 34.0% during the three months ended March 31, 2005 and 2004, respectively.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended March 31, 2005 and 2004, 1,057,500 and 1,093,903 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Earnings per share for the three months ended March 31, 2005 and 2004 are calculated as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
BASIC
Net income	$1,856	$1,778

Weighted-average common shares outstanding	13,518	13,715

Basic earnings per share	$0.14	$0.13

DILUTED
Net income	$1,856	$1,778

Weighted-average common shares outstanding for basic	13,518	13,715

Dilutive effect of stock options and restricted stock	564	337

Weighted-average common shares outstanding on a diluted basis	14,082	14,052

Diluted earnings per share	$0.13	$0.13

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income

The components of comprehensive income (loss) are listed below (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net Income	$1,856	$1,778
Other comprehensive income (loss):
Foreign currency translations	(2,890)	(645)

Comprehensive income (loss):	$(1,034)	$1,133

Other Income

The components of other income consist of the following (in thousands):

	Quarter Ended March 31,
	2005	2004
Gain on foreign currency exchange	$944	$498
Other	8	2

Other income	$952	$500

Treasury Stock

We purchased 106,285 shares of our common stock at a cost of $1.8 million during the quarter ended March 31, 2005. During the quarter ended March 31, 2004, we purchased 293,290 shares of our common stock at a cost of $3.8 million. We hold shares purchased from the open market as treasury stock and they are available to be reissued.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments that have the characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, this new standard requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt this standard in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 will have a material impact.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we are required to adopt the standard in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it will have a material impact.

In December 2004, the FASB issued SFAS 123R, “Share Based Payments”. SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Goodwill and Intangible Assets

We are composed of two operating segments. Under the requirements of SFAS 142, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit”. SFAS 142 defines a reporting unit as either (1) an operating segment – as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment – referred to as a component. Our domestic and international components are “reporting units” within the operating segment “Core Business”. SimpleDevices is the other operating segment and is a “reporting unit” as well.

Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000. We acquired SimpleDevices in 2004, and of the total purchase price, approximately $7.2 million was allocated to goodwill and $2.8 million was allocated to amortizable intangible assets including engineering contracts, developed and core technology, and trademarks and trade names.

Goodwill information for each reporting unit is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Core Business Segment
Domestic	$1,191	$1,191
International	2,232	2,318

	3,423	3,509
SimpleDevices	7,155	7,146

Total Goodwill	$10,578	$10,655

The difference in the goodwill reported at March 31, 2005, as compared to the goodwill reported at December 31, 2004, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Besides Goodwill, our other Intangible assets consist principally of distribution rights, patents, trademarks, purchased technologies and capitalized software costs. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to ten years.

Information regarding our other intangible assets is as follows (in thousands):

	March 31, 2005	December 31, 2004
Carrying amount:
Distribution rights	$388	$405
Patents	4,123	3,945
Trademark and trade names	943	979
Developed and core technology	2,410	2,410
Capitalized software	849	849
Other	470	470

Total carrying amount	$9,183	$9,058

Accumulated amortization:
Distribution rights	$52	$54
Patents	1,546	1,463
Trademark and trade names	63	75
Developed and core technology	631	429
Capitalized software	366	297
Other	131	190

Total accumulated amortization	$2,789	$2,508

Net carrying amount:
Distribution rights	$336	$351
Patents	2,577	2,482
Trademark and trade names	880	904
Developed and core technology	1,779	1,981
Capitalized software	483	552
Other	339	280

Total net carrying amount	$6,394	$6,550

Amortization expense for the three months ended March 31, 2005 was approximately $0.3 million. Amortization expense for the three months ended March 31, 2004 was approximately $0.1 million. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 are as follows (in thousands):

2005 (remaining nine months)	$1,039
2006	1,377
2007	1,101
2008	984
2009	822
2010	428

Accounting Policy for Derivatives

Our foreign currency exposures are primarily concentrated in the Euro and British Pound. We do not enter into financial instruments for speculation or trading purposes. Depending on the predictability of cash flows of each operating currency, we periodically enter into foreign currency exchange contracts with contract terms normally lasting less than six months to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated receivables and payables. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign-currency-denominated receivables and payables are recorded as foreign exchange transaction gains or losses in other income.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended March 31, 2005 we entered into foreign currency exchange contracts that did not qualify for hedge accounting which resulted in a net loss of approximately $0.2 million. We had one foreign currency exchange contract with a notional amount of $10.0 million outstanding at March 31, 2005. We had no foreign currency exchange contracts or other derivatives at December 31, 2004.

Business Segments and Foreign Operations

Reportable Segments

We have two reportable segments, Core Business and SimpleDevices. The Core Business segment produces a broad line of easy-to-use, pre-programmed universal wireless control products that are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retail, private label, OEMs, cable and satellite service providers, and to companies in the computing industry. The SimpleDevices segment produces connected-device technology solutions, as well as hardware reference designs, that link the home computer and the Internet to existing consumer electronic devices in the home and car using Universal Plug and Play (“UPnP”) compatible software that is marketed primarily to OEMs.

The disaggregated financial results for our reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which we make internal operating and resource allocation decisions. The accounting policies of the reportable segments are the same as those described under the “Summary of Significant Accounting Policies” section contained in our 2004 Annual Report on Form 10-K. The segment information does not include a full allocation of corporate overhead costs between the SimpleDevices and Core Business segments.

Factors Used to Identify Reportable Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, defines an operating segment, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. During the fourth quarter of 2004 we purchased SimpleDevices, Inc. for approximately $12.8 million in cash, including direct acquisition costs, and a potential performance-based payment of our unregistered common stock, if certain future financial objectives are achieved. As a result of the performance based incentive and other factors, we review SimpleDevices operating results on a regular basis. As the integration of SimpleDevices operations continues, and the performance based incentive expires, we may or may not determine in the future that SimpleDevices will continue to be a reportable segment in accordance with SFAS 131. Other factors that we considered in the determination of reportable operating segments included product differences, current management structure, distribution methods, and economic characteristics. We concluded, as of March 31, 2005, that reporting SimpleDevices as an additional segment is in accordance with SFAS 131.

Segment Income (Loss) and Assets (in thousands):

	Quarter Ended March 31, 2005
	Core Business	SimpleDevices (1)	Total
Net sales	$40,979	$523	$41,502
Depreciation and amortization	758	122	880
Interest income	218	—	218
Income (loss) before income taxes	3,543	(689)	2,854
Assets	$128,268	$4,754	$133,022

(1)	SimpleDevices was acquired in October 2004, consequently the results of operations and assets of SimpleDevices are not presented for the quarter ended March 31, 2004. Results of operations and assets for the quarter ended March 31, 2004 are not presented for the Core Business segment as it corresponds to the income and assets in the accompanying unaudited consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our sales to external customers and long-lived tangible assets by geographic area are presented below (in thousands):

	Three Months Ended March 31,
	2005	2004
Net Sales
United States	$23,828	$16,704
International:
United Kingdom	4,168	5,790
Asia	2,743	764
Spain	2,390	1,151
Germany	2,092	1,749
France	1,430	1,665
Switzerland	1,114	283
South Africa	327	546
All Other	3,410	3,959

Total International	17,674	15,907

Total Net Sales	$41,502	$32,611

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.

Our geographic Long-Lived asset information is as follows:

	March 31, 2005	December 31, 2004
Long-lived Tangible Assets
United States	$5,278	$5,182
International	1,462	1,485

Total	$6,740	$6,667

Pro forma results (unaudited)

The following unaudited pro forma financial information presents the combined results of our operations and SimpleDevices as if the acquisition had occurred as of the beginning of the periods presented. An adjustment of $28,000 for the quarter ended March 31, 2004 has been made to the combined results of operations, reflecting primarily amortization of purchased intangible assets, net of tax.

Pro forma results were as follows for the quarters ended March 31, 2005 and 2004 (in thousands):

	2005	2004 (1)
Revenue:	$41,502	$32,968
Net income:	$1,856	$1,493
Basic and diluted net income per share:
Basic	$0.14	$0.11
Diluted	$0.13	$0.11

(1)	The pro-forma net income does not reflect the write-off of $240,000 of acquired in-process research and development of SimpleDevices.

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

We warrant our products against defects in materials and workmanship arising during normal use and service. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses as we sell the related products. Because warranty expense is a forecast based on the best available information, mostly historical claims experience, actual claim costs may differ from the amounts provided. The changes in the liability for product warranties is presented below:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Three Months Ended March 31, 2005	$167,614	$38,784	$(9,402)	$196,996
Three Months Ended March 31, 2004	$95,005	$577,120	$(82,325)	$589,800

During the first quarter of 2004 there were several distinct warranty issues that came about during the normal course of business. As of March 31, 2005, all but one of the issues has been resolved and we do not believe there is any remaining exposure relating to the other warranty issues.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commitments and Contingent Liabilities

We are parties to lawsuits and claims arising in the normal course of our business.

On November 15, 2000, we filed suit against Universal Remote Control Inc. alleging that Universal Remote has infringed certain of our patents. On January 31, 2005, we announced resolution of this lawsuit by stating that the parties had entered into a Confidential Settlement Agreement in which Universal Remote Control agreed to license certain of our remote control patents.

In 2002, one of our subsidiaries (One For All® S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. At March 31, 2005, the amount due of $2.1 million is recorded as a long term asset in “other assets”. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”), One For All® Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has not yet decided whether it will appeal this decision, however, it will ask the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. The amount of this judgment has been recorded as of March 31, 2005. With respect to the remaining matters before the court, the proceedings are still in preliminary stages and the court appointed expert has not yet finalized his report to the court. At this time, each of the subsidiaries disagrees with the allegations of the former distributor and has vigorously defended itself against the counterclaims.

In 2003, an ex-employee of one of our subsidiaries brought an action against our subsidiary seeking damages in the amount of approximately $191,000 for wrongful termination. The subsidiary disagreed with these allegations and vigorously defended itself against this claim. In January 2005, judgment was rendered for the ex-employee awarding him approximately $26,000 in damages. In March 2005, our subsidiary paid this judgment. In February 2005, the ex-employee filed a notice of appeal. It is our intention to seek a settlement of this matter with the ex-employee. If a settlement is not possible, our subsidiary will again vigorously defend itself.

On January 7, 2004, James D. Lyon, Trustee for the bankruptcy estate of Computrex, Inc. (“Trustee”) filed an action against us alleging that we received preferential treatment in connection with certain payments amounting to $528,000 made on our behalf by Computrex to our freight carriers. In addition to seeking a return of the alleged preferential payments, the Trustee has asked for costs, and pre- and post-judgment interest. We have not yet answered this complaint and will not need to do so as this action is currently in abeyance while the Trustee appeals an adverse ruling against it in another matter having facts similar to those in the Trustee’s action against us. In April 2005, an appellate court affirmed the ruling against the Trustee in this other matter. If and when we answer, we intend to deny all of the material allegations made against us and defend this matter vigorously. Finally, in May 2002, we filed a proof of claim in the amount of $106,000 with the Bankruptcy Court against the bankruptcy estate of Computrex seeking a return of freight charges paid to Computrex for which it failed to remit to our freight carriers.

There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter was both probable and estimable, a loss contingency of $191,000 was recorded.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Beginning in 1986 and continuing today, we have compiled an extensive library of over 172,000 IR codes that cover nearly 210,000 individual device functions and over 2,400 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of our wireless control devices by adding IR codes from our library that were not originally included.

Beginning in 2002, we began selling our Nevo® 1.0 software embedded on our chip to a third-party supplier of personal digital assistant devices (PDAs). Nevo 2.0® was launched in July of 2004. Building on this platform, we expect to use Nevo 2.0® technology in a new product named “NevoSL®” which we expect to ship in the second quarter of 2005. NevoSL® is a universal controller that delivers complete audio, visual and Wi-Fi digital media control for the networked home.

From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. (SimpleDevices) for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future if certain financial objectives are achieved. We did not reflect the value of the common stock as part of the purchase price as of March 31, 2005 since we did not believe that it was probable the performance metrics will be met.

The value we received from this acquisition relates primarily to SimpleDevices’ unique capabilities, as well as their complete and in-process technology. SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car. The company provides Universal Plug and Play (UPnP) compatible software to transform common home devices into “connected” devices — that is, allow them to find, control and share entertainment media across a home network. UPnP is an architecture for pervasive peer-to-peer network connectivity of intelligent appliances, wireless devices, and PCs of all form factors. It is designed to bring standards-based connectivity to ad-hoc or unmanaged networks whether in the home, in a small business, public spaces, or attached to the Internet. UPnP is a distributed, open networking architecture that leverages TCP/IP and the Web technologies to enable proximity networking in addition to control and data transfer among networked devices in the home, office, and public spaces.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net sales	100%	100%
Cost of sales	62.1	61.2

Gross profit	37.9	38.8
Research and development expenses	3.8	3.5
Selling, general and administrative expenses	30.0	29.0

Operating expenses	33.8	32.5

Operating income	4.1	6.3
Interest income, net	0.5	0.4
Other income	2.3	1.5
Income before income taxes	6.9	8.2
Provision for income taxes	2.4	2.8

Net income	4.5%	5.4%

First Quarter 2005 versus First Quarter 2004

	2005		2004
	$ (million)	% of total	$ (million)	% of total
Net sales:
Business	$29.6	71.3%	$18.1	55.6%
Consumer	11.9	28.7%	14.5	44.4%

Total net sales	$41.5	100.0%	$32.6	100.0%

Consolidated

Net sales for the first quarter of 2005 were $41.5 million, an increase of 27% compared to $32.6 million for the first quarter of 2004. Net income for the first quarter of 2005 was $1.9 million or $0.14 per share (basic) and $0.13 per share (diluted) compared to $1.8 million or $0.13 per share (basic) and $0.13 per share (diluted) for the first quarter of 2004.

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 71% of net sales for the first quarter of 2005 compared to 56% for the first quarter of 2004. Net sales in our Business lines for the first quarter of 2005 increased by 63% to $29.6 million from $18.1 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales-which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include personal video recording (PVR), video-on-demand (VOD), and high definition (HD) television. Royalty revenue recognized in the first quarter of 2005 attributable to agreements signed in the fourth quarter of 2004 and the acquisition of SimpleDevices also contributed to the increase in net sales. The acquisition of SimpleDevices added net sales of $0.5 million and 3% to the Business category net sales growth. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.

Net sales in our Consumer lines (One For All® international retail, private label, and direct import) were approximately 29% of net sales for the first quarter of 2005 compared to 44% for the first quarter of 2004. Net sales in our Consumer lines for the first quarter of 2005 decreased by 18% to $11.9 million from $14.5 million for the same period last year. The decrease in sales resulted primarily from private label sales, which decreased by 77% to $0.7 million in the first quarter of 2005 from $2.9 million in the first quarter of 2004. This was due to a decline in the volume of Kameleon sales. Kameleon sales declined during the quarter, as compared to the prior quarter, as a result of less new product introductions. Partially offsetting the decrease in sales was a $0.4 million increase related to favorable foreign exchange rate movements, as both the Euro and the British Pound strengthened compared to the U.S. Dollar. We expect that the Consumer lines will return to at or above prior year levels for the remainder of 2005.

Gross profit for the first quarter of 2005 was $15.7 million compared to $12.7 million for the first quarter of 2004. Gross profit as a percentage of net sales for the first quarter of 2005 was 37.9% compared to 38.8% for the first quarter of 2004. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a somewhat lower-than-average gross profit rate, being a larger percentage of our total business. The impact of this change in mix was a 3.3% reduction in the gross profit rate. Gross profit was also negatively impacted by $0.6 million of cost resulting from a larger proportion of air shipments caused by increased volume, which contributed to a 1.7% reduction in gross profit rate. These items were partially offset by lower inventory costs, which added $0.8 million to gross profit and 1.7% to the gross profit rate; a reduction in warranty expense of $0.5 million, which added 1.6% to the gross profit rate; and the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $0.4 million and added 0.5% to the gross profit rate. We expect gross profit rates to return to historical levels for the remainder of 2005.

Research and development expenses increased 41% from $1.1 million in the first quarter of 2004 to $1.6 million in the first quarter of 2005. This increase was primarily related to our continued expansion of the Nevo® platform, and the development of audio-video accessories for sale in our retail channel. We expect research and development expense to remain at this level throughout 2005.

Selling, general and administrative expenses increased 31% from $9.5 million in the first quarter of 2004 to $12.4 million in the first quarter of 2005. Approximately $0.9 million of the increase was attributable to delivery and freight costs caused by the increase in sales volume, $0.9 million to the acquisition of SimpleDevices, $0.5 million to payroll and benefits, $0.4 million to external costs related to Sarbanes-Oxley compliance efforts, and $0.2 million to the appreciation of the Euro relative to the U.S. Dollar. We expect that delivery and freight costs will decline as a percentage of revenue as the rate of air shipments declines later in the second quarter.

In the first quarter of 2005, we recorded $0.2 million of interest income compared to $0.1 million during the first quarter of 2004. This increase was due to higher money market rates and a higher average cash balance in Europe. This trend will remain throughout 2005.

For the first quarter of 2005, other income was $1.0 million as compared to $0.5 million of other income for the first quarter of 2004. Approximately $0.9 million of other income in the first quarter of 2005 was the result of a foreign exchange gain, compared to a foreign exchange gain of $0.5 million for the first quarter of 2004.

We recorded income tax expense of $1.0 million for the first quarter of 2005 compared to $0.9 million for the first quarter of 2004. Our estimated effective tax rate was 35% during the three months ended March 31, 2005 compared to 34% during the three months ended March 31, 2004. The increase in the estimated effective tax rate was the result of earning a larger percentage of our profits in higher tax rate jurisdictions. We expect that our effective tax rate will remain at approximately 35% for the remainder of the year.

SimpleDevices

SimpleDevices recorded net sales of $0.5 million and a pretax loss of $0.7 million during the first quarter of 2005. Sales consisted primarily of engineering services related to the development of hardware utilized by SimpleDevices’ customers to run the SimplePlatforms software. In addition, SimpleDevices also generated revenue by customizing their software products to customer’s specific needs. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results.

Gross profit was $0.2 million, or 33% of sales.

Selling, general and administrative expenses were $0.9 million, which consisted primarily of engineering payroll and benefit costs.

We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs.

Liquidity and Capital Resources

(In thousands)

		Increase
	March 31, 2005	(decrease)	December 31, 2004
Cash and cash equivalents	$41,216	$(1,256)	$42,472
Working capital	73,991	(1,090)	75,081

	Three months ended	Increase	Three months ended
	March 31, 2005	(decrease)	March 31, 2004
Cash provided by operating activities	$2,951	$31	$2,920
Cash used for investing activities	(1,140)	(850)	(290)
Cash used for financing activities	(1,221)	2,444	(3,665)
Effect of exchange rate changes	(1,846)	(1,330)	(516)

Our principal source of funds is from operations. Cash provided by operating activities for the first three months of 2005 was $3.0 million as compared to $2.9 million in the first three months of 2004.

Cash used for investing activities for the first three months of 2005 was $1.1 million as compared to $0.3 million for the first three months of 2004. The increase in cash used for investing activities was primarily due to the acquisition of fixed assets. Capital expenditures in the first three months of 2005 and 2004 were approximately $0.9 million and $0.3 million, respectively. These expenditures related primarily to our acquisition of product tooling.

Cash used for financing activities for the first three months of 2005 was $1.2 million as compared to $3.7 million for the first three months of 2004. The decrease in cash used for financing activities was primarily due to a decline in the amount of treasury shares acquired and an increase in proceeds from the exercise of stock options. We purchased 106,285 shares of our common stock at a cost of $1.8 million during the quarter ended March 31, 2005, compared to 293,290 shares at a cost of $3.8 million during the quarter ended March 31, 2004. Proceeds from stock option exercises were $0.6 million during the quarter ended March 31, 2005, compared to proceeds of $0.1 million during the quarter ended March 31, 2004.

We hold these shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. We have authority under the Credit Facility to acquire up to 1.5 million shares of our common stock in market purchases. Between the date of execution of the Credit Facility and March 31, 2005, we have purchased 647,019 shares of our common stock leaving 852,981 remaining shares authorized for purchase under the credit facility. In 2005 we may continue to purchase shares of our common stock if we believe conditions are favorable.

On September 15, 2003, we entered into a three-year $15.0 million unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”). Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2005 using the LIBOR Rate option plus a fixed margin of 1.25% was 4.11%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this periods year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under this Credit Facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2005, we did not have any amounts outstanding under this credit facility or any outstanding import letters of credit. Furthermore, as of March 31, 2005, we were in compliance with all financial covenants required by the Credit Facility.

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

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments that have the characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable non-controlling interests. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, this new standard requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt this standard in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 will have a material impact.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we are required to adopt the standard in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it will have a material impact.

In December 2004, the FASB issued SFAS 123R, “Share Based Payment”. SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,’’ and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Factors That May Affect Financial Condition And Future Results

Forward Looking Statements

We caution that the following important factors, among others (including but not limited to factors discussed below or above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed in the 2004 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission, could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements are subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on us or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believed; the lack of continued growth of our technologies and product lines addressing the market for digital media; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; the effect the Euro and other foreign currencies could have on our financial results; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

Dependence upon Key Suppliers

Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, and certain other components, from three main sources, each of which provides in excess of ten percent (10%) of the microprocessors used in our products. We have identified alternative sources of supply for these integrated circuit components, but there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.

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

Potential Fluctuations in Quarterly Results

Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. Factors such as quarterly variations in financial results could have a material adverse affect on the volatility and market price of our common stock.

We may from time to time increase our operating expenses to fund greater levels of research and development, sales and marketing activities, development of new distribution channels, improvements in our operational and financial systems, development of our customer support capabilities, and to support our efforts to comply with various government regulations. To the extent such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be adversely affected.

In addition, we may experience significant fluctuations in future quarterly operating results that may be caused by many other factors, including demand for our products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which our products are sold, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, foreign currency exchange rate fluctuations and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations or financial condition. As a result, we believe period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

Due to all of the foregoing factors, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. If this happens the price of our common stock will likely be materially adversely affected.

Dependence on Consumer Preference

We are susceptible to fluctuations in our business based upon consumer demand for our products. We believe that our success depends on our ability to anticipate, gauge and respond to fluctuations in consumer preferences. However, it is impossible to predict with complete accuracy the occurrence and effect of fluctuations in consumer demand for our products. Moreover, we caution that any growth in revenues that we achieve may be transitory and should not be relied upon as an indication of future performance. Thus, we cannot guarantee that increases in our remote control sales associated with increases in the deployment of advanced set-top boxes will continue. In addition, while we expect our consumer lines of business to return to prior year levels for the remainder of 2005, we make no assurance that this will happen.

Demand for Consumer Service and Support

We have continually provided domestic and international consumer service and support to our customers to add overall value and to help differentiate us from our competitors. We continually review our service and support group and are marketing our expertise in this area to other potential customers. To date, we have not obtained any new customers, and there can be no assurance that we will be able to attract new customers in the future.

In addition, Our Kameleon® and Nevo® line of products have more features and are more complex than our older products and therefore may require more end-user technical support. For our Nevo® product line, we currently rely, and intend to continue to rely, on the distributor or dealers to provide first line technical support to the end-users. However, we provide the second level of technical support for bug fixes and other issues at no additional charge. Therefore, as the mix of our products includes Nevo® and other more complex product lines, support costs could increase, which would have an adverse effect on our financial condition and results of operations.

Dependence Upon Timely Product Introduction

Our ability to remain competitive in the wireless control products market will depend considerably upon our ability to successfully identify new product opportunities, as well as developing and introducing these products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful at developing and marketing new products, enhancing our existing products, or that these new or enhanced products will achieve consumer acceptance and, if achieved, will sustain that acceptance. In addition, there can be no assurance that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, the introduction of new products may require significant expenditures for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.

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

During the first quarter of 2005 and the year ended December 31, 2004, we had sales to one customer that amounted to more than ten percent of our net sales for the respective period. In addition, for the same periods, we had sales to a customer and its sub-contractors, that when combined, exceeded 10% of net sales for the respective period. The future loss of these customers or any key customer, either in the United States or abroad, due to their financial weakness, bankruptcy, or our inability to maintain order volume with these customers, may have an adverse effect on our financial condition, results of operations and cash flows.

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

Internal Investments

During 2004 we hired personnel to develop and market additional products that are part of the Nevo® platform family. In addition, outside resources were used, and will continue to be used, to develop these products. Furthermore, there is certain minimum inventory purchases associated with these products. Since software based media control products are a departure from our traditional business, there is greater financial risk associated with these products.

Competition

The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that our product offerings will be, and/or remain, competitive or that any strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve in that sales of Nevo products may not occur or grow in the manner expected by us and thus we may not recoup cost incurred in the research and development of these products as quickly as we expect or at all.

Patents, Trademarks, and Copyrights

The procedures by which we identify, document and file for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will be issued, or if issued, will deliver any lasting value to us. There is no assurance that rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not offer protection on such products and associated intellectual property to the same extent that the U.S. legal system may offer.

In our opinion, our intellectual property holdings as well as our engineering, production, and marketing skills and the experience of our personnel are of equal importance to our market position. We further believe that none of our businesses are materially dependent upon any single patent, copyright, trademark, or trade secret.

Some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained on such terms or at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon the patents of others.

Potential for Litigation

As is typical in our industry and for the nature and kind of business in which we are engaged, from time to time various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations or employee relations. The amounts claimed may be substantial, but they may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor.

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

Leased Property

We lease all of the properties used in our business. During 2005, our lease contracts for the properties located in Cypress California, Twinsburg Ohio, and San Mateo California will expire. We are currently negotiating new or renewal leases for each of these properties and we believe that new or renewed leases will be entered into before the current leases expire, and that when entered into, the leases will be satisfactory for our needs and purposes. However, we can give no assurance that we will enter into the new or renewal leases or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our financial condition, results of operations, and cash flows.

Technology changes in wireless control

We currently derive substantial revenue from the sale of wireless remote controls based on infrared (IR) technology. Other control technologies exist or could be developed that could compete with IR. If other wireless control technology gains acceptance, and starts to be integrated into home electronics devices currently controlled through our IR remote controllers, demand for our products may decrease, resulting in lower sales, earnings, and cash flows.

Failure to Retain and Recruit Key Personnel Would Harm Our Ability to Grow and Meet Key Objectives.

Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting and retaining highly skilled advanced technology, managerial, sales, and marketing personnel. Our corporate office, including our advance technology engineering group, is based in Southern California. The high cost of living in Southern California makes it difficult to attract talent from outside the region and may also put pressure on overall employment related expense. The inability to retain and attract qualified personnel in a timely manner, or the loss of any key personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

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

Transportation Costs; Impact of Oil Prices

We ship products from our foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand and as a result products may be shipped via air which is more costly than ocean shipments. Often, we cannot recover the increased cost of airfreight from our customers. The inability to predict swings in demand can increase the cost of freight which could have a material adverse effect on our product margins.

In addition, we have an exposure to oil prices in two forms. The first is in the prices of the oil-based materials that we use in our products, which are primarily the plastics and other components that we include in our finished remotes and audio-video accessories. The second form is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. We record freight-in as a cost of sales, and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.

Our Proprietary Technologies May Include Design or Performance Defects and May Not Achieve Their Intended Results

We produce highly complex products that incorporate leading-edge technology, including hardware, firmware, and software. Firmware and software may contain bugs that can unexpectedly interfere with operations. There can be no assurance that our testing programs will detect all defects, either in individual products or defects that could affect numerous shipments. The presence of defects may harm customer satisfaction, reduce sales opportunities, or increase returns. An inability to cure or repair a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, increased inventory costs, or product reengineering expenses, any of which could have a material impact on our revenues, margins, and net income.

Acquisitions

We may, from time to time, pursue the acquisition of a businesses, products or technologies that complement or expand our existing operations, including those that could be material in size and scope. Acquisitions involve many risks including the diversion of management’s attention away from day-to-day operations. There is also the risk that we will not be able to successfully assimilate the operations, personnel, customer base, products or technologies of the acquired business. Such acquisitions could also have adverse short-term effects on our operating results, and could result in dilutive issuances of equity securities, the incurrence of debt, and the loss of key employees. In addition, business acquisitions must be accounted for as purchases and, because most technology-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and charges for acquired research and development projects, which could have a material adverse effect on our results of operations. There can be no assurance that any such acquisitions will occur or, if such acquisitions do occur, the acquired businesses, customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.

Outlook

Our focus is to build technology and products that make the consumer’s interaction with devices and content within the home easier and more enjoyable. The pace of change in the home is increasing. The growth of new devices, such as DVD players, PVR/DVR technologies and home theater solutions, to name only a few, has transformed control of the home entertainment center into a complex challenge for the consumer. The more recent introduction and projected growth of digital media technologies in consumers’ lives will further increase this complexity. We have set out to create the interface for the connected home, building a bridge between the home devices of today and the networked home of the future. We intend to invest in new products and technology, particularly in the connected home space, which will expand our business beyond the control of devices to the control of and access to content, such as digital media, to enrich the entertainment experience.

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

During 2004, we continued to develop new products featuring our Kameleon® interface technology, a display technology that provides ease of use by illuminating only the keys needed to control each entertainment device. We also continued development of our Nevo® technology, an embedded solution that transforms an electronic display (such as HP’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0® was launched in July of 2004 as a feature on a series of HP’s handheld devices. Building on this platform, we will use Nevo 2.0® technology in a new product named “Nevo SL”® which we expect to ship in the second quarter of 2005. This product is designed for use in the home. In addition, we are working on product line extensions to our One For All® audio/video accessories which include digital antennas, signal boosters, television brackets and A/V cleaning products.

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

From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices Inc. for approximately $12.8 million in cash, plus a performance-based payment of our unregistered common stock, tied to achieving certain future financial objectives. SimpleDevices, based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging and we look to build upon these relationships and the software’s potential in future product and customer announcements.

In 2005, we will continue to evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines as well as in the networked home marketplace. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to these risks. The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At March 31, 2005, we had no borrowings on our credit line. The interest rate in effect on the credit line as of March 31, 2005 using the LIBOR Rate option plus a fixed margin of 1.25% was 4.11%.

At March 31, 2005 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar, and in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than six months. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at March 31, 2005, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from March 31, 2005, second quarter net income and cash flows would fluctuate by approximately $0.7 million and $4.5 million, respectively.

The value of our net balance sheet positions held in foreign currency can also be impacted by fluctuating exchange rates. It is difficult to estimate the impact of fluctuations on reported income, as it depends on the opening and closing rates as well as the average net balance sheet positions held in a foreign currency. We routinely forecast what these net balance sheet positions may be and we take steps to minimize exposure as we deem appropriate. There is currently a contract with a notional value of $10.0 million in place in order to minimize the risk associated with this type of exposure.

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

The Exchange Act Rule 13a-15(d) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In 2002, one of our subsidiaries filed an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. At March 31, 2005, the amount due of $2.1 million is recorded as a long term asset in “other assets”. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”), One For Alll® Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributors against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has not yet decided whether it will appeal this decision, however, it will ask the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. The amount of this judgment, namely $102,000 has been fully reserved by UEBV as of March 31, 2005. With respect to the remaining matters before the court, the proceedings are still in preliminary stages and the court appointed expert has not yet finalized his report to the court. At this time, each of the subsidiaries disagrees with the allegations of the former distributor and has vigorously defended itself against the counterclaims.

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

On January 7, 2004, James D. Lyon, Trustee for the bankruptcy estate of Computrex, Inc. (“Trustee”) filed an action against us alleging that we received preferential treatment in connection with certain payments amounting to $528,000 made on our behalf by Computrex to our freight carriers. In addition to seeking a return of the alleged preferential payments, the Trustee has asked for costs, and pre- and post-judgment interest. We have not yet answered this complaint and will not need to do so as this action is currently in abeyance while the Trustee appeals an adverse ruling against it in another matter having facts similar to those in the Trustee’s action against us. In April

2005, an appellate court affirmed the ruling against the Trustee in this other matter. If and when we answer, we intend to deny all of the material allegations made against us and defend this matter vigorously. Finally, in May 2002, we filed a proof of claim in the amount of $106,000 with the Bankruptcy Court against the bankruptcy estate of Computrex seeking a return of freight charges paid to Computrex for which it failed to remit to our freight carriers.

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

In addition to the above, there were no material developments or terminations with respect to any previously reported legal proceeding, during the period covered by this report. Reference is made to the description of the legal proceedings in Note 19 contained in our Annual Report on Form 10-K for the year ended December 31, 2004 for information regarding reportable legal proceedings pending as of that date.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarters ended March 31, 2005 and March 31, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1934. In addition, we purchased 106,285 shares of our common stock at a cost of approximately $1.8 million during the fiscal quarter ended March 31, 2005. During the fiscal quarter ended March 31, 2004, we purchased 293,290 shares of our common stock at a cost of $3.8 million. Purchase information is set forth by month in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of Shares
			Purchased as Part of	Maximum Number of Shares
	Total Number	Average	Publicly Announced Plans	that May Yet Be Purchased
	of Shares	Price Paid	or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2005 - January 31, 2005	99,654	$17.33	N/A	N/A
February 1, 2005 – February 28, 2005	6,631	$16.80	N/A	N/A
March 1, 2005 – March 31, 2005	N/A	N/A	N/A	N/A

Total Q1 2005	106,285	$17.30	N/A	N/A

January 1, 2004 - January 31, 2004	55,090	$13.23	N/A	N/A
February 1, 2004 – February 28, 2004	76,000	$12.72	N/A	N/A
March 1, 2004 – March 31, 2004	162,200	$12.73	N/A	N/A

Total Q1 2004	293,290	$12.82	N/A	N/A

(1)	All of our purchases of common stock during the fiscal quarter ended March 31, 2005 and March 31, 2004 were made pursuant to a publicly announced plan or program. Common stock purchases are made in open-market transactions, and shares purchased are held as treasury stock available for reissue.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 5.	OTHER INFORMATION

During the fiscal quarter ended March 31, 2005, we made all disclosures on Form 8-K that we were required to make.

Item 6.	EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Accounting Officer (principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bryan Hackworth, Chief Accounting Officer (principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	Universal Electronics Inc.
/s/ Bryan Hackworth
Bryan Hackworth
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Accounting Officer (principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bryan Hackworth, Chief Accounting Officer of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350