Form 10-Q
period 2005-06-30
UNIVERSAL ELECTRONICS INC
filed 2005-08-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2005

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,386,305 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on August 5, 2005.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$38,531	$42,472
Accounts receivable, net	32,673	38,433
Inventories, net	22,174	23,862
Prepaid expenses and other current assets	4,076	2,237
Income tax receivable	423	1,158
Deferred income taxes	3,468	3,216

Total current assets	101,345	111,378

Equipment, furniture and fixtures, net	4,115	3,732
Goodwill	10,508	10,655
Intangible assets, net	6,295	6,550
Other assets	374	2,935
Deferred income taxes	4,877	5,035

Total assets	$127,514	$140,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,486	$17,559
Accrued income taxes	4,768	4,267
Accrued compensation	2,721	5,914
Other accrued expenses	6,071	8,557

Total current liabilities	31,046	36,297

Long term liabilities:
Deferred income taxes	102	107
Deferred revenue	534	—

Total liabilities	31,682	36,404

Commitments and Contingent Liabilities

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 16,789,510 and 16,642,743 shares issued at June 30, 2005 and December 31, 2004, respectively	168	166
Paid-in capital	80,752	78,872
Accumulated other comprehensive (loss) income	(3,969)	3,571
Retained earnings	48,694	45,293
Deferred stock-based compensation	—	(168)

	125,645	127,734
Less cost of common stock in treasury, 3,430,876 and 3,084,591 shares at June 30, 2005 and December 31, 2004, respectively	(29,813)	(23,853)

Total stockholders’ equity	95,832	103,881

Total liabilities and stockholders’ equity	$127,514	$140,285

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$44,322	$34,011	$85,824	$66,623
Cost of sales	28,604	21,132	54,389	41,079

Gross profit	15,718	12,879	31,435	25,544

Research and development expenses	1,570	1,078	3,170	2,208
Selling, general and administrative expenses	13,174	9,384	25,606	18,838

Operating expenses	14,744	10,462	28,776	21,046

Operating income	974	2,417	2,659	4,498
Interest income, net	135	150	352	264
Other income (expense), net	1,296	(7)	2,249	493

Income before income taxes	2,405	2,560	5,260	5,255
Provision for income taxes	(860)	(872)	(1,859)	(1,789)

Net income	$1,545	$1,688	$3,401	$3,466

Earnings per share:
Basic	$0.11	$0.13	$0.25	$0.25

Diluted	$0.11	$0.12	$0.24	$0.25

Shares used in computing earnings per share:
Basic	13,467	13,483	13,493	13,600

Diluted	13,983	13,889	14,032	13,967

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash provided by operating activities:
Net income	$3,401	$3,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,820	1,572
Provision for doubtful accounts	2,070	184
Provision for inventory write-downs	1,741	2,175
Deferred income taxes	(157)	—
Shares issued for employee benefit plan	302	245
Non-cash stock-based compensation	73	—
Employee and director stock-based compensation	169	42

Changes in operating assets and liabilities:
Accounts receivable	2,978	5,598
Inventory	(1,250)	(5,848)
Prepaid expenses and other assets	(1,137)	(402)
Accounts payable and accrued expenses	(3,788)	(211)
Accrued income and other taxes	1,974	(839)

Net cash provided by operating activities	8,196	5,982

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(1,703)	(924)
Acquisition of intangible assets	(499)	(620)
Payment for business acquired	(14)	—

Net cash used for investing activities	(2,216)	(1,544)

Cash used for financing activities:
Proceeds from stock options exercised	1,310	575
Treasury stock purchase	(6,110)	(5,681)

Net cash used for financing activities	(4,800)	(5,106)

Effect of exchange rate changes on cash	(5,121)	(639)

Net decrease in cash and cash equivalents	(3,941)	(1,307)

Cash and cash equivalents at beginning of period	42,472	58,481

Cash and cash equivalents at end of period	$38,531	$57,174

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our 2004 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “we,” “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amount of revenue and expense during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, review for impairment of long-lived assets, identifiable intangible assets, goodwill, contingencies, and income taxes. Actual results may differ from those estimated and the estimates may be adjusted as more information becomes available. Any adjustment could be significant.
Stock-Based Compensation
We account for stock-based employee compensation by applying the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic-value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant stock options with an exercise price equal to the market value of the common stock on the date of grant, and therefore no compensation expense has been recognized related to options.
We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under SFAS 123, compensation expense is recognized based on the fair value of the stock options granted and recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the options granted is determined at the date of grant using the Black-Scholes option valuation model. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, net income would have been the pro forma amounts shown below.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004*	2005	2004*
Net income
As reported	$1,545	$1,688	$3,401	$3,466
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(597)	(630)	(1,252)	(1,119)

Pro forma	$948	$1,058	$2,149	$2,347

Basic earnings per share:
As reported	$0.11	$0.13	$0.25	$0.25
Pro forma	$0.07	$0.08	$0.16	$0.17
Diluted earnings per share:
As reported	$0.11	$0.12	$0.24	$0.25
Pro forma	$0.07	$0.08	$0.15	$0.17

*	Stock compensation and the resulting pro forma net income and earnings per share for the three and six months ended June 30, 2004 have been revised to reflect the effect of stock option forfeitures.
There were 115,500 options granted during the three months ended June 30, 2005. The Black-Scholes option valuation model was used to estimate the grant date fair value of the options during the three months ended June 30, 2005 utilizing the following assumptions: risk-free interest rate of approximately 3.96%, expected volatility of 47.66%, expected life of five years, and the common stock will not pay dividends. The per-share weighted average grant date fair value of the options granted during the three months ended June 30, 2005 is $7.70.
There were 610,500 options granted during the six months ended June 30, 2005. The Black-Scholes option valuation model was used to estimate the grant date fair value of the options during the six months ended June 30, 2005 utilizing the following assumptions: risk-free interest rate of approximately 3.71%, expected volatility of 58.78%, expected life of five years, and the common stock will not pay dividends. The per-share weighted average grant date fair value of the options granted during the six months ended June 30, 2005 is $9.32.
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
Accounts Receivable and Revenue Concentrations
Trade receivables subject us to a concentration of credit risk. This risk is mitigated by a number of factors. These factors include the size, strength, and number of customers comprising our customer base, and our performance of ongoing credit evaluations.
We had sales to one significant customer of $7.0 million and $4.0 million representing 15.8% and 11.7% of our net sales for the three months ended June 30, 2005 and 2004, respectively. Trade receivable with this customer amounted to $2.5 million or 7.6% and $2.4 million or 5.9% of our total accounts receivable at June 30, 2005 and December 31, 2004, respectively. In addition, for the same periods, we had sales to a customer and its sub-contractors that, when combined, totaled $8.0 million and $1.9 million accounting for 18.1% and 5.6% of net sales for the three months ended June 30, 2005 and 2004, respectively. Trade receivable with this customer and its subcontractors amounted to $4.8 million or 14.6% and $2.4 million or 5.7% of our total trade receivables at June 30, 2005 and December 31, 2004, respectively.
We had sales to the same significant customer of $11.8 million and $7.8 million representing 13.7% and 11.7% of our net sales for the six months ended June 30, 2005 and 2004, respectively. In addition, for the same periods, we had sales to a customer and its subcontractors that, when combined, totaled $16.9 million and $4.0 million accounting for 19.7% and 6.0% of net sales for the six months ended June 30, 2005 and 2004, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant Suppliers
Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, and certain other components, from three main sources. These three sources each provide in excess of ten percent (10%) of the microprocessors used in our products. Purchases from these three major suppliers amounted to $9.5 million, $2.4 million and $2.3 million representing 41.0%, 10.3% and 10.0%, respectively, of total inventory purchases in the quarter ended June 30, 2005. During the quarter ended June 30, 2004, purchases from these three major suppliers amounted to $6.5 million, $3.1 million and $1.9 million representing 22.6%, 10.8% and 6.8%, respectively, of total inventory purchases.
During the six months ended June 30, 2005, purchases from these three suppliers amounted to $18.4 million, $4.9 million and $4.4 million representing 39.9%, 10.7%, and 9.4%, respectively, of total inventory purchases. During the six months ended June 30, 2004, purchases from these three suppliers amounted to $10.3 million, $2.6 million and $5.2 million representing 22.2%, 5.5%, and 11.3%, respectively, of total inventory purchases.
Accounts payable with the aforementioned three suppliers amounted to $6.4 million, $1.1 million and $1.5 million, respectively, representing 36.7%, 6.1% and 8.7% of the total accounts payable at June 30, 2005. At December 31, 2004 accounts payable for these three suppliers amounted to $5.9 million, $0.6 million and $1.4 million, representing 33.8%, 3.5% and 8.0% of the total accounts payable at December 31, 2004. There was one additional significant supplier with accounts payable of $2.0 million or 11.6% of the total accounts payable at December 31, 2004.
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
Net inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Components	$5,957	$8,222
Finished goods	16,217	15,640

Inventory, net	$22,174	$23,862

During the quarter ended June 30, 2005 inventory write-downs totaled $0.8 million compared to $1.5 million recorded in the quarter ended June 30, 2004. During the six months ended June 30, 2005 inventory write-downs totaled $1.7 million compared to $2.2 million recorded in the six months ended June 30, 2004. Inventory write-downs are a normal part of our business, and result primarily from product life cycle estimation variances.
Income Taxes
We use the estimated effective tax rate for the year to determine our provision for income taxes. We recorded income tax expense of $0.9 million for the three months ended June 30, 2005 compared to $0.9 million for the same period last year. Our estimated effective tax rate was 35.8% and 34.1% during the three months ended June 30, 2005 and 2004, respectively. We recorded income tax expense of $1.9 million for the six months ended June 30, 2005 compared to $1.8 million for the same period last year. Our estimated effective tax rate was 35.3% and 34.0% during the six months ended June 30, 2005 and 2004, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended June 30, 2005 and 2004, 1,027,500 and 1,031,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six months ended June 30, 2005 and 2004, approximately 1,027,000 and 1,031,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.
Earnings per share for the three and six months ended June 30, 2005 and 2004 are calculated as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
BASIC
Net income	$1,545	$1,688	$3,401	$3,466

Weighted-average common shares outstanding	13,467	13,483	13,493	13,600

Basic earnings per share	$0.11	$0.13	$0.25	$0.25

DILUTED
Net income	$1,545	$1,688	$3,401	$3,466

Weighted-average common shares outstanding for basic	13,467	13,483	13,493	13,600
Dilutive effect of stock options and restricted stock	516	406	539	367

Weighted-average common shares outstanding on a diluted basis	13,983	13,889	14,032	13,967

Diluted earnings per share	$0.11	$0.12	$0.24	$0.25

Comprehensive (Loss) Income
The components of comprehensive (loss) income are listed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$1,545	$1,688	$3,401	$3,466
Other comprehensive loss:
Foreign currency translations	(4,650)	(519)	(7,540)	(1,164)

Comprehensive (loss) income:.	$(3,105)	$1,169	$(4,139)	$2,302

Other Income (Expense), Net
The components of other income (expense), net are the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gain on foreign currency exchange	$1,301	$(8)	$2,244	$490
Other	(5)	1	5	3

Other income (expense), net	$1,296	$(7)	$2,249	$493

Treasury Stock
We purchased 356,285 shares of our common stock at a cost of $6.1 million during the six months ended June 30, 2005. During the six months ended June 30, 2004, we purchased 435,290 shares of our common stock at a cost of $5.7 million. We hold shares purchased from the open market as treasury stock and they are available to be reissued.
New Accounting Pronouncements
FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP 109-1”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to the provision within the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. FSP 109-1 states that an enterprise should account for the deduction as a special deduction in accordance with Statement 109. In addition, FSP 109-1 requires that the special deduction be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by paragraph 232 of Statement 109. We are currently evaluating the effect that the adoption of FSP 109-1 will have on our consolidated results of operations and financial condition but do not expect it will have a material impact.
FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Consequently, we do not expect this standard to have a material impact on our consolidated results of operations and financial condition.
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
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, this new standard requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt this standard in the first quarter of 2006, beginning on January 1, 2006. We do not expect this standard to have a material impact on our consolidated results of operations and financial condition.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we are required to adopt the standard in the first quarter of fiscal 2006. We do not expect this standard to have a material impact on our consolidated results of operations and financial condition.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2004, the FASB issued SFAS 123R, “Share Based Payments.” SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R on January 1, 2006 will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under SFAS 123.
Goodwill and Intangible Assets
We are composed of two operating segments. Under the requirements of SFAS 142, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within the operating segment “Core Business”. SimpleDevices is the other operating segment and is a “reporting unit” as well.
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
Goodwill information for each reporting unit is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Core Business Segment
Domestic	$1,191	$1,191
International*	2,157	2,318

	3,348	3,509
SimpleDevices	7,160	7,146

Total Goodwill	$10,508	$10,655

*	The difference in international goodwill reported at June 30, 2005, as compared to the goodwill reported at December 31, 2004, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Besides Goodwill, our other Intangible assets consist principally of distribution rights, patents, trademarks, purchased technologies and capitalized software costs. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to ten years.
Information regarding our other intangible assets is as follows (in thousands):

	June 30, 2005	December 31, 2004
Carrying amount:
Distribution rights (10 years)	$347	$405
Patents (10 years)	4,361	3,945
Trademark and trade names (10 years)	886	979
Developed and core technology (5 years)	2,410	2,410
Capitalized software (2 years)	898	849
Other (5-7 years)	470	470

Total carrying amount	$9,372	$9,058

Accumulated amortization:
Distribution rights	$46	$54
Patents	1,619	1,463
Trademark and trade names	76	75
Developed and core technology	752	429
Capitalized software	431	297
Other	153	190

Total accumulated amortization	$3,077	$2,508

Net carrying amount:
Distribution rights	$301	$351
Patents	2,742	2,482
Trademark and trade names	810	904
Developed and core technology	1,658	1,981
Capitalized software	467	552
Other	317	280

Total net carrying amount	$6,295	$6,550

Amortization expense for the three and six months ended June 30, 2005 was approximately $0.3 million and $0.7 million, respectively. Amortization expense for the three and six months ended June 30, 2004 was approximately $0.1 and $0.3 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 are as follows (in thousands):

2005 (remaining six months)	$689
2006	1,373
2007	1,086
2008	962
2009	862
2010	555
Derivatives
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. We do not enter into financial instruments for speculation or trading purposes. Depending on the predictability of future receivables, payables and cash flows in each operating currency, we periodically enter into foreign currency exchange contracts with terms normally lasting less than six months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables and cash flows. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses in other income.
During the quarter ended June 30, 2005 we entered into foreign currency exchange contracts which resulted in a net gain of approximately $35 thousand. We had three foreign currency exchange contracts outstanding at June 30, 2005, two forward contracts with a combined notional value of $15.0 million, and one option structure known as a participating forward with a notional value of $25.0 million. We had no foreign currency exchange contracts or other derivatives at December 31, 2004.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Participating Forward
The company entered into a USD/Euro participating forward with a 50% participation rate and a notional value of $25.0 million in April 2005. The strike price of the participating forward is $1.2675. The contract expires on December 30, 2005.
The gain recorded during the quarter ended June 30, 2005 was approximately $1.0 million, and the value of this contract was approximately $1.0 million at June 30, 2005. The value of the contract is included in prepaid expenses and other current assets.
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
Factors Used to Identify Reportable Segments
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, defines an operating segment, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. During the fourth quarter of 2004 we purchased SimpleDevices, Inc. for approximately $12.8 million in cash, including direct acquisition costs, and a potential performance-based payment of our unregistered common stock, if certain future financial objectives are achieved. As a result of the performance based incentive and other factors, we review SimpleDevices operating results on a regular basis. As the integration of SimpleDevices operations continues, and the performance based incentive expires, we may or may not determine in the future that SimpleDevices will continue to be a reportable segment in accordance with SFAS 131. Other factors that we considered in the determination of reportable operating segments included product differences, current management structure, distribution methods, and economic characteristics. We concluded, as of June 30, 2005, that reporting SimpleDevices as a reportable segment is in accordance with SFAS 131.
Segment Income (Loss) and Assets for the quarter ended June 30, 2005 (in thousands):

	Quarter Ended June 30, 2005
	Core Business	SimpleDevices (1)	Total
Net sales	$44,195	$127	$44,322
Depreciation and amortization	818	122	940
Interest income, net	135	—	135
Income (loss) before income taxes	3,480	(1,075)	2,405
Assets	$123,840	$3,674	$127,514

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Income (Loss) and Assets for the six months ended June 30, 2005 (in thousands):

	Six Months Ended June 30, 2005
	Core Business	SimpleDevices (1)	Total
Net sales	$85,173	$651	$85,824
Depreciation and amortization	1,576	244	1,820
Interest income, net	352	—	352
Income (loss) before income taxes	7,023	(1,763)	5,260
Assets	$123,840	$3,674	$127,514

(1)	SimpleDevices was acquired in October 2004, consequently the results of operations and assets of SimpleDevices are not presented for the quarter and year to date ended June 30, 2004. In addition, the results of operations and assets for the Core Business segment are not presented for quarter and year to date ended June 30, 2004 as they correspond to the income and assets in the accompanying unaudited consolidated financial statements.
Our sales to external customers and long-lived tangible assets by geographic area are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
United States	$25,741	$17,749	$49,046	$35,454
International:
United Kingdom	3,893	5,177	8,061	10,967
Asia	3,690	1,187	6,432	1,817
Spain	1,739	3,128	4,129	4,279
Germany	1,543	1,633	3,636	3,381
France	1,644	1,508	3,074	3,173
Switzerland	1,840	696	2,953	979
South Africa	745	466	1,072	1,012
All Other	3,487	2,467	7,421	5,561

Total International	18,581	16,262	36,778	31,169

Total Net Sales	$44,322	$34,011	$85,824	$66,623

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Our geographic Long-Lived asset information is as follows:

	June 30, 2005	December 31, 2004
Long-lived Tangible Assets
United States	$3,036	$2,956
International	1,453	3,711

Total	$4,489	$6,667

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pro forma results (unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and SimpleDevices as if the acquisition had occurred as of the beginning of the periods presented. Adjustments of $28,000 for the quarter ended June 30, 2004 and $56,000 for the six months ended June 30, 2004 have been made to the combined results of operations, reflecting primarily amortization of purchased intangible assets, net of tax.
Pro forma results for the three and six months ended June 30, 2005 and 2004 are the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (1)	2005	2004 (1)
Revenue:	$44,322	$34,286	$85,824	$67,255
Net income:	$1,545	$1,320	$3,401	$2,812
Basic and diluted net income per share:
Basic	$0.11	$0.10	$0.25	$0.21
Diluted	$0.11	$0.10	$0.24	$0.20

(1)	The pro-forma net income does not reflect the write-off of $240,000 of acquired in-process research and development of SimpleDevices.
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
We warrant our products against defects in materials and workmanship arising during normal use and service. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses as we sell the related products. Because warranty expense is a forecast based on the best available information, mostly historical claims experience, actual claim costs may differ from the amounts provided. The change in the liability for product warranties is presented below:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Six Months Ended June 30, 2005	$167,614	$21,710	$(28,734)	$160,590
Six Months Ended June 30, 2004	$95,005	$216,609	$(127,609)	$184,005
During the first six months of 2004 there were several warranty issues that came about during the normal course of business. As of June 30, 2005, all but one of the issues has been resolved and we do not believe there is any remaining exposure relating to the other warranty issues. The one remaining issue is specifically reserved for at June 30, 2005.
Commitments and Contingent Liabilities
We are parties to lawsuits and claims arising in the normal course of our business.
In 2002, one of our subsidiaries (One For All® S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”), One For All® Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has not yet decided whether it will appeal this decision, however, it will ask the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. The amount of this judgment has been recorded as a liability as of June 30, 2005. With respect to the remaining matters before the court, the court appointed expert has not yet finalized his pre-trial report to the court,

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the filing of which is expected to occur during the quarter ending September 30, 2005. It is our intention to seek a settlement of all of these matters, but if settlement is not possible, each of the subsidiaries will continue to disagree with the allegations of the former distributor and will vigorously defended itself against the counterclaims.
In 2003, an ex-employee of one of our subsidiaries brought an action against our subsidiary seeking damages in the amount of approximately $191,000 for wrongful termination. The subsidiary disagreed with these allegations and vigorously defended itself against this claim. In January 2005, judgment was rendered for the ex-employee awarding him approximately $26,000 in damages. In March 2005, our subsidiary paid this judgment. In February 2005, the ex-employee filed a notice of appeal, which has been scheduled for hearing in late 2006. It is our intention to seek a settlement of this matter with the ex-employee. If a settlement is not possible, our subsidiary will again vigorously defend itself.
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
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit (or that it is probable we have incurred a loss contingency) and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter was both probable and estimable, a loss contingency of $191,000 was recorded and still remains on the books at June 30, 2005.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our channels of distribution include international retail, U.S. retail, private label, OEMs, custom installers, cable and satellite service providers and companies in the computing industry. We believe that our universal remote control database is capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive library of over 177,000 IR codes that cover nearly 216,000 individual device functions and over 2,500 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of our wireless control devices by adding IR codes from our library that were not originally included.
Beginning in 2002, we began selling our Nevo® 1.0 software embedded on our chip to a third-party supplier of personal digital assistant devices (PDAs). Nevo 2.0® was launched in July of 2004. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named “NevoSL®” which began shipping during the second quarter. NevoSL® is a universal controller that delivers complete audio, visual and Wi-Fi digital media control for the networked home.
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. (SimpleDevices) for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future if certain financial objectives are achieved. We did not reflect the value of the unregistered common stock as part of the purchase price as of June 30, 2005 since we did not believe that it was probable the performance metrics will be met.
The value we received from this acquisition relates primarily to SimpleDevices’ unique capabilities, as well as its complete and in-process technology. SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car. The company provides Universal Plug and Play (UPnP) compatible software to transform common home devices into “connected” devices — that is, allow them to find, control and share entertainment media across a home network. UPnP is an architecture for pervasive peer-to-peer network connectivity of intelligent appliances, wireless devices, and PCs of all form factors. It is designed to bring standards-based connectivity to ad-hoc or unmanaged networks whether in the home, in a small business, public spaces, or attached to the Internet. UPnP is a distributed, open networking architecture that leverages TCP/IP and the Web technologies to enable proximity networking in addition to control and data transfer among networked devices in the home, office, and public spaces.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales	64.5	62.1	63.4	61.7

Gross profit	35.5	37.9	36.6	38.3
Research and development expenses	3.5	3.2	3.7	3.3
Selling, general and administrative expenses	29.8	27.6	29.8	28.2

Operating expenses	33.3	30.8	33.5	31.5

Operating income	2.2	7.1	3.1	6.8
Interest income, net	0.3	0.4	0.4	0.4
Other income	2.9	0.0	2.6	0.7
Income before income taxes	5.4	7.5	6.1	7.9
Provision for income taxes	1.9	2.5	2.1	2.7

Net income	3.5%	5.0%	4.0%	5.2%
Second Quarter 2005 versus Second Quarter 2004

	2005		2004
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$32.5	73.4%	$21.2	62.4%
Consumer	11.8	26.6%	12.8	37.6%

Total net sales	$44.3	100.0%	$34.0	100.0%

Consolidated
Net sales for the second quarter of 2005 were $44.3 million, an increase of 30% compared to $34.0 million for the second quarter of 2004. Net income for the second quarter of 2005 was $1.5 million or $0.11 per share (basic) and $0.11 per share (diluted) compared to $1.7 million or $0.13 per share (basic) and $0.12 per share (diluted) for the second quarter of 2004.
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 73% of net sales for the second quarter of 2005 compared to 62% for the second quarter of 2004. Net sales in our Business lines for the second quarter of 2005 increased by 53% to $32.5 million from $21.2 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (DVR), video-on-demand (VOD), and high definition (HD) television. Royalty revenue (revenue earned through licensing of intellectual property) recognized in the second quarter of 2005 attributable to agreements signed in the fourth quarter of 2004 and the acquisition of SimpleDevices also contributed to the increase in net sales. The acquisition of SimpleDevices added net sales of $0.1 million and 1% to the Business category net sales growth. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. As a result, we expect business category revenue to remain as the driver of total revenue growth for the remainder of 2005.
Net sales in our Consumer lines (One For All® international retail, private label, custom installers and direct import) were approximately 27% of net sales for the second quarter of 2005 compared to 38% for the second quarter of 2004. Net sales in our Consumer lines for the second quarter of 2005 decreased by 8% to $11.8 million from $12.8 million during the same period last year. The decrease in sales resulted primarily from private label sales, which decreased by 35% to $1.4 million in the second quarter of 2005 from $2.1 million in the second quarter of 2004. This was due to a decline in the volume of Kameleon sales. Kameleon sales declined during the second quarter of 2005 compared to the second quarter of 2004, as a result of fewer new product introductions. European retail sales also contributed to the decrease, down 6% to $8.8 million in the second quarter of 2005 from $9.3 million in the second quarter of 2004. This decrease was primarily attributable to lower volumes in the UK and Spanish markets, offset by the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in net sales of approximately $0.3 million. Net of the positive foreign exchange impact, European retail sales decreased $0.9 million compared to the second quarter of 2004. Partially offsetting the decrease in sales was the introduction of the Nevo® SL product in the second quarter of 2005, which generated net sales of $0.3 million. We expect that the Consumer lines will return to at or above prior year levels for the remainder of 2005, driven by the continued rollout of the Nevo® SL product.
Gross profit for the second quarter of 2005 was $15.7 million compared to $12.9 million for the second quarter of 2004. Gross profit as a percentage of net sales for the second quarter of 2005 was 35.5% compared to 37.9% for the second quarter of 2004. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, being a larger percentage of our total business. The impact of this change in mix was a 4.1% reduction in the gross profit rate. Gross profit was also negatively impacted by $1.2 million of cost resulting from a larger proportion of air shipments caused by increased volume, which contributed to a 2.4% reduction in gross profit rate. These items were partially offset by lower inventory scrap expense, which as compared to the prior year quarter added $0.5 million to gross profit and 1.9% to the gross profit rate; various cost reductions across product lines, which added $0.4 million to gross profit and 1.1% to the gross profit rate; a reduction in royalty expense of $0.2 million, which added 1.0% to the gross profit rate; and the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $0.3 million and added 0.4% to the gross profit rate. We expect gross profit rates to be closer to historical levels of 37% to 39% for the remainder of 2005.
Research and development expenses increased 46% from $1.1 million in the second quarter of 2004 to $1.6 million in the second quarter of 2005. This increase was primarily related to our continued expansion of the Nevo® platform, and the development of audio-video accessories for sale in our retail channel. We expect research and development expenses to remain at the current level throughout 2005.
Selling, general and administrative expenses increased 40% from $9.4 million in the second quarter of 2004 to $13.2 million in the second quarter of 2005. Approximately $1.7 million of the increase was attributable to bad debt expense, which included a $1.6 million reserve for a receivable due from a former European distributor, $1.0 million to the acquisition of SimpleDevices, $0.5 million to payroll and benefits, $0.3 million to increased tax and audit fees, $0.2 million to product development efforts (non research and development), $0.2 million to the appreciation of the Euro relative to the U.S. Dollar, $0.2 million to delivery and freight costs caused by the increase in sales volume, and $0.2 million to sales commissions. These items were partially offset by lower employee bonus expense, which decreased by $0.5 million. We expect that selling, general and administrative expenses will range from $12.0 to $13.0 million per quarter for the remainder of 2005.
In the second quarter of 2005, we recorded $0.1 million of net interest income compared to $0.2 million during the second quarter of 2004. This decrease was due to $0.1 million interest expense relating to our 2001 federal tax return. Net interest income should return to approximately $0.2 million per quarter for the remainder of 2005.
For the second quarter of 2005, net other income was $1.3 million as compared to $7 thousand of other expense for the second quarter of 2004. Approximately $1.3 million of other income in the second quarter of 2005 was the result of a foreign exchange gain, compared to a foreign exchange loss of $8 thousand for the second quarter of 2004.
We recorded income tax expense of $0.9 million for the second quarter of 2005 compared to $0.9 million for the second quarter of 2004. Our effective tax rate was 36% during the three months ended June 30, 2005 compared to 34% during the three months ended June 30, 2004. The increase in the effective tax rate was the result of not recording a tax benefit relating to the second quarter reserve for a balance due from a former European distributor. The reserve was recorded in a subsidiary where it is more likely than not that the resultant deferred tax asset will not be realized, and, as such, we recorded a full valuation allowance on the tax benefit related to this reserve. During the quarter, we released discrete tax reserves related to research and development credits taken on our 2001 federal tax return. As a result of the completion of the audit for this tax year, these reserves reduced our tax rate in the quarter by approximately 3%. We expect that our effective tax rate will be approximately 37% for 2005, primarily as a result of the tax treatment of the reserve for the balance due from a former European distributor.
SimpleDevices
SimpleDevices recorded net sales of $0.1 million and a pretax loss of $1.1 million during the second quarter of 2005. Sales consisted primarily of engineering services related to the development of hardware utilized by SimpleDevices’ customers to run the SimplePlatforms software. In addition, SimpleDevices also generated revenue by customizing its software products to customer’s specific needs. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results.
Gross profit was -$0.1 million, or -78% of sales.
Selling, general and administrative expenses were $1.0 million, which consisted primarily of engineering payroll and benefit costs.

We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs.
Six Months ended June 30, 2005 versus Six Months ended June 30, 2004

	2005		2004
	$ (million)	% of total	$ (million)	% of total
Net sales:
Business	$62.1	72.4%	$39.3	59.0%
Consumer	23.7	27.6%	27.3	41.0%

Total net sales	$85.8	100.0%	$66.6	100.0%

Consolidated
Net sales for the six months ended June 30, 2005 were $85.8 million, an increase of 29% compared to $66.6 million for the six months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $3.4 million or $0.25 per share (basic) and $0.24 per share (diluted) compared to $3.5 million or $0.25 per share (basic) and $0.25 per share (diluted) for the six months ended June 30, 2004.
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 72% of net sales for the six months ended June 30, 2005 compared to 59% for the six months ended June 30, 2004. Net sales in our Business lines for the six months ended June 30, 2005 increased by 58% to $62.1 million from $39.3 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (DVR), video-on-demand (VOD), and high definition (HD) television. Royalty revenue (revenue earned through licensing of intellectual property) recognized in the six months ended June 30, 2005 attributable to agreements signed in the fourth quarter of 2004 and the acquisition of SimpleDevices contributed to the increase in net sales. The acquisition of SimpleDevices added net sales of $0.7 million and 2% to the Business category net sales growth. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. As a result, we expect business category revenue to remain as the driver of total revenue growth for the remainder of 2005.
Net sales in our Consumer lines (One For All® international retail, private label, custom installers and direct import) were approximately 28% of net sales for the six months ended June 30, 2005 compared to 41% for the six months ended June 30, 2004. Net sales in our Consumer lines for the six months ended June 30, 2005 decreased by 13% to $23.7 million from $27.3 million for the same period last year. The decrease in sales resulted primarily from private label sales, which decreased by 59% to $2.1 million in the six months ended June 30, 2005 from $5.1 million in the six months ended June 30, 2004. This was due to a decline in the volume of Kameleon sales. Kameleon sales declined during the six months ended 2005, as compared to the six months ended 2004, as a result of fewer new product introductions. European retail sales also contributed to the decrease, down 4% to $19.0 million in the six months ended June 30, 2005 from $19.8 million in the six months ended June 30, 2004. This decrease was primarily attributable to lower volumes in the UK and Spanish markets, offset by the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in net sales of approximately $0.8 million. Net of the positive foreign exchange impact, European retail sales decreased $1.6 million compared to the six months ended June 30, 2004. Partially offsetting the decrease in sales was the introduction of the Nevo® SL product in the second quarter of 2005, which generated net sales of $0.3 million. We expect that the Consumer lines will return to at or above prior year levels for the remainder of 2005, driven by the continued rollout of the Nevo® SL product.
Gross profit for the six months ended June 30, 2005 was $31.4 million compared to $25.5 million for the six months ended June 30, 2004. Gross profit as a percentage of net sales for the six months ended June 30, 2005 was 36.6% compared to 38.3% for the six months ended June 30, 2004. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, being a larger percentage of our total business. The impact of this change in mix was a

4.0% reduction in the gross profit rate. Gross profit was also negatively impacted by $1.6 million of cost resulting from a larger proportion of air shipments caused by increased volume, which contributed to a 1.5% reduction in gross profit rate. These items were partially offset by lower inventory scrap expense, which as compared to six months ended June 30, 2004, added $0.4 million to gross profit and 1.2% to the gross profit rate; a reduction in royalty expense of $0.4 million, which added 1.1% to the gross profit rate; the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $0.7 million and added 0.5% to the gross profit rate; various cost reductions across product lines, which added $0.4 million to gross profit and 0.5% to the gross profit rate; and subcontract labor savings, which added $0.1 million to gross profit and 0.4% to the gross profit rate. We expect gross profit rates to be closer to historical levels of 37-39% for the remainder of 2005.
Research and development expenses increased 44% from $2.2 million in the six months ended June 30, 2004 to $3.2 million in the six months ended June 30, 2005. This increase was primarily related to our continued expansion of the Nevo® platform, and the development of audio-video accessories for sale in our retail channel. We expect research and development expense to remain at the current level throughout 2005.
Selling, general and administrative expenses increased 36% from $18.8 million in the six months ended June 30, 2004 to $25.6 million in the six months ended June 30, 2005. Approximately $1.9 million of the increase was attributable to bad debt expense, which included a $1.6 million reserve for a receivable due from a former European distributor, $1.8 million to the acquisition of SimpleDevices, $1.1 million to payroll and benefits, $1.0 million to delivery and freight costs caused by the increase in sales volume, $0.6 million to increased tax and audit fees, $0.5 million to the appreciation of the Euro relative to the U.S. Dollar, $0.4 million to product development efforts (non research and development), and $0.4 million to sales commissions. These items were partially offset by lower employee bonus expense, which decreased by $1.0 million. We expect that selling, general and administrative expenses will range between $12.0 and $13.0 million per quarter for the remainder of 2005.
In the six months ended June 30, 2005, we recorded $0.4 million of net interest income compared to $0.3 million during the six months ended June 30, 2004. This increase was due to higher money market rates and a higher average cash balance in Europe. Partially offsetting the increase was interest expense of $0.1 million relating to our 2001 federal tax return. Net interest income should return to approximately $0.2 million per quarter for the remainder of 2005.
For the six months ended June 30, 2005, net other income was $2.2 million as compared to $0.5 million of net other income for the six months ended June 30, 2004. Approximately $2.2 million of net other income in the six months ended June 30, 2005 was the result of a foreign exchange gain, compared to a foreign exchange gain of $0.5 million for the six months ended June 30, 2004.
We recorded income tax expense of $1.9 million for the six months ended June 30, 2005 compared to $1.8 million for the six months ended June 30, 2004. Our effective tax rate was 35% during the six months ended June 30, 2005 compared to 34% during the six months ended June 30, 2004. The increase in the effective tax rate was the result of not recording a tax benefit relating to the second quarter reserve for a balance due from a former European distributor. The reserve was recorded in a subsidiary where it is more likely than not that the resultant deferred tax asset will not be realized, and, as such, we recorded a full valuation allowance on the tax benefit related to this reserve. During the second quarter, we released discrete tax reserves related to research and development credits taken on our 2001 federal tax return. As a result of the completion of the audit for this tax year, these reserves reduced our tax rate in the six month period ended June 30, 2005 by approximately 2%. We expect that our effective tax rate will be approximately 37% for 2005, primarily as a result of the tax treatment of the reserve for the balance due from a former European distributor.
SimpleDevices
SimpleDevices recorded net sales of $0.7 million and a pretax loss of $1.8 million during the six months ended June 30, 2005. Sales consisted primarily of engineering services related to the development of hardware utilized by SimpleDevices’ customers to run the SimplePlatforms software. In addition, SimpleDevices also generated revenue by customizing its software products to customer’s specific needs. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results.
Gross profit was $0.1 million, or 11% of sales.
Selling, general and administrative expenses were $1.8 million, which consisted primarily of engineering payroll and benefit costs.
We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs.
Liquidity and Capital Resources
(In thousands)

		Increase
	June 30, 2005	(decrease)	December 31, 2004
Cash and cash equivalents	$38,531	$(3,941)	$42,472
Working capital	70,299	(4,782)	75,081

	Six months ended	Increase	Six months ended
	June 30, 2005	(decrease)	June 30, 2004
Cash provided by operating activities	$8,196	$2,214	$5,982
Cash used for investing activities	(2,216)	(672)	(1,544)
Cash used for financing activities	(4,800)	306	(5,106)
Effect of exchange rate changes	(5,121)	(4,482)	(639)
Our principal source of funds is from operations. Cash provided by operating activities for the first six months of 2005 was $8.2 million as compared to $6.0 million in the first six months of 2004.
Cash used for investing activities for the first six months of 2005 was $2.2 million as compared to $1.5 million for the first six months of 2004. The increase in cash used for investing activities was primarily due to the acquisition of fixed assets. Capital expenditures in the first six months of 2005 and 2004 were approximately $1.7 million and $0.9 million, respectively. These expenditures related primarily to our acquisition of product tooling.
Cash used for financing activities for the first six months of 2005 was $4.8 million as compared to $5.1 million for the first six months of 2004. Proceeds from stock option exercises were $1.3 million during the six months ended June 30, 2005, compared to proceeds of $0.6 million during the six months ended June 30, 2004. We purchased 356,285 shares of our common stock at a cost of $6.1 million during the six months ended June 30, 2005, compared to 435,290 shares at a cost of $5.7 million during the six months ended June 30, 2004.
We hold these shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. We have authority under the Credit Facility to acquire up to 1.5 million shares of our common stock in market purchases. Between the date of execution of the Credit Facility and June 30, 2005, we have purchased 897,019 shares of our common stock leaving 602,981 remaining shares authorized for purchase under the credit facility. In 2005 we may continue to purchase shares of our common stock if we believe conditions are favorable.
On September 15, 2003, we entered into a three-year $15.0 million unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”). Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2005 using the LIBOR Rate option plus a fixed margin of 1.25% was 4.59%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under this Credit Facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2005, we did not have any amounts outstanding under this credit facility or any outstanding import letters of credit. Furthermore, as of June 30, 2005, we were in compliance with all financial covenants required by the Credit Facility.
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
New Accounting Pronouncements
FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP 109-1”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to the provision within the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. FSP 109-1 states that an enterprise should account for the deduction as a special deduction in accordance with Statement 109. In addition, FSP 109-1 requires that the special deduction be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by paragraph 232 of Statement 109. We are currently evaluating the effect that the adoption of FSP 109-1 will have on our consolidated results of operations and financial condition but do not expect it will have a material impact.
FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Consequently, we do not expect this standard to have a material impact on our consolidated results of operations and financial condition.
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
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, this new standard requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt this standard in the first quarter of 2006, beginning on January 1, 2006. We do not expect this standard to have a material impact on our consolidated results of operations and financial condition.

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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we are required to adopt the standard in the first quarter of fiscal 2006. We do not expect this standard to have a material impact on our consolidated results of operations and financial condition.
In December 2004, the FASB issued SFAS 123R, “Share Based Payments.” SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R on January 1, 2006 will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under SFAS 123.
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
While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements are subject to a number of risks and uncertainties, including the failure of our customers and markets to continue growing and expanding in the manner we anticipated; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the lack of continued growth of our technologies and product lines addressing the market for digital media; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; the effect the Euro and other foreign currencies could have on our financial results; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
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
Dependence Upon Timely Product Introduction
Our ability to remain competitive in the wireless control products market will depend considerably upon our ability to successfully identify new product opportunities, as well as developing and introducing these products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful at developing and marketing new products or enhancing our existing products, or that these new or enhanced products will achieve consumer acceptance and, if achieved, will sustain that acceptance. In addition, there can be no assurance that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
During each of the first two quarters of 2005 and the year ended December 31, 2004, we had sales to one customer that amounted to more than ten percent of our net sales for the respective period. In addition, for the same periods, we had sales to a customer and its sub-contractors, that when combined, exceeded 10% of net sales for the respective period. The future loss of these customers or any key customer, either in the United States or abroad, due to their financial weakness, bankruptcy, or our inability to maintain order volume with these customers, may have an adverse effect on our financial condition, results of operations and cash flows.
SimpleDevices Inc.
On October 1, 2004, we acquired SimpleDevices Inc. for approximately $12.8 million in cash including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future, if certain financial objectives are achieved. SimpleDevices, based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. The success of SimpleDevices will depend upon (i) our ability to bring SimpleDevices’ products to market in a timely and cost effective manner; (ii) the market accepting SimpleDevices’ products and technology to the extent anticipated by us; (iii) our ability to integrate SimpleDevices’ products and business into our own product offerings and business in a cost effective manner; and (iv) our ability to control the overall costs associated with SimpleDevices in the manner we anticipate. The failure of any of these items could have a material effect on our financial condition, results of operations and cash flows.
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
Competition
The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that our product offerings will be, and/or remain, competitive or that any strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve – in that sales of Nevo products may not occur or grow in the manner expected by us, and thus we may not recoup cost incurred in the research and development of these products as quickly as we expect or at all.
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
•	changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

•	currency fluctuations affecting sales, particularly in the Euro and British Pound, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	currency fluctuations affecting costs, particularly the Euro, British Pound and the Chinese Yuan, which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs, and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry; and

•	natural and medical disasters.
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
Terrorism and Acts of War
Terrorism and acts of war (wherever occurring throughout the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs, expenses and financial condition. We are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war.
Leased Property
We lease all of the properties used in our business. During 2005, our lease contract for the property located in Cypress California will expire. We are currently negotiating a new or renewal lease, and we believe that a new or renewed lease will be entered into before the current lease expires, and that when entered into, the lease will be satisfactory for our needs and purposes. However, we can give no assurance that we will enter into the new or renewal lease, or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our financial condition, results of operations and cash flows.
Technology changes in wireless control
We currently derive substantial revenue from the sale of wireless remote controls based on infrared (IR) technology. Other control technologies exist or could be developed that could compete with IR. If other wireless control technology gains acceptance, and starts to be integrated into home electronics devices currently controlled through our IR remote controllers, demand for our products may decrease, resulting in lower sales, earnings and cash flows.
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
Change in Competition and Pricing
We rely on third-party manufacturers to build our universal wireless control products, based on our extensive IR code library and patented technology. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition could arise from manufacturers who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we could experience downward pressure on our pricing or lose sales, which could have a material adverse effect on our financial condition and results of operations.

Transportation Costs; Impact of Oil Prices
We ship products from our foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand and, as a result, products may be shipped via air which is more costly than ocean shipments. Often, we cannot recover the increased cost of airfreight from our customers. The inability to predict swings in demand can increase the cost of freight which could have a material adverse effect on our product margins.
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
Our Proprietary Technologies May Include Design or Performance Defects and May Not Achieve Their Intended Results
We produce highly complex products that incorporate leading-edge technology, including hardware, firmware, and software. Firmware and software may contain bugs that can unexpectedly interfere with operations. There can be no assurance that our testing programs will detect all defects, either in individual products or defects that could affect numerous shipments. The presence of defects may harm customer satisfaction, reduce sales opportunities, or increase returns. An inability to cure or repair a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, increased inventory costs, or product reengineering expenses, any of which could have a material impact on our revenues, margins and net income.
Acquisitions
We may, from time to time, pursue the acquisition of businesses, products or technologies that complement or expand our existing operations, including those that could be material in size and scope. Acquisitions involve many risks, including the diversion of management’s attention away from day-to-day operations. There is also the risk that we will not be able to successfully assimilate the operations, personnel, customer base, products or technologies of an acquired business. Such acquisitions could also have adverse short-term effects on our operating results, and could result in dilutive issuances of equity securities, the incurrence of debt, and the loss of key employees. In addition, business acquisitions must be accounted for as purchases and, because most technology-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and charges for acquired research and development projects, which could have a material adverse effect on our results of operations. There can be no assurance that any such acquisitions will occur or, if such acquisitions do occur, that the acquired businesses, customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.

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
During 2004, we continued to develop new products featuring our Kameleon® interface technology, a display technology that provides ease of use by illuminating only the keys needed to control each entertainment device. We also continued development of our Nevo® technology, an embedded solution that transforms an electronic display (such as HP’s iPaq Pocket PC) into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0® was launched in July of 2004 as a feature on a series of HP’s handheld devices. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named “Nevo SL”® which we began to ship in the second quarter. This product is designed for use in the home. In addition, we are working on product line extensions to our One For All® audio/video accessories which include digital antennas, signal boosters, television brackets and A/V cleaning products.
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

The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At June 30, 2005, we had no borrowings on our credit line. The interest rate in effect on the credit line as of June 30, 2005 using the LIBOR Rate option plus a fixed margin of 1.25% was 4.59%.
At June 30, 2005 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar, and in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than six months. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at June 30, 2005, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from June 30, 2005, third quarter net income and cash flows would fluctuate by approximately $1.0 million and $5.0 million, respectively.
The value of our net balance sheet positions held in foreign currency can also be impacted by fluctuating exchange rates, as can the value of the income generated by our European subsidiaries. It is difficult to estimate the impact of fluctuations on reported income, as it depends on the opening and closing rates as well as the average net balance sheet positions held in a foreign currency, and, the amount of income generated in local currency. We routinely forecast what these balance sheet positions and income generated in local currency may be and we take steps to minimize exposure as we deem appropriate. There are currently three contracts in place with a combined notional value of $40 million in order to minimize risk to reported income associated with these types of exposures.
We estimate that if the exchange rate for the Euro relative to the U.S. Dollar fluctuates 10% from June 30, 2005, the value of the $15 million in forward contracts would fluctuate by approximately $1.5 million, and the value of the $25 million participating forward would fluctuate by approximately $1.5 to $2.0 million.
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
An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Accounting Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in our internal control over financial reporting during the period covered by this report that materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In 2002, one of our subsidiaries (One For All® S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”), One For All® Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has not yet decided whether it will appeal this decision, however, it will ask the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. The amount of this judgment has been recorded as a liability as of June 30, 2005. With respect to the remaining matters before the court, the court appointed expert has not yet finalized his pre-trial report to the court, the filing of which is expected to occur during the third quarter of 2005. It is our intention to seek a settlement of all of these matters, but if settlement is not possible, each of the subsidiaries will continue to disagree with the allegations of the former distributor and will vigorously defended itself against the counterclaims.
In 2003, an ex-employee of one of our subsidiaries brought an action against our subsidiary seeking damages in the amount of approximately $191,000 for wrongful termination. The subsidiary disagreed with these allegations and vigorously defended itself against this claim. In January 2005, judgment was rendered for the ex-employee awarding him approximately $26,000 in damages. In March 2005, our subsidiary paid this judgment. In February 2005, the ex-employee filed a notice of appeal, which has been scheduled for hearing in late 2006. It is our intention to seek a settlement of this matter with the ex-employee. If a settlement is not possible, our subsidiary will again vigorously defend itself.
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
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter was both probable and estimable, a loss contingency of $191,000 was recorded and still remains on the books at June 30, 2005.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2005 and June 30, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1934. However, we purchased 356,285 shares of our common stock at a cost of approximately $6.1 million during the six months ended June 30, 2005 and during the six months ended June 30, 2004, we purchased 435,290 shares of our common stock at a cost of $5.7 million. Purchase information is set forth by month in the following table:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares
			Purchased as Part of	Maximum Number of Shares
	Total Number	Average	Publicly Announced Plans	that May Yet Be Purchased
	of Shares	Price Paid	or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2005 - January 31, 2005	99,654	$17.33	N/A	N/A
February 1, 2005 - February 28, 2005	6,631	$16.80	N/A	N/A
March 1, 2005 - March 31, 2005	N/A	N/A	N/A	N/A

Total Q1 2005	106,285	$17.30	N/A	N/A

April 1, 2005 – April 30, 2005	N/A	N/A	N/A	N/A
May 1, 2005 – May 31, 2005	171,701	$16.97	N/A	N/A
June 1, 2005 – June 30, 2005	78,299	$17.34	N/A	N/A

Total Q2 2005	250,000	$17.09	N/A	N/A

January 1, 2004 - January 31, 2004	55,090	$13.23	N/A	N/A
February 1, 2004 - February 28, 2004	76,000	$12.72	N/A	N/A
March 1, 2004 - March 31, 2004	162,200	$12.73	N/A	N/A

Total Q1 2004	293,290	$12.82	N/A	N/A

April 1, 2004 – April 30, 2004	69,900	$12.82	N/A	N/A
May 1, 2004 – May 31, 2004	68,600	$14.18	N/A	N/A
June 1, 2004 – June 30, 2004	3,500	$14.55	N/A	N/A

Total Q2 2004	142,000	$13.52	N/A	N/A

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting on June 15, 2005. The term of one of the Company’s five directors expired at the meeting. This director was re-elected by the stockholders for the term indicated. The stockholders also ratified the appointment of the Company’s independent registered public accounting firm. Results of the voting were as follows:
Election of Directors:

Nominee	Term Expiring in	In Favor	Withheld
Paul D. Arling	2006	12,365,002	313,150
Ratification of the appointment of PricewaterhouseCoopers LLP, as the Company’s independent registered public accounting firm for the year ending December 31, 2005:

In Favor	Opposed	Abstain
12,188,692	471,720	17,740

Item 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Accounting Officer (principal financial officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bryan Hackworth, Chief Accounting Officer (principal financial officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	Universal Electronics Inc.

\s\ Bryan Hackworth

Bryan Hackworth
Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Accounting Officer (principal financial officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bryan M. Hackworth, Chief Accounting Officer (principal financial officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350