Form 10-Q
period 2005-09-30
UNIVERSAL ELECTRONICS INC
filed 2005-11-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005

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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,424,409 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on November 7, 2005.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,340	$42,472
Accounts receivable, net	36,856	38,433
Inventories, net	23,370	23,862
Prepaid expenses and other current assets	3,973	2,237
Income tax receivable	423	1,158
Deferred income taxes	3,467	3,216

Total current assets	110,429	111,378

Equipment, furniture and fixtures, net	4,348	3,732
Goodwill	10,502	10,655
Intangible assets, net	6,166	6,550
Other assets	371	2,935
Deferred income taxes	4,876	5,035

Total assets	$136,692	$140,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,677	$17,559
Accrued income taxes	5,680	4,267
Accrued compensation	2,566	5,914
Other accrued expenses	8,184	8,557

Total current liabilities	37,107	36,297

Long term liabilities:
Deferred income taxes	101	107
Deferred revenue	415	—

Total liabilities	37,623	36,404

Commitments and Contingent Liabilities

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 16,835,072 and 16,642,743 shares issued at September 30, 2005 and December 31, 2004, respectively	168	166
Paid-in capital	81,644	78,872
Accumulated other comprehensive (loss) income	(4,232)	3,571
Retained earnings	51,471	45,293
Deferred stock-based compensation	(244)	(168)

	128,807	127,734
Less cost of common stock in treasury, 3,425,876 and 3,084,591 shares at September 30, 2005 and December 31, 2004, respectively	(29,738)	(23,853)

Total stockholders’ equity	99,069	103,881

Total liabilities and stockholders’ equity	$136,692	$140,285

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$46,206	$40,047	$132,030	$106,669
Cost of sales	29,212	24,254	83,601	65,333

Gross profit	16,994	15,793	48,429	41,336

Research and development expenses	1,782	1,841	4,952	4,092
Selling, general and administrative expenses	11,541	10,656	37,147	29,451

Operating expenses	13,323	12,497	42,099	33,543

Operating income	3,671	3,296	6,330	7,793
Interest income, net	287	261	639	525
Other (expense) income, net	(118)	(551)	2,131	(57)

Income before income taxes	3,840	3,006	9,100	8,261
Provision for income taxes	(1,063)	(1,078)	(2,922)	(2,867)

Net income	$2,777	$1,928	$6,178	$5,394

Earnings per share:
Basic	$0.21	$0.14	$0.46	$0.40

Diluted	$0.20	$0.14	$0.44	$0.39

Shares used in computing earnings per share:
Basic	13,391	13,496	13,459	13,566

Diluted	13,918	14,029	13,995	14,002

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash provided by operating activities:
Net income	$6,178	$5,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,789	2,299
Provision for doubtful accounts	2,043	130
Provision for inventory write-downs	2,494	2,794
Deferred income taxes	(162)	—
Shares issued for employee benefit plan	430	341
Non-cash stock-based compensation	74	—
Employee and director stock-based compensation	250	42
Loss on disposal of fixed assets	—	254
Write-down of investment	—	357

Changes in operating assets and liabilities:
Accounts receivable	(1,539)	(37)
Inventory	(3,292)	(9,616)
Prepaid expenses and other current assets	(1,070)	(698)
Accounts payable and other accrued expenses	1,553	4,347
Accrued income taxes	3,001	(691)

Net cash provided by operating activities	12,749	4,916

Cash used for investing activities:
Purchase of short-term investments	—	(2,000)
Acquisition of equipment, furniture and fixtures	(2,579)	(1,897)
Acquisition of intangible assets	(717)	(800)

Net cash used in investing activities	(3,296)	(4,697)

Cash used for financing activities:
Proceeds from stock options exercised	1,741	1,364
Treasury stock purchase	(6,110)	(5,852)

Net cash used in financing activities	(4,369)	(4,488)

Effect of exchange rate changes on cash	(5,216)	(252)

Net decrease in cash and cash equivalents	(132)	(4,521)
Cash and cash equivalents at beginning of period	42,472	58,481

Cash and cash equivalents at end of period	$42,340	$53,960

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
During the nine months ended September 30, 2005, we recorded a tax benefit from the exercise of stock options of $427 thousand, which is recorded to Paid-In Capital and Accrued Income Taxes.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in our 2004 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “we,” “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amount of revenue and expense during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, our review for impairment of long-lived assets, identifiable intangible assets, goodwill, contingencies, and income taxes. Actual results may differ from those estimated and the estimates may be adjusted as more information becomes available. Any adjustment could be significant.
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
We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under SFAS 123, compensation expense is computed based on the fair value of the stock options granted and is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the options granted is determined at the date of grant using the Black-Scholes option valuation model. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, net income would have been the pro forma amounts shown below.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004*	2005	2004*
Net income
As reported	$2,777	$1,928	$6,178	$5,394
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(638)	(575)	(1,909)	(1,694)

Pro forma	$2,139	$1,353	$4,269	$3,700

Basic earnings per share:
As reported	$0.21	$0.14	$0.46	$0.40
Pro forma	$0.16	$0.10	$0.32	$0.27
Diluted earnings per share:
As reported	$0.20	$0.14	$0.44	$0.39
Pro forma	$0.15	$0.10	$0.30	$0.26

*	Stock compensation and the resulting pro forma net income and earnings per share for the three and nine months ended September 30, 2004 have been revised to reflect the effect of stock option forfeitures.
There were 17,500 options granted during the three months ended September 30, 2005. The Black-Scholes option valuation model was used to estimate the grant date fair value of the options during the three months ended September 30, 2005 utilizing the following assumptions: risk-free interest rate of approximately 4.12%, expected volatility of 45.56%, expected life of five years, and the common stock will not pay dividends. The per-share weighted average grant date fair value of the options granted during the three months ended September 30, 2005 is $8.09.
There were 12,000 options granted during the three months ended September 30, 2004. The Black-Scholes option valuation model was used to estimate the grant date fair value of the options during the three months ended September 30, 2004, utilizing the following assumptions: risk-free interest rate of approximately 3.7%, expected volatility of 62.1%, expected life of five years; and the common stock will pay no dividends. The per-share weighted average grant date fair values of the options granted during the three months ended September 30, 2004 was $14.54.
There were 628,000 options granted during the nine months ended September 30, 2005. The Black-Scholes option valuation model was used to estimate the grant date fair value of the options during the nine months ended September 30, 2005 utilizing the following assumptions: risk-free interest rate of approximately 3.72%, expected volatility of 58.41%, expected life of five years, and the common stock will not pay dividends. The per-share weighted average grant date fair value of the options granted during the nine months ended September 30, 2005 is $9.28.
There were 537,428 options granted during the nine months ended September 30, 2004. The Black-Scholes option valuation model was used to estimate the grant date fair value of the options during the nine months ended September 30, 2004 utilizing the following assumptions: risk-free interest rate of approximately 2.9%, expected volatility of 59.6%, expected life of five years; and the common stock will pay no dividends. The per-share weighted average grant date fair values of the options granted during the nine months ended September 30, 2004 was $12.80.
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
We had sales to one significant customer of $5.9 million and $4.6 million representing 12.7% and 11.4% of our net sales for the three months ended September 30, 2005 and 2004, respectively. We had sales to the same significant customer of $17.6 million and $12.4 million representing 13.4% and 11.6% of our net sales for the nine months ended September 30, 2005 and 2004, respectively. Trade receivable with this customer amounted to $3.0 million or 8.2% and $2.4 million or 5.9% of our total accounts receivable at September 30, 2005 and December 31, 2004, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
In addition, we had sales to a customer and its sub-contractors that, when combined, totaled $6.2 million and $4.1 million accounting for 13.4% and 10.3% of net sales for the three months ended September 30, 2005 and 2004, respectively. We had sales to the same customer and its subcontractors that, when combined, totaled $23.1 million and $8.1 million accounting for 17.5% and 7.6% of net sales for the nine months ended September 30, 2005 and 2004, respectively. Trade receivable with this customer and its subcontractors amounted to $2.6 million or 7.0% and $2.4 million or 5.7% of our total trade receivables at September 30, 2005 and December 31, 2004, respectively.
Significant Suppliers
We purchase components and finished product from multiple sources. Three sources each provide in excess of ten percent (10%) of our inventory purchases. Purchases from these three major suppliers amounted to $8.0 million, $3.2 million and $2.8 million representing 30.2%, 12.0% and 10.6%, respectively, of total inventory purchases in the quarter ended September 30, 2005. During the quarter ended September 30, 2004, purchases from these three major suppliers amounted to $7.1 million, $3.0 million and $1.2 million representing 30.8%, 12.8% and 5.2%, respectively, of total inventory purchases.
During the nine months ended September 30, 2005, purchases from these three suppliers amounted to $26.5 million, $8.0 million and $7.2 million representing 36.3%, 11.0%, and 9.8%, respectively, of total inventory purchases. During the nine months ended September 30, 2004, purchases from these three suppliers amounted to $15.5 million, $4.9 million and $5.9 million representing 24.7%, 7.8%, and 9.3%, respectively, of total inventory purchases.
Accounts payable with the aforementioned three suppliers amounted to $6.7 million, $0.9 million and $1.5 million, respectively, representing 32.4%, 4.4% and 7.4% of the total accounts payable at September 30, 2005. Accounts payable for these three suppliers amounted to $5.9 million, $0.6 million and $1.4 million, representing 33.8%, 3.5% and 8.0% of the total accounts payable at December 31, 2004. There was one additional significant supplier with accounts payable of $2.0 million or 11.6% of the total accounts payable at December 31, 2004.
Inventories
Inventories consisting of wireless control devices, audio/video accessories, and the related component parts, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. New product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventory status to control inventory levels and to ensure that we dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence equal to the difference between the cost of the inventory and the estimated market value based upon our best estimates about future demand and market conditions. If the actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Net inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Components	$6,294	$8,222
Finished goods	20,285	19,446
Reserve for inventory scrap	(3,209)	(3,806)

Inventory, net	$23,370	$23,862

During the quarter ended September 30, 2005 inventory write-downs totaled $0.8 million compared to $0.6 million recorded in the quarter ended September 30, 2004. During the nine months ended September 30, 2005 inventory write-downs totaled $2.5 million compared to $2.8 million recorded in the nine months ended September 30, 2004.
Inventory write-downs are a normal part of our business, and result primarily from product life cycle estimation variances.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
Income Taxes
We use the estimated effective tax rate for the year to determine our provision for income taxes for interim periods. We recorded income tax expense of $1.1 million for the three months ended September 30, 2005 compared to $1.1 million for the same period last year. Our estimated effective tax rate was 27.7% and 35.9% during the three months ended September 30, 2005 and 2004, respectively. We recorded income tax expense of $3.0 million for the nine months ended September 30, 2005 compared to $2.9 million for the same period last year. Our estimated effective tax rate was 32.1% and 34.7% during the nine months ended September 30, 2005 and 2004, respectively. The decrease in the effective tax rate in 2005 versus 2004 was due primarily to the recognition of research and development tax credits. The identification of these research and development tax credits resulted from a research and development tax study that was completed during the third quarter 2005.
Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended September 30, 2005 and 2004, approximately 1,021,000 and 554,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the nine months ended September 30, 2005 and 2004, approximately 1,000,000 and 993,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.
Earnings per share for the three and nine months ended September 30, 2005 and 2004 are calculated as follows (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
BASIC
Net income	$2,777	$1,928	$6,178	$5,394

Weighted-average common shares outstanding	13,391	13,496	13,459	13,566

Basic earnings per share	$0.21	$0.14	$0.46	$0.40

DILUTED

Net income	$2,777	$1,928	$6,178	$5,394

Weighted-average common shares outstanding for basic	13,391	13,496	13,459	13,566
Dilutive effect of stock options and restricted stock	527	533	536	436

Weighted-average common shares outstanding on a diluted basis	13,918	14,029	13,995	14,002

Diluted earnings per share	$0.20	$0.14	$0.44	$0.39

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
Comprehensive (Loss) Income
The components of comprehensive (loss) income are listed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005		2004
Net Income	$2,777	$1,928	$6,178		$5,394
Other comprehensive loss:
Foreign currency translations	(263)	717	(7,803	)*	(448)

Comprehensive (loss) income:	$2,514	$2,645	$(1,625)		$4,946

*	The foreign currency translation loss of $7.8 million for the nine months ended September 30, 2005 is due to the strengthening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.24 and 1.35 at September 30, 2005 and December 31, 2004, respectively.
Other (Expense) Income, Net
The components of other (expense) income, net are listed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gain (loss) on foreign currency exchange	$(113)	$(181)	$2,131	$309
Write-down of investment transactions	—	(357)	—	(357)
Other	(5)	(13)	—	(9)

Other (expense) income, net	$(118)	$(551)	$2,131	$(57)

Other Accrued Expenses
The components of other accrued expense are listed below (in thousands):

	September 30, 2005	December 31, 2004
Warranty accrual	$418	$168
Accrued expenses	6,160	6,718
Deferred revenue	673	295
Taxes other	921	1,252
Other	12	124

Total	$8,184	$8,557

Treasury Stock
We purchased 356,285 shares of our common stock at a cost of $6.1 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we purchased 445,807 shares of our common stock at a cost of $5.9 million. We hold shares purchased from the open market as treasury stock and they are available to be reissued. During the nine months ended September 30, 2005, we issued 15,000 shares of common stock out of treasury valued at $226 thousand to our outside directors for services performed.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
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
In December 2004, the FASB issued SFAS 123R, “Share Based Payments.” SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We plan to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We have not yet determined the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R on January 1, 2006 will have a material impact on our consolidated results of operations and earnings per share. We plan to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We have not yet determined the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
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
In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the financing of historical waste held by private households is to be borne collectively by producers that are selling in the market during each measurement period (to be defined by each EU-member country). The volume of equipment that qualifies as historical waste that those producers have sold in the market prior to the measurement period is not considered. Producers will be required to contribute proportionately based on their participation in the market (for example, in proportion to their respective shares of the market by type of equipment). However, the exact method to be used to compute the respective proportions to be contributed by producers will be determined by each EU-member country. For commercial users, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with these entities until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the effect that the adoption of FSP 143-1 will have on our consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
Goodwill and Intangible Assets
We are composed of two operating segments. Under the requirements of SFAS 142, “Goodwill and Other Intangible Assets”, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within the operating segment “Core Business”. SimpleDevices is the other operating segment and is a “reporting unit” as well.
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
Goodwill information for each reporting unit is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Core Business Segment
Domestic	$1,191	$1,191
International*	2,151	2,318

	3,342	3,509
SimpleDevices	7,160	7,146

Total Goodwill	$10,502	$10,655

*	The difference in international goodwill reported at September 30, 2005, as compared to the goodwill reported at December 31, 2004, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
Information regarding our other intangible assets is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Carrying amount:
Distribution rights (10 years)	$346	$405
Patents (10 years)	4,552	3,945
Trademark and trade names (10 years)	886	979
Developed and core technology (5 years)	2,410	2,410
Capitalized software (2 years)	898	849
Other (5-7 years)	370	470

Total carrying amount	$9,462	$9,058

Accumulated amortization:
Distribution rights	$46	$54
Patents	1,712	1,463
Trademark and trade names	97	75
Developed and core technology	872	429
Capitalized software	495	297
Other	74	190

Total accumulated amortization	$3,296	$2,508

Net carrying amount:
Distribution rights	$300	$351
Patents	2,840	2,482
Trademark and trade names	789	904
Developed and core technology	1,538	1,981
Capitalized software	403	552
Other	296	280

Total net carrying amount	$6,166	$6,550

Amortization expense for the three and nine months ended September 30, 2005 was approximately $300 thousand and $800 thousand, respectively. Amortization expense for the three and nine months ended September 30, 2004 was approximately $200 thousand and $400 thousand, respectively. Estimated amortization expenses for existing intangible assets for each of the five succeeding years ending December 31 are as follows (in thousands):

2005 (remaining three months)	$347
2006	1,386
2007	1,099
2008	975
2009	875
2010	575
Thereafter	909

$6,166
Derivatives
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. Depending on the predictability of future receivables, payables and cash flows in each operating currency, we periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables and cash flows. We do not enter into financial instruments for speculation or trading purposes. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses in other (expense)/income, net.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
We hold foreign currency exchange contracts which resulted in a net loss of approximately $104 thousand and $283 thousand for the quarter and nine months ended September 30, 2005, respectively. We had three foreign currency exchange contracts outstanding at September 30, 2005, two forward contracts with a combined notional value of $13.0 million, and one option structure known as a participating forward with a notional value of $25.0 million. We had no foreign currency exchange contracts or other derivatives at December 31, 2004.
Participating Forward
The company entered into a USD/Euro participating forward with a 50% participation rate and a notional value of $25.0 million in April 2005. The strike price of the participating forward is $1.2675. The contract expires on December 30, 2005.
The gain recorded related to this contract was $37 thousand and $996 thousand during the quarter and nine months ended September 30, 2005, respectively. The value of this contract was approximately $1.0 million at September 30, 2005. This contract is included in prepaid expenses and other current assets.
Business Segments and Foreign Operations
Reportable Segments
We have two reportable segments, Core Business and SimpleDevices. The Core Business segment produces a broad line of easy-to-use, pre-programmed universal wireless control products that are marketed principally for home video and audio entertainment equipment through various channels of distribution, including international retail, private label, OEMs, cable and satellite service providers, and to companies in the computing industry. The SimpleDevices segment produces connected-device technology, as well as hardware reference designs, that link the home computer and the Internet to existing consumer electronic devices in the home and car using Universal Plug and Play (“UPnP”) compatible software that is marketed primarily to OEMs.
The disaggregated financial results for our reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which we make internal operating and resource allocation decisions. The accounting policies of the reportable segments are the same as those described under the “Summary of Significant Accounting Policies” section contained in our 2004 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q. The segment information does not include a full allocation of corporate overhead costs between the SimpleDevices and Core Business segments.
Factors Used to Identify Reportable Segments
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, defines an operating segment, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. During the fourth quarter of 2004 we purchased SimpleDevices, Inc. for approximately $12.8 million in cash, including direct acquisition costs, and a potential performance-based payment of our unregistered common stock, if certain future financial objectives are achieved. As a result of the performance based incentive and other factors, we review SimpleDevices operating results on a regular basis. As the integration of SimpleDevices operations continues, and the performance based incentive expires, we may or may not determine in the future that SimpleDevices will continue to be a reportable segment in accordance with SFAS 131. Other factors that we considered in the determination of reportable operating segments included product differences, current management structure, distribution methods, and economic characteristics. We concluded, as of September 30, 2005, that reporting SimpleDevices as a reportable segment is in accordance with SFAS 131.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
Segment Income (Loss) and Assets for the quarter ended September 30, 2005 (in thousands):

	Quarter Ended September 30, 2005
	Core Business	SimpleDevices (1)	Total
Net sales	$45,939	$267	$46,206
Depreciation and amortization	845	124	969
Research and Development	1,558	224	1,782
Interest income, net	287	—	287
Income (loss) before income taxes	5,014	(1,174)	3,840
Assets	$134,012	$2,680	$136,692
Segment Income (Loss) and Assets for the nine months ended September 30, 2005 (in thousands):

	Nine Months Ended September 30, 2005
	Core Business	SimpleDevices (1)	Total
Net sales	$131,112	$918	$132,030
Depreciation and amortization	2,421	368	2,789
Research and Development	4,728	224	4,952
Interest income, net	639	—	639
Income (loss) before income taxes	12,037	(2,937)	9,100
Assets	$134,012	$2,680	$136,692

(1)	SimpleDevices was acquired in October 2004, consequently the results of operations and assets of SimpleDevices are not presented for the quarter and year to date ended September 30, 2004. In addition, the results of operations and assets for the Core Business segment are not presented for the quarter and year to date ended September 30, 2004 as they correspond to the income and assets in the accompanying unaudited consolidated financial statements.
Our sales to external customers and long-lived tangible assets by geographic area are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales
United States	$22,690	$17,521	$71,735	$51,169
International:
United Kingdom	6,978	7,141	15,039	18,108
Asia	5,532	3,311	11,965	5,607
Spain	1,110	3,073	5,239	7,352
Germany	1,449	1,748	5,084	5,130
France	1,509	1,598	4,582	4,771
Switzerland	1,263	975	4,216	1,954
South Africa	1,031	613	2,103	1,625
All Other	4,644	4,067	12,067	10,953

Total International	23,516	22,526	60,295	55,500

Total Net Sales	$46,206	$40,047	$132,030	$106,669

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
Our geographic Long-Lived asset information is as follows:

	September 30, 2005	December 31, 2004
Long-lived Tangible Assets
United States	$3,127	$2,956
International	1,592	3,711

Total	$4,719	$6,667

SimpleDevices, Inc. Acquisition
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. for approximately $12.8 million in cash, including direct acquisition costs of $0.3 million. We intend to purchase the remaining shares when the sellers are located. The transaction also includes a potential performance-based payment of unregistered common stock, if certain future financial objectives are achieved, which has not been reflected as part of the purchase price as of September 30, 2005 since it is not probable such objectives will be achieved. The results of SimpleDevices’ operations have been included in the consolidated financial statements since the date of acquisition.
Pro forma results (unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and SimpleDevices as if the acquisition had occurred as of the beginning of the periods presented. Adjustments of $28 thousand for the quarter ended September 30, 2004 and $84 thousand for the nine months ended September 30, 2004 have been made to the combined results of operations, reflecting primarily amortization of purchased intangible assets, net of tax.
Actual financial results for the three and nine months ended September 30, 2005, and Pro forma results for the three and nine months ended September 30, 2004 are the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004 (1)	2005	2004 (1)
Revenue:	$46,206	$40,356	$132,030	$107,610
Net income:	$2,777	$1,085	$6,178	$3,897
Basic and diluted net income per share:
Basic	$0.21	$0.08	$0.46	$0.29
Diluted	$0.20	$0.08	$0.44	$0.28

(1)	The pro-forma net income does not reflect the write-off of $240,000 of acquired in-process research and development of SimpleDevices.
The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the dates presented, and should not be taken as a projection of the future consolidated results of our operations.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
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
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses as we sell the related products. Because warranty expense is a forecast based on the best available information, mostly historical claims experience, actual claim costs may differ from the amounts provided. The change in the liability for product warranties is presented below:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Nine Months Ended September 30, 2005	$167,614	$293,587	$(43,393)	$417,808
Nine Months Ended September 30, 2004	$95,005	$232,321	$(137,453)	$189,873
During the quarter ended September 30, 2005 a few distinct warranty issues were identified that came about during the normal course of business which resulted in an increase in our warranty reserve. We expect that these warranty issues will be resolved during the quarter ended December 31, 2005.
Commitments and Contingent Liabilities
We are parties to lawsuits and claims arising in the normal course of our business.
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”) and One For All Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has not yet decided whether it will appeal this decision, however, it will ask the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. The amount of this judgment is recorded as a liability as of September 30, 2005. With respect to the remaining matters before the court, the parties are scheduled to meet with the court appointed expert in November 2005, after which we expect the expert to finalize his pre-trial report to the court, the filing of which is expected to occur during the quarter ending March 31, 2006. We will continue to seek a settlement of all of these matters, but if settlement is not possible, each of the subsidiaries will continue to disagree with the allegations of the former distributor and will vigorously defended itself against the counterclaims.
In 2003, an ex-employee of one of our subsidiaries brought an action against our subsidiary seeking damages in the amount of approximately $191,000 for wrongful termination. In January 2005, judgment was rendered for the ex-employee awarding him approximately $26,000 in damages. In February 2005, the ex-employee filed a notice of appeal, which has been scheduled for hearing in late 2006. In March 2005, our subsidiary paid this judgment. It is our intention to seek a settlement of this matter with the ex-employee. If a settlement is not possible, our subsidiary will again vigorously defend itself.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
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
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit (or that it is probable we have incurred a loss contingency) and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter was both probable and estimable, a loss contingency of $191,000 was recorded and still remains on the books at September 30, 2005.
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
Beginning in 1986 and continuing today, we have compiled an extensive library of IR codes that cover nearly 231,000 individual device functions and over 2,600 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of our wireless control devices by adding IR codes from our library that were not originally included.
Beginning in 2002, we began selling our Nevo® 1.0 software embedded on our chip to a third-party supplier of personal digital assistant devices (PDAs). Nevo 2.0® was launched in July of 2004. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named “NevoSL®” which began shipping during the second quarter of the current year. NevoSL® is a universal controller that delivers complete audio, visual and Wi-Fi digital media control for the networked home.
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. (SimpleDevices) for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future if certain financial objectives are achieved. We did not reflect the value of the unregistered common stock as part of the purchase price as of September 30, 2005 since we did not believe that it was probable the performance metrics will be met.
The value we received from this acquisition relates primarily to SimpleDevices’ unique capabilities, as well as its complete and in-process technologies. SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car. The company provides Universal Plug and Play (UPnP) compatible software to transform common home devices into “connected” devices — that is, allows them to find, control and share entertainment media across a home network. UPnP is an architecture for pervasive peer-to-peer network connectivity of intelligent appliances, wireless devices, and PCs of all form factors. It is designed to bring standards-based connectivity to ad-hoc or unmanaged networks whether in the home, in a small business, public spaces, or attached to the Internet. UPnP is a distributed, open networking architecture that leverages TCP/IP and the Web technologies to enable proximity networking in addition to control and data transfer among networked devices in the home, office, and public spaces.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales	63.2	60.6	63.3	61.2

Gross profit	36.8	39.4	36.7	38.8
Research and development expenses	3.9	4.6	3.8	3.9
Selling, general and administrative expenses	24.9	26.6	28.1	27.6

Operating expenses	28.8	31.2	31.9	31.5

Operating income	8.0	8.2	4.8	7.3
Interest income, net	0.6	0.7	0.5	0.5
Other (expense) income	(0.3)	(1.4)	1.6	(0.1)

Income before income taxes	8.3	7.5	6.9	7.7
Provision for income taxes	2.3	2.7	2.2	2.6

Net income	6.0%	4.8%	4.7%	5.1%

Third Quarter 2005 versus Third Quarter 2004

	2005		2004
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$31.3	67.8%	$26.7	66.5%
Consumer	14.9	32.2%	13.3	33.5%

Total net sales	$46.2	100.0%	$40.0	100.0%

Consolidated
Net sales for the third quarter of 2005 were $46.2 million, an increase of 15% compared to $40.0 million for the third quarter of 2004. Net income for the third quarter of 2005 was $2.8 million or $0.21 per share (basic) and $0.20 per share (diluted) compared to $1.9 million or $0.14 per share (basic) and $0.14 per share (diluted) for the third quarter of 2004.
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 68% of net sales for the third quarter of 2005 compared to 67% for the third quarter of 2004. Net sales in our Business lines for the third quarter of 2005 increased by 18% to $31.3 million from $26.7 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (DVR), video-on-demand (VOD), and high definition television (HDTV). Royalty revenue (revenue earned through licensing of intellectual property) recognized in the third quarter of 2005 attributable to agreements signed in the fourth quarter of 2004 of $0.3 million and the acquisition of SimpleDevices also contributed to the increase in net sales. The acquisition of SimpleDevices added net sales of $0.3 million and 1% to the Business category net sales growth. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. As a result, we expect business category revenue to remain as the driver of total revenue growth through the fourth quarter of 2005.
Net sales in our Consumer lines (One For All® international retail, private label, custom installers and direct import) were approximately 32% of net sales for the third quarter of 2005 compared to 33% for the third quarter of 2004. Net sales in our Consumer lines for the third quarter of 2005 increased by 11% to $14.9 million from $13.4 million during the same period last year. The increase in sales resulted primarily from the introduction of the Nevo SL®

product in the second quarter of 2005. This introduction added net sales of $1.7 million and 13% to the Consumer category net sales growth as compared to the third quarter of 2004. Private label sales increased by 58% to $1.3 million in the third quarter of 2005 from $0.8 million in the third quarter of 2004. This was due to an increase in the number of new products. These increases were partially offset by European retail sales, which were down 2% to $10.6 million in the third quarter of 2005 from $10.9 million in the third quarter of 2004. This decrease was primarily attributable to lower volumes in the U.K. market and the weakening of both the Euro and British Pound compared to the U.S. Dollar. The impact of the weakening currencies resulted in a decrease in net sales of approximately $0.1 million. Excluding the negative foreign exchange impact, European retail sales decreased $0.2 million compared to the third quarter of 2004. International retail sales were down $0.2 million due primarily to one of our distributors in Australia filing for bankruptcy in 2005. Direct Import sales were down $0.2 million due primarily to a decline in the volume of Kameleon sales. Kameleon sales declined during the third quarter of 2005 compared to the third quarter of 2004 as a result of fewer new product introductions. We expect that the Consumer lines will remain slightly below prior year levels through the fourth quarter of 2005.
Gross profit for the third quarter of 2005 was $17.0 million compared to $15.8 million for the third quarter of 2004. Gross profit as a percentage of net sales for the third quarter of 2005 was 36.8% compared to 39.4% for the third quarter of 2004. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, and represents a larger percentage of our total business. The impact of this change in mix was a 0.9% reduction in the gross profit rate. Gross profit was also negatively impacted by $0.2 million of additional warranty expense resulting from a few specific quality issues identified in the third quarter of 2005, which contributed to a 0.5% reduction in gross profit rate. We expect that these specific warranty issues will be resolved in the fourth quarter of 2005. An increase in Quality Assurance expense of $0.2 million also negatively impacted gross profit and contributed to a 0.5% reduction in gross profit rate. An increase in sub-contract labor expense of $0.2 million negatively impacted gross profit as compared to the third quarter of 2004 and contributed to a 0.4% reduction in gross profit rate. The increase in sub-contract labor expense as a percentage of net sales was due primarily to a repackaging and rebranding initiative undertaken in Europe. Gross profit was also negatively impacted by the weakening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in a decrease in gross profit of approximately $0.1 million and a reduction of 0.1% in the gross profit rate. We expect gross profit rates to be near to historical levels of 37-39% for the fourth quarter of 2005.
Research and development expenses were $1.8 million in the third quarter of 2005 compared to $1.8 million in the third quarter of 2004. A decline in the development of audio-video accessories for sale in our retail channel was offset by development efforts taking place at SimpleDevices. We expect research and development expense to remain at the current level through the fourth quarter of 2005.
Selling, general and administrative expenses increased 8% from $10.7 million in the third quarter of 2004 to $11.5 million in the third quarter of 2005. Approximately $0.9 million of the increase was attributable to the acquisition of SimpleDevices, $0.3 million to delivery and freight costs caused by the increase in sales volume, $0.2 million to payroll and benefits, $0.2 million to sales commissions, $0.2 million to advertising, $0.2 million to trade shows, and $0.7 million to other general administrative costs, including travel, telephone, and taxes. These items were partially offset by lower employee bonus expense, which decreased by $0.9 million, lower expense related to Sarbanes-Oxley compliance efforts, which decreased by $0.6 million, and lower outside legal fees, which decreased by $0.3 million. We expect that selling, general and administrative expenses will range from $11.6 to $12.1 million for the fourth quarter of 2005.
In the third quarter of 2005, we recorded $0.3 million of net interest income compared to $0.3 million during the third quarter of 2004. Net interest income should be approximately $0.2 million for the fourth quarter of 2005.
For the third quarter of 2005, net other expense was $0.1 million as compared to $0.6 million for the third quarter of 2004. Approximately $0.4 million of other expense in the third quarter of 2004 was the result of our write-down of an investment in a private company. In addition, we recorded foreign exchange losses of $0.1 million in the third quarter of 2005, as compared to foreign exchange losses of $0.2 million in the third quarter of 2004.

We recorded income tax expense of $1.1 million for the third quarter of 2005 compared to $1.1 million for the third quarter of 2004. Our effective tax rate was 27.7% during the three months ended September 30, 2005 compared to 35.9% during the three months ended September 30, 2004. The decrease in the effective tax rate was due to the recognition of research and development tax credits. The identification of these research and development tax credits resulted from a research and development tax study that was completed during the third quarter of 2005. We expect that our effective tax rate will be approximately 34% for the fourth quarter of 2005.
SimpleDevices
SimpleDevices recorded net sales of $0.3 million and a pretax loss of $1.2 million during the third quarter of 2005. Sales consisted primarily of engineering services related to the development of hardware utilized by SimpleDevices’ customers to run the SimplePlatforms software. In addition, SimpleDevices also generated revenue by customizing its software products to customer’s specific needs. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results.
Gross profit was a loss of $0.1 million, or -27% of sales.
Research and development expenses were $0.2 million, which consisted primarily of internal and external development efforts related to SimpleDevices’ core software product.
Selling, general and administrative expenses were $0.9 million, which consisted primarily of engineering payroll and benefit costs as well as outside product development costs.
We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs.
Nine Months ended September 30, 2005 versus Nine Months ended September 30, 2004

	2005		2004
	$ (million)	% of total	$ (million)	% of total
Net sales:
Business	$93.4	70.8%	$66.0	61.9%
Consumer	38.6	29.2%	40.7	38.1%

Total net sales	$132.0	100.0%	$106.7	100.0%

Consolidated
Net sales for the nine months ended September 30, 2005 were $132.0 million, an increase of 24% compared to $106.7 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $6.2 million or $0.46 per share (basic) and $0.44 per share (diluted) compared to $5.4 million or $0.40 per share (basic) and $0.39 per share (diluted) for the nine months ended September 30, 2004.
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 71% of net sales for the nine months ended September 30, 2005 compared to 62% for the nine months ended September 30, 2004. Net sales in our Business lines for the nine months ended September 30, 2005 increased by 42% to $93.4 million from $66.0 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (DVR), video-on-demand (VOD), and high definition (HDTV) television. Royalty revenue of $1.0 million (revenue earned through licensing of intellectual property) recognized in the nine months ended September 30, 2005 attributable to agreements signed in the fourth quarter of 2004 and the acquisition of SimpleDevices contributed to the increase in net sales. The acquisition of SimpleDevices added net sales of $0.9 million and 1% to the Business category net sales growth. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. As a result, we expect business category revenue to remain as the driver of total revenue growth through the fourth quarter of 2005.
Net sales in our Consumer lines (One For All® international retail, private label, custom installers and direct import) were approximately 29% of net sales for the nine months ended September 30, 2005 compared to 38% for the nine months ended September 30, 2004. Net sales in our Consumer lines for the nine months ended September 30, 2005 decreased by 5% to $38.6 million from $40.7 million for the same period last year. The decrease in sales resulted primarily from private label sales, which decreased by 42% to $3.4 million in the nine months ended September 30, 2005 from $5.9 million in the nine months ended September 30, 2004. This was due to a decline in the volume of Kameleon sales. Kameleon sales declined during the nine months ended 2005, as compared to the nine months ended 2004, as a result of fewer new product introductions. European retail sales also contributed to the decrease being down 4% to $29.6 million in the nine months ended September 30, 2005 from $30.7 million in the nine months ended September 30, 2004. This decrease was primarily attributable to lower volumes in the UK market, offset by the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in net sales of approximately $0.3 million. Excluding the positive foreign exchange impact, European retail sales decreased $1.4 million compared to the nine months ended September 30, 2004. International retail sales were down $0.5 million due primarily to one of our distributors in Australia filing for bankruptcy in 2005. Partially offsetting the decrease in sales was the introduction of the Nevo® SL product in the second quarter of 2005, which generated net sales through September 30, 2005 of $2.0 million. We expect that the Consumer lines will remain slightly below prior year levels through the fourth quarter of 2005.
Gross profit for the nine months ended September 30, 2005 was $48.4 million compared to $41.3 million for the nine months ended September 30, 2004. Gross profit as a percentage of net sales for the nine months ended September 30, 2005 was 36.7% compared to 38.8% for the nine months ended September 30, 2004. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, and represents a larger percentage of our total business. The impact of this change in mix was a 2.8% reduction in the gross profit rate. Gross profit was also negatively impacted by $1.6 million of cost resulting from a larger proportion of air shipments caused by increased volume, which contributed to a 0.9% reduction in gross profit rate. These items were partially offset by a reduction in royalty expense of $0.3 million, which added 0.7% to the gross profit rate; lower inventory scrap expense, which as compared to nine months ended September 30, 2004, added $0.3 million to gross profit and 0.7% to the gross profit rate; the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $0.2 million and added 0.1% to the gross profit rate. We expect gross profit rates to be near to historical levels of 37-39% for the fourth quarter of 2005.
Research and development expenses increased 21% from $4.1 million in the nine months ended September 30, 2004 to $5.0 million in the nine months ended September 30, 2005. This increase was primarily related to our continued expansion of the Nevo® platform, the development of audio-video accessories for sale in our retail channel, and development efforts taking place at SimpleDevices. We expect research and development expense to remain at the current level through the fourth quarter of 2005.
Selling, general and administrative expenses increased 26% from $29.5 million in the nine months ended September 30, 2004 to $37.2 million in the nine months ended September 30, 2005. Approximately $2.7 million of the increase was attributable to the acquisition of SimpleDevices, $1.9 million to bad debt expense, which included a $1.6 million reserve for a receivable due from a former European distributor, $1.5 million to payroll and benefits, $1.4 million to delivery and freight costs caused by the increase in sales volume, $0.6 million to sales commissions, $0.4 million to increased tax and audit fees, $0.3 million to trade shows, $0.3 million to travel, $0.3 million to temporary clerical and warehouse staff, and $0.3 million to the appreciation of the Euro relative to the U.S. Dollar. These items were partially offset by lower employee bonus expense, which decreased by $1.9 million, and outside legal fees, which decreased by $0.7 million. We expect that selling, general and administrative expenses will range from $11.6 to $12.1 million for the fourth quarter of 2005.
In the nine months ended September 30, 2005, we recorded $0.6 million of net interest income compared to $0.5 million during the nine months ended September 30, 2004. This increase was due to higher money market rates and a higher average cash balance in Europe. Net interest income should be approximately $0.2 million for the fourth quarter of 2005.

For the nine months ended September 30, 2005, net other income was $2.1 million as compared to $0.1 million of net other expense for the nine months ended September 30, 2004. Approximately $2.1 million of net other income in the nine months ended September 30, 2005 was the result of a foreign exchange gain, compared to a foreign exchange gain of $0.3 million for the nine months ended September 30, 2004. Approximately $0.4 million of other expense in the nine months ended September 30, 2004 was the result of our write-down of an investment in a private company.
We recorded income tax expense of $2.9 million for the nine months ended September 30, 2005 compared to $2.9 million for the nine months ended September 30, 2004. Our effective tax rate was 32.1% during the nine months ended September 30, 2005 compared to 34.7% during the nine months ended September 30, 2004. The decrease in the effective tax rate was due to tax benefits related to research and development activities. During the second quarter of 2005, we released tax reserves related to research and development credits taken on our 2001 federal tax return. During the third quarter of 2005, we recognized research and development tax credits that we were eligible for that related to recent research and development activities. The identification of these research and development tax credits resulted from a research and development tax study that was completed during the third quarter of 2005. Partially offsetting the research and development-related tax benefits was the impact of not recording a tax benefit relating to the bad debt reserve taken in the second quarter of 2005 for a balance due from a former European distributor. The reserve was recorded in a subsidiary where it is more likely than not that the related tax benefit will not be realized. We expect that our effective tax rate will be approximately 34% for the fourth quarter of 2005.
SimpleDevices
SimpleDevices recorded net sales of $0.9 million and a pretax loss of $2.9 million during the nine months ended September 30, 2005. Sales consisted primarily of engineering services related to the development of hardware utilized by SimpleDevices’ customers to run the SimplePlatforms software. In addition, SimpleDevices also generated revenue by customizing its software products to customer’s specific needs. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results.
Gross profit was $1 thousand, or 0.1% of sales.
Research and development expenses were $0.2 million, which consisted primarily of internal and external development efforts related to SimpleDevices’ core software product.
Selling, general and administrative expenses were $2.7 million, which consisted primarily of engineering payroll and benefit costs.
We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs.

Liquidity and Capital Resources
(In thousands)

		Increase
	September 30, 2005	(decrease)	December 31, 2004
Cash and cash equivalents	$42,340	$(132)	$42,472
Working capital	73,322	(1,759)	75,081

	Nine months ended	Increase	Nine months ended
	September 30, 2005	(decrease)	September 30, 2004
Cash provided by operating activities	$12,749	$7,833	$4,916
Cash used for investing activities	(3,296)	1,401	(4,697)
Cash used for financing activities	(4,369)	119	(4,488)
Effect of exchange rate changes	(5,216)	(4,964)	(252)
Our principal source of funds is from operations. Cash provided by operating activities for the first nine months of 2005 was $12.7 million as compared to $4.9 million in the first nine months of 2004. The increase in cash provided by operating activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily driven by a significant increase in inventories during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, inventories increased by approximately $9.6 million compared to an increase of $3.2 million during the nine months ended September 30, 2005. We increased our inventories in order to meet the increased demand for our products as well as maintain high customer service levels.
Cash used for investing activities for the first nine months of 2005 was $3.3 million as compared to $4.7 million for the first nine months of 2004. The decrease in cash used for investing activities was primarily due to a $2.0 million certificate of deposit being purchased in 2004 offset partially by an increase in capital expenditures in 2005. Capital expenditures in the first nine months of 2005 and 2004 were approximately $2.6 million and $1.9 million, respectively. These expenditures related primarily to our acquisition of product tooling. We expect that our future capital expenditures will approximate historical levels of spending.
Cash used for financing activities for the first nine months of 2005 was $4.4 million as compared to $4.5 million for the first nine months of 2004. Proceeds from stock option exercises were $1.7 million during the nine months ended September 30, 2005, compared to proceeds of $1.4 million during the nine months ended September 30, 2004. We purchased 356,285 shares of our common stock at a cost of $6.1 million during the nine months ended September 30, 2005, compared to 445,807 shares at a cost of $5.9 million during the nine months ended September 30, 2004.
We hold these shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. We have authority under the Credit Facility to acquire up to 1.5 million shares of our common stock in market purchases. Between the date of execution of the Credit Facility and September 30, 2005, we purchased 897,019 shares of our common stock leaving 602,981 remaining shares authorized for purchase under the credit facility. In the fourth quarter of 2005 we may continue to purchase shares of our common stock if we believe conditions are favorable.
On September 15, 2003, we entered into a three-year $15.0 million unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”). Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2005 using the LIBOR Rate option plus a fixed margin of 1.25% was 5.11%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under this Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2005, we did not have any amounts outstanding under this credit facility or any outstanding import letters of credit. Furthermore, as of September 30, 2005, we were in compliance with all financial covenants required by the Credit Facility.
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

In December 2004, the FASB issued SFAS 123R, “Share Based Payments.” SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We plan to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We have not yet determined the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R on January 1, 2006 will have a material impact on our consolidated results of operations and earnings per share. We plan to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We have not yet determined the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
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
In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the financing of historical waste held by private households is to be borne collectively by producers that are selling in the market during each measurement period (to be defined by each EU-member country). The volume of equipment that qualifies as historical waste that those producers have sold in the market prior to the measurement period is not considered. Producers will be required to contribute proportionately based on their participation in the market (for example, in proportion to their respective shares of the market by type of equipment). However, the exact method to be used to compute the respective proportions to be contributed by producers will be determined by each EU-member country. For commercial users, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with these entities until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the effect that the adoption of FSP 143-1 will have on our consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries.
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
During 2005, we continue to develop new products featuring our Kameleon® interface technology, a display technology that provides ease of use by illuminating only the keys needed to control each entertainment device. We are continuing development of our Nevo® technology, an embedded solution that transforms an electronic display into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0® was launched in July of 2004 as a feature on a series of HP’s handheld devices, which reached its end of life during the third quarter of 2005. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named “Nevo SL”® which we began to ship in the second quarter of the current year. This product is designed for use in the home. In addition, we are working on product line extensions to our One For All® audio/video accessories which include digital antennas, signal boosters, television brackets and A/V cleaning products.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2005 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar, and in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at September 30, 2005, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from September 30, 2005, fourth quarter net income and cash flows would fluctuate by approximately $0.4 million and $4.8 million, respectively.
The value of our net balance sheet positions held in foreign currency can also be impacted by fluctuating exchange rates, as can the value of the income generated by our European subsidiaries. It is difficult to estimate the impact of fluctuations on reported income, as it depends on the opening and closing rates as well as the average net balance sheet positions held in a foreign currency, and, the amount of income generated in local currency. We routinely forecast what these balance sheet positions and income generated in local currency may be and we take steps to minimize exposure as we deem appropriate. There are currently three contracts in place with a combined notional value of $38 million in order to minimize risk to reported income associated with these types of exposures.
We estimate that if the exchange rate for the Euro relative to the U.S. Dollar fluctuates 10% from September 30, 2005, fourth quarter net income relating to the $13 million in forward contracts would fluctuate by approximately $0.9 million, and net income relating to the $25 million participating forward would fluctuate by approximately $0.7 million.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”), One For All Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has not yet decided whether it will appeal this decision, however, it will ask the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. The amount of this judgment was recorded as a liability as of June 30, 2005. With respect to the remaining matters before the court, the parties are scheduled to meet with the court appointed expert in late November 2005, after which we expect the expert to finalize his pre-trial report to the court, the filing of which is expected to occur during the quarter ending March 31, 2006. We will continue to seek a settlement of all of these matters, but if settlement is not possible, each of the subsidiaries will continue to disagree with the allegations of the former distributor and will vigorously defended itself against the counterclaims.
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
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter was both probable and estimable, a loss contingency of $191,000 was recorded and still remains on the books at September 30, 2005.
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

Item 1A. RISK FACTORS
Dependence upon Key Suppliers
Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, other components, and finished products from three main sources, each of which provides in excess of ten percent (10%) of the microprocessors used in our products. We have identified alternative sources of supply for these integrated circuit components, but there can be no assurance that we will be able to continue to obtain these components on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.
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

Dependence on Consumer Preference
We are susceptible to fluctuations in our business based upon consumer demand for our products. In addition, we cannot guarantee that increases in demand for our products associated with increases in the deployment of new technology will continue. We believe that our success depends on our ability to anticipate, gauge and respond to fluctuations in consumer preferences. However, it is impossible to predict with complete accuracy the occurrence and effect of fluctuations in consumer demand over a products life cycle. Moreover, we caution that any growth in revenues that we achieve may be transitory and should not be relied upon as an indication of future performance.
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
Dependence Upon Timely Product Introduction
Our ability to remain competitive in the wireless control and audio/video accessory products market will depend considerably upon our ability to successfully identify new product opportunities, as well as developing and introducing these products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful at developing and marketing new products or enhancing our existing products, or that these new or enhanced products will achieve consumer acceptance and, if achieved, will sustain that acceptance. In addition, there can be no assurance that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our financial condition, results of operations and cash flows.
In addition, the introduction of new products may require significant expenditures for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.
Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products, audio/video accessory products, and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Asia, South Africa, Australia, and Argentina currently representing our principal foreign markets.
During each of the first three quarters of 2005 and the year ended December 31, 2004, we had sales to one customer that amounted to more than ten percent of our net sales for the respective period. In addition, for the same periods, we had sales to a customer and its sub-contractors, that when combined, exceeded 10% of net sales for the respective period. The future loss of these customers or any key customer, either in the United States or abroad, due to their financial weakness, bankruptcy, or our inability to maintain order volume with these customers, may have an adverse effect on our financial condition, results of operations and cash flows.

SimpleDevices Inc.
On October 1, 2004, we acquired SimpleDevices Inc. for approximately $12.8 million in cash including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future, if certain financial objectives are achieved. SimpleDevices, based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. The success of SimpleDevices will depend upon a variety of factors including, (i) our ability to bring SimpleDevices’ products to market in a timely and cost effective manner; (ii) the market accepting SimpleDevices’ products and technology to the extent anticipated by us; (iii) our ability to integrate SimpleDevices’ products and business into our own product offerings and business in a cost effective manner; and (iv) our ability to control the overall costs associated with SimpleDevices in the manner we anticipate. The failure of any of these items could have a material effect on our financial condition, results of operations and cash flows.
We may enter into contracts to perform customization of our software on behalf of a customer, where the agreement’s terms allow an initial trial period, after which the customer has the option to purchase a license for the finished product at a contracted rate (also known as a “try and buy” agreement). There can be no assurance that these products will achieve customer acceptance. In addition, management may enter into contracts to provide a software product to a reseller for a nominal licensing fee, while making an optional premium upgrade available to the end user for an additional charge. It is impossible to predict with complete accuracy the occurrence and effect of fluctuations in consumer demand for these premium upgrades over a products life cycle.
Internal Investments
During 2004 we hired a small number of personnel to develop and market additional products that are part of the Nevo® platform family. In addition, outside resources were used, and will continue to be used, to develop these products. Furthermore, there is certain minimum inventory purchases associated with these products. Since software based media control products are an extension from our traditional business, there is greater financial risk associated with these products.
Competition
The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that our product offerings will be, and/or remain, competitive or that any strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve – in that sales of our products and technology may not occur or grow in the manner expected by us, and thus we may not recoup cost incurred in the research and development of these products as quickly as we expect or at all.
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
Leased Property
We lease all of the properties used in our business. During 2005, our lease for the property located in Cypress California will expire. We are currently negotiating a new or renewal lease, and we believe that a new or renewed lease will be entered into before the current lease expires, and that when entered into, the lease will be satisfactory for our needs and purposes. However, we can give no assurance that we will enter into the new or renewal lease, or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our financial condition, results of operations and cash flows.
Technology changes in wireless control
We currently derive substantial revenue from the sale of wireless remote controls based on infrared (IR) technology. Other control technologies exist or could be developed that could compete with IR. In addition, we develop and maintain our own database of IR and RF codes. There is a number of competing IR and RF libraries offered by companies that we compete with in the marketplace. The advantage that we may have compared to our competitors is difficult to measure. If other wireless control technology gains acceptance and starts to be integrated into home electronics devices currently controlled through our IR remote controllers, demand for our products may decrease, resulting in lower sales, earnings and cash flows.
Failure to Retain and Recruit Key Personnel Would Harm Our Ability to Grow and Meet Key Objectives.
Our ability to achieve growth in the future will depend, in part, on our success at retaining highly skilled engineering, managerial, sales, and marketing personnel. In addition, our corporate office, including our advance technology engineering group, is based in Southern California. The high cost of living in Southern California makes it difficult to attract talent from outside the region and may also put pressure on overall employment related expense. The inability to retain and attract qualified personnel in a timely manner, or the loss of any key personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2005 we did not sell any equity securities that were not registered under the Securities Act of 1934.
We have authority under the Credit Facility to acquire up to 1.5 million shares of our common stock in market purchases. Between the date of execution of the Credit Facility and September 30, 2005, we purchased 897,019 shares of our common stock leaving 602,981 remaining shares authorized for purchase under the credit facility. In 2005 we may continue to purchase shares of our common stock if we believe conditions are favorable. Purchase information for the quarter is set forth by month in the following table:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2005 – July 31, 2005	N/A	N/A	N/A	N/A
August 1, 2005 – August 31, 2005	N/A	N/A	N/A	N/A
September 1, 2005 – September 30, 2005	N/A	N/A	N/A	N/A

Total Q3 2005	N/A	N/A	N/A	N/A

Item 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Accounting Officer (principal financial officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bryan Hackworth, Chief Accounting Officer (principal financial officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	Universal Electronics Inc.

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