Form 10-K
period 2005-12-31
UNIVERSAL ELECTRONICS INC
filed 2006-03-16
CIK 101984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01 per share
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $218,472,184, based upon the closing sale price as reported on the NASDAQ National Market for that date.
As of March 13, 2006, 13,698,471 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2005 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2005.
Exhibit Index appears on page 76. This document contains 79 pages.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development or relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of this report, and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after the date of filing this report. We assume no obligation and do not intend to update these forward-looking statements.
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
Our operations are comprised of two reportable segments Core Business and SimpleDevices. Our Core Business reportable segment accounted for approximately 99% of our net sales for the twelve months ended December 31, 2005. We acquired our second reportable segment, SimpleDevices, on October 1, 2004.
Disaggregated financial results and assets by reportable segment can be found in Note 18 to the Consolidated Financial Statements in Item 8, incorporated herein by reference.
Additional information regarding UEI can be obtained at www.uei.com.
Core Business Segment
Overview
In our Core Business segment we have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems.
Principal Markets
The primary market segments in our Core Business include retail, private label, OEMs, custom installers, cable and satellite service providers and companies in the computing industry. We believe that our universal remote control database is capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices and home automation control modules worldwide.
Products and Services
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
We provide subscription broadcasters, namely cable operators and satellite service providers both domestically and internationally with our wireless control devices and integrated circuits, on which our software is embedded, to support the demand associated with the deployment of digital set-top boxes that contain the latest technology and features. We also sell our universal wireless control devices and integrated circuits, on which our software is embedded, to OEMs that manufacture cable converters and satellite receivers for resale with their products.
We continue to pursue further penetration of the more traditional consumer electronics/OEM markets. Customers in these markets generally package our wireless control devices for resale with their audio and video home entertainment products (e.g. TVs, DVD and CD players, VCRs, personal digital media recorders, etc.). We also sell customized chips, which include our software and/or customized software packages, to these customers. Growth in this line of business has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, multimedia and interactive internet applications, and the number of OEMs.
We also continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. We will continue to add new sales people, as required, to support anticipated sales growth in these markets over the next few years. In addition, we continue to improve on our development processes to increase cost savings and to provide more timely delivery of our products to our customers.
In the international retail markets, One For All® brand name products accounted for 25.4%, 32.1%, and 30.4% of our sales for the years ended December 31, 2005, 2004, and 2003, respectively. Throughout 2005, we continued our retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico and selected countries in Asia and Latin America.
By providing our wireless control technology in many forms, including finished products and microcontrollers on which our software is embedded, we can meet the needs of our customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate our technology.
Beginning in 1986 and continuing today, we have compiled an extensive library that covers nearly 246,000 individual device functions and over 2,700 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced audio and video devices. All such IR codes are captured from the original manufacturer’s remote control devices or written specifications to ensure the accuracy and integrity of the database.
Our proprietary software and know-how permit IR codes to be compressed before being loaded into our products. This provides significant cost and space efficiencies that enable us to include more codes and features in the memory space of the wireless control device than are included in the similarly priced products of our competitors.

With today’s rapidly changing technology, upgradeability ensures on-going compatibility with current and future devices. We have developed a patented technology that provides the capability to easily upgrade the memory of our wireless control devices by adding IR codes from our library that were not originally included. These upgrade features provide customers with the ability to upgrade our wireless devices remotely using a personal computer or telephone, and directly at the factory or service locations. These upgrade options utilize one-way or two-way communication to upgrade the wireless device’s codes or data depending on the requirements.
Each of our wireless control devices is designed to simplify the use of audio, video and other devices. To appeal to the mass market, the number of buttons is minimized to include only the most popular functions. Our remotes are also designed for ease of set-up. For most of our products, the consumer simply inputs a four-digit code for each video or audio device to be controlled. Another patented ease of use feature we offer in several of our products is our user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.
During 2005, we continued our product innovation by launching several new products based on our two technology platforms developed in 2002: Nevo®, an embedded solution that transforms any electronic display (such as a PDA) into a sophisticated and easy-to-use wireless home control and automation device; and Kameleon®, a display technology that provides ease of use by illuminating only the keys needed to control each entertainment device. We also expanded our line of audio and video accessories including digital antennas, signal boosters, television brackets, and audio and video cleaning products.
Wireless networking is one of today’s fastest growing trends. Combining our connectivity software and patent portfolio with Universal Plug-n-Play (“UPnP”) standards and the 802.11 wireless networking protocols, we developed our NevoSL® product line. NevoSL®, which began shipping during the second quarter of 2005, is a stand alone universal wireless controller that uses Wi-Fi to control the play back or viewing of MP3s, photos, and videos stored on a PC, through a media player attached to a home entertainment center. By utilizing the touch screen user interface, customers can select play lists, slide shows, or videos to be played via the media player from anywhere within the networks range. In addition, NevoSL® utilizes infrared technology to control virtually all infrared controlled consumer electronic devices, and can also be utilized to control wireless household appliances. NevoSL® supports the attainment of our strategic imperative to build our presence as a wireless control technology leader, enabling consumers to wirelessly connect, control, and interact within the ever-increasingly complex home.
Methods of Distribution and Customers
Over the past 18 years, we have developed a broad portfolio of patented technologies and the industry’s leading database of home connectivity software that we license to our customers, including many leading Fortune 500 companies. We have also developed a broad family of products including universal standard and touch screen remote controls, wireless keyboards, game controllers, antennas, and various audio/video accessories, as well as custom and customizable microcontrollers that include our library of IR codes, proprietary software, and digital media control software.
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
Outside the United States, we sell our wireless control devices and certain accessories under the One For All® and certain other brand names under private labels to retailers, and to other customers, through our international subsidiaries. Third party distributors are utilized in countries where we do not have subsidiaries. We also sell our products and/or license our proprietary technology to OEMs, cable operators and satellite service providers internationally.
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
For the years ended December 31, 2005 and 2004, our sales to Comcast Communications, Inc., represented 12.2% and 11.0% of our net sales, respectively. No other single customer accounted for 10% or more of our net sales in 2005 and 2004. However, DirecTV and its subcontractors together accounted for 16.6% and 10.4%of our net sales for the years ended December 31, 2005 and 2004, respectively.
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
SimpleDevices Segment Description
Overview
On October 1, 2004, we acquired SimpleDevices Inc. (“SimpleDevices”) for approximately $12.8 million in cash including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the future, if certain financial objectives are achieved.
SimpleDevices, based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems, cell phones and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.
Principal Markets
SimpleDevices’ primary market segments are OEMs operating in the consumer electronics, automobile, cellular phone, and subscription broadcasting industries.
Products and Services
To date, revenues earned by our SimpleDevices segment have consisted primarily of engineering services related to the development of hardware utilized by our customers to run the SimpleDevices’ software products and customizing our software to customers’ specific needs. We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase as these new products ship. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs. Key software products that we have developed include the following:
•	The SimpleWare UPnP Device Enabler-provides core UPnP implementation support, allowing OEMs to develop devices that interoperate with other devices on a network.
•	SimpleWare Media Server Software Development Kit - provides a Java content server solution that enables UPnP-compatible devices to communicate with the server to navigate the content directory and stream or download content. The SimpleWare Media Server can run on a variety of platforms, including network gateways, set top boxes and PCs to serve content to home media devices. In addition, the SimpleWare Media Server Software supports content enhancement applications designed for SimpleWare-powered devices, including content synchronization, scheduling and music metadata access.
•	The SimpleWare Connected Media Player Software Development Kit – Software that enables devices to connect to a home media server and playback stored audio and video content. The SimpleWare Connected Media Player SDK supports the emerging UPnP AV standard for connecting with media servers in the home. Supporting this standard means that the OEM device can interoperate with media servers running on PCs, routers, gateways and dedicated home media servers. Implementation of the software development kit also offers enhanced applications to improve the user experience.
•	SimpleCenter Software Application- provides a PC application for the management, control, and distribution of digital media – music, pictures, and movies. This includes a media manager plus a unified platform for connecting and synchronizing media to both home and mobile devices.
•	Automobile Digital Media Player Software Development Kit – A complete electrical and firmware design for a wireless Wi-Fi 802.11 digital media player for the automobile. When implemented the software enables the Automobile Digital Media Player to awake nightly (or at a scheduled time), discover online UPnP media servers, and download new content from the media server onto the onboard hard disc drive (“HDD”). Alternatively, users can remove the detachable HDD and connect it to a PC via USB cable. The SimpleWare device software then synchronizes new content between the PC and the HDD. Users can also record content from an attached DVD player. One-touch navigation allows users to jump quickly to an artist, album, or genre.
Methods of Distribution and Customers
We sell our services and license our software to OEMs operating in the consumer electronics, automobile, cellular phone, and subscription broadcasting industries for use in their products. Services are performed at SimpleDevices, in San Mateo, California. Licenses are delivered upon the transfer of a product master or on a per unit basis when the software is loaded onto the OEM’s device.
Raw Materials and Dependence on Suppliers
We utilize third-party manufacturers and suppliers primarily in Asia and the United States to produce our wireless control products. The number of third party manufacturers or suppliers that provided us in excess of 10% of our manufacturing services and/or components was one, two, and three for 2005, 2004 and 2003, respectively. In 2005, Computime provided 33.9% of our manufacturing services and components. In 2004, Computime and Samsung collectively provided 38.7% of our manufacturing services and components. In 2003, Computime, Jetta and Samsung collectively provided 45% of our manufacturing services and components.
As in the past, we continue to evaluate alternative and additional third-party manufacturers and sources of supply. During 2005, we continued to diversify our suppliers and maintain duplicate tooling for certain of our products. This has allowed us to stabilize our source for products and negotiate more favorable terms with our suppliers. In addition, where we can, we use standard parts and components, which are available from multiple sources. To continue to reduce our dependence on suppliers, we continue to seek additional sources of integrated circuit chips to help reduce the potential for manufacturing and shipping delays. In addition, we have included flash microcontroller technology in some of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed if necessary, thus potentially reducing excess or obsolete inventory exposure.
Patents, Trademarks and Copyrights
We own a number of United States and foreign patents related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. We had a total of 156 issued and pending patents at the end of 2005, an increase from 137 at the end of 2004. The remaining life of our patents range from approximately one to eighteen years. We have also obtained copyright registration and claim copyright protection for certain of our proprietary software and libraries of IR codes. Additionally, the names of most of our products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases, we have elected common law trade secret protection in lieu of obtaining such protection.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. This pattern is expected to continue and the impact will fluctuate as the sales mix varies between the consumer and business categories.
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—Notes to the Consolidated Financial Statements—Note 22 for further details regarding our quarterly results.
Competition
Our principal competitors in the international retail and private label markets for our wireless controls include Philips, Thomson, and Sony as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. The SimpleDevices’ SimpleWare product lines compete in part with those of Mediabolic, Digital 5, and Bridgeco. SimpleDevices’ SimpleCenter products compete with Microsoft, Real Networks, Apple and Musicmatch among others. In the subscription broadcasting business line, we compete with various distributors in the United States and several of the larger set-top manufacturers, including Motorola and Scientific-Atlanta. The NevoSL® product, which was released in the second quarter of 2005, competes in the custom electronics installation market against Crestron, AMX, RTI, Universal Remote Control, Philips, Logitec, and many others. We compete in our markets on the basis of product quality, product features, price, intellectual property, and customer and consumer support. We believe that we will need to continue to introduce new and innovative products to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives. Certain of our competitors have significantly larger financial, technical, marketing and manufacturing resources than we do, and there can be no assurance that we will remain competitive in the future.
Engineering, Research and Development
During 2005, our engineering efforts focused on modifying existing products and technologies to improve features, to lower costs, and to develop measures to protect our proprietary technology and general know-how. In addition, we continue to regularly update our library of IR codes to include IR codes for new features and devices introduced worldwide. We also continue to explore ways to improve our software to pre-program more codes into our memory chips and to simplify the upgrading of our wireless control products.
Also during 2005, our product development efforts focused on new and innovative wireless control and interface solutions resulting in the launch of new retail SKUs based on the Kameleon® interface technology. We also broadened our product portfolio with solutions that address emerging technology sectors like home media distribution and home automation. These advanced technology development efforts focused on both industry-based standards as well as specific universal extensions that maximize the end user experience utilizing a set of heterogeneous protocols and technologies that exist in the modern home today. This environment is driving the need for simplification of these new protocols and devices, since they were originally engineered and targeted towards the enterprise customer. We created the Nevo® product offerings to simplify and manage the end user’s experience interacting with devices in the home — devices that may be used for a decade or more, including traditional IR based devices, and the more complex TCP/IP consumer electronic devices utilizing both open and proprietary protocols.
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
Our expenditures on engineering, research and development by reportable segments were:

(in millions):	2005		2004		2003*
	Core	SDI	Core	SDI	Core	SDI
Research and Development	$6.2	$0.4	$5.7	$0.2	$4.7	$—
Engineering	3.4	1.7	2.9	0.4	1.7	—
Total Engineering, Research and Development	$9.6	$2.1	$8.6	$0.6	$6.4	$—

*   SimpleDevices was acquired on October 1, 2004, and therefore any engineering, research and development performed during 2003 are not reflected in the table above.
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damage or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and the restrictions to be imposed by similar legislation currently proposed in China.
We also could face significant costs and liabilities in connection with product take-back legislation. The European Union (the “EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”), although extensions were granted in some countries. Producers participating in the market became financially responsible for implementing their responsibilities under the WEEE Legislation beginning in August 2005.

Implementation in certain EU member states may be delayed into 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, and Japan.
We continue to work closely with our contract manufacturing base to move these manufacturers toward becoming Sony Green Partners and we already work with several certified Green Partners. Our goal is to provide a choice of three options to our customers: Sony Green compliant, Restriction of Hazardous Substances Directive compliant, and Non-Green. All Green production processes will be segregated physically from standard production processes to eliminate the possibility of contamination.
We believe we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2005, 2004 and 2003, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2005, we employed 329 employees, of whom 109 work in engineering and research and development, 57 in sales and marketing, 66 in consumer service and support, 35 in operations and warehousing and 62 are executive and administrative staff. None of our employees are subject to a collective bargaining agreement or represented by a union. We consider our employee relations to be good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2005, 2004 and 2003 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 18”.
Available Information
Our Internet address is www.uei.com. We make available free of charge through the website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports as soon as reasonably practical after we electronically file such reports with the Securities and Exchange Commission. These reports can be found on our website under the caption “SEC Filings” on the Investor page. Investors can also obtain copies of our SEC filings from the SEC website at www.sec.gov.
ITEM 1A. RISK FACTORS
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed elsewhere in this Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on us or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, automotive, and cellular industries not materializing or growing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
Dependence upon Key Suppliers
Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, from two main sources, Freescale and Samsung.
In addition, during 2005, one source, Computime, provided over ten percent (10%) of our component and finished product inventory purchases. Purchases from this significant supplier amounted to $35.5 million, or 33.9%, of total inventory purchases during 2005. Purchases with the same significant supplier amounted to $25.5 million, or 28.2%, of total inventory purchases in 2004.
We have identified alternative sources of supply for these integrated circuits, components, and finished goods, but there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.
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
We may from time to time increase our operating expenses to fund greater levels of research and development, sales and marketing activities, development of new distribution channels, improvements in our operational and financial systems and development of our customer support capabilities, and to support our efforts to comply with various government regulations. To the extent such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be adversely affected.
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
During the years ended December 31, 2005 and 2004, we had sales to one customer, Comcast, that amounted to more than 10% of our net sales for the respective periods. In addition, for the same periods, we had sales to DirecTV and its sub-contractors, that when combined, exceeded 10% of net sales. The future loss of these customers or any key customer, either in the United States or abroad, due to their financial weakness, bankruptcy, or our inability to maintain order volume with these customers, may have an adverse effect on our financial condition, results of operations and cash flows.
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
Internal Investments
During 2004 we hired a small number of personnel to develop and market additional products that are part of the Nevo® platform as well as products that are based on the Zigbee, Zensys and other radio frequency technology. Even after these hires, we continue to use outside resources to assist us in the development of these products. While we believe that such outside services should continue to be available to us, in the event that such outside services cease being available, the development of these products could be substantially delayed.
Competition
The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial and other resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that our product offerings will be, and/or remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve – in that sales of our products and technology may not occur or grow in the manner expected by us, and thus we may not recoup costs incurred in the research and development of these products as quickly as we expect or at all.
Patents, Trademarks, and Copyrights
The procedures by which we identify, document and file for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will be issued, or if issued, will deliver any lasting value to us. Because of the rapid innovation of products and technologies that is characteristic of our industry, there is no assurance that rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not offer protection on such products and associated intellectual property to the same extent that the U.S. legal system may offer.
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
Risks of Conducting Business Internationally
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
General Economic Conditions
General economic conditions, both domestic and international, have an impact on our business and financial results. The global economy remains uncertain. As a result, individuals and companies may delay or reduce expenditures. Weak global economic conditions and/or softness in the consumer, subscription broadcasting, and/or OEM channels could result in lower demand for our products, resulting in lower sales, earnings and cash flows.
Environmental Matters
Every year we learn of changes in the laws and regulations regarding our environment. With the recent passage of the European Union’s Restriction of Hazardous Substances Directive, and the restrictions to be imposed by similar legislation currently proposed in China, and the European Union’s Waste Electrical and Electronic Equipment Directive, we could face significant costs and liabilities in complying with these and new laws and regulations or enforcement policies that could have a material adverse effect upon our capital expenditures, earnings or financial condition.
Terrorism and Acts of War
Terrorism and acts of war (wherever occurring throughout the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenues, expenses and financial condition. We are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war.
Leased Property
We lease all of the properties used in our business. We can give no assurance that we will enter into new or renewal leases, or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our financial condition, results of operations and cash flows.

Technology changes in wireless control
We currently derive substantial revenue from the sale of wireless remote controls based on infrared (“IR”) technology. Other control technologies exist or could be developed that could compete with IR. In addition, we develop and maintain our own database of IR and RF codes. There are several competing IR and RF libraries offered by companies that we compete with in the marketplace. The advantage that we may have compared to our competitors is difficult to measure. If other wireless control technology gains acceptance and starts to be integrated into home electronics devices currently controlled through our IR remote controllers, demand for our products may decrease, resulting in decreased revenue, earnings and cash flow.
Failure to Recruit, Hire, and Retain Key Personnel Would Harm Our Ability to Grow and Meet Key Objectives.
Our ability to achieve growth in the future will depend, in part, on our success at recruiting, hiring, and retaining highly skilled engineering, managerial, sales, and marketing personnel. In addition, our corporate office, including our advance technology engineering group, is based in Southern California. The high cost of living in Southern California makes it difficult to attract talent from outside the region and may also put pressure on overall employment related expense. The inability to recruit, hire, and retain qualified personnel in a timely manner, or the loss of any key personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.
Credit Facility
Our current credit facility is set to expire in September 2006 and we are in discussions with our bank to extend this facility. Presently, we have no borrowings under this facility; however, we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will be extended and thus available to us in the event we need to borrow. If this or any credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which could have a material adverse effect on our earnings, cash flow and financial position.
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
In addition, we have an exposure to oil prices in two forms. The first is in the prices of the oil-based materials that we use in our products, which are primarily the plastics and other components that we include in our finished products. The second is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. We record freight-in as a cost of sales, and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.
Our Proprietary Technologies May Include Design or Performance Defects and May Not Achieve Their Intended Results
We produce highly complex products that incorporate leading-edge technology, including hardware, firmware, and software. Firmware and software may contain bugs that can unexpectedly interfere with operations. There can be no assurance that our testing programs will detect all defects in individual products or defects that could affect numerous shipments. The presence of defects may harm customer satisfaction, reduce sales opportunities, or increase returns. An inability to cure or repair a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, increased inventory costs, or product reengineering expenses, any of which could have a material impact on our revenues, margins and net income.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments as of the date of filing this Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Cypress, California. We utilize the following office and warehouse facilities:
Core Business Reportable Segment

		Square
Location	Purpose or Use	Feet	Status
Cypress, California	Corporate headquarters, warehouse, engineering, research and development	30,768	Leased, expires January 31, 2012

Twinsburg, Ohio	Consumer and customer call center	8,509	Leased, expires July 31, 2010

Enschede, Netherlands	International headquarters and call center	18,292	Leased, expires August 31, 2008
SimpleDevices Reportable Segment

		Square
Location	Purpose or Use	Feet	Status
San Mateo, California	SimpleDevices headquarters, engineering, research and development	9,000	Leased, expires July 31, 2008
In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 13” for additional information regarding our obligations under leases.

ITEM 3. LEGAL PROCEEDINGS
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”), One For All Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has appealed this decision and asked the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. In February 2006, the court denied our subsidiary’s request and it filed an appeal seeking to stay this judgment. The amount of this judgment was charged to operations during the second quarter of 2005 and is recorded as a liability as of December 31, 2005. With respect to the remaining matters before the court, the parties met with the court appointed expert in February 2006, and we expect the expert to finalize and file his pre-trial report to the court during the quarter ending June 30, 2006. We will continue to seek a settlement of all of these matters, but if settlement is not possible, each of the subsidiaries will continue to disagree with the allegations of the former distributor and will vigorously defended itself against the counterclaims.
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
On January 7, 2004, James D. Lyon, Trustee for the bankruptcy estate of Computrex, Inc. (“Trustee”) filed an action against us alleging that we received preferential treatment in connection with certain payments amounting to $528,000 made on our behalf by Computrex to our freight carriers. In addition to seeking a return of the alleged preferential payments, the Trustee has asked for costs, and pre- and post-judgment interest. We have not yet answered this complaint and will not need to do so as this action is currently in abeyance while the Trustee appeals an adverse ruling against it in another matter having facts similar to those in the Trustee’s action against us. In April 2005, an appellate court affirmed the ruling against the Trustee in this other matter. If and when we answer, we intend to deny all of the material allegations made against us and defend this matter vigorously and we will continue to pursue the proof of claim we filed in May 2002 in the amount of $106,000 with the Bankruptcy Court against the bankruptcy estate of Computrex seeking a return of freight charges paid to Computrex for which it failed to remit to our freight carriers.
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter was both probable and estimable, a loss contingency of $191,000 was recorded and still remains on the books at December 31, 2005.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.

No Tax Shelter Penalty
No tax shelter penalty was assessed against us or any of our subsidiaries by the Internal Revenue Service (“IRS”), in fiscal year 2005 or at any other time, in connection with any transaction deemed by the IRS to be abusive or to have a tax avoidance purpose.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.
Executive Officers of the Registrant*
The following table sets forth certain information concerning our executive officers as of March 16, 2006:

Name	Age	Position
Paul D. Arling	43	Chairman of the Board and Chief Executive Officer
Robert P. Lilleness	39	President and Chief Operating Officer
Paul J.M. Bennett	50	Senior Vice President, Managing Director, Europe
Richard A. Firehammer, Jr.	48	Senior Vice President, General Counsel and Secretary

*	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August of 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October of 2000 and appointed as Chairman in July 2001. At the 2005 Annual Meeting of Stockholders, Mr. Arling was re-elected as Chairman of the Company to serve until the 2006 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ National Market under the symbol UEIC. The closing price of our common stock as reported by the NASDAQ National Market on March 13, 2006 was $17.72. Our stockholders of record on March 13, 2006 numbered approximately 87. We have never paid cash dividends on our common stock, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business. In addition, the terms of our revolving credit facility limit our ability to pay cash dividends on our common stock. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 7.”
The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock, as reported on the NASDAQ National Market:

	2005		2004
	High	Low	High	Low
First Quarter	$18.54	$16.31	$13.33	$12.26
Second Quarter	17.76	15.35	17.94	12.60
Third Quarter	18.58	16.11	18.80	14.57
Fourth Quarter	18.69	16.07	19.43	16.60
Purchases of Equity Securities
The following table sets forth, for the periods indicated, our total stock repurchases, average price paid per share, and the maximum number of shares that may yet be purchased under our plans or programs:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet Be
			Publicly	Purchased
	Total Number of	Average	Announced	Under the
	Shares	Price Paid	Plans	Plans or
Period	Purchased	per Share	or Programs	Programs
1/1/05 - 1/31/05	99,654	$17.33	—	859,612
2/1/05 - 2/29/05	6,631	16.80	—	852,981
3/1/05 - 3/31/05	—	—	—	852,981
4/1/05 - 4/30/05	—	—	—	852,981
5/1/05 - 5/31/05	171,701	16.97	—	681,280
6/1/05 - 6/30/05	78,299	17.34	—	602,981
7/1/05 - 7/31/05	—	—	—	602,981
8/1/05 - 8/31/05	—	—	—	602,981
9/1/05 - 9/30/05	—	—	—	602,981
10/1/05 - 10/31/05	—	—	—	602,981
11/1/05 - 11/30/05	—	—	—	602,981
12/1/05 - 12/31/05	—	—	—	602,981

Total	356,285	$17.15	—

During the year ended December 31, 2003 our Board of Directors authorized the repurchase of 1.5 million shares of outstanding common stock under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans and also to return cash to stockholders. This program authorizes repurchases in the open market. We repurchased 356,285 shares during the year ended December 31, 2005. We did not repurchase any shares during the fourth quarter of 2005.
Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth below in response to Part II, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, under the caption “Equity Compensation Plan Information.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Year Ended December 31,
	2005	2004	2003	2002	2001
(in thousands, except per share data)
Net sales	$181,349	$158,380	$120,468	$103,891	$119,030
Operating income	$11,677	$13,540	$8,573	$6,981	$16,009
Net income	$9,701	$9,114	$6,267	$5,939	$11,286
Earnings per share:
Basic	$0.72	$0.67	$0.46	$0.43	$0.82
Diluted	$0.69	$0.65	$0.45	$0.42	$0.78
Shares used in calculating earnings per share:
Basic	13,462	13,567	13,703	13,790	13,844
Diluted	13,992	14,100	14,007	14,163	14,523
Gross margin	37.0%	38.9%	38.4%	40.1%	41.2%
Operating margin	6.4%	8.6%	7.1%	6.7%	13.4%
Selling, general, administrative, research and development expenses as a % of net sales	30.6%	30.3%	31.3%	33.4%	27.8%
Net income as a % of net sales	5.4%	5.8%	5.2%	5.7%	9.5%
Return on average assets	6.8%	6.8%	5.5%	6.1%	12.0%
Working capital	$77,201	$75,081	$82,191	$71,457	$67,422
Ratio of current assets to current liabilities	2.8	3.1	3.7	5.3	5.5
Total assets	$146,319	$140,400	$126,167	$100,016	$94,705
Cash and cash equivalents	$43,641	$42,472	$58,481	$18,064	$14,170
Short-term investments	—	—	—	$22,500	$20,100
Long-term debt	—	—	—	$41	$104
Stockholders’ equity	$103,292	$103,881	$95,171	$83,237	$79,702
Book value per share (a)	$7.63	$7.66	$6.89	$6.17	$5.78
Ratio of liabilities to liabilities and stockholders’ equity	29.4%	26.0%	24.6%	16.8%	15.8%

(a)	Book value per share is defined as stockholders’ equity divided by common shares issued, less treasury stock.
A factor that affected the comparability of information between 2002 and 2001 was our implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002, which requires that goodwill no longer be amortized. In addition, the comparability of 2005 and 2004 with prior years is affected by the acquisition of SimpleDevices Inc. in the fourth quarter of 2004 (See Note 21 to the consolidated financial statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We have developed a broad line of pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our channels of distribution include international retail, U.S. retail, private label, OEMs, cable and satellite service providers, CEDIA, and companies in the computing industry. We believe that our universal remote control database contains device codes that are capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive library that cover nearly 246,000 individual device functions and over 2,700 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
Beginning in 2002, we began selling our Nevo® 1.0 software embedded on our chip. Nevo 2.0® was launched in July of 2004. Both these products were featured on a series of Hewlett Packard Personal Digital Assistants (PDA), which reached their end of life during the third quarter of 2005. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named “NevoSL”® which we began to ship in the second quarter of the 2005. NevoSL® is a universal controller that delivers complete audio, visual and Wi-Fi digital media control for the networked home.
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. (“SimpleDevices”) for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the first quarter of 2007 if certain financial objectives are achieved. The performance-based payment has not been reflected as part of the purchase price as of December 31, 2005, since we believe that it is not probable that the performance metrics will be met.
The value we received from this acquisition relates primarily to SimpleDevices’ unique capabilities, as well as its complete and in-process technology. SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car. The company provides UPnP-compatible software to transform common home devices into “connected” devices — that is, devices that can find, control and share entertainment media across a home network. UPnP is an architecture for pervasive peer-to-peer network connectivity of intelligent appliances, wireless devices, and PCs of all form factors. It is designed to bring standards-based connectivity to ad-hoc or unmanaged networks whether in the home, in a small business, public spaces, or attached to the Internet. UPnP is a distributed, open networking architecture that leverages TCP/IP and the Web technologies to enable seamless proximity networking in addition to control and data transfer among networked devices in the home, office, and public spaces.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, and income taxes. Actual results may differ from the estimates, and these estimates may be adjusted as more information becomes available and any adjustment could be significant.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition. We recognize revenue on the sale of products when delivery has occurred, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded. We have no obligations after delivery of our products other than the associated warranties.
When a sales arrangement contains multiple elements, such as software products, licenses and/or services, we allocate revenue to each element based on its relative fair value. The fair values for the multiple elements are determined based on vendor specific objective evidence (“VSOE”), or the price charged when the element is sold separately. The residual method is utilized when VSOE exists for all the undelivered elements, but not for the delivered element. This is performed by allocating revenue to the undelivered elements (that have VSOE) and the residual revenue to the delivered elements. When the fair value for an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.
We account for revenue under software licensing arrangements involving significant production, modification or customization of software in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method. When applying the percentage-of-completion method, we rely on estimates of total expected contract revenue and labor hours. We follow this method because reasonably dependable estimates of the revenue and labor applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions to revenue and profit estimates are charged to income in the period in which the facts that give rise to the revision become known, and losses are accrued when identified.
Accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make their required payments. Specifically, we analyze historical bad debts, customer credit profiles, current economic trends and changes in customer payment behavior when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.
Inventories. Our inventories consist of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts (including integrated circuits) and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. New product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence and unmarketable inventory equal to the difference between the inventory’s cost and its estimated market value based upon our best estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Business Combinations. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets and the liabilities assumed, as well as in-process research and development (“IPR&D”), based on their estimated fair values. The total purchase price of SimpleDevices, which was approximately $12.8 million, including direct acquisition costs, has been allocated to the net assets acquired based on estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer contracts, developed and core technology and trade names.
Critical estimates in valuing certain intangible assets include but are not limited to:
•	future free cash flow from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents;

•	expected costs to develop IPR&D into commercially viable products and cash flows from the products once they are completed;

•	brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and

•	discount rates utilized in discounted cash flow models.
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Valuation of long-lived assets and intangible assets. We assess long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger an impairment review if significant include the following:
•	underperformance relative to historical or projected future operating results;

•	changes in the manner of use of the assets;

•	changes in the strategy of our overall business;

•	negative industry or economic trends;

•	a decline in our stock price for a sustained period; and

•	a variance between our market capitalization relative to net book value.
When we determine that the carrying value of a long-lived asset or an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment we perform an impairment review. If the carrying value of the asset is larger than the undiscounted cash flows, the asset is impaired. We measure an impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In assessing the recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.
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
When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.

To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.
The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
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
We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions and the amount of deferred taxes that are ultimately realizable.
The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, we provide for deferred tax liabilities when we believe such liabilities are probable. Actual results could differ from our estimates.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.0	61.1	61.6

Gross profit	37.0	38.9	38.4
Research and development expenses	3.6	3.7	3.9
Selling, general and administrative expenses	27.0	26.6	27.4

Operating income	6.4	8.6	7.1
Interest income	0.5	0.5	0.5
Other income (expense), net	1.2	(0.4)	0.3

Income before income taxes	8.1	8.7	7.9
Provision for income taxes	2.7	2.9	2.7

Net income	5.4%	5.8%	5.2%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Consolidated
Net sales for the year ended December 31, 2005 were $181.3 million, an increase of 15% compared to $158.4 million for the same period last year. Net income for 2005 was $9.7 million or $0.72 per share

(basic) and $0.69 per share (diluted) compared to $9.1 million or $0.67 per share (basic) and $0.65 per share (diluted) for 2004.

	2005		2004
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$126.2	69.6%	$97.6	61.6%
Consumer	55.1	30.4%	60.8	38.4%

Total net sales	$181.3	100.0%	$158.4	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 70% of net sales for 2005 compared to 62% for 2004. Net sales in our business lines for 2005 increased by 29% to $126.2 million from $97.6 million in 2004. This increase in sales resulted primarily from an increase in the volume of remote control sales, which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). Royalty revenue (revenue earned through licensing of intellectual property) recognized in 2005 attributable to agreements signed in the fourth quarter of 2004 of $1.5 million and the acquisition of SimpleDevices also contributed to the increase in net sales. The acquisition of SimpleDevices added net sales of $0.7 million and 1% to the Business category net sales growth. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. As a result, we expect Business category revenue to range between $150 – $160 million in 2006.
Net sales in our Consumer lines (One For All® international retail, private label, custom installers, and direct import) were approximately 30% of net sales for 2005 compared to 38% for 2004. Net sales in our consumer lines for 2005 decreased by 9% to $55.1 million, from $60.8 million in 2004. The decrease in sales resulted primarily from a decrease in European retail sales, which were down 11% to $43.0 million in 2005 from $47.6 million in 2004. This decrease was primarily attributable to lower volumes in the U.K. market and the weakening of both the Euro and the British Pound compared to the U.S. Dollar. The impact of the weakening currencies resulted in a decrease in net sales of approximately $0.6 million. Excluding the negative foreign exchange impact, European retail sales decreased $4.0 million compared to 2004. Private label sales decreased by 41% to $4.0 million in 2005 from $6.8 million in 2004. This was due to a decline in the volume of Kameleon® sales. Kameleon® sales declined during 2005 compared to 2004 as a result of fewer new product introductions. United States direct import licensing and product revenues for 2005 decreased by 21% to $2.5 million from $3.2 million in 2004 due to a decline in the volume of Kameleon® sales. Partially offsetting these decreases was our entry into the CEDIA market, in the second quarter of 2005. This added net sales of $2.5 million and 5% to the Consumer category net sales growth as compared to 2004. We expect Consumer category revenue to range between $55 — $65 million in 2006.
Gross profit for 2005 was $67.1 million compared to $61.6 million for 2004. Gross profit as a percent of sales for 2005 was 37.0% compared to 38.9% for 2004. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, representing a larger percentage of our total business. The impact of this change in mix was a 1.8% reduction in the gross profit rate. Gross profit was also negatively impacted by an additional $1.9 million of freight expense recorded in 2005 as compared to 2004. A portion of this increase in freight relates to sales volume; however, the majority of the increase is due to a change in rate. In 2005, there was an increase in the percentage of units that were shipped by air versus ocean as well as a mix shift towards subscription broadcast sales. Freight contributed to a 0.8% reduction in the gross profit rate. Duties increased $0.6 million, as a larger percentage of units were imported. The increase in duty expense contributed to a 0.3% reduction in the gross profit rate. Gross profit was also negatively impacted by the weakening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in a decrease in gross profit of approximately $0.6 million and a reduction of 0.2% in the gross profit rate. All other product costs, which include warranty expense, quality assurance expense, and component costs, increased $0.7 million and reduced the gross profit rate by 0.4%. Partially offsetting these decreases in the gross profit rate was a reduction in inventory scrap expense of $1.1 million. This reduction added 0.9% to the gross profit rate. In addition, royalty expense declined $0.7 million due to the decline in the volume of Kameleon® sales, which added 0.7% to the gross profit rate.
Research and development expenses increased 12% from $5.9 million in 2004 to $6.6 million in 2005. The increase is related to our continued expansion of the Nevo® platform and development efforts taking place at SimpleDevices. Partially offsetting these increases was a reduction in the development of audio-video accessories for sale in our retail channel. We expect research and development expense to remain near current levels for the full year 2006.
Selling, general and administrative expenses increased 16% from $42.2 million in 2004 to $48.9 million in 2005. Approximately $2.8 million of this increase was attributable to the acquisition of SimpleDevices, $2.0 million to payroll and benefits, $1.9 million to bad debt expense, which included a $1.6 million reserve for a receivable due from a former European distributor, $1.2 million to delivery and freight costs caused by the increase in volume, $0.7 million to increased tax and audit fees, $0.6 million to sales commissions, $0.5 million to travel, $0.3 million to trade shows, $0.3 million to temporary clerical and warehouse staff, and $0.6 million to all other selling, general, and administrative costs. These items were partially offset by lower employee bonus expense, which decreased by $2.8 million, temporary professional staff, which decreased by $0.9 million, outside legal fees, which decreased by $0.4 million, and employment and recruiting costs, which decreased $0.3 million. We expect that selling, general, and administrative expenses will range from $55 to $59 million for the full year 2006.
In 2005, we recorded $0.8 million of interest income compared to $0.7 million for 2004. This increase is due to higher money market rates. Net interest income will be approximately $1.0 million in 2006.
In 2005, other income, net was $2.2 million as compared to $0.5 million of other expense, net for 2004. Approximately $2.1 million of other income in 2005 resulted from foreign currency transaction gains reflecting the strengthening of the US Dollar. The results for 2004 included foreign currency exchange losses of $0.2 million. An additional $0.4 million of other expense in 2004 was the result of our write-down of an investment in a private company.
We recorded income tax expense of $5.0 million in 2005 compared to $4.6 million in 2004. Our effective tax rate was 33.9% in 2005, and 33.6% in 2004. We estimate that our effective tax rate will range between 34.0% and 36.0% for the full year 2006 (see Note 16 to the consolidated financial statements).
SimpleDevices
SimpleDevices recorded net sales of $1.5 million and a pretax loss of $4.0 million in 2005. Sales consisted primarily of engineering services related to the development of hardware utilized by SimpleDevices’ customers to run the SimplePlatforms software. In addition, SimpleDevices also generated revenue by customizing its software products to customer’s specific needs. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results. The results of SimpleDevices have been included since the date of acquisition and are described below.
Gross profit was $0.1 million, or 6.4% of sales.
Research and development expenses were $0.4 million, which consisted primarily of internal and external development efforts related to SimpleDevices’ core software product.
Selling, general and administrative expenses were $3.7 million, which consisted primarily of engineering payroll and benefits costs as well as outside product development costs.
We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percent of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percent of net sales will increase as this shift occurs.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Consolidated
Net sales for the year ended December 31, 2004 were $158.4 million, an increase of 31% compared to $120.5 million for the year ended December 31, 2003. Net income for 2004 was $9.1 million or $0.67 per share (basic) and $0.65 per share (diluted) compared to $6.3 million or $0.46 per share (basic) and $0.45 per share (diluted) for 2003.

	2004		2003
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$97.6	61.6%	$69.7	57.8%
Consumer	60.8	38.4%	50.8	42.2%

Total net sales	$158.4	100.0%	$120.5	100.0%

Net sales in our business lines (subscription broadcasting, OEM, and computing companies) were approximately 62% of net sales for 2004 compared to 58% for 2003. Net sales in our business lines for 2004 increased by 40% to $97.6 million from $69.7 million in 2003. Net sales to subscription broadcasting service providers and OEMs for 2004 increased by 40% to $96.6 million from $68.9 million in 2003. The increase in sales resulted from an increase in the volume of remote control sales, which was partially offset by lower prices. The increase in volume was attributable to the continued deployment of advanced function set-top boxes by the service operators. These advanced functions include personal video recording (“PVR”), video-on-demand (“VOD”), and high definition (“HD”) television.
Net sales in our consumer lines (One For All® international retail, private label, and direct import) accounted for approximately 38% of net sales for 2004 compared to 42% for 2003. Our net sales for 2004 from our consumer lines were $60.8 million, an increase of 20% from net sales of $50.8 million in 2003. Of this increase, the One For All® international retail sales for 2004 increased by 39% to $50.8 million from $36.6 million in 2003. About $4.5 million of this increase was related to favorable foreign exchange rate movements, as both the Euro and British Pound strengthened compared to the U.S. Dollar. The remaining improvement in international retail sales was due to an increase in sales of our Sky-branded digital accessories, One For All® remote controls, and audio-video accessories. Private label sales for 2004 decreased by 27% to $6.8 million from $9.3 million in 2003 due to a decline in the volume of Kameleon® sales. United States direct import licensing and product revenues for 2004 decreased by 33% to $3.2 million from $4.8 million in 2003 due to a decline in the volume of Kameleon® sales.
Gross profit for 2004 was $61.6 million compared to $46.3 million for 2003. Gross profit as a percent of sales for 2004 was 38.9% compared to 38.4% for 2003. The increase was primarily attributable to the strengthening of the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase of approximately $4.1 million profit and added 1.5% to the gross profit rate. This increase was partially offset by increased inventory write-downs of $0.9 million which contributed to a 0.5% reduction in the gross profit rate. In addition, the increase in gross profit rate was partially offset by OEM sales, which generally have a lower gross profit rate, being a larger percentage of our total business.
Research and development expenses increased 25% from $4.7 million in 2003 to $5.9 million in 2004. The increase was related to our continued expansion of the Nevo® platform, and the development of audio-video accessories for sale in our retail channel. In addition, IPR&D of $0.2 million related to the SimpleDevices acquisition was expensed in the fourth quarter of 2004.
Selling, general and administrative expenses increased 28% from $33.0 million in 2003 to $42.2 million in 2004. Approximately $2.3 million of this increase was attributable to Sarbanes-Oxley compliance efforts, $1.7 million to appreciation of the Euro relative to the U.S. Dollar, $1.5 million to increased performance-

based employee bonuses, $0.9 million to the acquisition of SimpleDevices, $0.8 million to freight costs, and $0.7 million to non-Sarbanes-Oxley related professional services costs.
In 2004, we recorded $0.7 million of interest income compared to $0.6 million for 2003. This increase was due to higher money market rates in Europe, an investment in a certificate of deposit, and a higher average cash balance.
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
SimpleDevices, Inc. Transaction
We accounted for the acquisition of SimpleDevices by the purchase method of accounting. As a result, we allocated the purchase price of the acquisition based on the fair value of the assets acquired and the liabilities assumed. Significant portions of the SimpleDevices purchase price were identified as intangible assets. We employed valuation techniques which reflected guidance from the American Institute of Certified Public Accountants’ Practice Aid Series entitled “Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” on approaches and procedures to be followed in developing allocations to acquired IPR&D.
The final purchase price allocation included our identification of $240 thousand of IPR&D. This allocation represented the estimated fair value, based upon risk-adjusted cash flows, of SimpleDevices’ IPR&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the IPR&D had no alternative future uses. Accordingly, we expensed these costs as research and development in the quarter ended December 31, 2004. The remaining SimpleDevices purchase premium was allocated to identifiable intangibles, which are being amortized over various periods ranging from 5 to 10 years, as well as goodwill.
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
Selling, general and administrative expenses were $0.6 million, which consisted primarily of engineering payroll and benefits costs.

Liquidity and Capital Resources
(In thousands)

	Year Ended		Year Ended		Year Ended
	December 31,	Increase	December 31,	Increase	December 31,
	2005	(decrease)	2004	(decrease)	2003
Cash provided by operating activities	$14,129	$10,138	$3,991	$(15,254)	$19,245
Cash (used) provided by investing activities	(4,037)	12,521	(16,558)	(35,740)	19,182
Cash (used) provided by financing activities	(3,246)	1,564	(4,810)	(7,148)	2,338
Effect of exchange rate changes	(5,677)	(7,045)	1,368	1,716	(348)

		Increase
	December 31, 2005	(decrease)	December 31, 2004
Cash and cash equivalents	$43,641	$1,169	$42,472
Working capital	77,201	2,120	75,081
Cash provided by operating activities
Our principal sources of funds are from operations. Cash provided by operating activities for 2005 was $14.1 million, compared to $4.0 million and $19.2 million during 2004 and 2003, respectively. The increase in cash flow from operations in 2005 compared to 2004 is primarily due to lower income tax payments in 2005, increased cash collections resulting from higher net sales offset partially by an increase in our days sales outstanding (“DSO”) and accounts payable & accrued expenses increasing by a greater amount in 2005 versus 2004.
There were certain operating factors that affected our liquidity during 2005, which we expect will continue to affect our liquidity in the future. One factor was the extension of payment terms with two of our major customers from 30 to 60 days and 90 to 120 days, respectively. These payment term extensions resulted in an increase in our DSO from 67.5 days at December 31, 2004 to 76.4 days at December 31, 2005. In addition, our liquidity was also affected by a planned increase in our inventory balance. We increased our inventory balances as a result of our strategy to lower the amount of products that are air shipped. During 2005, there was increased demand for advanced function set-top boxes that include features such as DVRs, PVRs and HDTV. This shift drove a corresponding increase in demand from our subscription broadcast customers for our remote controls that interact with these advanced set top boxes. Through the first two quarters of 2005, we did not have enough inventory on hand to meet this demand. As a result, we were forced to air ship a significant amount of orders to maintain our customer service level. In order to alleviate the higher costs related to air shipments, we increased our inventory levels. We believe that the cost savings from shipping via ocean freight versus air will be greater than the additional carrying cost of the increase in inventory. Our net inventory turns were 4.6 turns at December 31, 2005, down from 5.3 turns at December 31, 2004.
Cash (used) provided by investing and financing activities
Cash used for investing activities during 2005 was $4.0 million as compared to $16.6 million and cash provided of $19.2 million during 2004 and 2003, respectively. The decrease in cash used for investing activities in 2005 compared to 2004 was primarily caused by the purchase of SimpleDevices in 2004 for $12.8 million.
Capital expenditures in 2005, 2004, and 2003 were $3.1 million, $2.7 million, and $2.5 million, respectively. Capital expenditures relate primarily to acquiring product tooling each year. We are currently evaluating our existing and future information system requirements, and may make a significant investment to upgrade our systems in 2006.
On September 15, 2003, we entered into a three-year $15.0 million unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”). This Credit Facility expires in September 2006, and we are currently involved in negotiations to extend this facility. Under the Credit Facility with Comerica, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2005 using the LIBOR Rate option plus a fixed margin of 1.25% was 5.64%. We pay a commitment fee ranging from zero to a maximum of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year net income to be paid within 90 days of the prior year-end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under this Credit Facility are reduced by outstanding import letters of credit. As of December 31, 2005, we had no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of December 31, 2005, we are in compliance with all financial covenants required by the Credit Facility.
Cash used for financing activities during 2005 was $3.2 million as compared to $4.8 million and cash provided of $2.3 million during 2004 and 2003, respectively. Proceeds from stock option exercises were $2.9 million during 2005, compared to proceeds of $1.9 million and $3.3 million during 2004 and 2003, respectively. We purchased 356,285 shares of our common stock at a cost of $6.1 million during 2005, compared to 494,998 and 84,437 shares at a cost of $6.7 and $1.0 million during 2004 and 2003, respectively. We hold these shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. We have authority under the Credit Facility to acquire up to 1.5 million shares of our common stock in market purchases. Between the date the Credit Facility was executed and December 31, 2005, we purchased 897,019 shares of our common stock leaving 602,981 remaining shares authorized for purchase. During 2006 we may continue to purchase shares of our common stock if we believe conditions are favorable.
Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2005, we had $77.2 million of working capital as compared to $75.1 at December 31, 2004. The increase in working capital during these periods is principally due to higher accounts receivable and inventory balances at December 31, 2005 compared to December 31, 2004.
The following table summarizes our contractual obligations at December 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

			Payments Due by Period
(In thousands)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 year	Years	years	5 years
Operating Lease Obligations	$5,118	$1,455	$2,324	$912	$427
Purchase Obligations	1,503	480	1,023	—	—

Total	$6,621	$1,935	$3,347	$912	$427

At December 31, 2005, we did not have any bank guarantees that provide for the bank to make payment on our behalf in the event of our non-payment for transactions with suppliers in the ordinary course of business.
It is our policy to carefully monitor the state of our business, cash requirements, and capital structure. We believe that funds generated from our operations and available from our credit facility will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2006; however, there can be no assurance that such funds will be adequate for that purpose.

New Accounting Pronouncements
FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP 109-1”), gives guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to the provision within the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. FSP 109-1 states that an enterprise should account for the deduction as a special deduction in accordance with Statement 109. In addition, FSP 109-1 requires that the special deduction be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by paragraph 232 of Statement 109. We are currently evaluating the effect that the adoption of FSP 109-1 will have on our consolidated results of operations and financial condition but do not expect it will have a material impact.
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
In December 2004, the FASB issued SFAS 123R, “Share Based Payments.” SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. SFAS 123R, and its related implementation guidance, will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.
We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified-prospective and modified-retrospective adoption options. Under the modified-retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period of adoption.
We plan to apply the modified prospective transition method, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning the first quarter of 2006. We have chosen the Black-Scholes valuation model to value stock-based compensation utilizing an expected volatility estimated using the historical method. Unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123R, that we expect to record during 2006 is approximately $2.7 million before income taxes. This estimate excludes the effect of additional expense related to new awards that may be granted during 2006.
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
Outlook
Our focus is to build technology and products that make the consumers’ interaction with devices and content within the home easier and more enjoyable. The pace of change in the home is increasing. The growth of new devices, such as DVD players, PVR/DVR technologies and home theater solutions, to name only a few, has transformed control of the home entertainment center into a complex challenge for the consumer. The more recent introduction and projected growth of digital media technologies in consumers’ lives will further increase this complexity. We have set out to create the interface for the connected home, building a bridge between the home devices of today and the networked home of the future. We intend to invest in new products and technology, particularly in the connected home space, which will expand our business beyond the control of devices to the control of and access to content, such as digital media, to enrich the entertainment experience.
We will continue enhancing our leadership position in our core business by developing custom products for our subscription broadcasting, OEM, retail, and computing customers, growing our capture expertise in infrared technology and radio frequency standards, adding to our portfolio of patented or patent pending technologies and developing new platform products. We are also developing new ways to enhance remote controls and other accessory products.
During 2006, we will continue to develop new products featuring our Kameleon® interface technology, a display technology that provides ease of use by illuminating only the keys needed to control each entertainment device. We are continuing development of our Nevo® technology, an embedded solution that transforms an electronic display into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0® was launched in July of 2004 as a feature on a series of HP’s handheld devices, which reached its end of life during the third quarter of 2005. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named “NevoSL”® which we began to ship in the second quarter of 2005. This product is designed for use in the home. In addition, we are working on product line extensions to our One For All® audio/video accessories which include digital antennas, signal boosters, television brackets and A/V cleaning products.
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
Through SimpleDevices, we continued developing software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging and in 2006 we look to build relationships with our customers in this category.
In 2006, we will continue to evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines as well as in the networked home marketplace. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At December 31, 2005, we had no borrowings on our credit facility. The interest rate in effect on the credit facility as of December 31, 2005 using the LIBOR Rate option plus a fixed margin of 1.25% was 5.64%. This credit facility will expire in September 2006 and we are currently negotiating to extend this credit facility.
At December 31, 2005 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina and Spain. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar, and in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes.
The value of our net balance sheet positions held in foreign currency can also be impacted by fluctuating exchange rates, as can the value of the income generated by our European subsidiaries. It is difficult to estimate the impact of fluctuations on reported income, as it depends on the opening and closing rates, the average net balance sheet positions held in a foreign currency and the amount of income generated in local currency. We routinely forecast what these balance sheet positions and income generated in local currency may be, and we take steps to minimize exposure as we deem appropriate.
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at December 31, 2005, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from December 31, 2005, first quarter net income and cash flows would fluctuate by approximately $0.3 million and $4.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics, Inc.
We have audited the accompanying consolidated balance sheet of Universal Electronics, Inc. as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Electronics, Inc. as of December 31, 2005, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Electronics, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Irvine, California
March 10, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Universal Electronics Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004, present fairly, in all material respects, the financial position of Universal Electronics Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, CA
March 16, 2005

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$43,641	$42,472
Accounts receivable, net	41,861	38,758
Inventories, net	26,708	23,862
Prepaid expenses and other current assets	3,841	2,027
Income tax receivable	903	1,158
Deferred income taxes	2,971	3,216

Total current assets	119,925	111,493
Equipment, furniture and fixtures, net	4,352	3,732
Goodwill	10,431	10,655
Intangible assets, net	6,007	6,550
Other assets	403	2,935
Deferred income taxes	5,201	5,035

Total assets	$146,319	$140,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,731	$17,559
Accrued income taxes	7,551	4,267
Accrued compensation	2,766	5,914
Other accrued expenses	9,676	8,672

Total current liabilities	42,724	36,412
Long term liabilities:
Deferred income taxes	74	107
Deferred Revenue	229	—

Total liabilities	43,027	36,519

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,963,748 and 16,642,743 shares issued at December 31, 2005 and 2004, respectively	169	167
Paid-in capital	83,220	78,872
Accumulated other comprehensive (loss) income	(5,265)	3,571
Retained earnings	54,994	45,293
Deferred stock-based compensation	(163)	(169)

	132,955	127,734
Less cost of common stock in treasury, 3,420,876 and 3,084,591 shares at December 31, 2005 and 2004, respectively	(29,663)	(23,853)

Total stockholders’ equity	103,292	103,881

Total liabilities and stockholders’ equity	$146,319	$140,400

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$181,349	$158,380	$120,468

Cost of sales	114,222	96,800	74,168

Gross profit	67,127	61,580	46,300

Research and development expenses	6,580	5,865	4,700

Selling, general and administrative expenses	48,870	42,175	33,026

Operating income	11,677	13,540	8,574

Interest income	845	723	583

Other income (expense), net	2,152	(540)	338

Income before provision for income taxes	14,674	13,723	9,495

Provision for income taxes	4,973	4,609	3,228

Net income	$9,701	$9,114	$6,267

Earnings per share:

Basic	$0.72	$0.67	$0.46

Diluted	$0.69	$0.65	$0.45

Shares used in computing earnings per share:

Basic	13,462	13,567	13,703

Diluted	13,992	14,100	14,007

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Common Stock			Other		Deferred
	Issued		in Treasury		Paid-in	Comprehensive	Retained	Stock-Based		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Compensation	Totals	Income

Balance at December 31, 2002	16,001	$160	(2,521)	$(16,270)	$71,322	$(1,740)	$29,912	$(147)	$83,237

Comprehensive income:
Net income							6,267			6,267
Currency translation adjustment						2,038				2,038

Total comprehensive income										8,305

Shares issued for retirement plan	33	1			360				361
Purchase of treasury shares			(85)	(963)					(963)
Stock options exercised	371	3			3,339				3,342
Shares issued to Directors			7					105	105
Stock-based compensation					341				341
Tax benefit from exercise of non-qualified stock options					443				443

Balance at December 31, 2003	16,405	164	(2,599)	(17,233)	75,805	298	36,179	(42)	95,171

Comprehensive income:
Net income							9,114			9,114
Currency translation adjustment						3,273				3,273

Total comprehensive income										12,387

Shares issued for retirement plan	29	1			430				431
Purchase of treasury shares			(495)	(6,696)					(6,696)
Stock options exercised	209	2			1,883				1,885
Restricted stock grants					349			(349)	—
Shares issued to Directors			9	76	(76)				—
Stock-based compensation								222	222
Tax benefit from exercise of non-qualified stock options					481				481

Balance at December 31, 2004	16,643	167	(3,085)	(23,853)	78,872	3,571	45,293	(169)	103,881

Comprehensive income:
Net income							9,701			9,701
Currency translation adjustment						(8,836)				(8,836)

Total comprehensive income										865

Shares issued for retirement plan	31				533				533
Purchase of treasury shares			(356)	(6,110)					(6,110)
Stock options exercised	290	2			2,862				2,864
Restricted stock grants					326			(326)	—
Shares issued to Directors			20	300	(300)				—
Stock-based compensation					74			332	406
Tax benefit from exercise of non-qualified stock options					853				853

Balance at December 31, 2005	16,964	$169	(3,421)	$(29,663)	$83,220	$(5,265)	$54,994	$(163)	$103,292

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash provided by operating activities:
Net income	$9,701	$9,114	$6,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,702	3,093	3,358
Provision for doubtful accounts	2,121	161	392
Provision for inventory write-downs	2,735	3,788	2,890
Deferred income taxes	(130)	349	(849)
Tax benefit from exercise of stock options	853	481	443
Shares issued for employee benefit plan	533	431	360
Employee and Director stock-based compensation	406	222	446
Loss on disposal of fixed assets	—	192	—
Write-off of in-process R&D	—	240	—
Write down of investment in private company	3	357	—
Other	—	—	(3)
Changes in operating assets and liabilities (net of acquisition in 2004):
Accounts receivable	(6,966)	(6,386)	(1,145)
Inventory	(7,128)	(7,311)	(6,230)
Prepaid expenses and other assets	(1,207)	(2,490)	(657)
Accounts payable and accrued expenses	5,416	2,329	11,006
Accrued income and other taxes	4,090	(579)	2,967

Net cash provided by operating activities	14,129	3,991	19,245

Cash (used for) provided by investing activities:
Acquisition of equipment, furniture and fixtures	(3,137)	(2,657)	(2,470)
Payments for business acquired, net of cash acquired	—	(12,754)	—
Acquisition of intangible assets	(900)	(1,147)	(848)
Purchases of short-term investments	—	—	(22,000)
Sale of short-term investments	—	—	44,500

Net cash (used for) provided by investing activities	(4,037)	(16,558)	19,182

Cash (used for) provided by financing activities:
Proceeds from stock options exercised	2,864	1,885	3,343
Treasury stock purchased	(6,110)	(6,695)	(963)
Payments on note payable	—	—	(42)

Net cash (used for) provided by financing activities	(3,246)	(4,810)	2,338
Effect of exchange rate changes on cash	(5,677)	1,368	(348)

Net increase (decrease) in cash and cash equivalents	1,169	(16,009)	40,417
Cash and cash equivalents at beginning of year	42,472	58,481	18,064

Cash and cash equivalents at end of year	$43,641	$42,472	$58,481

Supplemental Cash Flow Information — Income taxes paid were $0.3 million, $4.5 million, and $1.1 million in 2005, 2004 and 2003, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Supplemental schedule of non-cash investing activities:
In 2004 we purchased over 99% of the outstanding shares of SimpleDevices, Inc. for $12.8 million, net of cash acquired (See Note 21 to the consolidated financial statements). In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$13,613
Cash paid for capital stock, net	12,761

Liabilities assumed	$852

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business
Universal Electronics Inc., based in Southern California, has developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home environment. Our primary markets include retail, private label, original equipment manufacturers (“OEMs”), custom installers, cable and satellite service providers, and companies in the personal computing industry. Over the past 18 years, we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies. In addition, we sell our universal wireless control products and other audio/visual accessories through our European headquarters in The Netherlands, and to distributors and retailers in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico, and selected countries in Asia and Latin America under the One For All® brand name.
As used herein, the terms “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All the intercompany accounts and significant transactions have been eliminated in the consolidated financial statements. Between October 1 and December 31, 2004, we acquired the outstanding shares of SimpleDevices Inc. The results of SimpleDevices’ operations have been included in the consolidated financial statements since the date of acquisition (See Note 21 to the consolidated financial statements).
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and judgments. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combinations, purchase price allocations, review for impairment of long-lived assets, intangible assets and goodwill, contingencies, and income taxes. These estimates may be adjusted as additional information becomes available and any adjustment could be significant.
Revenue Recognition
We recognize revenue on the sale of products when delivery has occurred, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded. We have no obligations after the delivery of our products other than the associated warranties (See Note 20 to the consolidated financial statements).
We generate service revenue as a result of providing consumer support programs to some of our customers through our call centers. These service revenues are recognized when performed, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We also license our intellectual property (including our patented technologies) trade secrets, trademarks, and database of infrared codes. We record license revenue when our customers ship products incorporating our intellectual property, persuasive evidence of an arrangement exist, the sales price is fixed or determinable, and collectibility is reasonably assured.
When a sales arrangement contains multiple elements, such as software products, licenses and/or services, we allocate revenue to each element based on its relative fair value. The fair values for the multiple elements are determined based on vendor specific objective evidence (“VSOE”), or the price charged when the element is sold separately. The residual method is utilized when VSOE exists for all the undelivered elements, but not for the delivered element. This is performed by allocating revenue to the undelivered elements (that have VSOE) and the residual revenue to the delivered elements. When the fair value for an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.
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
Foreign Currency Translation and Foreign Currency Transactions
The functional currency for our foreign operations is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate during the period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive (loss) income in stockholders’ equity, and are excluded from net income. The portions of inter-company accounts receivable and accounts payable that are not intended for settlement are translated at exchange rates in effect at the balance sheet date.
We recorded a foreign currency translation loss of $8.8 million for the twelve months ended December 31, 2005 and a foreign currency translation gain of $3.3 million and $2.0 million for the twelve months ended December 31, 2004 and 2003, respectively. The foreign currency translation loss of $8.8 million for the twelve months ended December 31, 2005 is due to the strengthening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.18 and 1.35 at December 31, 2005 and December 31, 2004, respectively. The foreign currency translation gain of $3.3 million for the twelve months ended December 31, 2004 is due to the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.35 and 1.26 at December 31, 2004 and December 31, 2003, respectively. The foreign currency translation gain of $2.0 million for the twelve months ended December 31, 2003 is due to the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.26 and 1.05 at December 31, 2003 and December 31, 2002, respectively.
Transaction gains and losses generated by the effect of changes in foreign exchange rates on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable entity are recorded in other income (expense), net (See Note 15 to the consolidated financial statements).
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
Investments
Included in other assets, as of December 31, 2004, is a cost investment in a private company with a carrying value of $3 thousand. We accounted for this investment, which did not have a readily

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determinable fair value, using the cost method. Our investment was less than 20%, we were unable to exercise significant influence over the investee, and we were not a primary beneficiary. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value and distributions of earnings or additional investments. We performed an impairment review during the year ended December 31, 2004 and determined that there was an other-than-temporary decline in the value of our investment. Accordingly, in 2004 the value of the investment was written down by $357 thousand to $3 thousand its estimated net realizable value, and the loss was recorded in other income (expense), net. In 2005, we received additional information regarding our investment indicating it was essentially worthless. Accordingly, in 2005, the remaining $3 thousand investment balance was written off and the loss was recorded in other income (expense), net.
Inventories
Inventories consisting of wireless control devices, including universal remote controls, wireless keyboards, antennas, and related component parts, and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis.
New product innovations and technological advances may shorten a given product’s life cycle. We continually monitor the inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon our best estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory write-downs totaled approximately $2.7 million, $3.8 million and $2.9 million in 2005, 2004, and 2003, respectively.
Equipment, Furniture and Fixtures
Equipment, furniture and fixtures are recorded at cost. For financial reporting purposes, depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.
Estimated useful lives consisted of the following:

Tooling and Equipment	2 — 7 Years
Furniture and Fixtures	5 — 7 Years
Leasehold Improvements	Lesser of lease term or useful life
Long-Lived Assets and Intangible Assets
Intangible assets consist principally of distribution rights, patents, trademarks, trade names, and developed and core technologies. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to ten years.
We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the assets or strategy for the overall business and (3) significant negative industry or economic trends.
When we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, we conduct an impairment review. The asset is impaired if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors.
The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We calculate fair value by taking the sum of the discounted projected cash flows over the assets remaining useful life, using a discount rate commensurate with the risks inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors.
Goodwill
We record the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. We have adopted the provisions of SFAS 142, Goodwill and Intangible Assets. Under the SFAS 142, we are required to test goodwill for impairment at least annually. We evaluate the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units (See Note 3 to the consolidated financial statements). A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our domestic and international components are “reporting units” within the operating segment “Core Business”. SimpleDevices is the other operating segment and is a “reporting unit” as well.
To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of their expected future cash flows. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
We conducted annual impairment reviews as of December 31, 2005, 2004, and 2003. Based on the analysis performed we determined that each reporting unit’s fair value exceeded its carrying amount, and therefore concluded that there was no indication of an impairment loss.
Income Taxes
Income tax expense includes U.S. and international income taxes. We account for income taxes using the liability method. We record deferred tax assets and deferred tax liabilities on our balance sheet for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes. We record a valuation allowance to reduce net deferred tax assets if we determine that it is more likely than not that the deferred tax assets will not be realized.
Capitalized Software Costs
We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs incurred internally while creating a computer software product are expensed when incurred as research and development until technological feasibility has been established. The Company has determined that technological feasibility for its products is established when a working model is complete. Once technological feasibility is established,

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
software costs are capitalized until the product is available for general release to customers and is then amortized using the greater of (i) the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues or (ii) the straight-line method over the remaining estimated economic life of the product. Software development costs consist primarily of salaries, employee benefits, supplies and materials. The straight-line amortization periods for capitalized software costs range from 2 to 5 years.
Capitalized software costs are stated at cost net of accumulated amortization. Unamortized capitalized software costs were $0.3 million and $0.6 million at December 31, 2005 and 2004, respectively. We capitalized $0, $0.3 million, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively. Amortization expense related to capitalized software costs was $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2005, 2004, and 2003, respectively (See Note 3 to the consolidated financial statements).
Research and Development
We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. As such, research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $1.5 million, $1.2 million and $1.1 million, for the years ended December 31, 2005, 2004 and 2003, respectively.
Shipping and Handling Fees and Costs
In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements if classified elsewhere in the income statement. We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $6.3 million, $5.0 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Derivatives
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. Depending on the predictability of future receivables, payables and cash flows in each operating currency, we periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables and cash flows. We do not enter into financial instruments for speculation or trading purposes. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other income (expense), net.
We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $409 thousand for the year ended December 31, 2005, and a net pre-tax gain of approximately $5 thousand for the year ended December 31, 2004. We did not enter into any foreign currency exchange contracts during the year ended December 31, 2003. We had two foreign currency exchange contracts outstanding at December 31, 2005, one forward contract with a notional value of $11.0 million, and one option structure known as a participating forward with a notional value of $25.0 million. We had no foreign currency exchange contracts or other derivatives outstanding at December 31, 2004.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Forward Contract
We held a USD/Euro forward contract with a notional value of $11.0 million and a forward rate of $1.1744/Euro as of December 31, 2005, due for settlement on January 20, 2006. We held the Euro position on this contract. The value of this contract was $93 thousand at December 31, 2005. This contract is included in prepaid expenses and other current assets.
Participating Forward
We entered into a USD/Euro participating forward with a 50% participation rate and a notional value of $25.0 million in April 2005. The strike price of the participating forward is $1.2675. The contract expired on December 30, 2005, due for settlement on January 3, 2006. The gain recorded related to this contract was $1.1 million during the year ended December 31, 2005. The value of this contract was approximately $1.1 million at December 31, 2005 and is included in prepaid expenses and other current assets.
Stock-Based Compensation
We account for stock-based employee compensation by applying the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic-value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant stock options with an exercise price equal to the market value of the common stock on the date of grant, and therefore no compensation expense has been recognized related to options.
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
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net income
As reported	$9,701	$9,114	$6,267
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	268	147	294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,792)	(2,374)	(3,104)

Pro forma	$7,177	$6,887	$3,457

Basic earnings per share:
As reported	$0.72	$0.67	$0.46
Pro forma	$0.53	$0.51	$0.25
Diluted earnings per share:
As reported	$0.69	$0.65	$0.45
Pro forma	$0.51	$0.49	$0.25
The fair value of options at the date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 2005, 2004, and 2003, respectively: risk-free interest rate of approximately 3.73%, 3.01%, and 3.00%; expected volatility of approximately 58.35%, 65.51%, and 62.95%; expected life of five years for 2005, 2004 and 2003; and that our common stock will pay no dividends. The per share weighted average grant date fair values of the options granted in 2005, 2004 and 2003 were $9.28, $7.94 and $5.87, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2004, the FASB issued SFAS 123R, “Share Based Payments.” SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. SFAS 123R, and its related implementation guidance, will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.
We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified-prospective and modified-retrospective adoption options. Under the modified-retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period of adoption.
We plan to apply the modified prospective transition method, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning the first quarter of 2006. We have chosen the Black-Scholes valuation model to value stock-based compensation utilizing an expected volatility estimated using the historical method. Unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123R, that we expect to record during 2006 is approximately $2.7 million before income taxes. This estimate excludes the effect of additional expense related to new awards that may be granted during 2006.
Reclassifications
Certain prior year amounts have been reclassified to conform to the presentation utilized in the current year ended December 31, 2005.
New Accounting Pronouncements
FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP 109-1”), gives guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to the provision within the American Jobs Creation Act of 2004 (the “Jobs Act”) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. FSP 109-1 states that an enterprise should account for the deduction as a special deduction in accordance with Statement 109. In addition, FSP 109-1 requires that the special deduction be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by paragraph 232 of Statement 109. We are currently evaluating the effect that the adoption of FSP 109-1 will have on our consolidated results of operations and financial condition but do not expect it will have a material impact.
FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
evaluating the effect that the adoption of FSP 143-1 will have on our consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries.
Note 3 — Goodwill and Intangible Assets
We are composed of two operating segments (See Note 18 to the consolidated financial statements). Under the requirements of SFAS 142, “Goodwill and Intangible Assets”, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within the operating segment “Core Business”. SimpleDevices is the other operating segment and is a “reporting unit” as well.
Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000. We acquired SimpleDevices in 2004, and of the total purchase price, approximately $7.1 million was allocated to goodwill.
Goodwill information for each reporting unit is listed below:

(in thousands)	December 31, 2005	December 31, 2004
Core Business Segment
Domestic	$1,191	$1,191
International*	2,117	2,318

	3,308	3,509
SimpleDevices	7,123	7,146

Total Goodwill	$10,431	$10,655

*	The difference in international goodwill reported at December 31, 2005, as compared to the goodwill reported at December 31, 2004, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
Besides goodwill, our intangible assets consist principally of distribution rights, patents, and trademarks, purchased technologies and capitalized software costs. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to ten years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding our intangible assets is listed below:

(in thousands)	December 31, 2005	December 31, 2004
Carrying amount:
Distribution rights (10 years)	$340	$405
Patents (10 years)	4,726	3,945
Trademark and trade names (10 years)	885	979
Developed and core technology (5 years)	2,410	2,410
Capitalized software (2 years)	898	849
Other (5-7 years)	372	470

Total carrying amount	$9,631	$9,058

Accumulated amortization:
Distribution rights	$45	$54
Patents	1,816	1,463
Trademark and trade names	118	75
Developed and core technology	993	429
Capitalized software	559	297
Other	93	190

Total accumulated amortization	$3,624	$2,508

Net carrying amount:
Distribution rights	$295	$351
Patents	2,910	2,482
Trademark and trade names	767	904
Developed and core technology	1,417	1,981
Capitalized software	339	552
Other	279	280

Total net carrying amount	$6,007	$6,550

Amortization expense for 2005, 2004 and 2003 amounted to approximately $1.1 million, $0.7 million and $0.9 million, respectively. Estimated amortization expense related to our existing intangible assets for each of the five succeeding years ended December 31 is as follows (in thousands):

2006	$1,627
2007	1,171
2008	1,086
2009	1,019
2010	684
Thereafter	420

$6,007

Note 4 — Accounts Receivable
Accounts receivable consist of the following at December 31, 2005 and 2004:

(in thousands)	December 31,
	2005	2004
Trade receivable, gross	$45,732	$41,546
Sales tax receivable	—	147
Other	—	19
Allowance for doubtful accounts	(2,296)	(1,130)
Allowance for sales returns	(1,575)	(1,824)

Accounts receivable, net	$41,861	$38,758

Sales Returns
We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
same period the related receivable is recorded. Our contractual sales return periods range up to six months. We have no other obligations after delivery of our products other than the associated warranties.
Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts is our best estimate of losses resulting from the inability of our customers to make their required payments. We maintain an allowance for doubtful accounts based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted, either upward or downward.
The following changes occurred in the allowance for doubtful accounts during the years ended December 31, 2005, 2004 and 2003:

		Additions
	Balance at	Charged to		Balance at
(in thousands)	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Year Ended December 31, 2005	$1,130	$2,121	$(955)	$2,296
Year Ended December 31, 2004	$2,565	$161	$(1,596)	$1,130
Year Ended December 31, 2003	$2,605	$392	$(432)	$2,565
Note 5 — Inventories
Inventory, net consisted of the following at December 31, 2005 and 2004:

(in thousands)	December 31,
	2005	2004
Components	$5,508	$8,222
Finished goods	23,474	19,446
Reserve for inventory obsolescence	(2,274)	(3,806)

Inventory, net	$26,708	$23,862

Note 6 — Equipment, Furniture and Fixtures
Equipment, furniture and fixtures consisted of the following at December 31, 2005 and 2004:

(in thousands)	December 31,
	2005	2004
Tooling	$5,618	$5,757
Equipment	5,498	5,429
Furniture and fixtures	1,321	1,280
Leasehold improvements	1,104	1,050

	13,541	13,516
Accumulated depreciation	(9,189)	(9,784)

Equipment, furniture and fixtures, net	$4,352	$3,732

Depreciation expense was $2.3 million, $2.2 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Revolving Credit Line
On September 15, 2003, we entered into a three-year $15.0 million unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”). This Credit Facility expires in September 2006. We are currently involved in negotiations to extend the unsecured revolving credit agreement.
Under the Credit Facility, the interest rate is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2005 and 2004, using the LIBOR Rate option plus a fixed margin of 1.25%, was 5.64% and 3.67%, respectively. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of our cash investment retained with Comerica during each quarter. Under the terms of this Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under this Credit Facility are reduced by the outstanding balance of import letters of credit. As of December 31, 2005 and 2004, there were no amounts outstanding under this credit facility and no outstanding import letters of credit. Furthermore, as of December 31, 2005 and 2004, we were in compliance with all financial covenants required by the Credit Facility.
We have authority under this credit facility to acquire up to 1.5 million shares of our common stock in market purchases. Between the date the Credit Facility was executed and December 31, 2005, we have purchased 897,019 shares of our common stock leaving 602,981 remaining shares authorized to be repurchased under the Credit Facility.
Note 8 — Other Accrued Expenses
The components of other accrued expenses are listed below (in thousands):

	December 31,
	2005	2004
Accrued sales discounts/rebates	$3,406	$2,892
Accrued sales and VAT taxes	1,325	1,300
Accrued freight	1,041	832
Deferred revenue	762	295
Accrued advertising and marketing	566	836
Accrued warranties	414	183
Other	2,162	2,334

	$9,676	$8,672

Note 9 — Financial Instruments
Our financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximate fair value because of their short maturities.
Note 10 — Stockholders’ Equity
Fair Price Provisions and Other Anti-Takeover Measures
Our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors to fair price provisions have been met. Any of these provisions could delay or prevent a change in control.
Treasury Stock
During 2005, 2004 and 2003, we repurchased 356,285, 494,998 and 84,437 shares of common stock, respectively on the open market at a cost of $6.1 million, $6.7 million and $1.0 million, respectively. These shares are recorded as shares held in treasury at cost. The shares will generally be held by us for future use as management and the Board of Directors deem appropriate. In addition, some of these shares will

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
be used by us to compensate the outside directors of the Company. During 2005, 2004 and 2003 shares totaling 20,000, 9,077 and 7,080, respectively, were issued to the outside directors.
Stock Awards
On July 11, 2001, as compensation for the outside directors for the three year period commencing July 1, 2001, we granted each director shares of our common stock with a fair market value equivalent to approximately $278,833. These shares were recorded in a separate component of stockholders’ equity and were amortized over their three-year vesting period. Each calendar quarter, 1/12 of the total stock award vested and the shares were distributed provided the director served the entire calendar quarter term. Amortization expense amounted to $42,012 and $105,032 in 2004 and 2003, respectively. The stock awards to the directors were fully vested as of June 30, 2004.
On July 1, 2004, as compensation for the outside directors for the one year period commencing July 1, 2004, we granted each director 5,000 shares of our common stock with an aggregate fair market value of approximately $348,523. On July 30, 2004, we filed an S-8 Registration Statement covering all of the shares issued under this plan. These shares were recorded in a separate component of stockholders’ equity and were amortized over their 1-year vesting period. Each calendar quarter, 1/4 of the total stock award vested and the shares were distributed. Amortization expense amounted to $168,700 and $179,823 in 2005 and 2004, respectively. The stock awards to the directors were fully vested as of June 30, 2005.
On July 1, 2005, as compensation for the outside directors for the one year period commencing July 1, 2005, we granted each director 5,000 shares of our common stock with an aggregate fair market value of approximately $325,800. These shares have been recorded in a separate component of stockholders’ equity and are being amortized over their 1-year vesting period. Each calendar quarter, 1/4 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense amounted to $162,900 in 2005.
Note 11 — Stock Options
1993 Stock Incentive Plan
On January 19, 1993, the 1993 Stock Incentive Plan (“1993 Plan”) was approved. Under the 1993 Plan, 400,000 shares of common stock are reserved for the granting of incentive and other stock options to officers, key employees and non-affiliated directors. The 1993 Plan provided for the granting of incentive and other stock options through January 18, 2003. All options outstanding at the time of termination of the 1993 Plan shall continue in full force and effect in accordance with their terms. The option price for incentive stock options and non-qualified stock options will not be less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option shall be exercisable more than ten years after the date the option is granted. The 1993 Plan also provides for the award of stock appreciation rights subject to terms and conditions specified by the Compensation Committee. No stock appreciation rights have been awarded under this 1993 Plan. There are no remaining options available for grant under the 1993 Plan.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1995 Stock Incentive Plan
On May 19, 1995, the 1995 Stock Incentive Plan (“1995 Plan”) was approved. Under the 1995 Plan, 800,000 shares of common stock were available for distribution to our key officers, employees and non-affiliated directors. The 1995 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 18, 2005, unless otherwise terminated by resolution of our Board of Directors. The option prices for the stock options were equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1995 Plan. There are no remaining options available for grant under the 1995 Plan.
1996 Stock Incentive Plan
On December 1, 1996, the 1996 Stock Incentive Plan (“1996 Plan”) was approved. Under the 1996 Plan, 800,000 shares of common stock are available for distribution to our key officers and employees. The 1996 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007, unless otherwise terminated by the resolution of our Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1996 Plan. There are no remaining options available for grant under the 1996 Plan.
1998 Stock Incentive Plan
On May 27, 1998, the 1998 Stock Incentive Plan (“1998 Plan”) was approved. Under the 1998 Plan, 630,000 shares of common stock are available for distribution to our key officers and employees. The 1998 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 26, 2008, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1998 Plan. There are 2,500 remaining options available for grant under the 1998 Plan.
1999 Stock Incentive Plan
On January 27, 1999, the 1999 Stock Incentive Plan (“1999 Plan”) was approved. Under the 1999 Plan, 630,000 shares of common stock are available for distribution to our key officers and employees. The 1999 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through January 26, 2009, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999 Plan. There are 1,500 remaining options available for grant under the 1999 Plan.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1999A Stock Incentive Plan
On October 7, 1999, the 1999A Nonqualified Stock Plan (“1999A Plan”) was approved and on February 1, 2000, the 1999A Plan was amended. Under the 1999A Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 1999A Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through October 6, 2009, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999A Plan. There are 10,125 remaining options available for grant under the 1999A Plan.
2002 Stock Incentive Plan
On February 5, 2002, the 2002 Nonqualified Stock Plan (“2002 Plan”) was approved. Under the 2002 Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 2002 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through February 4, 2012, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 2002 Plan. There are 37,872 remaining options available for grant under the 2002 Plan.
2003 Stock Incentive Plan
On June 18, 2003, the 2003 Nonqualified Stock Plan (“2003 Plan”) was approved. Under the 2003 Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 2003 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through June 17, 2013, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 2003 Plan. There are 91,500 remaining options available for grant under the 2003 Plan.
Vesting periods for the above referenced stock incentive plans range from three to four years.
The following table summarizes the changes in the number of shares of common stock under option:

	2005		2004		2003
	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price
Outstanding at beginning of year	3,039	$12.79	2,662	$12.32	2,976	$12.00
Granted	631	17.40	702	13.94	119	10.60
Exercised	(290)	9.89	(209)	9.10	(370)	8.96
Expired and/or forfeited	(229)	15.33	(116)	15.95	(63)	13.92

Outstanding at end of year	3,151	$13.70	3,039	$12.79	2,662	$12.32

Options exercisable at year-end	1,943	$12.94	1,828	$12.58	1,668	$11.79

During 2005, common stock options were modified for two employees, one modification was part of a severance agreement and the other modification resulted from an employee’s death. The total number of options modified was 20,500, which resulted in new measurement dates. The difference between the exercise price and the fair value of the common stock on the new measurement dates for the options totaled $73,863. As a result, $73,863 was charged to non-cash stock-based compensation.
During 2003, common stock options were modified for two employees as part of their severance agreements. The total number of options modified was 92,647, which resulted in new measurement

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dates. The difference between the exercise price and the fair value of the common stock on the new measurement dates for the options totaled $341,282. As a result, $341,282 was charged to non-cash stock-based compensation.
Significant option groups outstanding at December 31, 2005 and the related weighted average exercise price and life information are listed below:

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-Average	Exercisable	Weighted-Average
Range of	At 12/31/05	Remaining Years of	Exercise	At 12/31/05	Exercise
Exercise Prices	(000)	Contractual Life	Price	(000)	Price
$3.19 to $4.97	175	2.58	$4.82	175	$4.82
5.81 to 7.50	144	2.99	7.20	144	7.20
8.45 to 9.83	476	6.87	8.66	343	8.65
10.92 to 13.39	766	6.23	11.88	454	11.41
14.85 to 22.06	1,590	6.99	17.65	827	18.26

$3.19 to $22.06	3,151	6.36	$13.70	1,943	$12.94

Note 12 — Significant Customers and Suppliers
Significant Customers
We had sales to one significant customer of $22.2 million, $17.5 million, and $18.1 million representing 12.2%, 11.0%, and 15.0% of our total net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Trade receivables with this customer amounted to $2.1 million and $2.4 million or 5.1% and 5.9% of our total accounts receivable at December 31, 2005 and 2004, respectively. In addition, we had sales to a customer and its sub-contractors that, when combined, totaled $30.0 million, $16.4 million, and $4.6 million, accounting for 16.6%, 10.4%, and 3.8% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Trade receivables with this customer and its sub-contractors amounted to $3.3 million and $2.4 million, or 7.8% and 5.7%, of our total accounts receivable at December 31, 2005 and 2004, respectively. The future loss of these customers or any key customer, either in the United States or abroad, due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.
Significant Suppliers
We purchase components and finished product from multiple sources. During 2005, one source provided over ten percent (10%) of our inventory purchases. Purchases from this significant supplier amounted to $35.5 million, or 33.9%, of total inventory purchases during 2005. Purchases with the same significant supplier amounted to $25.5 million, or 28.2%, of total inventory purchases in 2004. During 2004 there was one additional significant supplier with purchases that amounted to $9.5 million, or 10.5%, of total inventory purchases.
Accounts payable with the aforementioned significant supplier amounted to $6.5 million, representing 28.5% of the total accounts payable at December 31, 2005. Accounts payable for the same supplier amounted to $5.9 million, representing 33.8% of the total accounts payable at December 31, 2004. The additional significant supplier had accounts payable of $2.0 million or 11.6% of the total accounts payable at December 31, 2004.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Leases
We lease office and warehouse space and certain office equipment under operating leases that expire at various dates through December 31, 2012. Rental expense for our operating leases was $1.7 million, $1.8 million, and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
The following table summarizes future minimum non-cancelable operating lease payments with initial terms greater than one year at December 31, 2005:

(in thousands)	Amount
Year ending December 31:
2006	$1,455
2007	1,377
2008	947
2009	483
2010	428
Thereafter	428

Total lease commitments	$5,118

Note 14 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. We match 50% of the participants’ contributions in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. The expense recorded for the years ended December 31, 2005, 2004 and 2003 amounted to $0.6 million, $0.4 million and $0.4 million, respectively.
Note 15 — Other Income (Expense), net
“Other income (expense), net” in the Consolidated Income Statements consisted of the following:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Net gain (loss) on foreign currency exchange transactions	$2,107	$(152)	$344
Write-down of investment	(3)	(357)	—
Other income (loss)	48	(31)	(6)

Other income (expense), net	$2,152	$(540)	$338

Note 16 — Income Taxes
In 2005, 2004, and 2003, pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Domestic operations	$6,206	$4,488	$6,002
Foreign operations	8,468	9,235	3,493

Total	$14,674	$13,723	$9,495

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Current tax expense/(Benefit):
U.S. federal	$1,382	$2,572	$2,438
State and local	280	216	157
Foreign	3,311	1,515	1,482

Total current	4,973	4,303	4,077

Deferred tax expense/(Benefit):
U.S. federal	460	564	(715)
State and local	(363)	(200)	(46)
Foreign	(97)	(58)	(88)

Total deferred	—	306	(849)

Total provision	$4,973	$4,609	$3,228

Net deferred tax assets were comprised of the following at December 31:

(in thousands)	2005	2004
Deferred tax assets:
Inventory reserves	$514	$1,003
Allowance for doubtful accounts	59	68
Capitalized research costs	885	1,287
Capitalized inventory costs	727	574
Net operating losses	4,798	5,051
Amortization of intangibles	645	686
Accrued liabilities	837	511
Income tax credits	748	265
Depreciation	338	24
Other	285	184

Total deferred tax assets	$9,836	$9,653

Deferred tax liability:
Depreciation	—	(8)
Intangibles assets	(925)	(1,068)

Other	(193)	—

Total deferred tax liabilities	(1,118)	(1,076)

Net deferred tax assets before valuation allowance	8,718	8,577
Less: Valuation allowance	(620)	(536)

Net deferred tax assets	$8,098	$8,041

The deferred tax valuation allowance increased $0.1 million, $0.4 million, and $0.03 million during 2005, 2004, and 2003, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Tax provision at statutory U.S. rate	$4,989	$4,666	$3,228
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(83)	236	80
Foreign tax rate differential	335	184	172
Nondeductible items	50	34	29
In-process R&D	—	82	—
Federal valuation allowance	1	122	—
Federal research and development credits	(601)	(521)	(282)
Other	282	(194)	1

Tax provision	$4,973	$4,609	$3,228

During 2004, pursuant to our purchase of SimpleDevices, pretax book income reflects the write-off of IPR&D expenditures and amortization of certain acquired intangibles. The tax effects of intangibles, other than goodwill, are included in deferred tax liabilities. In connection with the acquisition, we established a $1.1 million deferred tax liability, and a $5.6 million deferred tax asset. The net result was an increase to Goodwill of $4.5 million.
At December 31, 2005, we had federal and state Research and Experimentation (“R&E”) income tax credit carryforwards of approximately $0.1 million and $0.6 million, respectively. The federal R&E income tax credits expire in 2025. The state R&E income tax credits do not have an expiration date.
At December 31, 2005, we had federal, state and foreign net operating losses of approximately $9.9 million, $9.5 million and $2.6 million, respectively. All of the federal and state net operating loss carryforwards were acquired as part of the acquisition of SimpleDevices. The federal and state net operating loss carryforwards begin to expire in 2020 and 2011, respectively. Approximately $1.1 million of the foreign net operating losses begin to expire in 2007, approximately $.2 million expire in 2020 and the remaining $1.3 million of foreign net operating losses have an unlimited carryforward. At December 31, 2005, a valuation allowance of approximately $0.5 million has been provided on certain foreign net operating losses.
Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes to a company’s ownership occur. Our acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carryforwards of SimpleDevices (approximately $10.0 million and $9.5 million, respectively) are limited but considered realizable in future periods. The annual limitation is as follows: Approximately $1.3 million for 2006 through 2008 and approximately $0.6 million thereafter.
As of December 31, 2005, we believed it was more likely than not that certain deferred tax assets related to the impairment of the investment in a private company (a capital asset) would not be realized due to uncertainties as to the timing and amounts of future capital gains. Accordingly, a valuation allowance of approximately $0.1 million was recorded as of December 31, 2005 (See Note 2 to the consolidated financial statements).
During the years ended December 31, 2005, 2004, and 2003 we recognized a credit to additional paid-in capital and a reduction to income taxes payable of $0.9 million, $0.5 million, and $0.4 million, respectively, related to the tax benefit from the exercises of non-qualified stock options under our stock option plans.
The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.
During 2005, the Internal Revenue Service began an audit of the December 31, 2002 and 2003 tax years. We are also currently under appeals with the California Franchise Tax Board (“FTB”) for the years ended December 31, 1999 and 2000. In addition, the passing of the statute of limitations for the state tax years 1997 and 1998 eliminated the need for certain previously recorded tax reserves. Accordingly, we reversed the related previously accrued taxes, reducing the tax provision for 2005 by approximately $0.1 million.
Note 17 – Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of our common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all the periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003, approximately 999,506, 988,250 and 1,031,125 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been anti-dilutive.
Earnings per share for the years ended December 31, 2005, 2004 and 2003 were calculated as follows (in thousands, except per-share amounts):

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
BASIC
Net Income	$9,701	$9,114	$6,267

Weighted-average common shares outstanding	13,462	13,567	13,703
Basic earnings per share	$0.72	$0.67	$0.46

DILUTED
Net Income	$9,701	$9,114	$6,267

Weighted-average common shares outstanding for basic	13,462	13,567	13,703
Dilutive effect of stock options and restricted stock	530	533	304

Weighted-average common shares outstanding on a diluted basis	13,992	14,100	14,007

Diluted earnings per share	$0.69	$0.65	$0.45

Note 18 — Business Segments and Foreign Operations
Industry Segments
We have two reportable segments, Core Business and SimpleDevices. In our Core Business segment we have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. The various channels of distribution utilized by our Core Business segment include international retail, private label, OEMs, cable and satellite service providers and companies in the computing industry. SimpleDevices, based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems, cell phones and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As a result of the performance based incentive and other factors, management began to review SimpleDevices’ discrete operating results on a regular basis. This review and factors including product differences, current management structure, distribution methods, and economic characteristics, supported our conclusion as of December 31, 2005 and December 31, 2004 that SimpleDevices is a reportable segment in accordance with SFAS 131. In the future, as the integration of SimpleDevices’ operations continues and the performance based incentive expires, we may or may not determine that SimpleDevices continues to be a reportable segment in accordance with SFAS 131.
Measurement of Profit or Loss of Segment Assets
The disaggregated financial results of our reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which we internally disaggregate financial information for the purposes of making internal operating and resource allocation decisions. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies except that the segment information does not include a full allocation of corporate overhead costs between the SimpleDevices and Core Business segments.
Segment Income (Loss) and Assets

	Year Ended December 31, 2005
(in thousands)	Core Business	SimpleDevices	Total
Net sales	$179,816	$1,533	$181,349
Depreciation and amortization	3,204	498	3,702
Research and development	6,158	422	6,580
Interest income	845	—	845
Income before income taxes	18,628	(3,954)	14,674
Assets	$144,566	$1,753	$146,319

	Year Ended December 31, 2004
	Core Business	SimpleDevices (1)	Total
Net sales	$157,549	$831	$158,380
Depreciation and amortization	2,969	124	3,093
Research and development	5,625	240	5,865
Interest income	723	—	723
Income before income taxes	14,273	(550)	13,723
Assets	$134,589	$5,811	$140,400

(1):	The financial results of SimpleDevices for the year ended December 31, 2004 contain only the results of operations since the date of acquisition. The segmented results of operations for the year ended December 31, 2003 are not presented here as the results of the Core Business segment for 2003 correspond to the consolidated income reported in the consolidated financial statements included in this report.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information
Our sales to external customers and long-lived tangible assets by geographic area are presented below (in thousands):

	Year ended December 31,
	2005	2004	2003
Net Sales
United States	$95,252	$75,121	$65,891
International:
United Kingdom	22,977	26,395	18,105
Asia	18,773	9,068	5,249
Spain	6,484	10,535	5,237
Germany	7,357	8,620	6,679
France	5,852	7,021	4,911
Switzerland	4,689	3,194	755
South Africa	3,685	1,793	798
All Other	16,280	16,633	12,843

Total International	86,097	83,259	54,577

Total Net Sales	$181,349	$158,380	$120,468

	December 31,
	2005	2004	2003
Long-Lived Assets
United States	$3,137	$2,956	$3,002
All Other Countries	1,618	3,711	1,917

	$4,755	$6,667	$4,919

Specific identification was the basis used for attributing revenues from external customers to individual countries.
Note 19 – Related Party Transactions
In August 2001, we entered into a 30-month consulting agreement with one of our former directors, under which the former director received $600,000 for services rendered. Amounts paid under this agreement were $200,000 for the year ended December 31, 2003. The agreement expired in February 2004.
In April 1999, we provided a non-recourse interest bearing secured loan to our chief executive officer. The loan in the amount of $200,000 bears interest at the rate of 5.28% per annum, with interest payable annually to us on each December 15th. The loan is collateralized by the primary residence purchased and the principal is payable on the earlier of (i) December 15, 2007, (ii) within twelve months following a demand from us but only in the event the executive officer ceases being our employee or in the event of a default under the loan; or (iii) on the closing of a sale or transfer of the property. This related party note receivable is included in other assets on our balance sheet at December 31, 2005 and 2004.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20 — Contingencies
Product Warranties
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses, which are included in cost of goods sold, as we sell the related products. Because warranty expense is a forecast based on the best available information, mostly historical claims experience, actual claim costs may differ from the amounts provided. The change in the liability for product warranties is presented below (in thousands):

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Year Ended December 31, 2005	$183	$443	$(212)	$414
Year Ended December 31, 2004	$95	$285	$(197)	$183
Year Ended December 31, 2003	$95	$181	$(181)	$95
Litigation
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”) and One For All Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has appealed this decision and asked the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. In February 2006, the court denied our subsidiary’s request and it has filed an appeal seeking to stay this judgment. The amount of this judgment was charged to operations during the second quarter of 2005 and is recorded as a liability as of December 31, 2005. With respect to the remaining matters before the court, the parties met with the court appointed expert in February 2006, and we expect the expert to finalize and file his pre-trial report to the court, the filing of which is expected to occur during the quarter ending June 30, 2006. We will continue to seek a settlement of all of these matters, but if settlement is not possible, each of the subsidiaries will continue to disagree with the allegations of the former distributor and will vigorously defended itself against the counterclaims.
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
On January 7, 2004, James D. Lyon, Trustee for the bankruptcy estate of Computrex, Inc. (“Trustee”) filed an action against us alleging that we received preferential treatment in connection with certain payments amounting to $528,000 made on our behalf by Computrex to our freight carriers. In addition to seeking a return of the alleged preferential payments, the Trustee has asked for costs, and pre- and post-judgment interest. We have not yet answered this complaint and will not need to do so as this action is currently in abeyance while the Trustee appeals an adverse ruling against it in another matter having facts similar to those in the Trustee’s action against us. In April 2005, an appellate court affirmed the ruling against the Trustee in this other matter. If and when we answer, we intend to deny all of the material allegations

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
made against us and defend this matter vigorously and we will continue to pursue the proof of claim we filed in May 2002 in the amount of $106,000 with the Bankruptcy Court against the bankruptcy estate of Computrex seeking a return of freight charges paid to Computrex for which it failed to remit to our freight carriers.
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter was both probable and estimable, a loss contingency of $191,000 was recorded and still remains on the books at December 31, 2005.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.
Note 21 – SimpleDevices, Inc.
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. for approximately $12.8 million in cash, including direct acquisition costs of $0.3 million. We intend to purchase the remaining shares when the sellers are located. The transaction also includes a potential performance-based payment of unregistered common stock, if certain future financial objectives are realized, which has not been reflected as part of the purchase price as of December 31, 2005 since it is not probable such objectives will be achieved. The results of SimpleDevices’ operations have been included in the consolidated financial statements since the date of acquisition.
Pro forma results (unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and SimpleDevices as if the acquisition had occurred at January 1, 2004. An adjustment of $84 thousand for the year ended December 31, 2004 has been made to the combined results of operations, reflecting primarily the amortization of purchased intangible assets, net of tax. The pro-forma net income does not reflect the write-off of $240,000 of acquired in-process research and development of SimpleDevices.
Pro forma results for the year ended December 31, 2004 are listed below (in thousands):

Revenue:	$159,760
Net income:	$7,474
Basic and diluted net income per share:
Basic	$0.55
Diluted	$0.53
The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the dates presented, and should not be taken as a projection of the future consolidated results of our operations.
Potential Performance-Based Payment of Unregistered Common Stock
On October 1, 2004, in conjunction with the purchase of SimpleDevices, we executed a Stock Option Exchange Agreement (“agreement”) with the holders of non-vested options to purchase the common stock of SimpleDevices. The terms of this agreement included the cancellation of these non-vested

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
options. In consideration for this cancellation we extended the right to receive 65,842 shares of Universal Electronic Inc. unregistered stock contingent on meeting certain performance based criteria, including specified operating income levels through the years ending December 31, 2005 and 2006. As of December 31, 2005 the probability that these performance targets will be met is remote. As such, the performance-based payment has not been reflected as part of the purchase price as of December 31, 2005.
Note 22 – Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)
Summarized quarterly financial data for the years ended December 31, 2005 and 2004 is presented below:

	2005
	March	June	September	December
	31,	30, (2)	30,	31,
Net sales	$41,502	$44,322	$46,206	$49,319
Gross profit	15,716	15,718	16,994	18,699
Operating income	1,684	974	3,671	5,348
Net income	1,856	1,545	2,777	3,523
Earnings per share (1):
Basic	$0.14	$0.11	$0.21	$0.26

Diluted	$0.13	$0.11	$0.20	$0.25

Shares used in computing earnings per share:
Basic	13,518	13,467	13,391	13,472

Diluted	14,082	13,983	13,918	13,984

	2004
	March	June	September	December
	31,	30,	30,	31, (3)
Net sales	$32,611	$34,011	$40,047	$51,711
Gross profit	12,664	12,879	15,793	20,244
Operating income	2,080	2,417	3,296	5,747
Net income	1,778	1,688	1,928	3,720
Earnings per share (1):
Basic	$0.13	$0.13	$0.14	$0.27

Diluted	$0.13	$0.12	$0.14	$0.26

Shares used in computing earnings per share:
Basic	13,715	13,483	13,496	13,580

Diluted	14,052	13,889	14,029	14,206

(1)	The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

(2)	The comparability of the financial data for the second quarter of 2005 is affected by a one-time $1.6 million write down of a balance due from a former European distributor.

(3)	The comparability of the financial data for the quarter ended December 31, 2004 is affected by the October 1, 2004 acquisition of SimpleDevices, Inc. and the inclusion of their financial results.

UNIVERSAL ELECTRONICS INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for inventory:
Year Ended December 31, 2005	$3,806	$2,735	$(4,267)	$2,274
Year Ended December 31, 2004	$3,026	$3,788	$(3,008)	$3,806
Year Ended December 31, 2003	$1,275	$2,890	$(1,139)	$3,026

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for income tax:
Year Ended December 31, 2005	$536	$84	$—	$620
Year Ended December 31, 2004	$137	$399	$—	$536
Year Ended December 31, 2003	$109	$28	$—	$137

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
An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that could significantly affect our internal controls subsequent to the date the Chief Executive Officer and Chief Accounting Officer (principal financial officer) completed their evaluation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Universal Electronics, Inc.
We have audited management’s assessment, included in the accompanying Universal Electronics, Inc. Management’s Report on Internal Control Over Financial Reporting, that Universal Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Universal Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Universal Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Electronics, Inc. as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Irvine, California
March 10, 2006

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption “SEC Filings” on the Investor page.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2005:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	1,708,326	$13.76	99,750

Equity compensation plans not approved by security holders	1,442,224	13.63	47,997

Total	3,150,550	$13.70	147,747

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements — Note 10” for a description of each of our stock option plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Item 404 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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
See EXHIBIT INDEX at page 75 to Form 10-K.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 16th day of March, 2006.
UNIVERSAL ELECTRONICS INC.
By: /s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Paul D. Arling and Bryan M. Hackworth as true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE
Paul D. Arling
Chairman and Chief Executive Officer	/s/ Paul D. Arling

(Principal Executive Officer)

Robert P. Lilleness
President and Chief Operating Officer	/s/ Robert P. Lilleness

Bryan M. Hackworth
Chief Accounting Officer	/s/ Bryan M. Hackworth

(Principal Financial and Accounting Officer)

Satjiv S. Chahil
Director	/s/ Satjiv S. Chahil

Bruce A. Henderson
Director and Audit Committee Member	/s/ Bruce A. Henderson

William C. Mulligan
Director and Audit Committee Member	/s/ William C. Mulligan

J. C. Sparkman
Director and Audit Committee Member	/s/ J.C. Sparkman

EXHIBIT INDEX

Exhibit
Number	Document Description

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

3.3
Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044)

4.1
Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044)

*10.1
Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

*10.2
Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.3
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044

*10.4
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

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

Exhibit
Number	Document Description

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

*10.9
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

10.11
Revolving Loan and Security Agreement dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.12
Copy of Revolving Note dated October 2, 1998 by and between Universal Electronics Inc. and Bank of America National Trust and Savings Association (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

10.13
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

*10.16
Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.17
Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

Exhibit
Number	Document Description

*10.18
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.19
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

*10.21
Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

10.22
Credit Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

10.23
Promissory Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.24
Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.25
Form of Executive Officer Employment Agreement dated April 2003 by and between Universal Electronics Inc. and Robert P. Lilleness (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.26	Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (filed herewith)

10.27	Third Amendment to Lease dated December 1, 2005 between Warland Investments Company and Universal Electronics Inc. (filed herewith)

*10.28	Form of Change in Control and Salary Continuation Agreement Dated March 3, 2006 between Universal Electronics Inc. and Robert P. Lilleness (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

Exhibit
Number	Document Description

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Accounting Officer (principal financial officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Accounting Officer (principal financial officer) (filed herewith)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.