Form 10-Q
period 2006-03-31
UNIVERSAL ELECTRONICS INC
filed 2006-05-10
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,783,159 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on May 8, 2006.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$51,379	$43,641
Accounts receivable, net	40,980	41,861
Inventories, net	22,485	26,708
Prepaid expenses and other current assets	2,552	3,841
Income tax receivable	903	903
Deferred income taxes	2,978	2,971

Total current assets	121,277	119,925

Equipment, furniture and fixtures, net	4,957	4,352
Goodwill	10,478	10,431
Intangible assets, net	5,900	6,007
Other assets	403	403
Deferred income taxes	5,327	5,201

Total assets	$148,342	$146,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,792	$22,731
Accrued income taxes	8,340	7,551
Accrued compensation	2,810	2,766
Other accrued expenses	7,047	9,676

Total current liabilities	37,989	42,724

Long term liabilities:
Deferred income taxes	80	74
Deferred revenue	—	229

Total liabilities	38,069	43,027

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 17,143,176 and 16,963,748 shares issued at March 31, 2006 and December 31, 2005, respectively	171	169
Paid-in capital	86,251	83,220
Accumulated other comprehensive loss	(3,610)	(5,265)
Retained earnings	57,130	54,994
Deferred stock-based compensation	(81)	(163)

	139,861	132,955

Less cost of common stock in treasury, 3,415,876 and 3,420,876 shares at March 31, 2006 and December 31, 2005, respectively	(29,588)	(29,663)

Total stockholders’ equity	110,273	103,292

Total liabilities and stockholders’ equity	$148,342	$146,319

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$54,173	$41,502
Cost of sales	35,685	25,786

Gross profit	18,488	15,716

Research and development expenses	1,846	1,600
Selling, general and administrative expenses	13,512	12,432

Operating income	3,130	1,684
Interest income, net	272	218
Other (expense) income, net	(161)	952

Income before provision for income taxes	3,241	2,854
Provision for income taxes	(1,105)	(998)

Net income	$2,136	$1,856

Earnings per share:
Basic	$0.16	$0.14

Diluted	$0.15	$0.13

Shares used in computing earnings per share:
Basic	13,643	13,518

Diluted	14,240	14,082

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash provided by operating activities:
Net income	$2,136	$1,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	920	880
(Recovery) provision for doubtful accounts	(11)	308
Provision for inventory write-downs	30	940
Deferred income taxes	(109)	281
Tax benefit from exercise of stock options	289	—
Shares issued for employee benefit plan	93	85
Employee and Director stock-based compensation	851	84
Changes in operating assets and liabilities:
Accounts receivable	1,521	5,083
Inventory	4,458	(2,016)
Prepaid expenses and other assets	1,324	(99)
Accounts payable and accrued expenses	(6,111)	(4,947)
Accrued income and other taxes	643	496

Net cash provided by operating activities	6,034	2,951

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(1,142)	(948)
Acquisition of intangible assets	(228)	(184)
Payment for business acquired	—	(8)

Net cash used for investing activities	(1,370)	(1,140)

Cash provided by (used for) financing activities:
Proceeds from stock options exercised	1,955	618
Treasury stock purchase	—	(1,839)

Net cash provided by (used for) financing activities	1,955	(1,221)

Effect of exchange rate changes on cash	1,119	(1,846)

Net increase (decrease) in cash and cash equivalents	7,738	(1,256)

Cash and cash equivalents at beginning of period	43,641	42,472

Cash and cash equivalents at end of period	$51,379	$41,216

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All the significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our 2005 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and judgments. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, contingencies, stock-based compensation expense and income taxes. These estimates may be adjusted as additional information becomes available and any adjustment could be significant.
Stock-Based Compensation
As of March 31, 2006, we had eight stock-based compensation plans. The total compensation expense related to these plans was $0.8 million for the three months ended March 31, 2006. Prior to January 1, 2006, we accounted for options granted under these plans using the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” Under the intrinsic-value method of APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant options with an exercise price equal to the market value of the common stock on the date of grant, therefore no compensation expense was recognized related to those options for the three months ended March 31, 2005.
Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), as if the fair value method was adopted as defined by SFAS 123. Under SFAS 123, compensation expense is computed based on the fair value of the stock options granted and is recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of the options granted was determined at the date of grant using the Black-Scholes option valuation model.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, “Share Based Payments,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of estimated forfeitures and recognize the compensation

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
costs for only those shares expected to vest on a straight-line basis over the service period of the award, which is generally the option vesting term of three to four years. The grants do not contain any market or company-performance conditions. Results for prior periods have not been restated. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated the annual forfeiture rate for executives & board of directors and non-executive employees to be 2.41% and 5.95%, respectively, for the quarter ended March 31, 2006 based on historical experience.
As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for income before income taxes and net income for the three months ended March 31, 2006 was $0.8 million and $0.5 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.04 and $0.04 per share, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. In the first quarter of 2006, there were no tax benefits resulting from tax deductions in excess of the compensation cost recognized.
During the first quarter of 2006, we recorded $0.8 million in pre-tax stock-based compensation expense. The stock-based compensation was attributable to the following:

Cost of revenues	$7
Research and development expense	105
Selling, general and administrative expense	658

Total	$770

The total amount of compensation expense related to non-vested awards not yet recognized at March 31, 2006 was $5.8 million assuming the optionees continue to be employed by us, which will be recognized as compensation expense over a weighted-average life of 2.49 years as follows:

2006 (remaining nine months)	$1,953
2007	2,092
2008	1,560
2009	195

Total	$5,800

There were no modifications made to outstanding options prior to the adoption of SAFS 123R. Additionally, there have been no changes in the quantity or type of stock options or terms of share-based payment arrangements.
SFAS 123R requires that we continue to provide the pro forma disclosures required by SFAS 123 for all periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 as if we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation.

(In thousands, except per share amounts)	March 31, 2005
Net income as reported	$1,856
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(655)

Pro forma	$1,201

Basic earnings per share:
As reported	$0.14
Pro forma	$0.09
Diluted earnings per share:
As reported	$0.13
Pro forma	$0.08
In light of new accounting guidance under SFAS 123R, beginning in the first quarter 2006 we re-evaluated our assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we continue to use historical volatility to determine expected volatility.
It is our policy to retain all earnings for use to grow the company. As such, no dividends were assumed for option grants.
As part of SFAS 123R adoption, we also examined the historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified two employee populations: (1) Executive and Board of Directors and (2) Non-Executives. We use the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the two populations identified. The interest rate for periods within the expected contractual life of the award is based on the prevailing U.S. treasury note rate for the applicable expected term.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended (1)
	March 31, 2006	March 31, 2005
Options granted during the three months ended	2,500	495,000
Weighted average fair value of grants	$8.10	$9.69
Intrinsic value of options exercised (in thousands)	$1,955	$618
Risk-free interest rate	4.58%	3.65%
Dividend rate	0%	0%
Expected volatility	43.51%	61.38%
Expected life in years	5.35	5.00

(1)	The fair value calculation was based on stock options granted during the period. During the three months ended March 31, 2006, 2,500 stock options were granted to a non-executive employee. There were no stock options granted to executives or board of directors during the three months ended March 31, 2006.
The following is a summary of stock option activity for the three months ended March 31, 2006:

	Number of	Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2005	3,150,550	$13.70
Granted	2,500	17.60
Exercised	(174,023)	11.23
Forfeited/cancelled/expired	(12,875)	17.79

Outstanding at March 31, 2006	2,966,152	$13.83

Vested options outstanding March 31, 2006	2,071,943	$13.37
Cash received from option exercises for the first three months ended March 31, 2006 was $2.0 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $0.3 million for the three months ended March 31, 2006.
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
Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(in thousands)	2006	2005
Trade receivable, gross	$44,458	$45,732
Allowance for doubtful accounts	(2,336)	(2,296)
Allowance for sales returns	(1,142)	(1,575)

Accounts receivable, net	$40,980	$41,861

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Significant Customers
We had sales to one significant customer of $7.0 million and $4.8 million, representing 12.9% and 11.5% of our net sales for the three months ended March 31, 2006 and 2005, respectively. Trade receivable with this customer amounted to $3.1 million or 7.5% and $2.1 million or 5.1% of our total accounts receivable at March 31, 2006 and December 31, 2005, respectively. In addition we had sales to a customer and its sub-contractors that, when combined, totaled $12.0 million and $8.9 million, accounting for 22.2% and 21.5% of net sales for the three months ended March 31, 2006 and 2005, respectively. Trade receivable with this customer and its subcontractors amounted to $5.3 million or 12.8% and $3.3 million or 7.8% of our total trade receivable balance at March 31, 2006 and December 31, 2005, respectively. The future loss of these customers or any key customer, either in the United States or abroad, or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.
Inventories and Significant Suppliers
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net inventories consisted of the following at March 31, 2006 and December 31, 2005:

(in thousands)	March 31, 2006	December 31, 2005
Components	$6,015	$5,508
Finished goods	18,475	23,474
Reserve for inventory scrap	(2,005)	(2,274)

Inventory, net	$22,485	$26,708

During the quarter ended March 31, 2006 inventory write-downs totaled $0.3 million compared to $0.9 million recorded in the quarter ended March 31, 2005. Inventory write-downs are a normal part of our business, and result primarily from product life cycle estimation variances. Also, during the quarter ended March 31, 2006, we recorded a charge to reduce our finished good inventory by $0.4 million ($0.2 million after tax) for an error in our standard cost, as we believe the amounts are not material to the current or prior quarters.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits, used principally in our wireless control products, from one main source. Purchases from this major supplier amounted to $2.9 million and $2.5 million, representing 10.9% and 10.6%, respectively, of total inventory purchases for the three months ended March 31, 2006 and 2005. Accounts payable with the aforementioned supplier amounted to $1.4 million and $1.1 million, representing 7.1% and 4.7%, respectively, of total accounts payable at March 31, 2006 and December 31, 2005. For the three months ended March 31, 2005, there was one additional major supplier who supplied $2.9 million, representing 12.5% of total inventory purchases. This additional supplier had accounts payable of $1.5 million or 6.4% of the total accounts payable as of December 31, 2005. This additional supplier represented less than ten percent of total inventory purchases during the three months ended March 31, 2006. There was no other integrated circuit supplier with inventory purchases greater than ten percent of the total inventory purchases for the three months ended March 31, 2006 and March 31, 2005.
In addition, during the quarter ended March 31, 2006, we purchased component and finished good products from three major suppliers. Purchases from these three major suppliers amounted to $8.4 million, $2.9 million and $2.8 million representing 31.9%, 11.0% and 10.7%, respectively, of total inventory purchases for the three months ended March 31, 2006. During the three months ended March 31, 2005 purchases from the same three suppliers amounted to $8.9 million, 2.0 million and $1.0 million representing 38.7%, 8.9% and 4.3%, respectively, of total inventory purchases. Accounts payable with the aforementioned three suppliers amounted to $6.0 million, $1.6 million and $1.1 million, respectively, representing 30.2%, 8.3% and 5.7% of the total accounts payable at March 31, 2006. At December 31, 2005, accounts payable with the same suppliers amounted to $6.4 million, $1.9 million, and $1.2 million, respectively, representing 28.5%, 8.3% and 5.1% of the total accounts payable. There was no other component and finished goods supplier with inventory purchases greater than ten percent of the total inventory purchases at March 31, 2006 and March 31, 2005.
Income Taxes
We use the estimated effective tax rate for the year to determine our provision for income taxes for interim periods. We recorded income tax expense of $1.1 million for the three months ended March 31, 2006 compared to $1.0 million for the same period last year. Our estimated effective tax rate was 34.1% and 35.0% during the three months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate in 2006 versus 2005 was due primarily to an increase in state research and development tax credits.
Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended March 31, 2006 and 2005, 1,108,833 and 1,057,500 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings per share for the three months ended March 31, 2006 and 2005 are calculated as follows:

	Three Months Ended
(in thousands, except per-share amounts)	March 31, 2006	March 31, 2005
BASIC
Net income	$2,136	$1,856

Weighted-average common shares outstanding	13,643	13,518

Basic earnings per share	$0.16	$0.14

DILUTED
Net income	$2,136	$1,856

Weighted-average common shares outstanding for basic	13,643	13,518

Dilutive effect of stock options and restricted stock	597	564

Weighted-average common shares outstanding on a diluted basis	14,240	14,082

Diluted earnings per share	$0.15	$0.13

Comprehensive Income (Loss)
The components of comprehensive income (loss) are listed below:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Net Income	$2,136	$1,856
Other comprehensive income (loss):
Foreign currency translations	1,655	(2,890)

Comprehensive income (loss)	$3,791	$(1,034)

Other (Expense) Income, Net
The components of other (expense) income, net are listed below:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
(Loss) gain on foreign currency exchange	$(161)	$944
Other	—	8

Other (expense) income, net	$(161)	$952

Other Accrued Expenses
The components of other accrued expense are listed below:

	March 31,	December 31,
(in thousands)	2006	2005
Accrued sales discounts/rebates	$1,776	$3,406
Accrued sales and VAT taxes	138	1,325
Accrued freight	646	1,041
Accrued warranties	456	414
Accrued advertising and marketing	497	566
Deferred revenue	725	762
Other	2,809	2,162

Total	$7,047	$9,676

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Treasury Stock
We did not repurchase any shares of our common stock during the three months ended March 31, 2006. During the three months ended March 31, 2005, we repurchased 106,285 shares of our common stock at a cost of $1.8 million. These shares were recorded as shares held in treasury at cost. The shares will generally be held by us for future use as management and the Board of Directors deem appropriate. In addition, some of these shares will be used by us to compensate the outside directors of the Company. During the three months ended March 31, 2006 and March 31, 2005, shares totaling 5,000 and 5,000 respectively, were issued to the outside directors for services performed.
On July 1, 2004, as compensation for the outside directors for the one year period commencing July 1, 2004, we granted each director 5,000 shares of our common stock with an aggregate fair market value of approximately $349 thousand. On July 30, 2004, we filed an S-8 Registration Statement covering all of the shares issued under this plan. These shares were recorded in a separate component of stockholders’ equity and were amortized over their 1-year vesting period. Each calendar quarter, 1/4 of the total stock award vested and the shares were distributed. Amortization expense amounted to approximately $84 thousand for the quarter ended March 31, 2005.
On July 1, 2005, as compensation for the outside directors for the one year period commencing July 1, 2005, we granted each director 5,000 shares of our common stock with an aggregate fair market value of approximately $325 thousand. These shares have been recorded in a separate component of stockholders’ equity and are being amortized over their 1-year vesting period. Each calendar quarter, 1/4 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense amounted to approximately $81 thousand for the quarter ended March 31, 2006.
New Accounting Pronouncements
FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP 109-1”), gives guidance under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) with respect to the provision within the American Jobs Creation Act of 2004 (“Jobs Act”) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. FSP 109-1 states that an enterprise should account for the deduction as a special deduction in accordance with SFAS 109. In addition, FSP 109-1 requires that the special deduction be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by paragraph 232 of SFAS 109. The adoption of FSP 109-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.
FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS 109, with respect to recording the potential impact of the repatriation provisions of the American Jobs Act on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Consequently, this standard did not have a material effect on our consolidated financial position, results of operations or cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, this new standard requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and we were required to adopt this standard in the

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
first quarter of 2006, beginning on January 1, 2006. The adoption of SFAS 151 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we were required to adopt the standard in the first quarter of 2006, beginning on January 1, 2006. The adoption of SFAS 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Unless impracticable, it establishes retrospective application, for fiscal years beginning after December 15, 2005, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we were required to adopt the standard in the first quarter of fiscal 2006, beginning on January 1, 2006. The adoption of SFAS 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the financing of historical waste held by private households is to be borne collectively by producers that are selling in the market during each measurement period (to be defined by each EU-member country). The volume of equipment that qualifies as historical waste that those producers have sold in the market prior to the measurement period is not considered. Producers will be required to contribute proportionately based on their participation in the market (for example, in proportion to their respective shares of the market by type of equipment). However, the exact method to be used to compute the respective proportions to be contributed by producers will be determined by each EU-member country. For commercial users, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with these entities until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The adoption of FSP 143-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.
Goodwill and Intangible Assets
We are composed of two operating segments. Under the requirements of SFAS 142, “Goodwill and Intangible Assets”, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within the operating segment “Core Business”. SimpleDevices, Inc. (“SimpleDevices”) is the other operating segment and is a “reporting unit” as well.
Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000. We acquired SimpleDevices in 2004, and of the total purchase price, approximately $7.1 million was allocated to goodwill.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill information for each reporting unit is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Core Business Segment
Domestic	$1,191	$1,191
International*	2,164	2,117

	3,355	3,308
SimpleDevices	7,123	7,123

Total Goodwill	$10,478	$10,431

*The difference in international goodwill reported at March 31, 2006, as compared to the goodwill reported at December 31, 2005, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

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
Information regarding our other intangible assets is as follows (in thousands):

	March 31, 2006	December 31, 2005
Carrying amount:
Distribution rights (10 years)	$348	$340
Patents (10 years)	4,936	4,726
Trademark and trade names (10 years)	886	885
Developed and core technology (5 years)	2,410	2,410
Capitalized software (2 years)	898	898
Other (5-7 years)	370	372

Total carrying amount	$9,848	$9,631

Accumulated amortization:
Distribution rights	$46	$45
Patents	1,917	1,816
Trademark and trade names	139	118
Developed and core technology	1,113	993
Capitalized software	622	559
Other	111	93

Total accumulated amortization	$3,948	$3,624

Net carrying amount:
Distribution rights	$302	$295
Patents	3,019	2,910
Trademark and trade names	747	767
Developed and core technology	1,297	1,417
Capitalized software	276	339
Other	259	279

Total net carrying amount	$5,900	$6,007

Amortization expense for the three months ended March 31, 2006 was approximately $0.3 million. Amortization expense for the three months ended March 31, 2005 was approximately $0.3 million. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 are as follows: (in thousands)

2006 (remaining nine months)	$1,233
2007	1,159
2008	929
2009	829
2010	529
Thereafter	1,221

$5,900

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivatives
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. Depending on the predictability of future receivables, payables and cash flows in each operating currency, we periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables and cash flows. We do not enter into financial instruments for speculation or trading purposes. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other (expense) income, net.
We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $194 thousand for the quarter ended March 31, 2006, and a net pre-tax loss of approximately $215 thousand for the quarter ended March 31, 2005. We had one foreign currency exchange contract outstanding at March 31, 2006, a forward contract with a notional value of $9.0 million. We had two foreign currency exchange contracts outstanding at December 31, 2005, a forward contract with a notional value of $11.0 million, and one option structure known as a participating forward with a notional value of $25.0 million.
Forward Contract
We held a USD/Euro forward contract with a notional value of $9.0 million and a forward rate of $1.2009/Euro as of March 31, 2006, due for settlement on April 21, 2006. We held the Euro position on this contract. The value of this contract was $96 thousand at March 31, 2006. This contract is included in prepaid expenses and other current assets.
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
During the fourth quarter of 2004 we purchased SimpleDevices for approximately $12.8 million in cash, including direct acquisition costs, and a potential performance-based payment of our unregistered common stock, if certain future financial objectives are achieved.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result of the performance based incentive and other factors, management has reviewed SimpleDevices’ discrete operating results since its acquisition. This review and factors including product differences, current management structure, distribution methods, and economic characteristics, supported our conclusion as of March 31, 2006 and December 31, 2005 that SimpleDevices is a reportable segment in accordance with SFAS 131. In the future, as the integration of SimpleDevices’ operations continues and the performance based incentive expires, we may or may not determine that SimpleDevices continues to be a reportable segment in accordance with SFAS 131.
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
Segment Income (Loss) and Assets for the three months ended March 31, 2006 and March 31, 2005

	Three Months Ended March 31, 2006
(in thousands)	Core Business	SimpleDevices	Total
Net sales	$53,938	$235	$54,173
Depreciation and amortization	792	128	920
Research and development	1,560	286	1,846
Interest income, net	272	—	272
Income (loss) before income taxes	4,557	(1,316)	3,241
Assets	$148,238	$104	$148,342

	Three Months Ended March 31, 2005
	Core Business	SimpleDevices	Total
Net sales	$40,979	$523	$41,502
Depreciation and amortization	758	122	880
Research and development	1,600	—	1,600
Interest income, net	218	—	218
Income (loss) before income taxes	3,543	(689)	2,854
Assets	$128,268	$4,754	$133,022
Our sales to external customers by geographic area are presented below:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net Sales United States	$32,174	$23,828
International:
United Kingdom	5,268	4,168
Asia	6,925	2,743
Spain	1,281	2,390
Germany	1,548	2,092
France	885	1,430
Switzerland	411	1,114
South Africa	1,440	327
All Other	4,241	3,410

Total International	21,999	17,674

Total Net Sales	$54,173	$41,502

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our geographic Long-Lived asset information is as follows:

	March 31, 2006	December 31, 2005
Long-lived Tangible Assets
United States	$3,330	$3,137
International	2,030	1,618

Total	$5,360	$4,755

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

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Three Months Ended March 31, 2006	$414	$92	$(50)	$456
Three Months Ended March 31, 2005	$183	$24	$(10)	$197
Commitments and Contingencies
We are parties to lawsuits and claims arising in the normal course of our business.
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include claims between the distributor and two of our other subsidiaries, namely, Universal Electronics BV (“UEBV”), One For All Iberia SL, such that the proceeding covers all claims and counterclaims between the various parties and further agreed that before any judgments are to be paid, all matters of conflict between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of the subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The subsidiary has appealed this decision and asked the court to stay the execution of the judgment as it is part of the overall litigation matters between the various parties. In February 2006, the court denied our subsidiary’s request and it will file an appeal seeking to stay this judgment. The amount of this judgment was charged to operations during the second quarter of 2005 and is recorded as a liability as of March 31, 2006. With respect to the remaining matters before the court, the parties met with the court appointed expert in late November 2005, and we expect the expert to finalize and file his pre-trial report to the court during the quarter ending September 30, 2006. We will continue to seek a settlement of all of these matters, but if settlement is not possible, each of the subsidiaries will continue to disagree with the allegations of the former distributor and will vigorously defended itself against the counterclaims.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the employment matter of which we intend to seek settlement, we intend to vigorously defend ourselves against them. As of December 31, 2004, because incurring a loss relating to the employment matter was both probable and estimable, a loss contingency of $191,000 was recorded and still remains on the books at March 31, 2006.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.
No Tax Shelter Penalty
No tax shelter penalty was assessed against us or any of our subsidiaries by the Internal Revenue Service (“IRS”), in fiscal year 2005 or at any other time, in connection with any transaction deemed by the IRS to be abusive or to have a significant tax avoidance purpose.
Sales Tax Audit
We are currently under a sales tax audit with the State Board of Equalization for the period July 1, 2000 through September 30, 2005. Although this sales tax audit is not complete as of March 31, 2006, it is likely we will be assessed sales tax related to sales made to a significant customer during the aforementiod period. As of March 31, 2006, we estimate the sales tax assessment to range from $200 thousand to $400 thousand; however, this significant customer has agreed to reimburse us in full for any sales tax due which relate to sales made to them. As a result, no accrual has been recorded as of March 31, 2006.

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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers nearly 253,000 individual device functions and over 2,800 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
Beginning in 2002, we began selling our Nevo® 1.0 software embedded on our chip. Nevo 2.0® was launched in July of 2004. Both of these products were featured on a series of Hewlett Packard Personal Digital Assistants (PDA), which reached their end of life during the third quarter of 2005. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named NevoSL® which we began to ship in the second quarter of the 2005. NevoSL® is a universal controller that delivers complete audio, visual and Wi-Fi digital media control for the networked home.
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the first quarter of 2007 if certain financial objectives are achieved. The performance-based payment has not been reflected as part of the purchase price as of March 31, 2006, since we believe that it is not probable that the performance metrics will be met.
The value we received from this acquisition relates primarily to SimpleDevices’ unique capabilities, as well as its complete and in-process technology. SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car. The company provides UPnP-compatible software to transform common home devices into “connected” devices — that is, devices that can find, control and share entertainment media across a home network. UPnP is an architecture for pervasive peer-to-peer network connectivity of intelligent appliances, wireless devices, and PCs of all form factors. It is designed to bring standards-based connectivity to ad hoc or unmanaged networks whether in the home, in a small business, in public spaces, or attached to the Internet. UPnP is a distributed, open networking architecture that leverages TCP/IP and the Web technologies to enable seamless proximity networking in addition to control and data transfer among networked devices in the home, office, and public spaces.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net sales	100%	100%
Cost of sales	65.9	62.1

Gross profit	34.1	37.9
Research and development expenses	3.4	3.8
Selling, general and administrative expenses	24.9	30.0

Operating expenses	28.3	33.8

Operating income	5.8	4.1
Interest income, net	0.5	0.5
Other (expense) income, net	(0.3)	2.3
Income before income taxes	6.0	6.9
Provision for income taxes	(2.0)	(2.4)

Net income	4.0%	4.5%
First Quarter 2006 versus First Quarter 2005
The following table sets forth our net sales by our Business and Consumer lines for the three months ended March 31, 2006 and 2005:

	2006		2005
	$ (million)	% of total	$ (million)	% of total
Net sales:
Business	$42.7	78.9%	$29.6	71.3%
Consumer	11.5	21.1%	11.9	28.7%

Total net sales	$54.2	100.0%	$41.5	100.0%

Overview
Net sales for the first quarter of 2006 were $54.2 million, an increase of 31% compared to $41.5 million for the first quarter of 2005. Net income for the first quarter of 2006 was $2.1 million or $0.16 per share (basic) and $0.15 per share (diluted) compared to $1.9 million or $0.14 per share (basic) and $0.13 per share (diluted) for the first quarter of 2005.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 79% of net sales for the first quarter of 2006 compared to 71% for the first quarter of 2005. Net sales in our Business lines for the first quarter of 2006 increased by 44% to $42.7 million from $29.6 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales, which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of these functions continues to increase. As a result, we expect Business category revenue to range from $158 to $168 million in 2006.
Net sales in our Consumer lines (One For All® international retail, private label, and direct import) were approximately 21% of net sales for the first quarter of 2006 compared to 29% for the first quarter of 2005. Net sales in our Consumer lines for the first quarter of 2006 decreased by 4% to $11.5 million from $11.9 million for the same period last year. The decrease in sales resulted primarily from a decrease in European retail sales, which were down 16% to $8.6 million in the first quarter of 2006 from $10.2 million in the first quarter of 2005. This decrease was primarily attributable to lower volumes in the Nordic countries and France, as well as the weakening of both the

Euro and the British Pound compared to the U.S. Dollar. The impact of the weaker currencies resulted in a decrease in net sales of approximately $0.7 million. Excluding the negative foreign exchange impact, European retail sales decreased $0.9 million. Partially offsetting this decrease was our entry into the CEDIA market, which occurred in the second quarter of 2005. This added net sales of $0.5 million and 4% to the Consumer category net sales growth as compared to the first quarter of 2005. International retail sales increased by 68% to $1.0 million in the first quarter of 2006, from $0.6 million in the first quarter of 2005. We expect Consumer category revenue to range from $55 to $65 million in 2006, with a higher percentage of retail sales occurring in the fourth quarter, consistent with prior years.
Gross profit for the first quarter of 2006 was $18.5 million compared to $15.7 million for the first quarter of 2005. Gross profit as a percentage of net sales for the first quarter of 2006 was 34.1% compared to 37.9% for the first quarter of 2005. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, representing a larger percentage of our total business. The impact of this change in mix was a 5.4% reduction in the gross profit rate. Gross profit was also negatively impacted by an additional $0.5 million of sub-contract labor expense recorded in the first quarter of 2006 as compared to the first quarter of 2005. Sub-contract labor increased as a result of the mix shift towards subscription broadcast sales as well as an increase in the number of third-party warehouse locations. Sub-contract labor contributed to a 0.8% reduction in the gross profit rate. Gross profit was also negatively impacted by the weakening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in a decrease in gross profit of approximately $0.7 million and a reduction of 0.7% in the gross profit rate. In addition, we recorded a charge to correct an error in our standard cost of $0.4 million, which reduced the gross profit rate by 0.6%. Partially offsetting these decreases in the gross profit rate was a reduction in inventory scrap expense of $0.9 million. This reduction added 2.2% to the gross profit rate. Freight expense declined $0.3 million due to the decline in the volume of units shipped using air freight, which added 1.2% to the gross profit rate. In addition, royalty expense increased $0.1 million but improved the gross margin rate by 0.3%, due to sales of Kameleon and SKY-branded retail products declining as a percentage of total sales.
Research and development expenses increased 15% from $1.6 million in the first quarter of 2005 to $1.8 million in the first quarter of 2006. The increase is due to development efforts taking place at SimpleDevices. Partially offsetting these increases was a reduction in the development of audio-video accessories for sale in our retail channel and less spending on the Nevo® platform. We expect research and development expense to remain near current levels for the full year 2006.
Selling, general and administrative expenses increased 9% from $12.4 million in the first quarter of 2005 to $13.5 million in the first quarter of 2006. Approximately $0.7 million of this increase was attributable to stock-based compensation expense, $0.5 million to payroll and benefits, $0.4 million to employee bonus expense, $0.3 million to travel and meals, and $0.2 million to increased tax and audit fees. These items were partially offset by the weakening of the Euro compared to the U.S. Dollar, which resulted in a decrease of approximately $0.4 million, lower delivery and freight expense, which decreased by $0.3 million, and bad debt expense, which decreased by $0.3 million. We expect that selling, general, and administrative expenses will range from $55 to $59 million for the full year 2006.
In the first quarter of 2006, we recorded $0.3 million of interest income compared to $0.2 million during the first quarter of 2005. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect this trend to continue throughout 2006.
For the first quarter of 2006, other expense was $0.2 million as compared to other income of $1.0 million for the first quarter of 2005. The other expense in the first quarter of 2006 was the result of a foreign currency exchange loss, compared to a foreign currency exchange gain of $0.9 million for the first quarter of 2005.
We recorded income tax expense of $1.1 million for the first quarter of 2006 compared to $1.0 million for the first quarter of 2005. Our estimated effective tax rate was 34.1% during the three months ended March 31, 2006 compared to 35.0% during the three months ended March 31, 2005. The decrease in the estimated effective tax rate was primarily due to an increase in state research and development tax credits.

SimpleDevices
SimpleDevices recorded net sales for the first quarter of 2006 of $0.2 million, a decrease of 55% compared to $0.5 million for the first quarter of 2005. The pretax loss for the first quarter of 2006 was $1.3 million compared to $0.9 million for the first quarter of 2005. Sales were down as a result of focusing the activities of SimpleDevices to engineering services related to the development of hardware utilized by its customers to run the SimplePlatforms software as opposed to non-reoccurring engineering services work. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results. The results of SimpleDevices have been included since the date of acquisition and are described below.
Gross loss for the first quarter of 2006 was $7 thousand, or 2.9% of sales, compared to gross profit of $173 thousand, or 33.0% of sales for the first quarter of 2005. Gross profit was down due to the performance of less profitable development work in the first quarter of 2006 and reduced revenues.
Research and development expenses were $0.3 million for the first quarter of 2006, compared to no research and development expense in the first quarter of 2005. Research and development expenses consisted primarily of internal and external development efforts related to SimpleDevices’ core software product.
Selling, general and administrative expenses were $1.0 million for the first quarter of 2006, compared to $0.9 million in the first quarter of 2005. Selling, general, and administrative expenses consisted primarily of engineering payroll and benefit costs as well as outside development costs.
We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs.
Liquidity and Capital Resources

		Increase
(in thousands)	March 31, 2006	(decrease)	December 31, 2005
Cash and cash equivalents	$51,379	$7,738	$43,641
Working capital	83,288	6,087	77,201

	Three months ended	Increase	Three months ended
	March 31, 2006	(decrease)	March 31, 2005
Cash provided by operating activities	$6,034	$3,083	$2,951
Cash used for investing activities	(1,370)	(230)	(1,140)
Cash provided by (used for) financing activities	1,955	3,176	(1,221)
Effect of exchange rate changes	1,119	2,965	(1,846)
Our principal source of funds is from operations. Cash provided by operating activities for the first three months of 2006 was $6.0 million as compared to $3.0 million in the first three months of 2005. The increase in cash provided by operating activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily driven by higher net sales which resulted in lower inventory levels offset partially by accounts receivable decreasing by a lesser amount in 2006 versus 2005.
Cash used for investing activities for the first three months of 2006 was $1.4 million as compared to $1.1 million for the first three months of 2005. The increase in cash used for investing activities was primarily due to the acquisition of fixed assets. Capital expenditures in the first three months of 2006 and 2005 were approximately $1.1 million and $0.9 million, respectively. These expenditures related primarily to our acquisition of product tooling. We are currently evaluating our existing and future information system requirements, and may make a significant investment to upgrade our systems in 2006.
Cash provided by financing activities for the first three months of 2006 was $2.0 million as compared to cash used for financing activities of $1.2 million for the first three months of 2005. The increase in cash provided by financing activities was primarily due to an increase of proceeds from stock options exercised. Proceeds from stock options exercised in the first three months of 2006 and 2005 were approximately $2.0 million and $0.6 million, respectively. Additionally during the three months ended March 31, 2006, we did not repurchase any treasury stock. In the first quarter of 2005, we repurchased 106,285 shares of our common stock at a cost of $1.8 million.
We hold these shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. We have authority under the Credit Facility to acquire up to 1.5 million shares of our common stock in market purchases. From the date of execution of the Credit Facility through March 31, 2006, we purchased 897,019 shares of our common stock leaving 602,981 remaining shares authorized for purchase under the Credit Facility. In 2006 we may repurchase shares of our common stock if we believe conditions are favorable.
On September 15, 2003, we entered into a three-year $15.0 million unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”). Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.08%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of this Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under this Credit Facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2006, we did not have any amounts outstanding under this Credit Facility or any outstanding import letters of credit. Furthermore, as of March 31, 2006, we were in compliance with all financial covenants required by the Credit Facility. This Credit Facility will expire in September 2006, and we are currently negotiating an extension.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Stock-Based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore we have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and, accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price. However, our options are granted at fair market value on the date of the grant.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, expected volatility for the quarter ended March 31, 2006 was based on historical volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the amount of stock-based compensation expense could be significantly different from the amount recorded in the current period.
New Accounting Pronouncements
FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP 109-1”), gives guidance under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) with respect to the provision within the American Jobs Creation Act of 2004 (“Jobs Act”) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. FSP 109-1 states that an enterprise should account for the deduction as a special deduction in accordance with SFAS 109. In addition, FSP 109-1 requires that the special deduction be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by paragraph 232 of SFAS 109. The adoption of FSP 109-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.
FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS 109, with respect to recording the potential impact of the repatriation provisions of the American Jobs Act on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Consequently, this standard did not have a material effect on our consolidated financial position, results of operations or cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, this new standard requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and we were required to adopt this standard in the first quarter of 2006, beginning on January 1, 2006. The adoption of SFAS 151 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and were required to adopt the standard in the first quarter of 2006, beginning on January 1, 2006. The adoption of SFAS 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Unless impracticable, it establishes retrospective application, for fiscal years beginning after December 15, 2005, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we were required to adopt the standard in the first quarter of fiscal 2006, beginning on January 1, 2006. The adoption of SFAS 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the financing of historical waste held by private households is to be borne collectively by producers that are selling in the market during each measurement period (to be defined by each EU-member country). The volume of equipment that qualifies as historical waste that those producers have sold in the market prior to the measurement period is not considered. Producers will be required to contribute proportionately based on their participation in the market (for example, in proportion to their respective shares of the market by type of equipment). However, the exact method to be used to compute the respective proportions to be contributed by producers will be determined by each EU-member country. For commercial users, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with these entities until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The adoption of FSP 143-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.
Stock-Based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards.
Prior to the adoption of SFAS 123R, we accounted for our stock option plans in accordance with the Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recorded at the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise price of the options. However, we had provided pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of their respective grant dates were recognized as expense over the vesting periods of those options in accordance with SFAS 123, Accounting for Stock-Based Compensation.
We adopted SFAS 123R using the modified prospective method. Under this transition method, compensation costs recognized in the three months ended March 31, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated, and we will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share in our financial statement footnote disclosures.
During the first quarter of 2006, we recorded $0.8 million in pre-tax stock-based compensation expense. The stock-based compensation was attributable to the following:

Cost of revenues	$7
Research and development expense	105
Selling, general and administrative expense	658

Total	$770

The total amount of compensation expense related to non-vested awards not yet recognized at March 31, 2006 was $5.8 million assuming the optionees continue to be employed by us, which will be recognized as compensation expense over a weighted-average life of 2.49 years as follows:

2006 (remaining nine months)	$1,953
2007	2,092
2008	1,560
2009	195

Total	$5,800

There were no modifications made to outstanding options prior to the adoption of SAFS 123R. Additionally, there have been no changes in the quantity or type of stock options or terms of share-based payment arrangements.
Factors That May Affect Financial Condition And Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed below or above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed in the 2005 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
New factors emerge from time to time, and it is not possible for us to predict all such factors, nor can we assess the impact of each such factor on our the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect of a war or terrorist activities on us or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believe; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the failure of the various markets and industries to grow or emerge as rapidly or as successfully as we believe; the lack of continued growth of our technologies and product lines addressing the market for digital media; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; the effect the Euro and other foreign currencies could have on our financial results; and other factors that may be listed from time to time in our press releases and filings with the Securities and Exchange Commission.
Outlook
Our focus is to build technology and products that make the consumer’s interaction with devices and content within the home easier and more enjoyable. The pace of change in the home is increasing. The growth of new devices, such as DVD players, PVR/DVR technologies, HDTV, and home theater solutions, to name only a few, has transformed control of the home entertainment center into a complex challenge for the consumer. The more recent introduction and projected growth of digital media technologies in the consumer’s life will further increase this complexity. We have set out to create the interface for the connected home, building a bridge between the home devices of today and the networked home of the future. We intend to invest in new products and technology, particularly in the connected home space, which will expand our business beyond the control of devices to the control of and access to content, such as digital media, to enrich the entertainment experience.
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
During 2006, we will continue to develop new products featuring our Kameleon® interface technology, a display technology that provides ease of use by illuminating only the keys needed to control each entertainment device. We are continuing development of our Nevo® technology, an embedded solution that transforms an electronic display into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0® was launched in July of 2004 as a feature on a series of HP’s handheld devices, which reached its end of life during the third quarter of 2005. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named NevoSL® which we began to ship in the second quarter of 2005. This product is designed for use in the home. In addition, we are working on product line extensions to our One For All® audio/video accessories which include digital antennas, signal boosters, television brackets and A/V cleaning products.
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
Through SimpleDevices, we will continue developing software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging, and in 2006 we look to build relationships with our customers in this category.
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
The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At March 31, 2006, we had no borrowings on our Credit Facility. The interest rate in effect on the Credit Facility as of March 31, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.08%. This Credit Facility will expire in September 2006 and we are currently negotiating an extension.
At March 31, 2006 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina, Spain and Italy. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at March 31, 2006, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from March 31, 2006, second quarter net income and cash flows would fluctuate by approximately $0.2 million and $4.0 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Exchange Act Rule 13a-15(c) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We have concluded that a material weakness existed in our internal controls over financial reporting that affected prior periods. The weakness resulted in a failure to correctly state finished goods inventory at the lower-of-cost-or-market.
During our 2006 first quarter review of finished goods inventory, we determined that our control over inventory valuation was not properly designed as it did not account for changes in the pricing of conversion costs from our suppliers, and could result in a material misstatement if not corrected. Upon this discovery, we immediately modified our internal control process to correct this weakness in our internal controls over inventory.
We have taken steps to improve our internal controls over accounting for inventory. These steps include the following items:
•	a review and update of our standard conversion costs;

•	the implementation of a more robust lower-of-cost-or-market calculation, to include conversion costs; and,

•	a redesign of the internal audit testing procedures surrounding the lower-of-cost-or-market calculation.
There were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For risk factors, see “Risk Factors” in Item 1A of Part 1, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the fiscal quarter ended March 31, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1934. In addition, we did not purchase any shares of our common stock during the fiscal quarter ended March 31, 2006.

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

Date: May 10, 2006	Universal Electronics Inc.

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