Form 10-Q
period 2006-06-30
UNIVERSAL ELECTRONICS INC
filed 2006-08-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2006

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,845,845 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on August 8, 2006.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$58,776	$43,641
Accounts receivable, net	42,397	41,861
Inventories, net	29,146	26,708
Prepaid expenses and other current assets	3,157	3,841
Income tax receivable	903	903
Deferred income taxes	2,993	2,971

Total current assets	137,372	119,925

Equipment, furniture and fixtures, net	5,389	4,352
Goodwill	10,578	10,431
Intangible assets, net	5,924	6,007
Other assets	714	403
Deferred income taxes	5,565	5,201

Total assets	$165,542	$146,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,210	$22,731
Accrued income taxes	9,876	7,551
Accrued compensation	3,469	2,766
Other accrued expenses	9,411	9,676

Total current liabilities	46,966	42,724

Long term liabilities:
Deferred income taxes	90	74
Deferred revenue	—	229

Total liabilities	47,056	43,027

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 17,252,696 and 16,963,748 shares issued at June 30, 2006 and December 31, 2005, respectively	173	169
Paid-in capital	88,360	83,220
Accumulated other comprehensive income (loss)	140	(5,265)
Retained earnings	59,549	54,994
Deferred stock-based compensation	—	(163)

	148,222	132,955

Less cost of common stock in treasury, 3,424,331 and 3,420,876 shares at June 30, 2006 and December 31, 2005, respectively	(29,736)	(29,663)

Total stockholders’ equity	118,486	103,292

Total liabilities and stockholders’ equity	$165,542	$146,319

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$52,370	$44,322	$106,543	$85,824
Cost of sales	32,788	28,604	68,473	54,389

Gross profit	19,582	15,718	38,070	31,435

Research and development expenses	1,919	1,570	3,765	3,170
Selling, general and administrative expenses	13,620	13,174	27,132	25,606

Operating income	4,043	974	7,173	2,659
Interest income, net	349	135	621	352
Other (expense) income, net	(411)	1,296	(572)	2,249

Income before provision for income taxes	3,981	2,405	7,222	5,260
Provision for income taxes	(1,562)	(860)	(2,667)	(1,859)

Net income	$2,419	$1,545	$4,555	$3,401

Earnings per share:
Basic	$0.18	$0.11	$0.33	$0.25

Diluted	$0.17	$0.11	$0.32	$0.24

Shares used in computing earnings per share:
Basic	13,802	13,467	13,722	13,493

Diluted	14,356	13,983	14,297	14,032

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash provided by operating activities:
Net income	$4,555	$3,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,915	1,820
(Recovery) provision for doubtful accounts	(14)	2,070
Provision for inventory write-downs	562	1,741
Deferred income taxes	(315)	(157)
Tax benefit from exercise of stock options	507	—
Shares issued for employee benefit plan	271	302
Stock-based compensation	1,604	242
Changes in operating assets and liabilities:
Accounts receivable	1,413	2,978
Inventory	(1,957)	(1,250)
Prepaid expenses and other assets	493	(1,137)
Accounts payable and accrued expenses	429	(3,788)
Accrued income and other taxes	1,835	1,974

Net cash provided by operating activities	11,298	8,196

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(2,115)	(1,703)
Acquisition of intangible assets	(587)	(499)
Payment for business acquired	—	(14)

Net cash used for investing activities	(2,702)	(2,216)

Cash provided by (used for) financing activities:
Proceeds from stock options exercised	3,072	1,310
Treasury stock purchase	(222)	(6,110)

Net cash provided by (used for) financing activities	2,850	(4,800)

Effect of exchange rate changes on cash	3,689	(5,121)

Net increase (decrease) in cash and cash equivalents	15,135	(3,941)

Cash and cash equivalents at beginning of period	43,641	42,472

Cash and cash equivalents at end of period	$58,776	$38,531

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All the significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
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
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of estimated forfeitures and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the service period of the award, which is generally the option vesting term of three to four years. We estimated the annual forfeiture rate for our executives, board of directors and non-executive employees to be 2.41% and 5.95% as of June 30, 2006, respectively, based on historical experience. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based compensation for public companies. We have applied the provisions of SAB 107 to our adoption of SFAS 123R.
Prior to January 1, 2006, we accounted for options granted under our plans using the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant options with an exercise price equal to the market value of the common stock on the date of grant; therefore no compensation expense was recognized related to those options for the three and six months ended June 30, 2005.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, as if the fair value method had been adopted as defined by SFAS 123. Under SFAS 123, compensation expense is computed based on the fair value of the stock options granted and is recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of the options granted was determined at the date of grant using the Black-Scholes option valuation model.
During the three and six months ended June 30, 2006, we recorded $0.7 million and $1.4 million, respectively, in pre-tax stock-based compensation expense. The stock-based compensation was attributable to the following:

	Three months	Six months
	Ended,	Ended,
(In thousands)	June 30, 2006	June 30, 2006
Cost of sales	$6	$13
Research and development	94	199
Selling, general and administrative	571	1,229

Total stock-based compensation expense before income taxes	$671	$1,441
The total amount of compensation expense related to non-vested awards not yet recognized as of June 30, 2006 was $5.1 million, which is expected to be recognized over a weighted-average life of 2.29 years.
As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for income before income taxes and net income for the three months ended June 30, 2006 was $0.7 million and $0.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended June 30, 2006 was $0.03 and $0.03 per share, respectively.
For the six months ended June 30, 2006, impact to the Consolidated Financial Statements for income before income taxes and net income was $1.4 million and $1.0 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the six months ended June 30, 2006 was $0.07 and $0.07 per share, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. In the three and six months ended June 30, 2006, there were no tax benefits resulting from tax deductions in excess of the compensation cost recognized.
SFAS 123R requires that we continue to provide the pro forma disclosures required by SFAS 123 for all periods presented in which share-based payments to employees are accounted for under APB 25. The following table illustrates the effect on net income and net income per share for the three and six months ended June 30, 2005 as if we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months	Six Months
	Ended	Ended
(In thousands, except per share amounts)	June 30, 2005	June 30, 2005
Net income as reported	$1,545	$3,401
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(597)	(1,252)

Pro forma	$948	$2,149

Basic earnings per share:
As reported	$0.11	$0.25
Pro forma	$0.07	$0.16
Diluted earnings per share:
As reported	$0.11	$0.24
Pro forma	$0.07	$0.15
In light of new accounting guidance under SFAS 123R, beginning the first quarter 2006 we re-evaluated our assumptions used in estimating the fair value of employee options granted in 2006. As part of this assessment, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we continued to use historical volatility to determine expected volatility.
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
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006 (1)	2005	2006 (1)	2005
Weighted average fair value of grants	$8.07	$7.70	$8.09	$9.32
Risk-free interest rate	4.96%	3.96%	4.75%	3.71%
Expected volatility	42.12%	47.66%	42.89%	58.78%
Expected life in years	5.35	5.00	5.35	5.00

(1)	The fair value calculation was based on stock options granted during the period. During the three and six months ended June 30, 2006, we granted 2,000 and 4,500 stock options to non-executive employees, respectively. There were no stock options granted to executives or directors during the three and six months ended June 30, 2006.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of stock option activity for the six months ended June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)

Outstanding at December 31, 2005	3,150,550	$13.70
Granted	4,500	17.63		$3,072
Exercised	(273,513)	11.23
Forfeited/cancelled/expired	(73,750)	15.92

Outstanding at June 30, 2006	2,807,787	$13.97	5.89	$11,463

Vested and expected to vest at June 30, 2006	2,736,237	$13.90	5.83	$11,382

Exercisable at June 30, 2006	1,997,516	$13.52	5.01	$9,320
Cash received from option exercises for the three and six months ended June 30, 2006 was $1.1 million and $3.1 million, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards was $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively.
On June 13, 2006, the stockholders approved the 2006 Stock Incentive Plan at our Annual Meeting. We have reserved and made available 1,000,000 shares of our common stock for issuance under the 2006 Stock Incentive Plan. As of June 30, 2006, no options or other award have been issued under the Plan.
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
Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(In thousands)	2006	2005
Accounts receivable, gross	$46,266	$45,732
Allowance for doubtful accounts	(2,421)	(2,296)
Allowance for sales returns	(1,448)	(1,575)

Accounts receivable, net	$42,397	$41,861

Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts is our best estimate of losses resulting from the inability of our customers to make their required payments. We maintain an allowance for doubtful accounts based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables are further adjusted, either upward or downward.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Significant Customers
We had sales to one significant customer of $7.0 million and $7.0 million, representing 13.3% and 15.8% of our net sales for the three months ended June 30, 2006 and 2005, respectively. Our trade receivable with this customer amounted to $3.4 million or 8.0% and $2.1 million or 5.1% of our total accounts receivable at June 30, 2006 and December 31, 2005, respectively. In addition we had sales to a customer and its sub-contractors that, when combined, totaled $7.0 million and $8.0 million, accounting for 12.7% and 18.0% of net sales for the three months ended June 30, 2006 and 2005, respectively. Our trade receivable with this customer and its subcontractors amounted to $5.1 million or 12.1% and $3.3 million or 7.8% of our total trade receivable balance at June 30, 2006 and December 31, 2005, respectively. There were no other customers with purchases greater than ten percent of the total net sales at June 30, 2006 and June 30, 2005.
We had sales to one significant customer of $14.0 million and $11.8 million, representing 13.1% and 13.7% of our net sales for the six months ended June 30, 2006 and 2005, respectively. In addition, for the same periods, we had sales to a customer and its subcontractors that, when combined, totaled $18.7 million and $16.9 million accounting for 17.5% and 19.7% of net sales for the six months ended June 30, 2006 and 2005, respectively.
The future loss of these customers or any key customer, either in the United States or abroad, or our inability to obtain orders or maintain our order volume with our major customers, likely would have an adverse effect on our financial condition, results of operations and cash flows.
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
Net inventories consisted of the following at June 30, 2006 and December 31, 2005:

(In thousands)	June 30, 2006	December 31, 2005
Components	$6,483	$5,508
Finished goods	24,641	23,474
Reserve for inventory scrap	(1,978)	(2,274)

Inventory, net	$29,146	$26,708

During the quarter ended June 30, 2006 inventory write-downs totaled $0.3 million compared to $0.8 million for the quarter ended June 30, 2005. During the six months ended June 30, 2006 inventory write-downs totaled $0.6

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
million compared to $1.7 million recorded in the six months ended June 30, 2005. Inventory write-downs are a normal part of our business, and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from one main source. Purchases from this major supplier amounted to $4.2 million and $2.4 million, representing 11.4% and 10.3%, respectively, of total inventory purchases for the three months ended June 30, 2006 and 2005. During the six months ended June 30, 2006, purchases from this supplier amounted to $7.1 million, representing 11.2% of total inventory purchases. During the six months ended June 30, 2005, purchases from this supplier amounted to $4.9 million, representing 10.7% of total inventory purchases.
Accounts payable with the aforementioned integrated circuit supplier amounted to $1.3 million and $1.1 million, representing 5.2% and 4.7%, respectively, of total accounts payable at June 30, 2006 and December 31, 2005. There was no other IC supplier with inventory purchases greater than ten percent of the total inventory purchases at June 30, 2006 or June 30, 2005.
In addition, during the quarter ended June 30, 2006, we purchased component and finished good products from two major suppliers. Purchases from these two major suppliers amounted to $10.3 million and $4.6 million representing 27.7% and 12.3%, respectively, of total inventory purchases for the three months ended June 30, 2006. During the three months ended June 30, 2005 purchases from the same two suppliers amounted to $9.5 million and $2.3 million representing 41.0% and 10.0%, respectively, of total inventory purchases.
During the six months ended June 30, 2006, purchases from these two suppliers amounted to $18.7 million and $7.5 million, representing 29.4% and 11.8% of total inventory purchases, respectively. During the six months ended June 30, 2005, purchases from these two suppliers amounted to $18.4 million and $4.4 million, representing 39.9% and 9.4% of total inventory purchases, respectively.
Accounts payable with the aforementioned two suppliers amounted to $7.6 million and $2.2 million, respectively, representing 31.3% and 9.3% of the total accounts payable at June 30, 2006. At December 31, 2005, accounts payable with the same suppliers amounted to $6.5 million and $1.9 million, respectively, representing 28.5% and 8.3% of the total accounts payable. There was no other component and finished goods supplier with inventory purchases greater than ten percent of the total inventory purchases at June 30, 2006 or June 30, 2005.
Income Taxes
We use the estimated effective tax rate for the year to determine our provision for income taxes for interim periods. We recorded income tax expense of $1.6 million for the three months ended June 30, 2006 compared to $0.9 million for the same period last year. Our estimated effective tax rate was 39.2% and 35.8% during the three months ended June 30, 2006 and 2005, respectively. We recorded income tax expense of $2.7 million for the six months ended June 30, 2006 compared to $1.9 million for the same period last year. Our estimated effective tax rate was 36.9% and 35.3% during the six months ended June 2006 and 2005, respectively. The increase in our effective tax rate for the three months ended June 30, 2006 versus the same period in 2005 is due primarily to unfavorable adjustments approximating $150 thousand, including interest, resulting from both federal and state tax audits.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended June 30, 2006 and 2005, 1,154,931 and 1,027,500 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six months ended June 30, 2006 and 2005, 1,131,882 and 1,027,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.
Earnings per share for the three and six months ended June 30, 2006 and 2005 are calculated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share amounts):	2006	2005	2006	2005
BASIC
Net income	$2,419	$1,545	$4,555	$3,401

Weighted-average common shares outstanding	13,802	13,467	13,722	13,493

Basic earnings per share	$0.18	$0.11	$0.33	$0.25

DILUTED
Net income	$2,419	$1,545	$4,555	$3,401

Weighted-average common shares outstanding for basic	13,802	13,467	13,722	13,493
Dilutive effect of stock options and restricted stock	554	516	575	539

Weighted-average common shares outstanding on a diluted basis	14,356	13,983	14,297	14,032

Diluted earnings per share	$0.17	$0.11	$0.32	$0.24

Comprehensive Income (Loss)
The components of comprehensive income (loss) are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Net Income	$2,419	$1,545	$4,555	$3,401
Other comprehensive income (loss):
Foreign currency translations	3,750	(4,650)	5,405	(7,540)

Comprehensive income (loss):	$6,169	$(3,105)	$9,960	$(4,139)

Other (Expense) Income, Net
The components of other (expense) income, net are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
(Loss) gain on foreign currency exchange	$(411)	$1,301	$(572)	$2,244
Other	—	(5)	—	5

Other (expense) income, net	$(411)	$1,296	$(572)	$2,249

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Accrued Expenses
The components of other accrued expense are listed below:

	June 30,	December 31,
(In thousands)	2006	2005
Accrued sales discounts/rebates	$2,291	$3,406
Accrued sales and VAT taxes	574	1,325
Accrued freight	1,336	1,041
Accrued warranties	516	414
Accrued advertising and marketing	614	566
Deferred revenue	801	762
Other	3,279	2,162

Total	$9,411	$9,676

Treasury Stock
During the six months ended June 30, 2006, we repurchased 13,455 shares of our common stock at a cost of $0.2 million. During the six months ended June 30, 2005, we repurchased 356,285 shares of our common stock at a cost of $6.1 million. These shares were recorded as shares held in treasury at cost. The shares will generally be held by us for future use as management and the Board of Directors deem appropriate. In addition, some of these shares will be used by us to compensate the outside directors of the Company. During the six months ended June 30, 2006 and June 30, 2005, shares totaling 10,000 and 10,000, respectively, were issued to the outside directors for services performed.
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition, but we do not expect FIN 48 to have a material impact.
In March 2006, the Task Force of the FASB issued EITF No. 06-3 “How Taxes Collected from Customers and Remitted to the Governmental Authorities Should be Presented in the Income Statement (That is Gross versus Net Presentation).” EITF 06-3 provides guidance on the presentation of taxes remitted to governmental authorities on the income statement. The Task Force reached the conclusion that the presentation of taxes on either gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. Any such taxes that are reported on a gross basis should be disclosed if amounts are significant. EITF 06-3 is effective for years beginning after December 15, 2006. We record sales tax on a net basis. This is included in accrued sales tax and VAT.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill and Intangible Assets
We are composed of two operating segments. Under the requirements of SFAS 142, “Goodwill and Intangible Assets”, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within the operating segment “Core Business.” SimpleDevices, Inc. (“SimpleDevices”) is the other operating segment and is a “reporting unit” as well.
Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000. We acquired SimpleDevices in 2004, and of the total purchase price, approximately $7.1 million was allocated to goodwill.
Goodwill information for each reporting unit is as follows:

	June 30,	December 31,
(In thousands)	2006	2005
Core Business Segment
Domestic	$1,191	$1,191
International*	2,264	2,117

	3,455	3,308
SimpleDevices	7,123	7,123

Total Goodwill	$10,578	$10,431

*	The difference in international goodwill reported at June 30, 2006, as compared to the goodwill reported at December 31, 2005, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Besides goodwill, our intangible assets consist principally of distribution rights, patents, trademarks, purchased technologies and capitalized software costs. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to ten years.
Information regarding our other intangible assets is as follows (in thousands):

	June 30, 2006	December 31, 2005
Carrying amount:
Distribution rights (10 years)	$368	$340
Patents (10 years)	5,278	4,726
Trademark and trade names (10 years)	889	885
Developed and core technology (5 years)	2,410	2,410
Capitalized software (2 years)	898	898
Other (5-7 years)	370	372

Total carrying amount	$10,213	$9,631

Accumulated amortization:
Distribution rights	$49	$45
Patents	2,029	1,816
Trademark and trade names	161	118
Developed and core technology	1,234	993
Capitalized software	686	559
Other	130	93

Total accumulated amortization	$4,289	$3,624

Net carrying amount:
Distribution rights	$319	$295
Patents	3,249	2,910
Trademark and trade names	728	767
Developed and core technology	1,176	1,417
Capitalized software	212	339
Other	240	279

Total net carrying amount	$5,924	$6,007

Amortization expense for the three and six months ended June 30, 2006 was approximately $0.3 million and $0.6 million, respectively. Amortization expense for the three and six months ended June 30, 2005 was approximately $0.3 million and $0.5 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 are as follows
(in thousands):

2006 (remaining six months)	$730
2007	1,173
2008	1,049
2009	949
2010	649
Thereafter	1,374

$5,924

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
We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $159 thousand for the quarter ended June 30, 2006, and a net pre-tax gain of approximately $35 thousand for the quarter ended June 30, 2005. For the six months ended June 30, 2006 and 2005, we had a net pre-tax gain of $35 thousand and net pre-tax loss of $179 thousand, respectively. We had three foreign currency exchange contracts outstanding at June 30, 2006, a forward contract with a notional value of $7.0 million and two options structures known as participating forwards, both with a notional value of $6.25 million. We had two foreign currency exchange contracts outstanding at December 31, 2005, a forward contract with a notional value of $11.0 million, and a participating forward with a notional value of $25.0 million.
Forward Contract
We held a USD/Euro forward contract with a notional value of $7.0 million and a forward rate of $1.2590/Euro as of June 30, 2006, due for settlement on July 21, 2006. We held the Euro position on this contract. The value of this contract was $116 thousand at June 30, 2006. This contract is included in prepaid expenses and other current assets.
Participating Forwards
We entered into a USD/Euro and a USD/GBP participating forward with 50% participation rates and notional values of $6.25 million in April 2006. The strike prices of the participating forwards are $1.1865 (USD/Euro) and $1.6900 (USD/GBP). The contracts expire on December 29, 2006. The loss recorded related to these contracts was $535 thousand during the quarter and six months ended June 30, 2006. The value of these contracts was approximately -($0.5) million at June 30, 2006. These contracts are included in other accrued expenses.
Business Segments and Foreign Operations
Industry Segments
We have two reportable segments, Core Business and SimpleDevices. In our Core Business segment, we have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. The various channels of distribution utilized by our Core Business segment include international retail, private label, OEMs, cable and satellite service providers and companies in the computing industry. SimpleDevices, based in San Mateo, California, develops software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems, cell phones and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result of the performance based incentive and other factors, management has reviewed SimpleDevices’ discrete operating results since the acquisition. This review and factors, including product differences, current management structure, distribution methods, and economic characteristics, supported our conclusion as of June 30, 2006 and December 31, 2005 that SimpleDevices is a reportable segment in accordance with SFAS 131. In the future, as the integration of SimpleDevices’ operations continues and the performance based incentive expires, we may or may not determine that SimpleDevices continues to be a reportable segment in accordance with SFAS 131.
Measurement of Profit or Loss of Segment Assets
The disaggregated financial results of our reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which we internally disaggregate financial information for the purposes of making internal operating and resource allocation decisions. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies, except that the segment information does not include a full allocation of corporate overhead costs between the SimpleDevices and Core Business segments.
Segment Income (Loss) and Assets for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
(in thousands)	Core Business	SimpleDevices	Total
Net sales	$52,252	$118	$52,370
Depreciation and amortization	866	129	995
Research and development	1,583	336	1,919
Interest income, net	349	—	349
Income (loss) before income taxes	5,104	(1,123)	3,981
Assets	$162,418	$3,124	$165,542

	Three Months Ended June 30, 2005
(in thousands)	Core Business	SimpleDevices	Total
Net sales	$44,195	$127	$44,322
Depreciation and amortization	818	122	940
Research and development	1,570	—	1,570
Interest income, net	135	—	135
Income (loss) before income taxes	3,480	(1,075)	2,405
Assets	$124,299	$3,215	$127,514
Segment Income (Loss) and Assets for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006
(in thousands)	Core Business	SimpleDevices	Total
Net sales	$106,189	$354	$106,543
Depreciation and amortization	1,659	256	1,915
Research and development	3,144	621	3,765
Interest income, net	621	—	621
Income (loss) before income taxes	9,661	(2,439)	7,222
Assets	$162,418	$3,124	$165,542

	Six Months Ended June 30, 2005
(in thousands)	Core Business	SimpleDevices	Total
Net sales	$85,173	$651	$85,824
Depreciation and amortization	1,576	244	1,820
Research and development	3,170	—	3,170
Interest income, net	352	—	352
Income (loss) before income taxes	7,023	(1,763)	5,260
Assets	$124,299	$3,215	$127,514

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our sales to external customers by geographic area are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Net Sales
United States	$25,901	$25,741	$58,075	$49,046
International:
United Kingdom	4,870	3,893	9,730	8,061
Asia	8,015	3,690	14,940	6,432
Spain	2,332	1,739	4,021	4,129
Germany	1,645	1,543	3,193	3,636
France	1,470	1,644	2,355	3,074
Argentina	836	192	1,353	342
Australia	828	559	1,380	1,106
Switzerland	162	1,840	573	2,953
South Africa	1,933	745	3,373	1,072
All Other	4,378	2,736	7,550	5,973

Total International	26,469	18,581	48,468	36,778

Total Net Sales	$52,370	$44,322	$106,543	$85,824

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries. Revenue for Australia and Argentina are separately disclosed beginning quarter ended June 30, 2006.
Our geographic Long-Lived asset information is as follows:

(In thousands)	June 30, 2006	December 31, 2005
Long-lived Tangible Assets
United States	$3,893	$3,137
International	2,210	1,618

Total	$6,103	$4,755

At June 30, 2006, we had approximately $2.9 million and $55.9 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2005, we had approximately $1.0 million and $42.6 million of cash and cash equivalents in the United States and Europe, respectively.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses, which are included in cost of sales, as we sell the related products. Because warranty expense is a forecast based on the best available information, mostly historical claims experience, actual claim costs may differ from the amounts provided. The change in the liability for product warranties is presented below (in thousands):

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Six Months Ended June 30, 2006	$414	$222	$(120)	$516
Six Months Ended June 30, 2005	$183	$69	$(29)	$223
Commitments and Contingencies
We are parties to lawsuits and claims arising in the normal course of our business.
In July 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI has infringed certain of the our patents. RTI has not yet answered our complaint but it is expected that it will do so before September 30, 2006. We will seek a settlement of this matter, but if settlement is not possible, we intend to pursue this matter vigorously.
There are no other material pending legal proceedings nor any changes in any material pending legal matters previously disclosed other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the matters which we intend to seek settlement, we intend to vigorously defend ourselves against them, or, in the case in which we are plaintiff, to pursue them.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.
No Tax Shelter Penalty
No tax shelter penalty was assessed against us or any of our subsidiaries by the Internal Revenue Service (“IRS”), in fiscal year 2005, the fist or second quarter of this year, or at any other time, in connection with any transaction deemed by the IRS to be abusive or to have a significant tax avoidance purpose.
Sales Tax Audit
We are currently under a sales tax audit by the State Board of Equalization for the period July 1, 2000 through September 30, 2005. Although this sales tax audit is not complete as of June 30, 2006, it is likely we will be assessed sales tax related to sales made to a significant customer during the aforementioned period. As of June 30, 2006, we estimated the sales tax assessment to be approximately $400 thousand; however, this customer has agreed to reimburse us in full for any sales tax due which relate to sales made to them. As a result, no accrual has been recorded as of June 30, 2006.

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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers nearly 263,000 individual device functions and over 2,800 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
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
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the first quarter of 2007 if certain financial objectives are achieved. The performance-based payment has not been reflected as part of the purchase price as of June 30, 2006, since we believe that it is not probable that the performance metrics will be met.
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
Since acquiring SimpleDevices, we have integrated, and in certain respects improved upon, SimpleDevices’ technologies with and into our own resulting in the creation of new wireless control devices that will allow for media control. Moreover, through this integration of technologies, we have improved and expanded our relationships with our customers and with SimpleDevices’ customers. In addition, we have methodically integrated SimpleDevices’ operations and administrative functions into our own resulting in both operational efficiencies and cost savings.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales	62.6	64.5	64.3	63.4

Gross profit	37.4	35.5	35.7	36.6
Research and development expenses	3.7	3.5	3.5	3.7
Selling, general and administrative expenses	26.0	29.8	25.5	29.8

Operating expenses	29.7	33.3	29.0	33.5

Operating income	7.7	2.2	6.7	3.1
Interest income, net	0.7	0.3	0.6	0.4
Other (expense) income	(0.8)	2.9	(0.5)	2.6
Income before income taxes	7.6	5.4	6.8	6.1
Provision for income taxes	(3.0)	(1.9)	(2.5)	(2.1)

Net income	4.6%	3.5%	4.3%	4.0%
Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005:
The following table sets forth our net sales by our Business and Consumer lines for the three months ended June 30, 2006 and 2005:

	2006		2005
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$40.4	77.1%	$32.5	73.4%
Consumer	12.0	22.9%	11.8	26.6%

Total net sales	$52.4	100.0%	$44.3	100.0%

Overview
Net sales for the second quarter of 2006 were $52.4 million, an increase of 18% compared to $44.3 million for the second quarter of 2005. Net income for the second quarter of 2006 was $2.4 million or $0.18 per share (basic) and $0.17 per share (diluted) compared to $1.5 million or $0.11 per share (basic) and $0.11 per share (diluted) for the second quarter of 2005.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 77% of net sales for the second quarter of 2006 compared to 73% for the second quarter of 2005. Net sales in our Business lines for the second quarter of 2006 increased by 24% to $40.4 million from $32.5 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales and the sale of products with slightly higher prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of these functions continues to increase. As a result, we expect Business category revenue to range from $161 to $166 million in 2006.
Net sales in our Consumer lines (One For All® international retail, private label, custom installers, and direct import) were approximately 23% of net sales for the second quarter of 2006 compared to 27% for the second quarter of 2005. Net sales in our Consumer lines for the second quarter of 2006 increased by 2% to $12.0 million from

$11.8 million for the same period last year. The increase in sales resulted primarily from an increase in international retail sales, which were $1.2 million in the second quarter of 2006, up from $0.5 million in the second quarter of 2005. This increase was due to stronger sales in Australia and Argentina. This increase was also driven by our entry into the CEDIA market, which occurred late in the second quarter of 2005. This added net sales of $0.5 million and 5% to the Consumer category net sales growth in the second quarter of 2006 as compared to the second quarter of 2005. Partially offsetting these increases were decreases in private label sales, which were down by $0.7 million, and in direct import sales, down by $0.4 million. The decline in both private label and direct import sales are directly attributable to a decrease in the demand for Kameleon products. We expect Consumer category revenue to range from $57 to $62 million in 2006, with a higher percentage of retail sales occurring in the fourth quarter, consistent with prior years.
Gross profit for the second quarter of 2006 was $19.6 million compared to $15.7 million for the second quarter of 2005. Gross profit as a percentage of net sales for the second quarter of 2006 was 37.4% compared to 35.5% for the second quarter of 2005. The increase in gross profit as a percentage of net sales was primarily attributable to the decline in the volume of units shipped using air freight, which added 1.9% to the gross profit rate and improved gross profit by $0.8 million. A reduction in inventory scrap expense of $0.3 million added 0.8% to the gross profit rate. The reduction of inventory scrap expense was driven by the sell-through of slow-moving inventory and generally improved inventory management. Partially offsetting these increases was a shift in mix towards subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, representing a larger percentage of our total business. The impact of this change in mix was a 0.6% reduction in the gross profit rate. Gross profit was also negatively impacted by an additional $0.3 million of sub-contract labor expense recorded in the second quarter of 2006 as compared to the second quarter of 2005. Sub-contract labor increased as a result of the mix shift towards subscription broadcast sales as well as an increase in the number of third-party warehouse locations. Sub-contract labor contributed to a 0.3% reduction in the gross profit rate.
Research and development expenses increased 22% from $1.6 million in the second quarter of 2005 to $1.9 million in the second quarter of 2006. Approximately $0.1 million of this increase was attributable to stock-based compensation expense. The remainder of the increase is due to development efforts taking place at SimpleDevices and increased spending on the development of audio-video accessories for sale in our retail channel. Partially offsetting these increases was less spending on the Nevo® platform. We expect research and development expense to range from $7.0 and $8.0 million for the full year 2006.
Selling, general and administrative expenses increased 3% from $13.2 million in the second quarter of 2005 to $13.6 million in the second quarter of 2006. Approximately $0.9 million of this increase was attributable to payroll and benefits due to increase in headcount, $0.6 million to stock-based compensation expense due to implementation of SFAS 123R, $0.3 million to advertising, $0.2 million to employee bonus expense, and $0.2 million to travel and meals. These items were partially offset by a reduction in bad debt expense, which decreased by $1.8 million, primarily due to the $1.6 million write-down of a receivable due from a former European distributor in the second quarter 2005. We expect that selling, general, and administrative expenses will range from $56 to $58 million for the full year 2006.
In the second quarter of 2006, we recorded $0.3 million of net interest income compared to $0.1 million during the second quarter of 2005. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect this trend to continue throughout 2006.
For the second quarter of 2006, net other expense was $0.4 million as compared to net other income of $1.3 million for the second quarter of 2005. The net other expense in the second quarter of 2006 was the result of a foreign currency exchange loss of $0.4 million, compared to a foreign currency exchange gain of $1.3 million for the second quarter of 2005. The foreign currency loss in the second quarter of 2006 was due to the losses incurred on the participating forward contracts that were put in place in April 2006. $1.0 million of the foreign currency gain in the second quarter of 2005 was due to the gain incurred on the participating forward contract that was put in place in April 2005 and $0.3 million was due to unhedged balances held in foreign currency.
We recorded income tax expense of $1.6 million for the second quarter of 2006 compared to $0.9 million for the second quarter of 2005. Our estimated effective tax rate was 39.2% during the three months ended June 30, 2006 compared to 35.8 % during the three months ended June 30, 2005. The increase in the estimated effective tax rate was primarily due to unfavorable adjustments of approximately $150 thousand, including interest, that were identified during the audits of prior year tax returns that were conducted by both federal and state tax authorities.
SimpleDevices
SimpleDevices recorded net sales for the second quarter of 2006 of $118 thousand, a decrease of 7% compared to $127 thousand for the second quarter of 2005. The pre-tax loss for the second quarter of 2006 was $1.1 million compared to $1.1 million for the second quarter of 2005. Sales were down by $9 thousand as a result of focusing the activities of SimpleDevices to engineering services related to the development of hardware utilized by its customers to run the SimplePlatforms software as opposed to non-recurring engineering services work. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results. The results of SimpleDevices have been included since the date of acquisition and are described below.
Gross loss for the second quarter of 2006 was $20 thousand compared to gross loss of $100 thousand for the second quarter of 2005. Gross loss decreased by $80 thousand due to the performance of more profitable development work in the second quarter of 2006.
Research and development expenses were $0.3 million for the second quarter of 2006, compared to no research and development expense in the second quarter of 2005. Research and development expenses consisted primarily of internal and external development efforts related to SimpleDevices’ core software product.
Selling, general and administrative expenses were $0.8 million for the second quarter of 2006, compared to $1.1 million in the second quarter of 2005. Selling, general, and administrative expenses consisted primarily of engineering payroll and benefit costs as well as outside development costs.
We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs.
Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005:
The following table sets forth our net sales by our Business and Consumer lines for the six months ended June 30, 2006 and 2005:

	2006		2005
	$ (million)	% of total	$ (million)	% of total
Net sales:
Business	$83.1	78.0%	$62.1	72.4%
Consumer	23.3	22.0%	23.7	27.6%

Total net sales	$106.5	100.0%	$85.8	100.0%

Consolidated
Net sales for the six months ended June 30, 2006 were $106.5 million, an increase of 24% compared to $85.8 million for the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $4.6 million or $0.33 per share (basic) and $0.32 per share (diluted) compared to $3.4 million or $0.25 per share (basic) and $0.24 per share (diluted) for the six months ended June 30, 2005.
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 78% of net sales for the six months ended June 30, 2006 compared to 72% for the six months ended June 30, 2005. Net sales in our Business lines for the six months ended June 30, 2006 increased by 34% to $83.1 million from $62.1 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales and the sale of products with slightly higher prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of these functions continues to increase. As a result, we expect Business category revenue to range from $161 to $166 million in 2006.
Net sales in our Consumer lines (One For All® international retail, private label, custom installers and direct import) were approximately 22% of net sales for the six months ended June 30, 2006 compared to 28% for the six months ended June 30, 2005. Net sales in our Consumer lines for the six months ended June 30, 2006 decreased by 1% to $23.3 million from $23.7 million for the same period last year. The decrease in sales resulted primarily from a decrease in European retail sales, which were down 8% to $17.4 million in the six months ended June 30, 2006 from $18.9 million in the six months ended June 30, 2005. This decrease was primarily attributable to lower volumes in the Nordic countries and France, as well as the weakening of both the Euro and British Pound compared to the U.S. Dollar. The impact of the weaker currencies resulted in a decrease in net sales of approximately $0.9 million. Excluding the negative foreign exchange impact, European retail sales decreased $0.7 million. Additionally, we experienced decreases in private label sales, which were down by $0.6 million, and in direct import sales, down by $0.2 million. Both decreases were driven by slowing sales of Kameleon products. Partially offsetting these decreases was our entry into the CEDIA market, which occurred late in the second quarter of 2005. This added net sales of $1.0 million and 4% to Consumer category net sales growth as compared to the six months ended June 30, 2005. International retail sales increased by 101% to $2.2 million in the six months ended June 30, 2006, from $1.1 million in the six months ended June 30, 2005, driven by strength in Australia, New Zealand, and Argentina. We expect Consumer category revenue to range from $57 to $62 million in 2006, with a higher percentage of retail sales occurring in the fourth quarter, consistent with prior years.
Gross profit for the six months ended June 30, 2006 was $38.1 million compared to $31.4 million for the six months ended June 30, 2005. Gross profit as a percentage of net sales for the six months ended June 30, 2006 was 35.7% compared to 36.6% for the six months ended June 30, 2005. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, representing a larger percentage of our total business. The impact of this change in mix was a 3.1% reduction in the gross profit rate. Additional sub-contract labor expense also negatively impacted gross profit by $0.8 million in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Sub-contract labor increased as a result of the mix shift towards subscription broadcast sales as well as an increase in the number of third-party warehouse locations. Sub-contract labor contributed to a 0.5% reduction in the gross profit rate. Gross profit was also negatively impacted by the weakening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in a decrease in gross profit of approximately $0.8 million and deducted 0.4% from the gross profit rate. These items were partially offset by the decline in the volume of units shipped using air freight, which added 1.5% to the gross profit rate and improved gross profit by $1.1 million. A reduction in inventory scrap expense of $1.2 million added 1.5% to the gross profit rate. The reduction of inventory scrap expense was driven by the sell-through of slow-moving inventory and generally improved inventory management.
Research and development expenses increased 19% from $3.2 million in the six months ended June 30, 2005 to $3.8 million in the six months ended June 30, 2006. Approximately $0.2 million of this increase was attributable to stock-based compensation expense as a result of implementation of SFAS 123R. The remainder of the increase is due to development efforts taking place at SimpleDevices and increased spending on the development of audio-video accessories for sale in our retail channel. Partially offsetting these increases was less spending on the Nevo® platform. We expect research and development expense to range from $7.0 and $8.0 million for the full year 2006.
Selling, general and administrative expenses increased 6% from $25.6 million in the six months ended June 30, 2005 to $27.1 million in the six months ended June 30, 2006. Approximately $1.2 million of this increase was attributable to stock-based compensation expense, $1.1 million to payroll and benefits, $0.5 million to employee bonus expense, $0.4 million to travel and meals, $0.3 million to advertising, and $0.2 million to telephone and data communications costs. These items were partially offset by a reduction in bad debt expense, which decreased by $2.1 million, primarily due to the $1.6 million write-down of a receivable due from a former European distributor in the second quarter of 2005. In addition, the weakening of the Euro compared to the U.S. Dollar resulted in a decrease of approximately $0.5 million. We expect that selling, general, and administrative expenses will range from $56 to $58 million for the full year 2006.

In the six months ended June 30, 2006, we recorded $0.6 million of net interest income compared to $0.4 million during the six months ended June 30, 2005. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect this trend to continue throughout 2006.
For the six months ended June 30, 2006, net other expense was $0.6 million as compared to $2.2 million of net other income for the six months ended June 30, 2005. Approximately $0.6 million of net other loss in the six months ended June 30, 2006 was the result of a foreign exchange loss, compared to a foreign exchange gain of $2.2 million for the six months ended June 30, 2005.
We recorded income tax expense of $2.7 million for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005. Our effective tax rate was 36.9% during the six months ended June 30, 2006 compared to 35.3% during the six months ended June 30, 2005. The increase in the estimated effective tax rate was primarily due to unfavorable adjustments of approximately $150 thousand, including interest, that were identified during the audits of prior year tax returns that were conducted by both federal and state tax authorities.
SimpleDevices
SimpleDevices recorded net sales of $0.4 million and a pre-tax loss of $2.4 million during the six months ended June 30, 2006 compared to net sales of $0.7 million in sales and a pretax loss of $1.8 million for the six months ended June 30, 2005. Sales were down by $0.3 million as a result of focusing the activities of SimpleDevices on engineering services related to the development of hardware utilized by its customers to run the SimplePlatforms software as opposed to non-recurring engineering services work. Sales attributable to SimpleDevices are included in our Business category when we discuss consolidated results. The results of SimpleDevices have been included since the date of acquisition and are described below.
Gross loss for the six months ended June 30, 2006, was $27 thousand, or -7.6% of net sales, compared to gross profit of $73 thousand, or 11.2% of net sales for the same period last year. Gross profit was down due to the performance of less profitable development work and reduced revenues in the six months ended June 30, 2006.
Research and development expenses were $0.6 million for the six months ended June 30, 2006, compared to no research and development expense for the same period last year. Research and development expenses consisted primarily of internal and external development efforts related to SimpleDevices’ core software product.
Selling, general and administrative expenses were $1.8 million for the six months ended June 30, 2006 compared to $1.8 million for the same period last year. Selling, general, and administrative expenses consisted primarily of engineering payroll and benefit costs as well as outside development costs.
We anticipate that sales generated as a result of software customization and engineering services will begin to decline as a percentage of total sales as software licensing fees and the associated maintenance fees begin to increase. We also anticipate that gross profit and gross profit as a percentage of net sales will increase as this shift occurs.
Liquidity and Capital Resources

	June 30, 2006	Increase	December 31, 2005
Cash and cash equivalents	$58,776	$15,135	$43,641
Working capital	90,406	13,205	77,201

	Six months ended	Increase	Six months ended
	June 30, 2006	(decrease)	June 30, 2005
Cash provided by operating activities	$11,298	$3,102	$8,196
Cash used for investing activities	(2,702)	(486)	(2,216)
Cash provided by (used for) financing activities	2,850	7,650	(4,800)
Effect of exchange rate changes	3,689	8,810	(5,121)

Our principal source of funds is from operations. Cash provided by operating activities for the first six months of 2006 was $11.3 million as compared to $8.2 million in the first six months of 2005. The increase in cash provided by operating activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily driven by increased net sales of $20.7 million or 24% from $85.8 million for the six months ended June 30, 2005 compared to $106.5 million for the six months ended June 30, 2006. The increase in net sales contributed to net income increasing by approximately $1.2 million for the six months ended June 30, 2006 versus the six months ended June 30, 2005. Additionally, accounts payable and accrued expenses increased by $0.4 million during the six months ended June 30, 2006 versus a decline of $3.8 million during the six months ended June 30, 2005. These aforementioned amounts were partially offset by an increase in days sales outstanding (DSO) of approximately 73 days at June 30, 2006 versus 66 days at June 30, 2005. The increase in DSO is due primarily to extended payment terms being granted to certain high volume customers as well as a larger percentage of sales being made in the last month of the quarter in the second quarter 2006 versus the second quarter 2005.
Cash used for investing activities for the first six months of 2006 was $2.7 million as compared to $2.2 million for the first six months of 2005. The increase in cash used for investing activities was primarily due to the acquisition of fixed assets. Capital expenditures in the first six months of 2006 and 2005 were approximately $2.1 million and $1.7 million, respectively. These expenditures related primarily to the acquisition of product tooling. We are currently evaluating our existing and future information system requirements, and we may make a significant investment to upgrade our systems in 2006.
Cash provided by financing activities for the first six months of 2006 was $2.9 million as compared to cash used for financing activities of $4.8 million for the first six months of 2005. The increase in cash provided by financing activities was primarily due to a decrease in the amount of common stock repurchased in the open market. During the six months ended June 30, 2006, we repurchased 13,455 shares of our common stock at a cost of $0.2 million compared to the repurchase of 356,285 shares at a cost of $6.1 million for the six months ended June 30, 2005. In addition, proceeds from stock options exercised in the first six months of 2006 were approximately $3.1 million compared to $1.3 million for the first six months of 2005.
We hold repurchased shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. We have authority under the Credit Facility to acquire up to 1.5 million shares of our common stock in market purchases. From September 15, 2003, the date of execution of the Credit Facility, through June 30, 2006, we purchased 910,474 shares of our common stock leaving 589,526 remaining shares authorized for purchase under the Credit Facility. For the remainder of 2006, we may repurchase shares of our common stock if we believe conditions are favorable.
On September 15, 2003, we entered into a three-year $15.0 million unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”). Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.60%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2006, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of June 30, 2006, we were in compliance with all financial covenants required by the Credit Facility. The Credit Facility will expire in September 2006, and we are currently negotiating an extension.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Stock-Based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of estimated forfeitures and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the service period of the award, which is generally the option vesting term of three to four years. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based compensation for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
Prior to January 1, 2006, we accounted for options granted under these plans using the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. Under the intrinsic-value method of APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant options with an exercise price equal to the market value of the common stock on the date of grant, therefore no compensation expense was recognized related to those options for the three and six months ended June 30, 2005.
During the three and six months ended June 30, 2006, we recorded $0.7 million and $1.4 million, respectively, in pre-tax stock-based compensation expense. The stock-based compensation was attributable to the following:

	Three months	Six months
	Ended,	Ended,
(In thousands)	June 30, 2006	June 30, 2006
Cost of sales	$6	$13
Research and development	94	199
Selling, general and administrative	571	1,229

Stock-based compensation expense before income taxes	$671	$1,441

The total amount of compensation expense related to non-vested awards not yet recognized as of June 30, 2006 was $5.1 million, which is expected to be recognized over a weighted-average life of 2.29 years.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the utilization of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, expected volatility for the three and six months ended June 30, 2006 was based on historical volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the amount of stock-based compensation expense could be significantly different from the amount recorded in the current period. Refer to the Note captioned “Stock-based Compensation” included in the “Notes to the Consolidated Financial Statements” set forth above for additional disclosure regarding stock-based compensation expense.
New Accounting Pronouncements
In June 2006, the FAS issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition but do not expect this Interpretation to have a material impact.
In March 2006, the Task Force of the FASB issued EITF 06-3. EITF 06-3 provides guidance on the presentation of taxes remitted to governmental authorities on the income statement. The Task Forced reached the conclusion that the presentation of taxes on either gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion 22. Any such taxes that are reported on a gross basis should be disclosed if amounts are significant. EITF 06-3 is effective for years beginning after December 15, 2006. We record sales tax on a net basis. This is included in accrued sales tax and VAT.
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

New factors emerge from time to time, and it is not possible for us to predict all such factors, nor can we assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
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
The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At June 30, 2006, we had no borrowings on our Credit Facility. The interest rate in effect on the Credit Facility as of June 30, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.60%. The Credit Facility will expire in September 2006, and we are currently negotiating an extension.
At June 30, 2006 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina, Spain and Italy. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at June 30, 2006, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from June 30, 2006, third quarter net income and cash flows would fluctuate by approximately $0.4 million and $3.8 million, respectively.

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
During our 2006 first quarter review of finished goods inventory, we determined that our control over inventory valuation was not properly designed as it did not account for changes in the pricing of conversion costs from our suppliers, and could result in a material misstatement if not corrected. Upon this discovery, we immediately modified our internal control process to correct this weakness in our internal controls over inventory and after our review of the 2006 second quarter, we have concluded that this weakness has been remediated as of June 30, 2006.
We have taken steps to improve our internal controls over accounting for inventory. These steps included the following items:
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
In July 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI has infringed certain of the our patents. RTI has not yet answered our complaint but it is expected that it will do so before September 30, 2006. We will seek a settlement of this matter, but if settlement is not possible, we intend to pursue this matter vigorously.
There are no other material pending legal proceedings nor any changes in any material pending legal matters previously disclosed other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and, except for the matters which we intend to seek settlement, we intend to vigorously defend ourselves against them, or, in the case in which we are plaintiff, to pursue them.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.
No Tax Shelter Penalty
No tax shelter penalty was assessed against us or any of our subsidiaries by the Internal Revenue Service (“IRS”), in fiscal year 2005, the fist or second quarter of this year, or at any other time, in connection with any transaction deemed by the IRS to be abusive or to have a significant tax avoidance purpose.

ITEM 1A. RISK FACTORS
For risk factors, see “Risk Factors” in Item 1A of Part 1, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1934.
We have authority under the Credit Facility to acquire up to 1.5 million shares of our common stock in market purchases. Between September 15, 2003, the date of execution of the Credit Facility, and June 30, 2006, we purchased 910,474 shares of our common stock leaving 589,526 remaining shares authorized for purchase under the Credit Facility. We repurchased 13,455 shares during the quarter ended June 30, 2006, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable. Purchase information for the second quarter of 2006 is set forth by month in the following table:

			Total Number of	Maximum Number of
			Shares	Shares that May Yet
			Purchased as Part of	Be
	Total Number	Average	Publicly Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2006 — April 30, 2006	0	0	N/A	N/A
May 1, 2006 — May 31, 2006	0	0	N/A	N/A
June 1, 2006 — June 30, 2006	13,455	16.47	N/A	N/A

Total Q2 2006	13,455	16.47	N/A	N/A

ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting on June 13, 2006. The terms of all of our five directors expired at the meeting. Four of the directors were re-elected by the stockholders for the term indicated and one of the directors did not seek re-election. The stockholders also ratified the appointment of our independent registered public accounting firm, and approved the 2006 Stock Incentive Plan. Results of the voting were as follows:
Election of Directors:

Nominee	Term Expiring in	In Favor	Withheld
Paul D. Arling	2007	12,052,625	422,540
Bruce A. Henderson	2008	11,900,729	574,436
William C. Mulligan	2008	11,890,662	584,503
J.C. Sparkman	2008	11,893,354	581,811
Ratification of the appointment of Grant Thornton, as our independent registered public accounting firm for the year ending December 31, 2006:

In Favor	Opposed	Abstain
12,470,515	2,250	2,400
Approval of our 2006 Stock Incentive Plan:

In Favor	Opposed	Abstain
5,934,742	4,056,515	46,913
We have reserved and made available 1,000,000 shares of our common stock for issuance under the 2006 Stock Incentive Plan. As of June 30, 2006, no options or other award have been issued under the Plan.

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

Date: August 9, 2006	Universal Electronics Inc.

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