Form 10-Q
period 2006-09-30
UNIVERSAL ELECTRONICS INC
filed 2006-11-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,001,629 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on November 7, 2006.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$57,334	$43,641
Accounts receivable, net	44,833	41,861
Inventories, net	34,812	26,708
Prepaid expenses and other current assets	2,814	3,841
Income tax receivable	903	903
Deferred income taxes	2,982	2,971

Total current assets	143,678	119,925

Equipment, furniture and fixtures, net	5,518	4,352
Goodwill	10,564	10,431
Intangible assets, net	5,795	6,007
Other assets	716	403
Deferred income taxes	5,787	5,201

Total assets	$172,058	$146,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,645	$22,731
Accrued income taxes	10,565	7,551
Accrued compensation	3,676	2,766
Other accrued expenses	11,471	9,676

Total current liabilities	49,357	42,724

Long term liabilities:
Deferred income taxes	94	74
Deferred revenue	—	229

Total liabilities	49,451	43,027

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 17,304,251 and 16,963,748 shares issued at September 30, 2006 and December 31, 2005, respectively	173	169
Paid-in capital	89,666	83,220
Accumulated other comprehensive loss	(314)	(5,265)
Retained earnings	63,082	54,994
Deferred stock-based compensation	—	(163)

	152,607	132,955

Less cost of common stock in treasury, 3,438,202 and 3,420,876 shares at September 30, 2006 and December 31, 2005, respectively	(30,000)	(29,663)

Total stockholders’ equity	122,607	103,292

Total liabilities and stockholders’ equity	$172,058	$146,319

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$59,612	$46,206	$166,155	$132,030
Cost of sales	38,033	29,212	106,506	83,601

Gross profit	21,579	16,994	59,649	48,429

Research and development expenses	1,809	1,782	5,574	4,952
Selling, general and administrative expenses	15,142	11,541	42,274	37,147

Operating income	4,628	3,671	11,801	6,330
Interest income, net	437	287	1,058	639
Other (expense) income, net	(30)	(118)	(602)	2,131

Income before provision for income taxes	5,035	3,840	12,257	9,100
Provision for income taxes	(1,502)	(1,063)	(4,169)	(2,922)

Net income	$3,533	$2,777	$8,088	$6,178

Earnings per share:
Basic	$0.26	$0.21	$0.59	$0.46

Diluted	$0.25	$0.20	$0.56	$0.44

Shares used in computing earnings per share:
Basic	13,845	13,391	13,763	13,459

Diluted	14,415	13,918	14,336	13,995

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash provided by operating activities:
Net income	$8,088	$6,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,903	2,789
Provision for doubtful accounts	46	2,043
Provision for inventory write-downs	1,222	2,494
Deferred income taxes	(528)	(162)
Tax benefit from exercise of stock options	361	427
Shares issued for employee benefit plan	421	430
Stock-based compensation	2,381	324
Changes in operating assets and liabilities:
Accounts receivable	(1,136)	(1,539)
Inventory	(8,411)	(3,292)
Prepaid expenses and other assets	817	(1,070)
Accounts payable and accrued expenses	2,308	1,553
Accrued income and other taxes	2,585	2,574

Net cash provided by operating activities	11,057	12,749

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(2,887)	(2,579)
Acquisition of intangible assets	(820)	(717)

Net cash used for investing activities	(3,707)	(3,296)

Cash provided by (used for) financing activities:
Proceeds from stock options exercised	3,472	1,741
Treasury stock purchases	(560)	(6,110)
Excess tax benefit from stock-based compensation	201	—

Net cash provided by (used for) financing activities	3,113	(4,369)

Effect of exchange rate changes on cash	3,230	(5,216)

Net increase (decrease) in cash and cash equivalents	13,693	(132)

Cash and cash equivalents at beginning of period	43,641	42,472

Cash and cash equivalents at end of period	$57,334	$42,340

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All the significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
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
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of estimated forfeitures over the service period of the award, which is generally the option vesting term of three to four years. We estimated the annual forfeiture rate for our executives & board of directors and non-executive employees to be 2.41% and 5.95% as of September 30, 2006, respectively, based on historical experience. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based compensation for public companies. We have applied the provisions of SAB 107 to our adoption of SFAS 123R.
Prior to January 1, 2006, we accounted for options granted under our plans using the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Under the intrinsic-value based method of APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant options with an exercise price equal to the market value of the common stock on the date of grant; therefore no compensation expense was recognized related to those options for the three and nine months ended September 30, 2005.

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
The Company issues restricted stock awards to the outside directors for services performed. Under both APB No. 25 and SFAS No. 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year. The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date.
Under the provisions of SFAS No. 123R, which the Company adopted as of January 1, 2006, companies may no longer account for unrecognized compensation costs related to nonvested stock awards as deferred compensation. SFAS No. 123R requires that any existing balance of deferred compensation as of the adoption date be reclassified to additional paid-in capital. Because the Company adopted SFAS No. 123R on the modified prospective basis, results from prior periods have not been restated to conform to the current presentation. During the nine months ended September 30, 2006 and September 30, 2005, restricted shares totaling 15,000 and 15,000 respectively, were issued.
During the three and nine months ended September 30, 2006, we recorded $0.7 million and $2.1 million, respectively, in pre-tax stock-based compensation expense. Additionally, during the three and nine months ended September 30, 2006, we recorded $0.1 million and $0.3 million, respectively, in pre-tax restricted stock expense.
The stock-based compensation was attributable to the following:

	Three Months	Nine Months
	Ended	Ended
(In thousands)	September 30, 2006
Cost of sales	$6	$19
Research and development	92	291
Selling, general and administrative	599	1,828

Total stock-based compensation expense before income taxes	$697	$2,138
The total amount of compensation expense related to non-vested awards not yet recognized as of September 30, 2006 was $4.6 million, which is expected to be recognized over a weighted-average life of 2.17 years.
As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for income before income taxes and net income for the three months ended September 30, 2006 was $0.7 million and $0.5 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended September 30, 2006 was $0.03 and $0.03 per share, respectively.
For the nine months ended September 30, 2006, the impact to the Consolidated Financial Statements for income before income taxes and net income was $2.1 million and $1.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.10 and $0.10 per share, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. In the nine months ended September 30, 2006, approximately $201 thousand of tax benefits resulted from tax deductions in excess of the compensation cost recognized.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SFAS 123R requires that we continue to provide the pro forma disclosures required by SFAS 123 for all periods presented in which share-based payments to employees are accounted for under APB 25. The following table illustrates the effect on net income and net income per share for the three and nine months ended September 30, 2005 as if we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation.

	Three Months	Nine Months
	Ended	Ended
(In thousands, except per share amounts)	September 30, 2005
Net income as reported	$2,777	$6,178
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(638)	(1,909)

Pro forma	$2,139	$4,269

Basic earnings per share:
As reported	$0.21	$0.46
Pro forma	$0.16	$0.32
Diluted earnings per share:
As reported	$0.20	$0.44
Pro forma	$0.15	$0.30
In light of the new accounting guidance under SFAS 123R, beginning in the first quarter of 2006, we re-evaluated the assumptions used to estimate the fair value of options granted to employees in 2006. As part of this assessment, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we continued to use historical volatility to determine expected volatility.
As part of SFAS 123R adoption, we examined the historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee classifications. From this analysis, we identified two employee classifications: (1) Executive and Board of Directors and (2) Non-Executives. We use the Black-Scholes option pricing model to value the options for each of the employee classifications. The table below presents the weighted average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the two classifications identified. The interest rate for any period within the expected contractual life of the awards are based on the prevailing U.S. Treasury note rate for the applicable expected term.
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 (1)	2005	2006 (1)	2005
Weighted average fair value of grants	$7.27	$8.09	$7.36	$9.28
Risk-free interest rate	4.74%	4.12%	4.74%	3.72%
Expected volatility	38.81%	45.56%	39.25%	58.41%
Expected life in years	4.78	5.00	4.84	5.00

(1)	The fair value calculation was based on stock options granted during the period. During the three and nine months ended September 30, 2006, we granted 7,000 and 11,500 stock options to non-executive employees, respectively. There were 30,000 stock options granted to executives or directors during the three and nine months ended September 30, 2006.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of stock option activity for the nine months ended September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	3,150,550	$13.70
Granted	41,500	17.92
Exercised	(316,588)	10.87		$2,099
Forfeited/cancelled/ expired	(90,375)	16.34

Outstanding at September 30, 2006	2,785,087	$14.07	5.72	$14,099

Vested and expected to vest at September 30, 2006	2,697,573	$13.99	5.64	$13,864

Exercisable at September 30, 2006	1,958,566	$13.60	4.80	$10,930
Cash received from option exercises for the three and nine months ended September 30, 2006 was $0.4 million and $3.5 million, respectively. The actual tax benefit realized from option exercises of the share-based payment awards was $0.1 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.
As of September 30, 2006, there was $272 thousand of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 9 months. The weighted-average grant date fair value of the restricted stock awards granted during the nine months ended September 30, 2006 and 2005 was $18.14 and $16.29, respectively. The total fair value of shares vested was $242 thousand and $250 thousand for the nine months ended September 30, 2006 and 2005, respectively.
On June 13, 2006, the stockholders approved the 2006 Stock Incentive Plan at our Annual Meeting. We have reserved and made available 1,000,000 shares of our common stock for issuance under the 2006 Stock Incentive Plan. As of September 30, 2006, no options or other award have been issued under the Plan.
It is our policy to retain our earnings to support the growth of the Company. Additionally, we may retain earnings to repurchase shares of our common stock, when conditions are favorable.
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
Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(In thousands)	2006	2005
Accounts receivable, gross	$48,698	$45,732
Allowance for doubtful accounts	(2,446)	(2,296)
Allowance for sales returns	(1,419)	(1,575)

Accounts receivable, net	$44,833	$41,861

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
Significant Customers
We had sales to one significant customer of $7.0 million and $5.9 million, representing 11.7% and 12.7% of our net sales for the three months ended September 30, 2006 and 2005, respectively. Our trade receivable with this customer amounted to $3.2 million or 7.1% and $2.1 million or 5.1% of our total accounts receivable at September 30, 2006 and December 31, 2005, respectively. In addition we had sales to a customer and its sub-contractors that, when combined, totaled $11.4 million and $6.2 million, accounting for 19.2% and 13.4% of net sales for the three months ended September 30, 2006 and 2005, respectively. Our trade receivable with this customer and its subcontractors amounted to $5.3 million or 11.7% and $3.3 million or 7.8% of our total trade receivable balance at September 30, 2006 and December 31, 2005, respectively. There were no other customers with sales greater than ten percent of total net sales at September 30, 2006 and September 30, 2005.
We had sales to one significant customer of $21.1 million and $17.6 million, representing 12.7% and 13.4% of our net sales for the nine months ended September 30, 2006 and 2005, respectively. In addition, for the same periods, we had sales to a customer and its subcontractors that, when combined, totaled $30.9 million and $23.1 million accounting for 18.6% and 17.5% of net sales for the nine months ended September 30, 2006 and 2005, respectively.
The future loss of these customers or any key customer, either in the United States or abroad, or our inability to obtain orders or maintain our order volume with our major customers, would likely have an adverse effect on our financial condition, results of operations and cash flows.
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
Net inventories consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(In thousands)	2006	2005
Components	$7,258	$5,508
Finished goods	29,726	23,474
Reserve for inventory scrap	(2,172)	(2,274)

Inventory, net	$34,812	$26,708

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the quarter ended September 30, 2006 inventory write-downs totaled $0.6 million compared to $0.8 million for the quarter ended September 30, 2005. During the nine months ended September 30, 2006 inventory write-downs totaled $1.2 million compared to $2.5 million recorded in the nine months ended September 30, 2005. Inventory write-downs are a normal part of our business, and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from one main source. Purchases from this major supplier amounted to $4.5 million and $3.2 million, representing 10.9% and 12.0%, respectively, of total inventory purchases for the three months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006, purchases from this supplier amounted to $11.6 million, representing 11.1% of total inventory purchases. During the nine months ended September 30, 2005, purchases from this supplier amounted to $8.0 million, representing 11.0% of total inventory purchases.
Accounts payable with the aforementioned integrated circuit supplier amounted to $1.4 million and $1.1 million, representing 5.8% and 4.7%, respectively, of total accounts payable at September 30, 2006 and December 31, 2005. There was no other IC supplier with inventory purchases greater than ten percent of the total inventory purchases at September 30, 2006 or September 30, 2005.
In addition, during the three months ended September 30, 2006, we purchased component and finished good products from two major suppliers. Purchases from these two major suppliers amounted to $11.3 million and $5.5 million representing 27.5% and 13.5%, respectively, of total inventory purchases for the three months ended September 30, 2006. During the three months ended September 30, 2005 purchases from the same two suppliers amounted to $8.0 million and $1.0 million representing 30.2% and 3.9%, respectively, of total inventory purchases. During the three months ended September 30, 2005, there was one additional major supplier with whom we purchased $2.8 million or 10.6% of total inventory purchases. During the three months ended September 30, 2006, purchases from the same supplier amounted to $3.7 million or 9.0% of total inventory purchases.
During the nine months ended September 30, 2006, purchases from the three aforementioned component and finished good products suppliers amounted to $30.0 million, $9.1 million and $11.2 million, representing 28.7%, 8.7% and 10.7% of total inventory purchases, respectively. During the nine months ended September 30, 2005, purchases from these three suppliers amounted to $26.5 million, $2.5 million, and $7.2 million, representing 36.3%, 3.4% and 9.8% of total inventory purchases, respectively.
Accounts payable with the aforementioned three suppliers of component and finished good products amounted to $7.8 million, $3.3 million and $1.4 million respectively, representing 32.8%, 13.9% and 5.8% of the total accounts payable at September 30, 2006. At December 31, 2005, accounts payable with the same suppliers amounted to $6.5 million, $1.4 million and $1.9 million, respectively, representing 28.5%, 6.2% and 8.3% of the total accounts payable. There was no other component and finished goods supplier with inventory purchases greater than ten percent of the total inventory purchases at September 30, 2006 or September 30, 2005.
Income Taxes
We use the estimated effective tax rate for the year to determine our provision for income taxes for interim periods. We recorded income tax expense of $1.5 million for the three months ended September 30, 2006 compared to $1.1 million for the same period last year. Our estimated effective tax rate was 29.8% and 27.7% during the three months ended September 30, 2006 and 2005, respectively. We recorded income tax expense of $4.2 million for the nine months ended September 30, 2006 compared to $2.9 million for the same period last year. Our estimated effective tax rate was 34.0% and 32.1% during the nine months ended September 2006 and 2005, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended September 30, 2006 and 2005, 1,147,961 and 1,021,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the nine months ended September 30, 2006 and 2005, 1,137,242 and 1,000,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive.
Earnings per share for the three and nine months ended September 30, 2006 and 2005 are calculated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share amounts):	2006	2005	2006	2005
BASIC
Net income	$3,533	$2,777	$8,088	$6,178

Weighted-average common shares outstanding	13,845	13,391	13,763	13,459

Basic earnings per share	$0.26	$0.21	$0.59	$0.46

DILUTED
Net income	$3,533	$2,777	$8,088	$6,178

Weighted-average common shares outstanding for basic	13,845	13,391	13,763	13,459
Dilutive effect of stock options and restricted stock	570	527	573	536

Weighted-average common shares outstanding on a diluted basis	14,415	13,918	14,336	13,995

Diluted earnings per share	$0.25	$0.20	$0.56	$0.44

Comprehensive Income (Loss)
The components of comprehensive income (loss) are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006		2005
Net Income	$3,533	$2,777	$8,088		$6,178
Other comprehensive income (loss):
Foreign currency translations	(454)	(263)	4,951	*	(7,803)	**

Comprehensive income (loss):	$3,079	$2,514	$13,039		$(1,625)

*	The foreign currency translation gain of $5.0 million for the nine months ended September 30, 2006 is due to the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.27 and 1.18 at September 30, 2006 and December 31, 2005, respectively.

**	The foreign currency translation loss of $7.8 million for the nine months ended September 30, 2005 is due to the strengthening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.24 and 1.35 at September 30, 2005 and December 31, 2004, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other (Expense) Income, Net
The components of other (expense) income, net are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
(Loss) gain on foreign currency exchange	$(30)	$(113)	$(602)	$2,131
Other	—	(5)	—	—

Other (expense) income, net	$(30)	$(118)	$(602)	$2,131

Revolving Credit Line
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica for an additional three years, expiring on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.57%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2006, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of September 30, 2006, we were in compliance with all financial covenants required by the Credit Facility.
Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006, through September 30, 2006, we purchased 1,600 shares of our common stock, leaving 1,998,400 shares available, for purchase under the Credit Facility.
Other Accrued Expenses
The components of other accrued expenses are listed below:

	September 30,	December 31,
(In thousands)	2006	2005
Accrued sales discounts/rebates	$3,479	$3,406
Accrued sales and VAT taxes	695	1,325
Accrued freight	1,437	1,041
Accrued warranties	487	414
Accrued advertising and marketing	599	566
Deferred revenue	840	762
Other	3,934	2,162

Total	$11,471	$9,676

Treasury Stock
During the nine months ended September 30, 2006, we repurchased 32,326 shares of our common stock at a cost of $0.6 million. During the nine months ended September 30, 2005, we repurchased 356,285 shares of our common stock at a cost of $6.1 million. These shares were recorded as shares held in treasury at cost. The shares will generally be held by us for future use as management and the Board of Directors deem appropriate, including the compensation of outside directors of the Company. During the nine months ended September 30, 2006 and September 30, 2005, shares totaling 15,000 and 15,000, respectively, were issued to the outside directors for services performed.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.
In March 2006, the Task Force of the FASB issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to the Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation). EITF 06-3 provides guidance on the presentation of taxes remitted to governmental authorities on the income statement. The Task Force reached the conclusion that the presentation of taxes on either gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, Disclosures of Accounting Policies. Any such taxes that are reported on a gross basis should be disclosed if amounts are significant. EITF 06-3 is effective for years beginning after December 15, 2006. We record sales tax on a net basis. This is included in accrued sales tax and VAT.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) on quantifying misstatements in financial statements. In SAB 108, the SEC provides guidance on considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.
Goodwill and Intangible Assets
Under the requirements of SFAS 142, Goodwill and Intangible Assets, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within our one operating segment “Core Business.” Goodwill is reviewed for impairment during the fourth quarter of each year. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998 and the acquisition of a software and firmware solutions company, SimpleDevices, in 2004. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill information for domestic and international components is as follows:

	September 30,	December 31,
(In thousands)	2006	2005
Goodwill
United States	$8,314	$8,314
International*	2,250	2,117

Total	$10,564	$10,431

*	The difference in international goodwill reported at September 30, 2006, as compared to the goodwill reported at December 31, 2005, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
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
Information regarding our other intangible assets is as follows (in thousands):

	September 30, 2006	December 31, 2005
Carrying amount:
Distribution rights (10 years)	$365	$340
Patents (10 years)	5,466	4,726
Trademark and trade names (10 years)	888	885
Developed and core technology (5 years)	2,410	2,410
Capitalized software (2 years)	898	898
Other (5-7 years)	370	372

Total carrying amount	$10,397	$9,631

Accumulated amortization:
Distribution rights	$49	$45
Patents	2,120	1,816
Trademark and trade names	181	118
Developed and core technology	1,354	993
Capitalized software	750	559
Other	148	93

Total accumulated amortization	$4,602	$3,624

Net carrying amount:
Distribution rights	$316	$295
Patents	3,346	2,910
Trademark and trade names	707	767
Developed and core technology	1,056	1,417
Capitalized software	148	339
Other	222	279

Total net carrying amount	$5,795	$6,007

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense, including the amortization of capitalized software, which is recorded to cost of sales, for the three and nine months ended September 30, 2006 was approximately $0.4 million and $1.1 million, respectively. Amortization expense, including the amortization of capitalized software, which is recorded to cost of sales, for the three and nine months ended September 30, 2005 was approximately $0.3 million and $1.0 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 and thereafter are as follows:
(In thousands):

2006 (remaining three months)	$371
2007	1,197
2008	1,074
2009	974
2010	674
Thereafter	1,505

$5,795

Derivatives
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. Depending on the predictability of future receivables, payables and cash flows in each operating currency, we periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables and cash flows. We do not enter into financial instruments for speculation or trading purposes. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other (expense) income, net. Derivatives are recorded at fair value at each balance sheet date.
We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $101 thousand for the three months ended September 30, 2006, and a net loss of approximately $104 thousand for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, we had a net pre-tax loss of $66 thousand and net loss of $283 thousand, respectively. We had three foreign currency exchange contracts outstanding at September 30, 2006, a forward contract with a notional value of $5.0 million and two options structures known as participating forwards, both with a notional value of $6.25 million each. We had two foreign currency exchange contracts outstanding at December 31, 2005, a forward contract with a notional value of $11.0 million that settled on January 3, 2006 , and a participating forward with a notional value of $25.0 million that settled on January 20, 2006.
Forward Contract
We held a USD/Euro forward contract with a notional value of $5.0 million and a forward rate of $1.2761/Euro as of September 30, 2006, due for settlement on October 25, 2006. We held the Euro position on this contract. The value of this contract was ($24) thousand at September 30, 2006. This contract is included in other accrued expenses.
Participating Forwards
We entered into a USD/Euro and a USD/GBP participating forward with 50% participation rates and notional values of $6.25 million each, in April 2006. The strike prices of the participating forwards are $1.1865 (USD/Euro) and $1.6900 (USD/GBP). The contracts are due for settlement on January 3, 2007. The loss recorded related to these contracts was $12 thousand for the quarter and $547 thousand for the nine months ended September 30, 2006. The value of these contracts was approximately ($0.5) million at September 30, 2006. These contracts are included in other accrued expenses.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business Segments and Foreign Operations
Industry Segments
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
As a result of the performance-based incentive and other factors, management reviewed SimpleDevices’ discrete operating results through the second quarter of 2006, and as a result, defined SimpleDevices as a separate segment. Since acquiring SimpleDevices, we have integrated, and in certain respects improved upon, SimpleDevices’ technologies with and into our own technology, resulting in the creation of new wireless control devices that will allow for media control. Moreover, through this integration of technologies, we have improved and expanded our relationships with our customers and with SimpleDevices’ customers, resulting in more cross-selling of products and technology. In addition, we have integrated SimpleDevices’ sales, engineering and administrative functions into our own, resulting in both operational efficiencies and cost savings. As a result of the integration and the performance-based payment expiring, commencing in the third quarter of 2006, we merged SimpleDevices into our Core Business segment, resulting in us operating in a single industry segment.
In our Core Business segment, we have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. The various channels of distribution utilized by our Core Business segment include international retail, private label, OEMs, cable and satellite service providers as well as companies in the computing industry. Management does not review financial data beyond revenues by channel.
Our sales to external customers by geographic area are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Net Sales
United States	$32,294	$22,690	$90,369	$71,735
International:
United Kingdom	6,575	6,978	16,305	15,039
Asia	8,032	5,532	22,972	11,965
Spain	1,864	1,110	5,885	5,239
Germany	1,538	1,449	4,731	5,084
France	1,051	1,509	3,406	4,582
Italy	728	347	1,291	562
Australia	512	649	1,892	1,756
Switzerland	105	1,263	678	4,216
South Africa	2,964	1,031	6,337	2,103
All Other	3,949	3,648	12,289	9,749

Total International	27,318	23,516	75,786	60,295

Total Net Sales	$59,612	$46,206	$166,155	$132,030

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our geographic Long-Lived asset information is as follows:

(In thousands)	September 30, 2006	December 31, 2005
Long-lived Tangible Assets
United States	$4,086	$3,137
International	2,148	1,618

Total	$6,234	$4,755

At September 30, 2006, we had approximately $5.3 million and $52.0 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2005, we had approximately $1.0 million and $42.6 million of cash and cash equivalents in the United States and Europe, respectively.
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

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Nine Months Ended September 30, 2006	$414	$245	$(172)	$487
Nine Months Ended September 30, 2005	$183	$294	$(59)	$418
Commitments and Contingencies
We are parties to lawsuits and claims arising in the normal course of our business.
In June 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI has infringed certain of our patents. After being served in July 2006, RTI answered our complaint denying our claims of infringement and counterclaiming that our patents are invalid and not infringed. In September 2006, we answered RTI denying RTI’s allegations and reasserting our original complaint. We will seek a settlement of this matter, but, if settlement is not possible, we intend to pursue this matter vigorously.
In October, one of our subsidiaries (One For All S.A.S.) reached a settlement with an ex-employee in which our subsidiary will pay the ex-employee approximately 50,000 Euros. The ex-employee originally brought an action against our subsidiary in 2003 seeking damages in the amount of approximately $191,000 for wrongful termination. The subsidiary disagreed with these allegations and vigorously defended itself against this claim. In January 2005, judgment was rendered for the ex-employee awarding him approximately $26,000 in damages. In March 2005, our subsidiary paid this judgment. In February 2005, the ex-employee filed a notice of appeal, which was scheduled for hearing in late 2006. It is expected that the settlement agreement will be finalized, signed and entered in the court before the end of the Corporation’s fourth quarter, at which time the case will be dismissed.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There are no other material pending legal proceedings nor any changes in any material pending legal matters previously disclosed, other than litigation incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe any of the claims made against us in any of the pending matters have merit and, except for the matters in which we intend to seek settlement, we intend to vigorously defend ourselves against them, or, in the case in which we are plaintiff, to pursue them vigorously.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims, such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have developed a broad line of pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our channels of distribution include international retail, U.S. retail, private label, OEMs, cable and satellite service providers, CEDIA, and companies in the computing industry. We believe our universal remote control database contains device codes capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive library that covers nearly 275,000 individual device functions and over 2,900 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
Beginning in 2002, we began selling our Nevo® 1.0 software embedded on our chip. Nevo 2.0® was launched in July 2004. Both of these products were featured on a series of Hewlett Packard Personal Digital Assistants (PDA), which reached their end of life during the third quarter of 2005. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named NevoSL® which we began to ship in the second quarter of 2005. NevoSL® is a universal controller that delivers complete audio, visual and Wi-Fi digital media control for the networked home.
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the first quarter of 2007 if certain financial objectives are achieved. The performance-based payment has not been reflected as part of the purchase price as of September 30, 2006, since we believe that it is not probable that the performance metrics will be met.
The value we received from this acquisition relates primarily to SimpleDevices’ unique capabilities, as well as its complete and in-process technology. SimpleDevices has developed connected-device technology solutions that link the home computer and the Internet to existing consumer electronic devices in the home and car. The company provides UPnP-compatible software to transform common home devices into “connected” devices — that is, devices that can find, control and share entertainment media across a home network. UPnP is an architecture for pervasive peer-to-peer network connectivity of intelligent appliances, wireless devices and PCs of all form factors. It is designed to bring standards-based connectivity to ad hoc or unmanaged networks, whether in the home, in a small business, in public spaces or attached to the Internet. UPnP is a distributed, open networking architecture that leverages TCP/IP and Web technologies to enable seamless proximity networking in addition to control and data transfer among networked devices in the home, office and public spaces.
Since acquiring SimpleDevices, we have integrated, and in certain respects improved upon, SimpleDevices’ technologies with and into our own technology, resulting in the creation of new wireless control devices that will allow for media control. Moreover, through this integration of technologies, we have improved and expanded our relationships with our customers and with SimpleDevices’ customers, resulting in more cross-selling of products and technology. In addition, we have integrated SimpleDevices’ sales, engineering and administrative functions into our own, resulting in both operational efficiencies and cost savings.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8	63.2	64.1	63.3

Gross profit	36.2	36.8	35.9	36.7
Research and development expenses	3.0	3.9	3.4	3.8
Selling, general and administrative expenses	25.4	24.9	25.4	28.1

Operating expenses	28.4	28.8	28.8	31.9
Operating income	7.8	8.0	7.1	4.8
Interest income, net	0.7	0.6	0.7	0.5
Other (expense) income	(0.1)	(0.3)	(0.4)	1.6

Income before income taxes	8.4	8.3	7.4	6.9
Provision for income taxes	(2.5)	(2.3)	(2.5)	(2.2)

Net income	5.9%	6.0%	4.9%	4.7%
Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005:
The following table sets forth our net sales by our Business and Consumer lines for the three months ended September 30, 2006 and 2005:

	2006		2005
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$46.1	77.4%	$31.3	67.8%
Consumer	13.5	22.6%	14.9	32.2%

Total net sales	$59.6	100.0%	$46.2	100.0%

Overview
Net sales for the third quarter of 2006 were $59.6 million, an increase of 29% compared to $46.2 million for the third quarter of 2005. Net income for the third quarter of 2006 was $3.5 million or $0.26 per share (basic) and $0.25 per share (diluted) compared to $2.8 million or $0.21 per share (basic) and $0.20 per share (diluted) for the third quarter of 2005.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 77% of net sales for the third quarter of 2006 compared to 68% for the third quarter of 2005. Net sales in our Business lines for the third quarter of 2006 increased by 47% to $46.1 million from $31.3 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”) and high definition television (“HDTV”). We expect the deployment of the advanced function set-top boxes by the service operators to continue into the foreseeable future as penetration for each of these functions continues to increase. As a result, we expect Business category revenue to range from $173.8 to $176.8 million in 2006.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 23% of net sales for the third quarter of 2006 compared to 32% for the third quarter of 2005. Net sales in our Consumer lines for the third quarter of 2006 decreased by 10% to $13.5 million from $14.9 million for the same period last year. The decrease in sales resulted primarily from a decrease in CEDIA sales, which were $0.6 million in the third quarter of 2006, down from $1.7 million in the third quarter of 2005. The entry into the CEDIA market occurred late in the second quarter of 2005, and there was a channel-fill that occurred in the third quarter of 2005. European retail sales decreased by 3% to $10.3 million in the third quarter of 2006, from $10.6 million in the third quarter of 2005, primarily due to weakness in the UK market, partially offset by the strengthening of both the Euro and British Pound as compared to the U.S. Dollar. The impact of the stronger currencies resulted in an increase in net sales of approximately $0.4 million. Excluding the positive foreign exchange impact, European retail sales decreased by $0.7 million. We expect Consumer category revenue to range from $53.4 to $57.4 million in 2006, with a higher percentage of retail sales occurring in the fourth quarter, which is consistent with prior years.
Gross profit for the third quarter of 2006 was $21.6 million compared to $17.0 million for the third quarter of 2005. Gross profit as a percentage of net sales for the third quarter of 2006 was 36.2% compared to 36.8% for the third quarter of 2005. The decrease in gross profit as a percentage of net sales was primarily attributable to a shift in product mix towards subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales. The impact of this change in mix was a 3.2% reduction in the gross profit rate. Partially offsetting this decrease was a reduction in inventory scrap expense of $0.1 million, which added 0.5% to the gross profit rate. The reduction of inventory scrap expense was driven by the sell-through of slow-moving inventory and generally improved inventory management. Freight expense declined $36 thousand due to a decline in the volume of units shipped using air freight, which added 0.4% to the gross profit rate. Tooling depreciation declined $0.1 million and added 0.4% to the gross profit rate. Warranty expense declined $0.2 million and added 0.4% to the gross profit rate. Gross profit was also positively impacted by the strengthening of both the Euro and British Pound as compared to the U.S. Dollar, which resulted in an increase in gross profit of $0.4 million and an increase in the gross profit rate of 0.4%. Sub-contract labor expense declined by $47 thousand, which added 0.3% to the gross profit rate, and royalty expense increased by $69 thousand, which added 0.3% to the gross profit rate.
Research and development expenses increased 1.5% or $27 thousand from $1.8 million in the third quarter of 2005 to $1.8 million in the third quarter of 2006. This increase was attributable to stock-based compensation expense. We expect research and development expense to range from $7.3 to $7.5 million for the full year 2006.
Selling, general and administrative expenses increased 31% from $11.5 million in the third quarter of 2005 to $15.1 million in the third quarter of 2006. Approximately $1.0 million of this increase was attributable to payroll and benefits due to an increase in headcount, $0.6 million to stock-based compensation expense due to implementation of SFAS 123R, $0.4 million to employee bonus expense, $0.3 million to trade shows, $0.3 million to outside product development, $0.3 million to the strengthening of the Euro compared to the U.S. Dollar, $0.2 million to delivery and freight, $0.2 million to tax and audit fees and $0.2 million to travel and meals. We expect that selling, general and administrative expenses will range from $57.9 to $58.6 million for the full year 2006.
In the third quarter of 2006, we recorded $0.4 million of net interest income compared to $0.3 million during the third quarter of 2005. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect this trend to continue throughout 2006.
For the third quarter of 2006, net other expense was $30 thousand as compared to net other expense of $0.1 million for the third quarter of 2005. The net other expense in the third quarter of 2006 was the result of a foreign currency loss of $30 thousand compared to a foreign currency loss of $0.1 million in the third quarter of 2005.
We recorded income tax expense of $1.5 million for the third quarter of 2006 compared to $1.1 million for the third quarter of 2005. Our estimated effective tax rate was 29.8% during the third quarter of 2006 compared to 27.7 % during the third quarter of 2005. The increase in the effective tax rate is due primarily to a higher percentage of pre-tax earnings being in higher tax rate jurisdictions.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005:
The following table sets forth our net sales by our Business and Consumer lines for the nine months ended September 30, 2006 and 2005:

	2006		2005
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$129.3	77.8%	$93.4	70.8%
Consumer	36.9	22.2%	38.6	29.2%

Total net sales	$166.2	100.0%	$132.0	100.0%

Overview
Net sales for the nine months ended September 30, 2006 were $166.2 million, an increase of 26% compared to $132.0 million for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $8.1 million or $0.59 per share (basic) and $0.56 per share (diluted) compared to $6.2 million or $0.46 per share (basic) and $0.44 per share (diluted) for the nine months ended September 30, 2005.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 78% of net sales for the nine months ended September 30, 2006 compared to 71% for the nine months ended September 30, 2005. Net sales in our Business lines for the nine months ended September 30, 2006 increased by 38% to $129.3 million from $93.4 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”) and high definition television (“HDTV”). We expect the deployment of the advanced function set-top boxes by the service operators to continue into the foreseeable future as penetration for each of these functions continues to increase. As a result, we expect Business category revenue to range from $173.8 to $176.8 million in 2006.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 22% of net sales for the nine months ended September 30, 2006 compared to 29% for the nine months ended September 30, 2005. Net sales in our Consumer lines for the nine months ended September 30, 2006 decreased by 4% to $36.9 million from $38.6 million for the same period last year. The decrease in sales resulted primarily from a decrease in European retail sales, which were down 6% to $27.6 million in the nine months ended September 30, 2006 from $29.5 million in the nine months ended September 30, 2005. This decrease was primarily attributable to lower volumes in the UK, the Nordic countries and France, as well as the weakening of both the Euro and British Pound compared to the U.S. Dollar. The impact of the weaker currencies resulted in a decrease in net sales of approximately $0.4 million. Excluding the negative foreign exchange impact, European retail sales decreased $1.5 million. Additionally, we experienced decreases in private label sales, which were down by $0.6 million, and in direct import sales, down by $0.4 million. Both decreases were driven by slowing sales of Kameleon products. International retail sales increased by 74% to $3.1 million in the nine months ended September 30, 2006, from $1.8 million in the nine months ended September 30, 2005, driven by strength in Australia, Argentina and Brazil. We expect Consumer category revenue to range from $53.4 to $57.4 million in 2006, with a higher percentage of retail sales occurring in the fourth quarter, which is consistent with prior years.
Gross profit for the nine months ended September 30, 2006 was $59.6 million compared to $48.4 million for the nine months ended September 30, 2005. Gross profit as a percentage of net sales for the nine months ended September 30, 2006 was 35.9% compared to 36.7% for the nine months ended September 30, 2005. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, representing a larger percentage of our total business. The impact of this change in mix was a 3.2% reduction in the gross profit rate. Additional sub-contract labor expense also negatively impacted gross profit by $0.7 million in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Sub-contract labor increased as a result of the mix shift towards subscription broadcast sales as well as an increase in the number of third-party warehouse locations. Sub-contract labor contributed to a 0.2% reduction in the gross profit rate. Additional quality assurance expense of $0.4 million also negatively impacted gross profit, reducing the rate by 0.2%. Gross profit was also negatively impacted by the weakening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in a decrease in gross profit of approximately $0.3 million and a reduction of 0.1% in the gross profit rate. These items were partially offset by a decline in the volume of units shipped using air freight, which added 1.2% to the gross profit rate and improved gross profit by $1.1 million. A reduction in inventory scrap expense of $1.3 million added 1.2% to the gross profit rate. The reduction of inventory scrap expense was driven by the sell-through of slow-moving inventory and generally improved inventory management. Tooling depreciation declined $0.2 million, and added 0.3% to the gross profit rate, and royalty expense increased by $0.3 million. The increase in royalty expense added 0.2% to the gross profit rate since the increase in royalty expense grew at a slower rate than net sales.
Research and development expenses increased 13% from $5.0 million in the nine months ended September 30, 2005 to $5.6 million in the nine months ended September 30, 2006. Approximately $0.3 million of this increase was attributable to stock-based compensation expense as a result of the implementation of SFAS 123R, effective January 1, 2006, and $0.3 million to outside product development costs for the development of audio-video accessories for sale in our retail channel as well as to develop additional products powered by the Nevo® platform. We expect research and development expense to range from $7.3 to $7.5 million for the full year 2006.
Selling, general and administrative expenses increased 14% from $37.1 million in the nine months ended September 30, 2005 to $42.3 million in the nine months ended September 30, 2006. Approximately $2.6 million of this increase was attributable to payroll and benefits, $1.8 million to stock-based compensation expense, $1.0 million to employee bonus expense, $0.7 million to travel and meals, $0.6 million to advertising and marketing services, $0.4 million to trade shows, $0.3 million to telephone and data communications costs, $0.3 million to increased tax and audit fees. These items were partially offset by a reduction in bad debt expense, which decreased by $2.0 million, primarily due to the $1.6 million write-down of a receivable due from a former European distributor in the second quarter of 2005. Temporary professional staff expense decreased by $0.5 million, and the weakening of the Euro compared to the U.S. Dollar resulted in a decrease of approximately $0.3 million. We expect that selling, general and administrative expenses will range from $57.9 to $58.6 million for the full year 2006.
In the nine months ended September 30, 2006, we recorded $1.1 million of net interest income compared to $0.6 million during the nine months ended September 30, 2005. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect this trend to continue throughout 2006.
For the nine months ended September 30, 2006, net other expense was $0.6 million as compared to $2.1 million of net other income for the nine months ended September 30, 2005. Approximately $0.6 million of net other loss in the nine months ended September 30, 2006 was the result of a foreign exchange loss, compared to a foreign exchange gain of $2.1 million for the nine months ended September 30, 2005.
We recorded income tax expense of $4.2 million for the nine months ended September 30, 2006 compared to $2.9 million for the nine months ended September 30, 2005. Our effective tax rate was 34.0% during the nine months ended September 30, 2006 compared to 32.1% during the nine months ended September 30, 2005. The increase in the estimated effective tax rate was primarily due to unfavorable adjustments of approximately $150 thousand, including interest, that were identified during the audits of prior year tax returns conducted by both federal and state tax authorities.

Liquidity and Capital Resources

	September 30, 2006	Increase	December 31, 2005
Cash and cash equivalents	$57,334	$13,693	$43,641
Working capital	94,321	17,120	77,201

	Nine months ended	Increase	Nine months ended
	September 30, 2006	(decrease)	September 30, 2005
Cash provided by operating activities	$11.057	$(1,692)	$12,749
Cash used for investing activities	(3,707)	(411)	(3,296)
Cash provided by (used for) financing activities	3,113	7,482	(4,369)
Effect of exchange rate changes	3,230	8,446	(5,216)
We have financed working capital needs primarily through income from operations and available cash. The following is a detailed discussion of our cash flows for the first nine months of 2006 and the first nine months of 2005.
Net cash provided by operating activities for the first nine months of 2006 was $11.1 million as compared to $12.7 million in the first nine months of 2005. The decrease in cash provided by operating activities was primarily driven by an increase in inventory levels, resulting from an increase in sales in 2006 coupled by a significant amount of products being launched near the end of the third quarter. The increase in inventories was partially offset by an increase in net income excluding stock based compensation.
Net cash used for investing activities for the first nine months of 2006 was $3.7 million as compared to $3.3 million for the first nine months of 2005. The increase in cash used for investing activities was primarily due to the acquisition of fixed assets. Capital expenditures in the first nine months of 2006 and 2005 were approximately $2.9 million and $2.6 million, respectively. These expenditures related primarily to the acquisition of product tooling. We are currently evaluating our existing and future information system requirements, and we may make a significant investment to upgrade our systems in 2007.
Cash provided by financing activities for the first nine months of 2006 was $3.1 million as compared to cash used for financing activities of $4.4 million for the first nine months of 2005. The increase in cash provided by financing activities was primarily due to a decrease in the amount of common stock repurchased in the open market. During the nine months ended September 30, 2006, we repurchased 32,326 shares of our common stock at a cost of $0.6 million compared to the repurchase of 356,285 shares at a cost of $6.1 million for the nine months ended September 30, 2005. In addition, proceeds from stock options exercised in the first nine months of 2006 were approximately $3.5 million compared to $1.7 million for the first nine months of 2005.
We hold repurchased shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. From September 15, 2003, the date of execution of our original unsecured revolving credit agreement (the “Credit Facility”) with Comerica Bank (“Comerica”), through August 30, 2006, we purchased 927,745 shares of our common stock. The Credit Facility with Comerica Bank expired on August 30, 2006.
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006, through September 30, 2006, we purchased 1,600 shares of our common stock, leaving 1,998,400 shares available for purchase under the Credit Facility. For the remainder of 2006, we may continue to repurchase shares of our common stock if we believe conditions are favorable.
The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica for an additional three years, expiring on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.57%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2006, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of September 30, 2006, we were in compliance with all financial covenants required by the Credit Facility.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Stock-Based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of estimated forfeitures and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the service period of the award, which is generally the option vesting term of three to four years. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based compensation for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
Prior to January 1, 2006, we accounted for options granted under these plans using the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS 123. Under the intrinsic-value method of APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant options with an exercise price equal to the market value of the common stock on the date of grant, therefore no compensation expense was recognized related to those options for the three and nine months ended September 30, 2005.
The Company issues restricted stock awards to the outside directors for services performed. Under both APB No. 25 and SFAS No. 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year. The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date.
Under the provisions of SFAS No. 123R, which the Company adopted as of January 1, 2006, companies may no longer account for unrecognized compensation costs related to nonvested stock awards as deferred compensation. SFAS No. 123R requires that any existing balance of deferred compensation as of the adoption date be reclassified to additional paid-in capital. Because the Company adopted SFAS No. 123R on the modified prospective basis, results from prior periods have not been restated to conform to the current presentation. During the nine months ended September 30, 2006 and September 30, 2005, restricted shares totaling 15,000 and 15,000 respectively, were issued.

During the three and nine months ended September 30, 2006, we recorded $0.7 million and $2.1 million, respectively, in pre-tax stock-based compensation expense. Additionally, during the three and nine months ended September 30, 2006, we recorded $0.1 million and $0.3 million, respectively, in pre-tax restricted stock expense.
The stock-based compensation was attributable to the following:

	Three Months	Nine Months
	Ended	Ended
(In thousands)	September 30, 2006
Cost of sales	$6	$19
Research and development	92	291
Selling, general and administrative	599	1,828

Total stock-based compensation expense before income taxes	$697	$2,138
The total amount of compensation expense related to non-vested awards not yet recognized as of September 30, 2006 was $4.6 million, which is expected to be recognized over a weighted-average life of 2.17 years.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the utilization of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, expected volatility for the three and nine months ended September 30, 2006 was based on historical volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the amount of stock-based compensation expense could be significantly different from the amount recorded in the current period. Refer to the Note captioned “Stock-based Compensation” included in the “Notes to the Consolidated Financial Statements” set forth above for additional disclosure regarding stock-based compensation expense.
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

In March 2006, the Task Force of the FASB issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to the Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation). EITF 06-3 provides guidance on the presentation of taxes remitted to governmental authorities on the income statement. The Task Force reached the conclusion that the presentation of taxes on either gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, Disclosures of Accounting Policies. Any such taxes that are reported on a gross basis should be disclosed if amounts are significant. EITF 06-3 is effective for years beginning after December 15, 2006. We record sales tax on a net basis. This is included in accrued sales tax and VAT.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) on quantifying misstatements in financial statements. In SAB 108, the SEC provides guidance on considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.
Factors That May Affect Financial Condition And Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed below or above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed in our 2005 Annual Report on Form 10-K, or in our other reports filed from time to time with the SEC), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
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
While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect of a war or terrorist activities on us or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believe; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the failure of various markets and industries to grow or emerge as rapidly or as successfully as we believe; the lack of continued growth of our technologies and product lines addressing the market for digital media; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; the effect the Euro and other foreign currencies could have on our financial results; and other factors that may be listed from time to time in our press releases and filings with the SEC.
Outlook
Our focus is to build technology and products that make the consumer’s interaction with devices and content within the home easier and more enjoyable. The pace of change in the home is increasing. The growth of new devices, such as DVD players, PVR/DVR technologies, HDTV and home theater solutions, to name only a few, has transformed control of the home entertainment center into a complex challenge for the consumer. The more recent introduction and projected growth of digital media technologies in the consumer’s life will further increase this complexity. We have set out to create the interface for the connected home, building a bridge between the home devices of today and the networked home of the future. We intend to invest in new products and technology, particularly in the connected home space, which will expand our business beyond the control of devices to the control of and access to content, such as digital media, to enrich the entertainment experience.
We will continue enhancing our leadership position in our core business by developing custom products for our subscription broadcasting, OEM, retail and computing customers, growing our capture expertise in infrared technology and radio frequency standards, adding to our portfolio of patented or patent pending technologies and developing new platform products. We are also developing new ways to enhance remote controls and other accessory products.
Throughout 2006, we will continue to develop new products featuring our Kameleon® interface technology, a display technology that provides ease of use by illuminating only the keys needed to control each entertainment device. We are continuing development of our Nevo® technology, an embedded solution that transforms an electronic display into a sophisticated and easy-to-use wireless home control and automation device. We are continuing to seek ways to integrate these platform technologies into other forms and devices. Nevo 2.0® was launched in July of 2004 as a feature on a series of HP’s handheld devices, which reached its end of life during the third quarter of 2005. Building on this platform, we used some components of the Nevo 2.0® technology in a new product named NevoSL® which we began to ship in the second quarter of 2005. This product is designed for use in the home. In addition, we are working on product line extensions to our One For All® audio/video accessories which include digital antennas, signal boosters, television brackets and A/V cleaning products.
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
We will continue developing software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging, and in the remainder of 2006 we look to continue to build relationships with our customers in this category.
Throughout 2006, we will continue to evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines as well as in the networked home marketplace. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.

The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At September 30, 2006, we had no borrowings on our Credit Facility. The interest rate in effect on the Credit Facility as of September 30, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.57%
At September 30, 2006 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina, Spain and Italy. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at September 30, 2006, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from September 30, 2006, fourth quarter net income and cash flows would fluctuate by approximately $0.3 million and $3.5 million, respectively.
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
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are parties to lawsuits and claims arising in the normal course of our business.
In June 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI has infringed certain of our patents. After being served in July 2006, RTI answered our complaint denying our claims of infringement and counterclaiming that our patents are invalid and not infringed. In September 2006, we answered RTI denying RTI’s allegations and reasserting our original complaint. We will seek a settlement of this matter, but, if settlement is not possible, we intend to pursue this matter vigorously.
In October, one of our subsidiaries (One For All S.A.S.) reached a settlement with an ex-employee in which our subsidiary will pay the ex-employee approximately 50,000 Euros. The ex-employee originally brought an action against our subsidiary in 2003 seeking damages in the amount of approximately $191,000 for wrongful termination. The subsidiary disagreed with these allegations and vigorously defended itself against this claim. In January 2005, judgment was rendered for the ex-employee awarding him approximately $26,000 in damages. In March 2005, our subsidiary paid this judgment. In February 2005, the ex-employee filed a notice of appeal, which was scheduled for hearing in late 2006. It is expected that the settlement agreement will be finalized, signed and entered in the court before the end of the Corporation’s fourth quarter, at which time the case will be dismissed.
In July 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI has infringed certain of our patents. RTI has not yet answered our complaint but it is expected that it will do so before December 31, 2006. We will seek a settlement of this matter, but if settlement is not possible, we intend to pursue this matter vigorously.
There are no other material pending legal proceedings nor any changes in any material pending legal matters previously disclosed other than litigation incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe any of the claims made against us in any of the pending matters have merit and, except for the matters in which we intend to seek settlement, we intend to vigorously defend ourselves against them, or, in the case in which we are plaintiff, to pursue them vigorously.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims, such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.
ITEM 1A. RISK FACTORS
For risk factors, see “Risk Factors” in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1934.
Our original Credit Facility with Comerica Bank, dated September 15, 2003, expired on August 30, 2006. This Credit Facility authorized us to acquire up to 1.5 million shares of our common stock in market purchases. Between September 15, 2003 and August 30, 2006, we purchased 927,745 shares of our common stock.
On August 31, 2006, we amended our Credit Facility with Comerica Bank, which extended our line of credit for an additional three years. In addition, our new Credit Facility authorizes us to purchase 2.0 million shares of our common stock in the open market between August 31, 2006 and August 30, 2009. Between August 31, 2006 and September 30, 2006, we repurchased 1,600 shares of our common stock, leaving 1,998,400 shares authorized for repurchase under the Credit Facility. We may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable.

Purchase information for the third quarter of 2006 is set forth by month in the following table:

			Total Number of	Maximum Number of
			Shares	Shares that May Yet
			Purchased as Part of	Be
	Total Number	Average	Publicly Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2006 — July 31, 2006	500	$16.55	N/A	N/A
August 1, 2006 — August 31, 2006	16,771	17.95	N/A	N/A
September 1, 2006 — September 30, 2006	1,600	18.00	N/A	N/A

Total Q3 2006	18,871	17.91	N/A	N/A

ITEM 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (Principal Financial Officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (Principal Financial Officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	Universal Electronics Inc.
/s/ Bryan Hackworth
Bryan Hackworth
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (Principal Financial Officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350