Form 10-K
period 2006-12-31
UNIVERSAL ELECTRONICS INC
filed 2007-03-16
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, par value $.01 per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $242,638,317, based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.
As of March 13, 2007, 14,276,909 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2006 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2006.
Exhibit Index appears on page 79. This document contains 81 pages.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

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
As a result of the integration, the performance-based payment expiring and our chief operating decision maker (“CODM”) no longer reviewing SimpleDevices’ financial statements on a stand alone basis, commencing in the third quarter of 2006, we merged SimpleDevices into our Core Business segment resulting in us operating in a single industry segment. Since acquiring SimpleDevices in October 2004, we have integrated, and in certain respects improved upon, SimpleDevices’ technologies with and into our own technology, resulting in the creation of new wireless control devices that will allow for media control. Moreover, through this integration of technologies, we have improved and expanded our relationships with our customers and with SimpleDevices’ customers, resulting in more cross-selling of products and technology. In addition, we have integrated their sales, engineering and administrative functions into our own, resulting in both operational efficiencies and cost savings.
Additional information regarding UEI can be obtained at www.uei.com.

Core Business Segment
Overview
Our business is comprised of one reportable segment, Core Business. We have developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Additionally, we develop software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems, cell phones and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.
Principal Markets
Our primary markets include retail, private label, OEMs, custom installers, automobile, cellular phone, subscription broadcasting, cable and satellite service providers and companies in the computing industry. We believe that our universal remote control database is capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.
We provide subscription broadcasters, namely cable operators and satellite service providers, both domestically and internationally, with our wireless control devices and integrated circuits, on which our software is embedded, to support the demand associated with the deployment of digital set-top boxes that contain the latest technology and features. We also sell our universal wireless control devices and integrated circuits, on which our software is embedded, to OEMs that manufacture cable converters and satellite receivers for resale with their products.
We continue to pursue further penetration of the more traditional consumer electronics/OEM markets. Customers in these markets generally package our wireless control devices for resale with their audio and video home entertainment products. We also sell customized chips, which include our software and/or customized software packages, to these customers. Growth in this line of business has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, multimedia and interactive internet applications, and the number of OEMs.
We also continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. We will continue to add new sales people to support anticipated sales growth in these markets over the next few years. In addition, we continue to improve on our development processes to increase cost savings and to provide more timely delivery of our products to our customers.
In the international retail markets, our One For All® brand name products accounted for 20.4%, 25.4%, and 32.1% of our sales for the years ended December 31, 2006, 2005, and 2004, respectively. Throughout 2006, we continued our retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico and selected countries in Asia and Latin America. Financial information relating to our international operations for the years ended December 31, 2006, 2005 and 2004 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 19”.
By providing our wireless control technology in many forms, including finished products and microcontrollers on which our software is embedded, we can meet the needs of our customers, enabling those who manufacture or subcontract their manufacturing requirements to use existing sources of supply and more easily incorporate our technology.
Beginning in 1986 and continuing today, we have compiled an extensive library that covers nearly 302,000 individual device functions and over 3,100 individual consumer electronic equipment brand names. Our library is regularly updated with new infrared (“IR”) codes used in newly introduced audio and video devices. All such IR codes are captured from the original manufacturer’s remote control devices or written specifications to ensure the accuracy and integrity of the database.

Our proprietary software and know-how permit us to compress the IR codes before being loaded into our products. This provides significant cost and space efficiencies that enable us to include more codes and features in the memory space of the wireless control devices than are included in the similarly priced products of our competitors.
With today’s rapidly changing technology, upgradeability ensures on-going compatibility with current and future devices. We have developed a patented technology that provides the capability to easily upgrade the memory of our wireless control devices by adding IR codes from our library that were not originally included. These upgrade features, at no additional cost to the consumer, provide customers with the ability to upgrade our wireless devices remotely using a personal computer or telephone, and directly at the factory or service locations. These upgrade options utilize one-way or two-way communication to upgrade the wireless devices’ codes or data depending on the requirements.
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
During 2006, we continued our product innovation by launching several new designs for our Kameleon® line based on our technology platform developed in 2002. Kameleon®, a display technology, provides ease of use by illuminating only the keys needed to control each entertainment device. We also expanded our line of audio and video accessories including digital antennas, signal boosters, television brackets, and audio and video cleaning products. In October 2006, we began shipping a custom remote designed for a subscription customer, utilizing the Z-Wave® wireless protocol, a wireless radio frequency (RF) based communications technology designed for residential control. SimpleCenter 4.1 was launched in 2006. SimpleCenter Software Application provides a PC application for the management, control, and distribution of digital media – music, pictures, and movies. This includes a media manager plus a unified platform for connecting and synchronizing media to both home and mobile devices.
Wireless networking is one of today’s fastest growing trends. Combining our connectivity software and patent portfolio with Universal Plug-n-Play (“UPnP”) standards and the 802.11 wireless networking protocols, we developed our NevoSL® product line. NevoSL®, which began shipping during the second quarter of 2005, is a stand alone universal wireless controller that uses Wi-Fi to control the play back or viewing of MP3s, photos, and videos stored on a PC, through a media player attached to a home entertainment center. By utilizing the touch screen user interface, customers can select play lists, slide shows, or videos to be played via the media player from anywhere within the networks range. In addition, NevoSL® utilizes infrared technology to control virtually all infrared controlled consumer electronic devices, and can also be utilized to control wireless household appliances. NevoSL® supports the attainment of our strategic goal to build our presence as a wireless control technology leader, enabling consumers to wirelessly connect, control, and interact within the ever-increasingly complex home. In 2006, we launched NevoStudio 2.0, a software application as an update to our software suite for NevoSL®.
Methods of Distribution and Customers
Over the past 19 years, we have developed a broad portfolio of patented technologies and the industry’s leading database of home connectivity software. We include our technology in a broad family of products including universal standard and touch screen remote controls, antennas and various audio/video accessories, as well as custom and customizable microcontrollers. To a lesser extent, we also license our technology to certain customers, including leading Fortune 500 companies.

In addition, we sell our services and license our software to OEMs operating in the consumer electronics, automobile, cellular phone, and subscription broadcasting industries for use in their products. These services are performed in San Mateo, California. Licenses are delivered upon the transfer of a product master or on a per unit basis when the software is loaded onto the OEM’s device.
In the United States, we sell our products to cable operators, satellite service providers, private label customers, consumer electronics accessory manufacturers and companies in the computing industry for resale under their respective brand names. In addition, we sell our wireless control products, and to a lesser extent, license our proprietary technologies to OEMs for use in their products. We also license our One For All® brand name to a third party, who in turn, sells the products directly to certain domestic retailers.
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
We have nine international subsidiaries, Universal Electronics B.V., established in The Netherlands, One For All GmbH and Ultra Control Consumer Electronics GmbH, both established in Germany, One for All Iberia S.L., established in Spain, One For All UK Ltd., established in the United Kingdom, One For All Argentina S.R.L., established in Argentina, One For All France S.A.S., established in France, Universal Electronics Italia S.R.L., established in Italy, and UE Singapore Pte. Ltd., established in Singapore. UE Singapore Pte. Ltd. was established in February 2007.
For the years ended December 31, 2006, 2005 and 2004, our sales to Comcast Communications, Inc., represented 12.0%, 12.2% and 11.0% of our net sales, respectively. No other single customer accounted for 10% or more of our net sales in 2006, 2005 or 2004. However, DirecTV and its subcontractors collectively accounted for 17.7%, 16.6% and 10.4% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively.
We provide domestic and international consumer support to our various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers through our automated “InterVoice” system. Live agent help is also available through certain programs. In 2006, we introduced a free web-based support resource, urcsupport.com, designed specifically for cable subscribers. This solution offers interactive online demos and tutorials to help users easily setup their remote and commands, and as a result reduces call volume at customer support centers. Additionally, ActiveSupport®, a call center, provides customer interaction management services from service and support to retention. Pre-repair calls, post-install surveys, and inbound calls to customers provide greater bottom-line efficiencies. We continue to review our programs to determine their value in enhancing and improving the sales of our products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added.
Raw Materials and Dependence on Suppliers
We utilize third-party manufacturers and suppliers primarily in Asia to produce our wireless control products. In 2006, Computime, C.G. Development, Freescale and Jetta collectively provided 60.9% of our total inventory purchases. In 2005, Computime provided 33.9% of our total inventory purchases. In 2004, Computime and Samsung collectively provided 38.7% of our total inventory purchases.
As in the past, we continue to evaluate alternative and additional third-party manufacturers and sources of supply. During 2006, we continued to diversify our suppliers and maintain duplicate tooling for certain of our products. This has allowed us to stabilize our source for products and negotiate more favorable terms with our suppliers. In addition, where we can, we use standard parts and components, which are available from multiple sources. To continue to reduce our dependence on suppliers, we continue to seek additional sources of integrated circuit chips to help reduce the potential for manufacturing and shipping delays. In addition, we have included flash microcontroller technology in some of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed if necessary, thus potentially reducing excess or obsolete inventory exposure.
Patents, Trademarks and Copyrights
We own a number of United States and foreign patents related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. We had a total of 173 issued and pending patents at the end of 2006, an increase from 156 at the end of 2005. Our patents have remaining lives ranging from approximately one to eighteen years. We have also obtained copyright registration and claim copyright protection for certain of our proprietary software and libraries of IR codes. Additionally, the names of most of our products are registered or are being registered as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases, we have elected common law trade secret protection in lieu of obtaining such other protection.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. This pattern is expected to continue and the impact will fluctuate as the sales mix varies between the consumer and business categories.
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—Notes to the Consolidated Financial Statements—Note 23” for further details regarding our quarterly results.
Competition
Our principal competitors in the international retail and private label markets for our wireless controls include Philips, Thomson, and Sony as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. NevoSL® product, which was released in the second quarter of 2005, competes in the custom electronics installation market against AMX, RTI, Universal Remote Control, Philips, Logitec, and many others. We compete in our markets on the basis of product quality, product features, price, intellectual property, and customer and consumer support. We believe that we will need to continue to introduce new and innovative products and to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives. Certain of our competitors have significantly larger financial, technical, marketing and manufacturing resources than we do, and there can be no assurance that we will remain competitive in the future.
Engineering, Research and Development
During 2006, our engineering efforts focused on modifying existing products and technologies to improve features, to lower costs, and to develop measures to protect our proprietary technology and general know-how. In addition, we continue to regularly update our library of IR codes to include IR codes for new features and devices introduced worldwide. We also continue to explore ways to improve our software to pre-program more codes into our memory chips and to simplify the upgrading of our wireless control products.
Also during 2006, our product development efforts continued to focus on new and innovative wireless control and interface solutions resulting in the launch of new retail stock keeping units (“SKUs”) based on the Kameleon® interface technology. We also broadened our product portfolio with solutions that address emerging technology sectors like home media distribution and home automation. These advanced technology development efforts focused on both industry-based standards as well as specific universal extensions that maximize the end user experience utilizing a set of heterogeneous protocols and technologies that exist in the modern home today. This environment is driving the need for simplification of these new protocols and devices, since they were originally engineered and targeted towards the enterprise customer. We created the Nevo® product offerings to simplify and manage the end user’s experience interacting with devices in the home — devices that may be used for a decade or more, including traditional IR based devices, and the more complex TCP/IP consumer electronic devices utilizing both open and proprietary protocols. During 2006 we also focused on developing and marketing additional products that are based on the Zigbee, Z-Wave® and other radio frequency technology.
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
Our expenditures on engineering, research and development were:

(in millions):	2006	2005	2004
Research and Development	$7.4	$6.6	$5.9
Engineering (1)	4.6	5.1	3.3

Total Engineering, Research and Development	$12.0	$11.7	$9.2

(1)	Engineering costs are included in SG&A.
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damage or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and the restrictions to be imposed by similar legislation in China, the labeling provisions of which went into effect March 1, 2007.
We also could face significant costs and liabilities in connection with product take-back legislation. The European Union (the “EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”), although extensions were granted in some countries. Producers participating in the market became financially responsible for implementing their responsibilities under the WEEE Legislation beginning in August 2005. Requirements for implementation in certain EU member states have been delayed into 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, and Japan.

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
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2006, 2005 and 2004, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2006, we employed 392 employees, of whom 116 work in engineering and research and development, 67 in sales and marketing, 98 in consumer service and support, 39 in operations and warehousing and 72 are executive and administrative staff. None of our employees are subject to a collective bargaining agreement or represented by a union. We consider our employee relations to be good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2006, 2005 and 2004 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 19”.
Available Information
Our Internet address is www.uei.com. We make available free of charge through the website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports as soon as reasonably practical after we electronically file such reports with the Securities and Exchange Commission. These reports can be found on our website at www.uei.com under the caption “SEC Filings” on the Investor page. Investors can also obtain copies of our SEC filings from the SEC website at www.sec.gov.
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

While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on us or the economy; the economic environment’s effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, automotive, and cellular industries not materializing or growing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
Dependence upon Key Suppliers
Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, from two main sources, Freescale and Samsung.
During 2006, four sources, Computime, C.G. Development, Freescale and Jetta, each provided over ten percent (10%) of our total inventory purchases. Purchases from these suppliers collectively amounted to $82.6 million, or 60.9%, of total inventory purchases during 2006. Purchases with the same suppliers collectively amounted to $57.3 million and $41.6 million, representing 54.8% and 45.9%, of total inventory purchases in 2005 and 2004, respectively. In 2004, we had an additional supplier who provided over 10% of our inventory purchases. This supplier provided $9.5 million or 10.5% of our total inventory purchases in 2004.
We have identified alternative sources of supply for these integrated circuits, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.
Dependence on Foreign Manufacturing
Third-party manufacturers located in Asia manufacture a majority of our products. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, and other factors, which could have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers could adversely affect our business until alternative manufacturing arrangements are secured.
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
In addition, we may experience significant fluctuations in future quarterly operating results that may be caused by many other factors, including demand for our products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which our products are sold, product or supply constraints, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, foreign currency exchange rate fluctuations and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations or financial condition. As a result, we believe period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.
Due to all of the foregoing factors, it is possible that in some future quarters our operating results will be below the expectations of public market analysts and investors. If this happens the price of our common stock may be materially adversely affected.
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
In addition, Our Kameleon® and Nevo® line of products have more features and are more complex than our older products and therefore require more end-user technical support. For our Nevo® product line, we currently rely on the distributor or dealers to provide the initial level of technical support to the end-users. We provide the second level of technical support for bug fixes and other issues at no additional charge. Therefore, as the mix of our products includes Nevo® and other more complex product lines, support costs could increase, which would have an adverse effect on our financial condition and results of operations.
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
In each of the years ended December 31, 2006, 2005 and 2004, we had sales to one customer, Comcast, that amounted to more than 10% of our net sales for the year. In addition, in each of these years, we had sales to DirecTV and its sub-contractors, that when combined, exceeded 10% of our net sales. The loss of either of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our financial condition, results of operations and cash flows.
Internal Investments
We employ a small number of personnel to develop and market additional products that are part of the Nevo® platform as well as products that are based on the Zigbee, Z-Wave® and other radio frequency technology. Even after these hires, we continue to use outside resources to assist us in the development of these products. While we believe that such outside services should continue to be available to us, if they cease to be available, the development of these products could be substantially delayed.
Competition
The wireless control industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that our product offerings will be, and/or remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve. The sales of our products and technology may not occur or grow in the manner we expect, and thus we may not recoup costs incurred in the research and development of these products as quickly as we expect, if at all.
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
Risks of Conducting Business Internationally
Risks of doing business internationally could adversely affect our sales, operations, earnings and cash flows due to a variety of factors, including, but not limited to:
•	changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

•	currency fluctuations affecting sales, particularly in the Euro and British Pound, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	currency fluctuations affecting costs, particularly the Euro, British Pound and the Chinese Yuan, which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs, and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements related to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry.

Effectiveness of Our Internal Controls Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.
Changes in Accounting Rules
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant adverse effect on our results of operations.
Unanticipated Changes in Tax Provisions or Income Tax Liabilities
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory and other items in intercompany transactions. From time to time, we are subject to tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We assess the likely outcomes of these audits in order to determine the appropriateness of the tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial condition, results of operations and cash flows. In addition our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. Furthermore, our tax provisions could be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax positions.
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
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. With the passage of the European Union’s Restriction of Hazardous Substances Directive, which makes producers of electrical goods responsible for collection, recycling, treatment and disposal of recovered products, similar restrictions in China effective March 2007 and the European Union’s Waste Electrical and Electronic Equipment Directive, we could face significant costs and liabilities in complying with these and new laws and regulations or enforcement policies that could have a material adverse effect upon our capital expenditures, earnings or financial condition.
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
Failure to Recruit, Hire, and Retain Key Personnel
Our ability to achieve growth in the future will depend, in part, on our success at recruiting, hiring, and retaining highly skilled engineering, managerial, operational, sales, and marketing personnel. In addition, our corporate office, including our advance technology engineering group, is based in Southern California. The high cost of living in Southern California makes it difficult to attract talent from outside the region and may also put pressure on overall employment related expense. Additionally, our competitors seek to recruit and hire the same key personnel. Therefore, if we fail to stay competitive in salary and benefits within the industry it may negatively impact our ability to hire and retain key personnel. The inability to recruit, hire, and retain qualified personnel in a timely manner, or the loss of any key personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.
Credit Facility
We amended our Credit Facility in August 2006 by extending our credit facility for an additional three years. Presently, we have no borrowings under this facility; however, we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will continue to be extended and thus available to us if we need to borrow. If this or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which could have a material adverse effect on our earnings, cash flow and financial position.
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
Transportation Costs; Impact of Oil Prices
We ship products from our foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand or delays in production and, as a result, products may be shipped via air which is more costly than ocean shipments. Often, we typically cannot recover the increased cost of airfreight from our customers. Additionally, tariffs and other export fees may be incurred to ship products from foreign manufacturers to the customer. The inability to predict swings in demand or delays in production can increase the cost of freight which could have a material adverse effect on our product margins.
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

Proprietary Technologies
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
Strategic Business Transactions
We may, from time to time, pursue strategic alliances, joint ventures, business acquisitions, products or technologies (“strategic business transactions”) that complement or expand our existing operations, including those that could be material in size and scope. Strategic business transactions involve many risks, including the diversion of management’s attention away from day-to-day operations. There is also the risk that we will not be able to successfully integrate the strategic business transaction with our operations, personnel, customer base, products or technologies. Such strategic business transactions could also have adverse short-term effects on our operating results, and could result in dilutive issuances of equity securities, the incurrence of debt, and the loss of key employees. In addition, these strategic business transactions are generally subject to specific accounting guidelines that may adversely affect our financial condition, results of operations and cash flow. For instance, business acquisitions must be accounted for as purchases and, because most technology-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and charges for acquired research and development projects, which could have a material adverse effect on our results of operations. There can be no assurance that any such strategic business transactions will occur or, if such transactions do occur, that the integration will be successful or that the customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments as of the date of filing this Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Cypress, California. We utilize the following office and warehouse facilities:

		Square
Location	Purpose or Use	Feet	Status
Cypress, California	Corporate headquarters, warehouse, engineering, research and development	30,768	Leased, expires January 31, 2012

Twinsburg, Ohio	Consumer and customer call center	8,509	Leased, expires July 31, 2010

Enschede, Netherlands	International headquarters and call center	18,292	Leased, expires August 31, 2008

San Mateo, California	Engineering, research and development	9,000	Leased, expires July 31, 2008
In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices. Furthermore, in order to support the growth of our company, we will be making renovations and expanding our corporate headquarters in fiscal 2007. In January 2007, we amended our existing lease for the Twinsburg, Ohio location to increase the leased area from 8,509 square feet to 21,509 square feet, with expected occupancy to occur in April 2007.
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 13” for additional information regarding our obligations under leases.

ITEM 3. LEGAL PROCEEDINGS
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV (“UEBV”) and One For All Iberia SL; as a result, the single action covers all claims and counterclaims between the various parties. The parties further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, the parties met with the court appointed expert in December 2006 and at that time, the expert again asked the court for an extension to finalize and file his pre-trial report with the court and the court granted this request. We now expect the expert to finalize and file his pre-trial report with the court during the quarter ending March 31, 2007, at which time we will respond.
On June 20, 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI has infringed certain of our patents. On July 28, 2006, we served RTI with a complaint, and RTI answered our complaint on August 28, 2006, denying our claims of infringement. In its answer, RTI also filed a counterclaim alleging that our patents are invalid and not infringed. On September 19, 2006, we answered RTI’s counterclaim by denying its allegations and reasserting our original complaint. Principals of both companies have been involved in settlement discussions, and those discussions will continue. Because of the settlement discussions, we have not yet commenced significant discovery in this matter. If we are not able to settle this matter, we will vigorously pursue this matter against RTI and will defend against RTI’s counterclaims.
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers as of March 16, 2007:

Name	Age	Position
Paul D. Arling	44	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	51	Executive Vice President, Managing Director, Europe
Mark S. Kopaskie	49	Executive Vice President, General Manager U.S Operations
Richard A. Firehammer, Jr.	49	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	37	Vice President and Chief Financial Officer

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August of 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October of 2000 and appointed as Chairman in July 2001. At the 2006 Annual Meeting of Stockholders, Mr. Arling was re-elected as Chairman of the Company to serve until the 2007 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. He obtained a BS degree from the University of Pennsylvania and an MBA from the Wharton School of the University of Pennsylvania.
Paul J.M. Bennett is our Executive Vice President and Managing Director, Europe. He has been our Managing Director and a Senior Vice President, Managing Director, Europe since July 1996 and was promoted to his current position in December 2006. Prior to joining us, he held various positions at Philips Consumer Electronics over a seven year period, first as Product Marketing Manager for the Accessories Product Group, initially set up to support Philip’s Audio division, and then as head of that division. He was educated at Terenure College and the College of Commerce in Dublin and completed his studies at University College, where he gained a Bachelor of Commerce Degree.
Mark S. Kopaskie is our Executive Vice President and General Manager, U.S. Operations. He rejoined us in September 2006 as our Senior Vice President and General Manager, U.S. Operations and was promoted to his current position in December 2006. He was our Executive Vice President and Chief Operating Officer from 1995 to 1997. From 2003 until November, 2005, Mr. Kopaskie was President and Chief Executive Officer of Packaging Advantage Corporation (PAC), a personal care and household products manufacturer, which was acquired by Marietta Corporation in November 2005. Following the acquisition, he served as Senior Vice President, Business Development for Marietta Corporation. From 1997 to 2003, he held senior management positions at Birdair Inc., a world leader in the engineering, manufacturing, and construction of tensioned membrane structures, and OK International, a manufacturer and marketer of fluid dispensing equipment, solder and de-solder systems, and wire wrap products. Prior to joining us in 1995, Mr. Kopaskie was Senior Vice President of Operations at Mr. Coffee Inc. He obtained a B.S. in Civil Engineering with High Honors from Clarkson University.
Richard A. Firehammer, Jr., Esq. has been our Senior Vice President since February 1999. He has been our General Counsel since October 1993 and Secretary since February 1994. He was our Vice President from May 1997 until August 1998. He was outside counsel to us from September 1998 until being rehired in February 1999. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm, Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He is admitted to the Bars in the State of Illinois and the State of Ohio. He is also a certified public accountant. He received a BS degree from Indiana University and a JD degree from Whittier College School of Law.
Bryan M. Hackworth is our Vice President and Chief Financial Officer. He was promoted from Chief Accounting Officer in August 2006. Mr. Hackworth joined us in June 2004 as Corporate Controller and subsequently assumed the role of Chief Accounting Officer in May 2006. Before joining us in 2004, he spent five years at Mars, Inc., a privately held international manufacturer and distributor of consumer products and served in several financial and strategic roles (Controller — Ice Cream Division; Strategic Planning Manager for the WHISKAS ® Brand) and various other financial management positions. Prior to joining Mars Inc., Mr. Hackworth spent six years at Deloitte & Touche LLP as an audit manager, specializing in the manufacturing and retail industries. He obtained a B.A. degree in Economics from U.C. Irvine and is a Certified Public Accountant.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 13, 2007 was $26.53. Our stockholders of record on March 13, 2007 numbered approximately 80. We have never paid cash dividends on our common stock, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business. In addition, the terms of our revolving credit facility limit our ability to pay cash dividends on our common stock. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 7.”
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during 2006.
The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock, as reported by NASDAQ:

	2006		2005
	High	Low	High	Low
First Quarter	$18.50	$16.80	$18.54	$16.31
Second Quarter	20.30	16.21	17.76	15.35
Third Quarter	19.73	16.45	18.58	16.11
Fourth Quarter	22.25	18.45	18.69	16.07
Purchases of Equity Securities
The following table sets forth, for the periods indicated, our total stock repurchases, average price paid per share, and the maximum number of shares that may yet be purchased under our plans or programs:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet Be
			Publicly	Purchased
	Total Number of	Weighted Average	Announced	Under the
	Shares	Price Paid	Plans	Plans or
Period	Purchased	per Share	or Programs	Programs
1/1/06 - 1/31/06	—	—	—	602,981
2/1/06 - 2/28/06	—	—	—	602,981
3/1/06 - 3/31/06	—	—	—	602,981
4/1/06 - 4/30/06	—	—	—	602,981
5/1/06 - 5/31/06	—	—	—	602,981
6/1/06 - 6/30/06	13,455	$16.47	—	589,526
7/1/06 - 7/31/06	500	16.55	—	589,026
8/1/06 - 8/31/06	16,771	17.95	—	2,000,000
9/1/06 - 9/30/06	1,600	18.00	—	1,998,400
10/1/06 - 10/31/06	—	—	—	1,998,400
11/1/06 - 11/30/06	75,000	21.46	—	1,923,400
12/1/06 - 12/31/06	20,000	20.98	—	1,903,400

Total	127,326	$20.33	—

During the year ended December 31, 2003 our Board of Directors authorized the repurchase of 1.5 million shares of outstanding common stock under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans. This program authorized repurchases in the open market. The program expired on August 30, 2006; however, during 2006, we repurchased 30,726 shares under the program.
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. During the year ended December 31, 2006, we repurchased 96,600 shares, under the new program.
Accordingly, during 2006 we repurchased a total of 127,326 shares of our common stock in the open market.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected historical consolidated financial information as of December 31, 2006 and December 31, 2005, and for each of the three years ended December 31, 2006 have been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 2004, December 31, 2003 and December 31, 2002 and for the two years ended December 31, 2003 have been derived from our audited financial statements, which are not included in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
(in thousands, except per share data)
Net sales	$235,846	$181,349	$158,380	$120,468	$103,891
Operating income	$18,517	$11,677	$13,540	$8,573	$6,981
Net income	$13,520	$9,701	$9,114	$6,267	$5,939
Earnings per share:
Basic	$0.98	$0.72	$0.67	$0.46	$0.43
Diluted	$0.94	$0.69	$0.65	$0.45	$0.42
Shares used in calculating earnings per share:
Basic	13,818	13,462	13,567	13,703	13,790
Diluted	14,432	13,992	14,100	14,007	14,163
Cash dividend declared per common share	—	—	—	—	—
Gross margin	36.4%	37.0%	38.9%	38.4%	40.1%
Selling, general, administrative, research and development expenses as a % of net sales	28.5%	30.6%	30.3%	31.3%	33.4%
Operating margin	7.9%	6.4%	8.6%	7.1%	6.7%
Net income as a % of net sales	5.7%	5.4%	5.8%	5.2%	5.7%
Return on average assets	8.3%	6.8%	6.8%	5.5%	6.1%
Working capital	$106,179	$77,201	$75,081	$82,191	$71,457
Ratio of current assets to current liabilities	3.4	2.8	3.1	3.7	5.3
Total assets	$178,608	$146,319	$140,400	$126,167	$100,016
Cash and cash equivalents	$66,075	$43,641	$42,472	$58,481	$18,064
Short-term investments	—	—	—	—	$22,500
Long-term debt	—	—	—	—	$41
Stockholders’ equity	$134,217	$103,292	$103,881	$95,171	$83,237
Book value per share (a)	$9.58	$7.63	$7.66	$6.89	$6.17
Ratio of liabilities to liabilities and stockholders’ equity	24.9%	29.4%	26.0%	24.6%	16.8%

(a)	Book value per share is defined as stockholders’ equity divided by common shares issued, less treasury stock.
The comparability of information between 2005 and 2004 with prior years is affected by the acquisition of SimpleDevices Inc. in the fourth quarter of 2004.

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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers nearly 302,000 individual device functions and over 3,100 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included. In the second quarter of 2005, we introduced a new product named “NevoSL”®. NevoSL® is a universal controller that delivers complete audio, visual and Wi-Fi digital media control for the networked home. In 2006, we continued to enhance our product lines by introducing NevoStudio 2.0, an update to our software suite for NevoSL®.
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. (“SimpleDevices”) for approximately $12.8 million in cash, including direct acquisition costs, plus a performance-based payment of our unregistered common stock to be paid in the first quarter of 2007 if certain financial objectives were achieved. The performance-based payment was not reflected as part of the purchase price as of December 31, 2006, since the performance metrics were not met.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets and intangible assets, impairment of goodwill, income taxes and stock-based compensation expense. Actual results may differ from the estimates, and these estimates may be adjusted as more information becomes available and any adjustment could be significant.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition
We recognize revenue on the sale of products when delivery has occurred, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectibility is reasonably assured.
We record a provision for estimated sales returns on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded.
We accrue for discounts and rebates on product sales in the same period as the related revenues are recorded based on historical experience. Changes in such accruals may be required if future rebates and incentives differ from our estimates. Rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales if we provide products or services for payment.
Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded. We have no obligations after delivery of our products other than the associated warranties. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted, either upward or downward.
We generate service revenue, which is paid monthly, as a result of providing consumer support programs to some of our customers through our call centers. These service revenues are recognized when services are performed, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.
We also license our intellectual property (including our patented technologies), trade secrets, trademarks, and database of infrared codes. We record license revenue when our customers ship products incorporating our intellectual property, persuasive evidence of an arrangement exist, the sales price is fixed or determinable, and collectibility is reasonably assured.

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
We account for revenue under software licensing arrangements involving significant production, modification or customization of software in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method. When applying the percentage-of-completion method, we rely on estimates of total expected contract revenue and labor hours which are provided by our project managers. We follow this method because reasonably dependable estimates of the revenue and labor applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions to revenue and profit estimates are charged to income in the period in which the facts that give rise to the revision become known, and losses are accrued when identified.
Warranty
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses, which are included in cost of sales, as we sell the related products. Because warranty expense is a forecast based on the best available information, primarily historical claims experience, actual claim costs may differ from the amounts provided. If a significant product defect were to be discovered on a high volume product, our financial statements could be materially impacted. Historically, product defects have been less than 0.5% of net sales units. Each 0.1% change in the ratio of product defects to net sales units impacts the warranty reserve and cost of sales by approximately $50 thousand.
Inventories
Our inventories consist of wireless control devices, including but not limited to universal remote controls, antennas and integrated circuits and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. New product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence and unmarketable inventory equal to the difference between the inventory’s cost and its estimated market value based upon our best estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, new technology is developed that renders our products obsolete or significant price decreases occur in component parts, such as integrated circuits, additional inventory write-downs may be required, which could have a material impact on our financial statements. Our total excess and obsolete inventory reserve as of December 31, 2006 and December 31, 2005 was approximately $2.2 million and $2.3 million, respectively, or 7.6% and 7.8% of total inventory. Each 1% change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $300 thousand.
Business Combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets and the liabilities assumed, as well as in-process research and development (“IPR&D”), based on their estimated fair values. In October 2004, we purchased SimpleDevices, for approximately $12.8 million, including direct acquisition costs; the purchase price has been allocated to the net assets acquired based on estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer contracts, developed and core technology and trade names.
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
Valuation of long-lived assets and intangible assets
We assess long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger an impairment review if significant include the following:
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
When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Our domestic and international operations represent components of the Core Business Segment.
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
The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
Income Taxes
As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.
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
The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, we provide for tax liabilities when we believe such liabilities are probable under SFAS 5, Accounting for Contingent Liabilities. Actual results could differ from our estimates.

Stock-Based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method, and therefore we have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based awards granted after January 1, 2006 or granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize such compensation expense net of estimated forfeitures, but only for those shares expected to vest on a straight-line basis over the service period of the award, which is generally the option vesting term of three to four years. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based compensation for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
Prior to January 1, 2006, we accounted for options granted under these plans using the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS 123. Under the intrinsic-value method of APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant options with an exercise price equal to the market value of the common stock on the date of grant; therefore no compensation expense was recognized related to those options for the 2005 and 2004 fiscal years.
We issue restricted stock awards to the outside directors for services performed. Under both APB No. 25 and SFAS No. 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year. The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date.
Under the provisions of SFAS No. 123R, companies may no longer account for unrecognized compensation expense related to nonvested stock awards as deferred compensation. SFAS No. 123R requires that any existing balance of deferred compensation as of the adoption date be reclassified to additional paid-in capital. Because the Company adopted SFAS No. 123R on the modified prospective basis, results from prior periods have not been restated to conform to the current presentation. During the year ended 2006, 2005 and 2004, restricted shares totaling 19,375, 20,000 and 9,077 were issued, respectively.
Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the year ended December 31, 2006, we recorded $3.1 million in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $0.3 million in pre-tax stock-based compensation expense related to restricted stock.
The stock-based compensation expense was attributable to the following:

December 31,
(In thousands)	2006
Cost of sales	$26
Research and development	370
Selling, general and administrative	2,721

Total stock-based compensation expense before income taxes	$3,117

The total amount of stock-based compensation expense related to non-vested awards not yet recognized as of December 31, 2006 was $4.0 million, which is expected to be recognized over a weighted-average life of 2.0 years. Additionally, the total amount of compensation expense related to non-vested restricted awards not yet recognized as of December 31, 2006 was $0.2 million, which is expected to be recognized over a weighted-average life of 6 months.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the utilization of highly subjective assumptions, including with respect to the expected life of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the amount of stock-based compensation expense could be significantly different from the amount recorded. If the forfeiture rate decreased by 1%, stock-based compensation expense would have increased by approximately $0.2 million for the year ended December 31, 2006. In 2006, we granted 46,000 stock options to employees. Due to the minimal amount of stock options granted in 2006, our stock-based compensation expense relating to these stock options will not be materially affected by changes in our assumptions.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.6	63.0	61.1

Gross profit	36.4	37.0	38.9
Research and development expenses	3.1	3.6	3.7
Selling, general and administrative expenses	25.4	27.0	26.6

Operating income	7.9	6.4	8.6
Interest income	0.5	0.5	0.5
Other (expense) income, net	(0.2)	1.2	(0.4)

Income before income taxes	8.2	8.1	8.7
Provision for income taxes	2.5	2.7	2.9

Net income	5.7%	5.4%	5.8%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Consolidated
Net sales for the year ended December 31, 2006 were $235.8 million, an increase of 30% compared to $181.3 million for the same period last year. Net income for 2006 was $13.5 million or $0.98 per share (basic) and $0.94 per share (diluted) compared to $9.7 million or $0.72 per share (basic) and $0.69 per share (diluted) for 2005.

	2006		2005
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$178.8	75.8%	$126.2	69.6%
Consumer	57.0	24.2%	55.1	30.4%

Total net sales	$235.8	100.0%	$181.3	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 76% of net sales for 2006 compared to approximately 70% for 2005. Net sales in our business lines for 2006 increased by 42% to $178.8 million from $126.2 million in 2005. This increase in sales resulted primarily from an increase in the volume of remote control sales, which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. As a result, we expect Business category revenue to range between $195 and $205 million in 2007.
Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 24% of net sales for 2006 compared to approximately 30% for 2005. Net sales in our consumer lines for 2006 increased by 4% to $57.0 million, from $55.1 million in 2005. Retail sales outside North America and Europe increased by $1.2 million compared to 2005 due to a new distributor in Australia and strong sales in Argentina, Brazil and New Zealand. The increase in consumer lines net sales was also driven by the strengthening of both the Euro and the British Pound compared to the U.S. Dollar, which resulted in an increase in net sales of approximately $1.0 million. However, excluding the positive foreign exchange impact, the dollar amount of European Retail sales was constant, compared to the prior year. This increase in consumer lines net sales was also driven by our entry into the custom electronic design & installation association (“CEDIA”) market in the second quarter of 2005, as CEDIA sales increased by $0.8 million from 2005. Partially offsetting these increases was Private Label sales, which decreased by $0.5 million, or 12%, to $3.5 million in 2006 from $4.0 million in 2005. This was due to a decline in the volume of Kameleon sales in the United States. Additionally, United States direct import licensing and product revenues for 2006 decreased by $0.4 million or 16%, to $2.1 million in 2006 from $2.5 million in 2005, due to a decline in royalty revenue. We expect Consumer category revenue to range between $60 and $70 million in 2007.
Gross profit for 2006 was $85.9 million compared to $67.1 million for 2005. Gross profit as a percent of sales for 2006 was 36.4% compared to 37.0% for 2005. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, representing a larger percentage of our total business. The impact of this change in mix was a 3.3% reduction in the gross profit rate. Partially offsetting this decrease in the gross profit rate was a reduction of $1.4 million of freight expense recorded in 2006 as compared to 2005. In 2006, there was a decrease in the percentage of units that were shipped by air. Lower freight expense contributed to a 1.2% increase in the gross profit rate. A reduction in inventory scrap expense of $0.9 million added 0.7% to the gross profit rate. Scrap expense has declined as inventory management has improved. Royalty expense increased $41 thousand, but added 0.5% to the gross profit rate. Royalty expense is tied to Consumer sales, which have declined as a percentage of our total business. Warranty expense decreased by $0.2 million, which added 0.2% to the profit rate. Gross profit was also favorably impacted by the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $0.9 million and an increase of 0.2% in the gross profit rate.
Research and development expenses increased 13% from $6.6 million in 2005 to $7.4 million in 2006. The expensing of stock options, which was adopted on January 1, 2006 (SFAS 123R), accounted for $0.4 million of the increase. The remainder of the increase is related to development efforts with radio frequency technology using the Z-Wave platform, continued expansion of the Nevo® platform and development efforts taking place at our San Mateo location. We expect research and development expenses to remain near current levels for the full year 2007.
Selling, general and administrative expenses increased 23% from $48.9 million in 2005 to $59.9 million in 2006. Employee performance-based bonuses increased by $4.0 million, payroll and benefits increased by $3.5 million due to the growth of our company, expensing of stock options, which was adopted on January 1, 2006 (SFAS 123R), amounted to $2.4 million, travel increased $0.8 million, delivery and freight costs increased by $0.5 million due to the increase in sales volume, advertising increased by $0.5 million, $0.4 million is attributable to tradeshows and $0.4 million due to the strengthening of both the Euro and British Pound compared to the U.S. Dollar. These items were partially offset by lower bad debt expense, which decreased by $1.9 million. Fiscal 2005 bad debt expense included a $1.6 million write-down for a receivable due from a former European distributor. We expect that selling, general, and administrative expenses will range between $63.6 and $67.6 million for the full year 2007.

In 2006, we recorded $1.4 million of interest income compared to $0.8 million for 2005. This increase is due to higher money market rates and a higher average cash balance. Net interest income will range between $1.5 and $2.0 million in 2007.
In 2006, other expense, net was $0.5 million as compared to $2.2 million of other income, net for 2005. Approximately $0.5 million of other expense in 2006 resulted from foreign currency losses, and approximately $2.1 million of other income in 2005 resulted from foreign currency gains.
We recorded income tax expense of $5.9 million in 2006 compared to $5.0 million in 2005. Our effective tax rate was 30.4% in 2006 compared to 33.9% in 2005. The decrease in our effective tax rate is due primarily to the Netherlands’ statutory tax rate decreasing from 31.5% in 2005 to 29.6% in 2006. We estimate that our effective tax rate will range between 30.0% and 32.0% for the full year 2007.
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
Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 30% of net sales for 2005 compared to 38% for 2004. Net sales in our consumer lines for 2005 decreased by 9% to $55.1 million, from $60.8 million in 2004. The decrease in sales resulted primarily from a decrease in European retail sales, which were down 11% to $43.0 million in 2005 from $47.6 million in 2004. This decrease was primarily attributable to lower volumes in the U.K. market and the weakening of both the Euro and the British Pound compared to the U.S. Dollar. The impact of the weakening currencies resulted in a decrease in net sales of approximately $0.6 million. Excluding the negative foreign exchange impact, European retail sales decreased $4.0 million compared to 2004. Private label sales decreased by 41% to $4.0 million in 2005 from $6.8 million in 2004. This was due to a decline in the volume of Kameleon® sales. Kameleon® sales declined during 2005 compared to 2004 as a result of fewer new product introductions. United States direct import licensing and product revenues for 2005 decreased by 21% to $2.5 million from $3.2 million in 2004 due to a decline in the volume of Kameleon® sales. Partially offsetting these decreases was our entry into the CEDIA market, in the second quarter of 2005. This added net sales of $2.5 million and 5% to the Consumer category net sales growth as compared to 2004.

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
We recorded income tax expense of $5.0 million in 2005 compared to $4.6 million in 2004. Our effective tax rate was 33.9% in 2005, and 33.6% in 2004.

Liquidity and Capital Resources
(In thousands)

	Year Ended		Year Ended		Year Ended
	December 31,	Increase	December 31,	Increase	December 31,
	2006	(decrease)	2005	(decrease)	2004
Cash provided by operating activities	$17,212	$3,083	$14,129	$10,138	$3,991
Cash used for investing activities	(5,068)	(1,031)	(4,037)	12,521	(16,558)
Cash provided by (used for) financing activities	5,183	8,429	(3,246)	1,565	(4,811)
Effect of exchange rate changes	5,107	10,784	(5,677)	(7,046)	1,369

		Increase
	December 31, 2006	(decrease)	December 31, 2005
Cash and cash equivalents	$66,075	$22,434	$43,641
Working capital	106,179	28,978	77,201
Cash provided by operating activities
Our principal sources of funds are from operations. Cash provided by operating activities for 2006 was $17.2 million, compared to $14.1 million and $4.0 million during 2005 and 2004, respectively. The increase in cash flows from operations in 2006 compared to 2005 is primarily due to an increase in net sales, which resulted in an increase in net income of 39% from $9.7 million in 2005 to $13.5 million in 2006, as well as improvement in our days sales outstanding and overall inventory management. Our days sales outstanding improved from approximately 76 days at December 31, 2005 to approximately 67 days at December 31, 2006, due primarily to strong collections from our significant customers. In addition, despite an increase in net sales of approximately 30% from 2005 to 2006, inventory levels remained relatively constant with the prior year.
The increase in cash flow from operations in 2005 compared to 2004 was primarily due to lower income tax payments in 2005, increased cash collections resulting from higher net sales offset partially by an increase in our days sales outstanding (“DSO”) and accounts payable and accrued expenses increasing by a greater amount in 2005 versus 2004.
Cash used for investing activities
Cash used for investing activities during 2006 was $5.1 million as compared to $4.0 million and $16.6 million during 2005 and 2004, respectively. The decrease in cash used for investing activities in 2005 compared to 2004 was primarily caused by the purchase of SimpleDevices in 2004 for $12.8 million.
Capital expenditures in 2006, 2005, and 2004 were $4.1 million, $3.1 million, and $2.7 million, respectively. Capital expenditures relate primarily to acquiring product tooling each year and we anticipate this trend will continue in 2007. In order to accommodate the growth of our company, we plan to renovate and expand our corporate headquarters in early 2007. Costs of this renovation are estimated to be approximately $1.0 million and will be financed through our current operations as well as a $0.4 million tenant improvement allowance. We are currently evaluating our existing and future information system requirements, and we may make a significant investment to upgrade our systems in 2007.
Cash provided by (used for) financing activities
Cash provided by financing activities during 2006 was $5.2 million as compared to cash used for financing activities of $3.2 million and $4.8 million during 2005 and 2004, respectively. Proceeds from stock option exercises were $7.5 million during 2006, compared to proceeds of $2.9 million and $1.9 million during 2005 and 2004, respectively. We purchased 127,326 shares of our common stock at a cost of $2.6 million during 2006, compared to 356,285 and 494,998 shares at a cost of $6.1 million and $6.7 million during 2005 and 2004, respectively. We hold these shares as treasury stock, and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006, through December 31, 2006, we purchased 96,600 shares of our common stock, leaving 1,903,400 shares available for purchase under the Credit Facility. During 2007 we may continue to purchase shares of our common stock if we believe conditions are favorable or to offset the dilutive effect of stock option exercises.
The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica for an additional three years, expiring on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.58%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of December 31, 2006, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of December 31, 2006, we were in compliance with all financial covenants required by the Credit Facility.
Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2006, we had $106.2 million of working capital as compared to $77.2 at December 31, 2005. The increase in working capital during these periods is principally due to higher cash and accounts receivable balances at December 31, 2006 compared to December 31, 2005.
The following table summarizes our contractual obligations at December 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 year	Years	years	5 years
Operating Lease Obligations	$6,266	$1,653	$2,250	$1,681	$682
Purchase Obligations(1)	20,606	20,590	16	—	—

Total	$26,872	$22,243	$2,266	$1,681	$682

(1)	Purchase obligations primarily consist of an agreement with a specific vendor to purchase approximately 80% of our integrated circuits through December 31, 2007 from this vendor.
At December 31, 2006, we did not have any bank guarantees that provide for the bank to make payment on our behalf in the event of our non-payment for transactions with suppliers in the ordinary course of business.
At December 31, 2006, we had approximately $6.1 million and $60.0 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2005, we had approximately $1.0 million and $42.6 million of cash and cash equivalents in the United States and Europe, respectively.
It is our policy to carefully monitor the state of our business, cash requirements, and capital structure. We believe that funds generated from our operations and available from our credit facility will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2007; however, there can be no assurance that such funds will be adequate for that purpose.

Off Balance Sheet Arrangements
We do not participate in any off balance sheet arrangements.
New Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. In SAB 108, the SEC provides guidance on considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 had no effect on our consolidated financial position, results of operations or cash flows.
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
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by us on January 1, 2007. We have not been able to complete our evaluation of the impact of adopting Interpretation 48 and as a result, are not able to estimate the effect the adoption will have on our financial position and results of operations, including our ability to comply with current debt covenants.
In March 2006, the Task Force of the FASB issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to the Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation). EITF 06-3 provides guidance on the presentation of taxes remitted to governmental authorities on the income statement. The Task Force reached the conclusion that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, Disclosures of Accounting Policies. Any such taxes that are reported on a gross basis should be disclosed if amounts are significant. EITF 06-3 is effective for years beginning after December 15, 2006. We record revenue net of sales tax and VAT. At the time we record revenue, sales tax and VAT charged to customers are recorded as a liability in other accrued expenses. The liability is reduced when the sales tax or VAT is remitted to the local government.

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
Throughout 2007, we are continuing development of our Nevo® technology, an embedded solution that transforms an electronic display into a sophisticated and easy-to-use wireless home control and automation device. New Nevo products will help us to increase the strength we have built in our custom installation business worldwide. We are continuing to seek ways to use our technology to make the set-up and use of control products, and the access to and control of digital entertainment within the home entertainment network, easier and more affordable. In addition, we are working on product line extensions to our One For All® branded products which include digital antennas, signal boosters, and other A/V accessories.
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
We will continue developing software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging, and in the remainder of 2007 we look to continue to build relationships with our customers in this category.
Throughout 2007, we will continue to evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines as well as in the networked home marketplace. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
On August 31, 2006, we amended our credit facility to extend for an additional three years, expiring on August 31, 2009. The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At December 31, 2006, we had no borrowings on our credit facility. The interest rate in effect on the credit facility as of December 31, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.58%.
At December 31, 2006 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina, Spain and Italy. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at December 31, 2006, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from December 31, 2006, net income and cash flows in the first quarter of 2007 would fluctuate by approximately $0.1 million and $4.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Electronics Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 and Note 11 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.
Our audit was conducted for the purpose of forming an opinion of the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Electronics Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Irvine, California
March 9, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Universal Electronics Inc.:
In our opinion, the accompanying consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2004, present fairly, in all material respects, the results of operations and cash flows of Universal Electronics Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California
March 16, 2005, except for Note 18,
as to which the date is March 9, 2007

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$66,075	$43,641
Accounts receivable, net	51,867	41,861
Inventories, net	26,459	26,708
Prepaid expenses and other current assets	2,722	3,841
Income tax receivable	—	903
Deferred income taxes	3,069	2,971

Total current assets	150,192	119,925

Equipment, furniture and fixtures, net	5,899	4,352
Goodwill	10,644	10,431
Intangible assets, net	5,587	6,007
Other assets	221	403
Deferred income taxes	6,065	5,201

Total assets	$178,608	$146,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,153	$22,731
Accrued sales discounts/rebates	4,498	3,406
Accrued income taxes	4,483	7,551
Accrued compensation	7,430	2,766
Other accrued expenses	7,449	6,270

Total current liabilities	44,013	42,724
Long term liabilities:
Deferred income taxes	103	74
Deferred revenue	—	229
Other long term liability	275	—

Total liabilities	44,391	43,027

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 17,543,235 and 16,963,748 shares issued at December 31, 2006 and 2005, respectively	175	169
Paid-in capital	94,733	83,220
Accumulated other comprehensive income (loss)	2,759	(5,265)
Retained earnings	68,514	54,994
Deferred stock-based compensation	—	(163)

	166,181	132,955
Less cost of common stock in treasury, 3,528,827 and 3,420,876 shares at December 31, 2006 and 2005, respectively	(31,964)	(29,663)

Total stockholders’ equity	134,217	103,292

Total liabilities and stockholders’ equity	$178,608	$146,319

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$235,846	$181,349	$158,380
Cost of sales	149,970	114,222	96,800

Gross profit	85,876	67,127	61,580
Research and development expenses	7,412	6,580	5,865
Selling, general and administrative expenses	59,947	48,870	42,175

Operating income	18,517	11,677	13,540
Interest income	1,401	845	723
Other (expense) income, net	(498)	2,152	(540)

Income before provision for income taxes	19,420	14,674	13,723
Provision for income taxes	5,900	4,973	4,609

Net income	$13,520	$9,701	$9,114

Earnings per share:
Basic	$0.98	$0.72	$0.67

Diluted	$0.94	$0.69	$0.65

Shares used in computing earnings per share:
Basic	13,818	13,462	13,567

Diluted	14,432	13,992	14,100

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Common Stock			Other		Deferred
	Issued		in Treasury		Paid-in	Comprehensive	Retained	Stock-Based		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Compensation	Totals	Income

Balance at December 31, 2003	16,405	$164	(2,599)	$(17,233)	$75,805	$298	$36,179	$(42)	$95,171

Comprehensive income:
Net income							9,114			$9,114
Currency translation adjustment						3,273				3,273

Total comprehensive income										$12,387

Shares issued for retirement plan	29	1			430				431
Purchase of treasury shares			(495)	(6,696)					(6,696)
Stock options exercised	209	2			1,883				1,885
Restricted stock grants					349			(349)	—
Shares issued to Directors			9	76	(76)				—
Director stock-based compensation								222	222
Tax benefit from exercise of non - qualified stock options					481				481

Balance at December 31, 2004	16,643	167	(3,085)	(23,853)	78,872	3,571	45,293	(169)	103,881
Comprehensive income:
Net income							9,701			$9,701
Currency translation adjustment						(8,836)				(8,836)

Total comprehensive income										$865

Shares issued for retirement plan	31				533				533
Purchase of treasury shares			(356)	(6,110)					(6,110)
Stock options exercised	290	2			2,862				2,864
Restricted stock grants					326			(326)	—
Shares issued to Directors			20	300	(300)				—
Director stock-based compensation					74			332	406
Tax benefit from exercise of non - qualified stock options					853				853

Balance at December 31, 2005	16,964	169	(3,421)	(29,663)	83,220	(5,265)	54,994	(163)	$103,292
Comprehensive income:
Net income							13,520			$13,520
Currency translation adjustment						8,024				8,024

Total comprehensive income										$21,544

Shares issued for retirement plan	29	1			528				529
Purchase of treasury shares			(127)	(2,589)					(2,589)
Stock options exercised	550	5			7,492				7,497
Shares issued to Directors			19	288	(288)				—
Stock-based compensation expense under SFAS 123R					3,117				3,117
Tax benefit from exercise of non - qualified stock options					827				827
Reclassification of deferred stock-based compensation on adoption of SFAS 123(R)					(163)			163	—

Balance at December 31, 2006	17,543	$175	(3,529)	$(31,964)	$94,733	$2,759	$68,514	$—	$134,217

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash provided by operating activities:
Net income	$13,520	$9,701	$9,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,187	3,702	3,093
Provision for doubtful accounts	210	2,121	161
Provision for inventory write-downs	1,810	2,735	3,788
Deferred income taxes	(637)	(130)	349
Tax benefit from exercise of stock options	552	853	481
Shares issued for employee benefit plan	529	533	431
Stock-based compensation	3,117	406	222
Loss on disposal of fixed assets	—	—	192
Write-off of in-process R&D	—	—	240
Write down of investment in private company	—	3	357
Changes in operating assets and liabilities (net of acquisition in 2004):
Accounts receivable	(7,120)	(6,966)	(6,386)
Inventory	(280)	(7,128)	(7,311)
Prepaid expenses and other assets	1,459	(1,207)	(2,490)
Accounts payable and accrued expenses	2,546	5,416	2,329
Accrued income and other taxes	(2,681)	4,090	(579)

Net cash provided by operating activities	17,212	14,129	3,991

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(4,057)	(3,137)	(2,657)
Acquisition of intangible assets	(1,011)	(900)	(1,147)
Payments for business acquired, net of cash acquired	—	—	(12,754)

Net cash used for investing activities	(5,068)	(4,037)	(16,558)

Cash provided by (used for) financing activities:
Proceeds from stock options exercised	7,497	2,864	1,885
Treasury stock purchased	(2,589)	(6,110)	(6,696)
Excess tax benefit from stock-based compensation	275	—	—

Net cash provided by (used for) financing activities	5,183	(3,246)	(4,811)
Effect of exchange rate changes on cash	5,107	(5,677)	1,369

Net increase (decrease) in cash and cash equivalents	22,434	1,169	(16,009)
Cash and cash equivalents at beginning of year	43,641	42,472	58,481

Cash and cash equivalents at end of year	$66,075	$43,641	$42,472

Supplemental Cash Flow Information — Income taxes paid were $8.7 million, $0.3 million, and $4.5 million in 2006, 2005 and 2004, respectively.
Supplemental schedule of non-cash investing activities:
In 2004 we purchased over 99% of the outstanding shares of SimpleDevices, Inc. for $12.8 million, net of cash acquired (See Note 22 to the consolidated financial statements). In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$13,613
Cash paid for capital stock, net	12,761

Liabilities assumed	$852

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business
Universal Electronics Inc., based in Southern California, has developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home environment. Our primary markets include retail, private label, original equipment manufacturers (“OEMs”), custom installers, cable and satellite service providers, and companies in the personal computing industry. Over the past 19 years, we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies. In addition, we sell our universal wireless control products and other audio/visual accessories through our European headquarters in The Netherlands, and to distributors and retailers in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico, and selected countries in Asia and Latin America under the One For All® brand name.
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
Reclassification and Segment Realignment
In the third quarter of 2006, we integrated the SimpleDevices business segment into our Core Business segment in order to more closely align our financial reporting with our business structure. The segment integration did not impact previously reported consolidated net revenue, income from operations, net income or net earnings per share.
Certain prior year amounts have been reclassified to conform with the presentation utilized in the current year ended December 31, 2006.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and judgments. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combinations, purchase price allocations, review for impairment of long-lived assets, intangible assets and goodwill, contingencies, stock-based compensation expense and income taxes. These estimates may be adjusted as additional information becomes available and any adjustment could be significant.
Revenue Recognition
We recognize revenue on the sale of products when delivery has occurred, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. We record a provision for estimated sales returns and allowances on product sales in the same period as the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded. We have no obligations after the delivery of our products other than the associated warranties (See Note 21 to the consolidated financial statements). We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted, either upward or downward.
We generate service revenue, which is paid monthly, as a result of providing consumer support programs to some of our customers through our call centers. These service revenues are recognized when services are performed, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.
We also license our intellectual property (including our patented technologies), trade secrets, trademarks, and database of infrared codes. We record license revenue when our customers ship products incorporating our intellectual property, persuasive evidence of an arrangement exist, the sales price is fixed or determinable, and collectibility is reasonably assured.
When a sales arrangement contains multiple elements, such as software products, licenses and/or services, we allocate revenue to each element based on its relative fair value. The fair values for the multiple elements are determined based on vendor specific objective evidence (“VSOE”), or the price charged when the element is sold separately. The residual method is utilized when VSOE exists for all the undelivered elements, but not for the delivered element. This is performed by allocating revenue to the undelivered elements (that have VSOE) and the residual revenue to the delivered elements. When the fair value for an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges. In certain arrangements, we may provide for services that are insignificant and would not affect revenue recognition.
We account for revenue under software licensing arrangements involving significant production, modification or customization of software in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method. When applying the percentage-of-completion method, we rely on estimates of total expected contract revenue and labor hours. We follow this method because reasonably dependable estimates of the revenue and labor applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions to revenue and profit estimates are charged to income in the period in which the facts that give rise to the revision become known and losses are accrued when identified.
Foreign Currency Translation and Foreign Currency Transactions
The functional currency for our foreign operations is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate during the period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive income (loss) in stockholders’

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equity, and are excluded from net income. The portions of inter-company accounts receivable and accounts payable that are not intended for settlement are translated at exchange rates in effect at the balance sheet date.
We recorded a foreign currency translation gain of $8.0 million for the twelve months ended December 31, 2006 and a foreign currency translation loss of $8.8 million and a foreign currency translation gain of $3.3 million for the years ended December 31, 2005 and 2004, respectively. The foreign currency translation gain of $8.0 million for the year ended December 31, 2006 is due to the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.32 and 1.18 at December 31, 2006 and December 31, 2005, respectively. The foreign currency translation loss of $8.8 million for the year ended December 31, 2005 is due to the strengthening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.18 and 1.35 at December 31, 2005 and December 31, 2004, respectively. The foreign currency translation gain of $3.3 million for the year ended December 31, 2004 is due to the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.35 and 1.26 at December 31, 2004 and December 31, 2003, respectively.
Transaction gains and losses generated by the effect of changes in foreign exchange rates on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable entity are recorded in other (expense) income, net (See Note 15 to the consolidated financial statements).
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
At December 31, 2006, we had approximately $6.1 million and $60.0 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2005, we had approximately $1.0 million and $42.6 million of cash and cash equivalents in the United States and Europe, respectively.
Inventories
Inventories consisting of wireless control devices, including universal remote controls, antennas, and related component parts, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method and includes integrated circuits, sub-contractor costs, and freight-in. We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis.
New product innovations and technological advances may shorten a given product’s life cycle. We continually monitor the inventory status to control inventory levels and dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated fair value based upon our best estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory write-downs totaled approximately $1.8 million, $2.7 million and $3.8 million in 2006, 2005, and 2004, respectively. The decline in inventory write-downs is due to overall improvement in inventory management.
Equipment, Furniture and Fixtures
Equipment, furniture and fixtures are recorded at cost. For financial reporting purposes, depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in operating income. We utilize a threshold of

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$1,000 for capitalizing individual assets and $5,000 for capitalizing bulk assets. Additionally, these assets must have a useful life greater than one year.
Estimated useful lives consist of the following:

Tooling and Equipment	2-7 Years
Computer Equipment	3-5 Years
Software	3-5 Years
Furniture and Fixtures	5-7 Years
Leasehold Improvements	Lesser of lease term or useful life (approximately 2 to 6 years)
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
We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner or use of the assets or strategy for the overall business and (3) significant negative industry or economic trends.
When we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, we conduct an impairment review. The asset is impaired if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors.
The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We calculate fair value by taking the sum of the discounted projected cash flows over the assets remaining useful life, using a discount rate commensurate with the risks inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors. At December 31, 2006, it was determined there was no impairment of long-lived assets or intangible assets.
Goodwill
We record the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. We have adopted the provisions of SFAS 142, Goodwill and Intangible Assets. Under SFAS 142, we are required to test goodwill for impairment at least annually. We evaluate the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units (See Note 3 to the consolidated financial statements). A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our domestic and international components are “reporting units” within the operating segment “Core Business”.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We conducted annual impairment reviews as of December 31, 2006, 2005, and 2004. Based on the analysis performed we determined that the fair value exceeded its carrying amount, and therefore concluded that there was no indication of an impairment loss.
During the fourth quarter of 2004 we purchased SimpleDevices for approximately $12.8 million in cash, including direct acquisition costs, and a potential performance-based payment of our unregistered common stock, if certain future financial objectives were achieved.
As a result of the performance-based incentive and other factors, our chief operating decision maker (“CODM”) reviewed SimpleDevices’ discrete operating results through the second quarter of 2006, and SimpleDevices was defined as an “operating segment” and a “reporting unit” as well.
Effective at the end of second quarter 2006, we completed our integration of SimpleDevices’ technologies with our existing technologies, merged SimpleDevices’ sales, engineering and administrative functions into our “domestic” reporting unit, and the performance-based payment related to the acquisition expired. Commencing in the third quarter of 2006, our CODM no longer reviews SimpleDevices’ financial statements on a stand alone basis. As a result of these activities, SimpleDevices became part of the “domestic” reporting unit within our single operating segment.
Income Taxes
Income tax expense includes U.S. and international income taxes. We account for income taxes using the liability method. We record deferred tax assets and deferred tax liabilities on our balance sheet for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes using enacted tax rates that will be in effect when these differences reverse. We record a valuation allowance to reduce net deferred tax assets if we determine that it is more likely than not that the deferred tax assets will not be realized. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year. We also make estimates for uncertain tax provisions and record reserves, if necessary, under SFAS 5, Accounting for Contingencies.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized software costs are stated at cost net of accumulated amortization. Unamortized capitalized software costs were $0.1 million and $0.3 million at December 31, 2006 and 2005, respectively. We capitalized $0, $0, and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense related to capitalized software costs was $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively (See Note 3 to the consolidated financial statements).
Research and Development
We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. As such, research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $2.2 million, $1.5 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Shipping and Handling Fees and Costs
In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements if classified elsewhere in the income statement. We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $7.0 million, $6.3 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Derivatives
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. Depending on the predictability of future receivables, payables and cash flows in each operating currency, we periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables and cash flows. We do not enter into financial instruments for speculation or trading purposes. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other (expense) income, net. Derivatives are recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.
We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $97 thousand for the year ended December 31, 2006, a net pre-tax loss of approximately $409 thousand for the year ended December 31, 2005 and a gain of approximately $5 thousand for the year ended December 31, 2004. We had two foreign currency exchange contracts outstanding at December 31, 2006, known as participating forwards, both with a notional value of $6.25 million each. We had two foreign currency exchange contracts outstanding at December 31, 2005, a forward contract with a notional value of $11.0 million that settled on January 20, 2006, and a participating forward with a notional value of $25.0 million that settled on January 3, 2006.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2006, we entered into a USD/Euro and a USD/GBP participating forward with 50% participation rates and notional values of $6.25 million each. The strike prices of the participating forwards are $1.1865 (USD/Euro) and $1.6900 (USD/GBP). Both contracts settled on January 3, 2007. The loss on the participating forward contracts was approximately ($0.6) million at December 31, 2006, which is included in other accrued expenses. At December 31, 2005, we had a participating forward contract with a notional value of $25 million. We recognized a gain of $1.1 million on the aforementioned contract, which was recorded in prepaids and other current assets as of December 31, 2005. Additionally, at December 31, 2005, we held a USD/Euro forward contract with a notional value of $11.0 million. We recognized a gain of $93 thousand on the aforementioned contract, which was included in prepaid expenses and other current assets as of December 31, 2005.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation expense recognized for the year ended December 31, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. We recognize such compensation expense, net of estimated forfeitures, on a straight-line basis over the service period of the award, which is generally the option vesting term of three to four years. Prior to January 1, 2006, we accounted for options granted under our plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based compensation for public companies. We have applied the provisions of SAB 107 to our adoption of SFAS 123R.
We use the Black Scholes option pricing model to measure the stock-based compensation expense. The assumptions used in the Black Scholes model includes the following: weighted average fair value of grant, risk-free interest rate, expected volatility and expected life in years.
New Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. In SAB 108, the SEC provides guidance on considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 had no effect on our consolidated financial position, results of operations or cash flows.
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
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by us on January 1, 2007. We have not been able to complete our evaluation of the impact of adopting Interpretation 48 and as a result, are not able to estimate the effect the adoption will have on our financial position and results of operations, including our ability to comply with current debt covenants.
In March 2006, the Emerging Issues Task Force of the FASB issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to the Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation). EITF 06-3 provides guidance on the presentation of taxes remitted to governmental authorities on the income statement. The Task Force reached the conclusion that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, Disclosures of Accounting Policies. Any such taxes that are reported on a gross basis should be disclosed if amounts are significant. EITF 06-3 is effective for years beginning after December 15, 2006. We record revenue net of sales tax and VAT. At the time we record revenue, sales tax and VAT charged to customers are recorded as a liability in other accrued expenses. The liability is reduced when the sales tax or VAT is remitted to the local government.
Note 3 — Goodwill and Intangible Assets
Under the requirements of SFAS 142, Goodwill and Intangible Assets, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within our one operating segment “Core Business.” Goodwill is reviewed for impairment during the fourth quarter of each year. Goodwill of a reporting unit is tested for impairment between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
During the fourth quarter of 2004 we purchased SimpleDevices for approximately $12.8 million in cash, including direct acquisition costs, and a potential performance-based payment of our unregistered common stock, if certain future financial objectives were achieved.
As a result of the performance-based incentive and other factors, our chief operating decision maker (“CODM”) reviewed SimpleDevices’ discrete operating results through the second quarter of 2006, and SimpleDevices was defined as an “operating segment” and a “reporting unit” as well.
Effective at the end of second quarter 2006, we completed our integration of SimpleDevices’ technologies with our existing technologies, merged SimpleDevices’ sales, engineering and administrative functions into our “domestic” reporting unit, and the performance-based payment related to the acquisition expired. In addition our CODM no longer reviews SimpleDevices’ financial statements on a stand alone basis, commencing in the third quarter of 2006. As a result of these activities, SimpleDevices became part of the “domestic” reporting unit within our single operating segment.
Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998 and the acquisition of a software and firmware solutions company, SimpleDevices, in 2004. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill information for domestic and international components is as follows:

	December 31,
(in thousands)	2006	2005
Goodwill
Domestic	$8,314	$8,314
International(1)	2,330	2,117

Total Goodwill	$10,644	$10,431

(1)	The difference in international goodwill reported at December 31, 2006, as compared to the goodwill reported at December 31, 2005, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
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
Information regarding our intangible assets at December 31, 2006 and 2005 are listed below:

	December 31,
(in thousands)	2006	2005
Carrying amount:
Distribution rights (10 years)	$379	$340
Patents (10 years)	5,605	4,726
Trademark and trade names (10 years)	840	885
Developed and core technology (5 years)	2,410	2,410
Capitalized software (2 years)	898	898
Other (5-7 years)	370	372

Total carrying amount	$10,502	$9,631

Accumulated amortization:
Distribution rights	$50	$45
Patents	2,221	1,816
Trademark and trade names	189	118
Developed and core technology	1,475	993
Capitalized software	813	559
Other	167	93

Total accumulated amortization	$4,915	$3,624

Net carrying amount:
Distribution rights	$329	$295
Patents	3,384	2,910
Trademark and trade names	651	767
Developed and core technology	935	1,417
Capitalized software	85	339
Other	203	279

Total net carrying amount	$5,587	$6,007

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense, including the amortization of capitalized software, which is recorded to cost of sales, for 2006, 2005, and 2004 was approximately $1.5 million, $1.4 million, and $0.9 million, respectively. Estimated amortization expense for existing intangible assets and capitalized software for each of the five succeeding years ending December 31 and thereafter are as follows:

2007	$1,253
2008	1,129
2009	1,029
2010	729
2011	647
Thereafter	800

$5,587

The weighted average amortization period of intangible assets is 8.5 years.
Note 4 — Accounts Receivable
Accounts receivable consisted of the following at December 31, 2006 and 2005:

	December 31,
(in thousands)	2006	2005
Trade receivable, gross	$55,726	$45,732
Note receivable(1)	200	—
Other (2)	437	—
Allowance for doubtful accounts	(2,602)	(2,296)
Allowance for sales returns	(1,894)	(1,575)

Accounts receivable, net	$51,867	$41,861

(1)	In April 1999, we provided a non-recourse interest bearing secured loan to our chief executive officer. The note is due by December 15, 2007 and has been classified as a current asset. (See Note 20 to the consolidated financial statements).

(2)	Other receivable as of December 31, 2006, consisted primarily of a tenant improvement allowance provided by our landlord for the renovation and expansion of our corporate headquarters in Cypress, California. Construction will begin in 2007, and completion is expected to occur by the end of 2007. The tenant improvement allowance will be paid upon completion of construction.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following changes occurred in the allowance for doubtful accounts during the years ended December 31, 2006, 2005 and 2004:

		Additions
	Balance at	Charged to		Balance at
(in thousands)	Beginning of	Costs and	FX effect /	End of
Description	Period	Expenses	(Write-offs)	Period
Year Ended December 31, 2006	$2,296	$210	$96	$2,602
Year Ended December 31, 2005	$1,130	$2,121	$(955)	$2,296
Year Ended December 31, 2004	$2,565	$161	$(1,596)	$1,130
Note 5 — Inventories
Inventory, net consisted of the following at December 31, 2006 and 2005:

	December 31,
(in thousands)	2006	2005
Components	$6,101	$5,508
Finished goods	22,537	23,474
Reserve for inventory obsolescence	(2,179)	(2,274)

Inventory, net	$26,459	$26,708

During 2006, we recorded a charge to reduce our finished good inventories by $0.4 million ($0.2 million after tax) for an error in our standard cost as of December 31, 2005. We believe the amounts are not material to the current or prior year.
Note 6 — Equipment, Furniture and Fixtures
Equipment, furniture and fixtures consisted of the following at December 31, 2006 and 2005:

	December 31,
(in thousands)	2006	2005
Tooling	$8,538	$5,977
Computer equipment	3,131	2,861
Software	1,858	1,027
Furniture and fixtures	1,459	1,322
Leasehold improvements	1,212	1,104
Machinery and equipment	728	1,250

	16,926	13,541
Accumulated depreciation	(11,027)	(9,189)

Equipment, furniture and fixtures, net	$5,899	$4,352

Depreciation expense, including tooling depreciation, which is recorded in cost of goods sold, was $2.7 million, $2.3 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 7 — Revolving Credit Line
Effective August 31, 2006, we amended our original Credit Facility with Comerica Bank (“Comerica”), extending our line of credit through August 31, 2009. The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica for an additional three years. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2006 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.58%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At December 31, 2006, the commitment rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fiscal year’s net income, to be paid within 90 days of the current period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of December 31, 2006, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of December 31, 2006, we were in compliance with all financial covenants required by the Credit Facility.
Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006, through December 31, 2006, we purchased 96,600 shares of our common stock, leaving 1,903,400 shares available for purchase under the Credit Facility.
Note 8 — Other Accrued Expenses
The components of other accrued expenses at December 31, 2006 and 2005 are listed below:

	December 31,
(in thousands)	2006	2005
Accrued sales and VAT taxes	1,444	1,325
Accrued freight	1,346	1,041
Deferred revenue	841	762
Accrued advertising and marketing	558	566
Accrued warranties	416	414
Other	2,844	2,162

	$7,449	$6,270

Note 9 — Financial Instruments
Our financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximate fair value due to their short maturities.
Note 10 — Stockholders’ Equity
Fair Price Provisions and Other Anti-Takeover Measures
Our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions (“fair price” provisions). Any of these provisions could delay or prevent a change in control. The “fair price” provisions require that holders of at least two-thirds of the outstanding shares of voting stock approve certain business combinations and significant transactions with interested stockholders.
Treasury Stock
During 2006, 2005 and 2004, we repurchased 127,326, 356,285 and 494,998 shares of common stock, respectively on the open market at a cost of $2.6 million, $6.1 million and $6.7 million, respectively. These shares were recorded as shares held in treasury at cost. The shares will generally be held by us for future use as management and the Board of Directors deem appropriate, including the compensation of our outside directors. During 2006, 2005 and 2004 shares totaling 19,375, 20,000 and 9,077, respectively, were issued to the outside directors.
Stock Awards to Outside Directors
On July 11, 2001, as compensation for the outside directors for the three year period commencing July 1, 2001, we granted each director shares of our common stock with a fair market value equivalent to approximately $278,833, based on the market price on the date of grant. These shares were recorded in

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a separate component of stockholders’ equity and were amortized over their three-year vesting period. Each calendar quarter, 1/12 of the total stock award vested and the shares were distributed provided the director served the entire calendar quarter term. Amortization expense amounted to $42,012 in 2004. The stock awards to the directors were fully amortized as of June 30, 2004.
On July 1, 2004, as compensation for the outside directors for the one year period commencing July 1, 2004, we granted each director 5,000 shares of our common stock with an aggregate fair market value of approximately $348,523, based on the market price on the date of grant. On July 30, 2004, we filed an S-8 Registration Statement covering all of the shares issued under this plan. These shares were recorded in a separate component of stockholders’ equity and were amortized over their 1-year vesting period. Each calendar quarter, 1/4 of the total stock award vested and the shares were distributed. Amortization expense amounted to $168,700 and $179,823 in 2005 and 2004, respectively. The stock awards to the directors were fully amortized as of June 30, 2005.
On July 1, 2005, as compensation for the outside directors for the one year period commencing July 1, 2005, we granted each director 5,000 shares of our common stock with an aggregate fair market value of approximately $325,800, based on the market price on the date of grant. These shares have been recorded in a separate component of stockholders’ equity and are being amortized over their 1-year vesting period. Each calendar quarter, 1/4 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense amounted to $162,900 and $162,900 in 2006 and 2005, respectively.
On July 1, 2006, as compensation for the outside directors for the one year period commencing July 1, 2006, we granted three directors 5,000 shares of our common stock each, with an aggregate fair market value of approximately $272,100, based on the market price on the date of grant. This cost is being amortized over their 1-year vesting period. Each calendar quarter, 1/4 of the total stock award will vest and the shares will be distributed provided the director has served the entire calendar quarter term. Amortization expense for shares granted on July 1, 2006 amounted to $136,050 in 2006. On August 14, 2006 an additional outside director joined our Board of Directors. We granted him 4,375 shares of our common stock, with a fair market value of approximately $79,406, based on the market price on the date of grant, which is being amortized ratably over 10.5 months through June 30, 2007. On October 23, 2006, an additional outside director joined our Board of Directors. We granted him 3,438 shares of our common stock, with a fair market value of approximately $72,679, based on the market price on the date of grant, which is also being amortized ratably through June 30, 2007. Amortization expense related to shares granted on August 14, 2006 and October 23, 2006, is $34,031 and $19,829, respectively. The total amortization expense related to shares granted to our Board of Directors was $352,810 for the year ended December 31, 2006.
Note 11 — Stock Options
Stock-based compensation expense
At December 31, 2006, we have the stock-based employee compensation plans described below. The total compensation expense before taxes related to these plans was $2.8 million in fiscal 2006. Prior to January 1, 2006, we accounted for options granted under our plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). Under the intrinsic-value based method of APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. We grant options with an exercise price equal to the market value of the common stock on the date of grant; therefore, no compensation expense was recognized related to those options for the years ended December 31, 2005 and 2004.
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation expense recognized for the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
year ended December 31, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize such compensation expense net of estimated forfeitures over the service period of the award, which is generally the option vesting term of three to four years. We estimated the annual forfeiture rate for our executives and board of directors group and non-executive employees group to be 2.41% and 5.95%, respectively, as of December 31, 2006, based on historical experience.
As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for income before income taxes and net income for the year ended December 31, 2006 was $2.8 million and $1.8 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.13 and $0.12 per share, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. In the year ended December 31, 2006, approximately $275 thousand of tax benefits resulted from tax deductions in excess of the compensation cost recognized.
Prior to January 1, 2006, we provided pro forma disclosures in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair value method had been adopted as defined by SFAS 123. Under SFAS 123, compensation expense is computed based on the fair value of the stock options granted and is recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of the options granted was determined at the date of grant using the Black-Scholes option valuation model.
SFAS 123R requires that we continue to provide the pro forma disclosures required by SFAS 123 for all periods presented in which share-based payments to employees are accounted for under APB 25. The following table illustrates the effect on net income and net income per share as of December 31, 2005 and December 31, 2004, respectively, as if we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation.

	December 31,
(In thousands, except per share amounts)	2005	2004
Net income as reported	$9,701	$9,114

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	268	147

Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,792)	(2,374)

Pro forma net income	$7,177	$6,887

Basic earnings per share:
As reported	$0.72	$0.67
Pro forma	$0.53	$0.51
Diluted earnings per share:
As reported	$0.69	$0.65
Pro forma	$0.51	$0.49

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the year ended December 31, 2006, we recorded $3.1 million in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $0.3 million in pre-tax stock-based compensation expense related to restricted stock.
The stock-based compensation expense was attributable to the following:

December 31,
(In thousands)	2006
Cost of sales	$26
Research and development	370
Selling, general and administrative	2,721
Total stock-based compensation expense before income taxes	$3,117

The total amount of compensation expense related to non-vested awards not yet recognized as of December 31, 2006 was $4.0 million, which is expected to be recognized over a weighted-average life of 2.0 years.
In light of the new accounting guidance under SFAS 123R, beginning in the first quarter of 2006, we re-evaluated the assumptions used to estimate the fair value of options granted to employees in 2006. As part of this assessment, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we continued to use historical volatility to determine expected volatility. We calculate expected volatility using historical volatility of our common stock over a period of time equal to the expected term of the stock option.
As part of SFAS 123R adoption, we examined the historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee classifications. From this analysis, we identified two employee classifications: (1) Executive and Board of Directors and (2) Non-Executives. We use the Black-Scholes option pricing model to value the options for each of the employee classifications. The table below presents the weighted average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting behavior within each of the two classifications identified. The interest rate for any period within the expected contractual life of the awards is based on the prevailing U.S. Treasury note rate for the applicable expected term.
We also estimated the annual forfeiture rate for our executives & board of directors and non-executive employees to be 2.41% and 5.95% as of December 31, 2006, respectively, based on historical experience.
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	December 31, (1)
	2006	2005	2004
Weighted average fair value of grants	$7.50	$9.28	$7.94
Risk-free interest rate	4.72%	3.73%	3.01%
Expected volatility	39.27%	58.35%	65.51%
Expected life in years	4.89	5.00	5.00

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The fair value calculation was based on stock options granted during the respective period. During the year ended December 31, 2006, we granted 30,000 stock options to an executive employee and 16,000 stock options to non-executive employees.
The following is a summary of stock option activity for the year ended December 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in 000’s)	Price	(in years)	(in 000’s)
Outstanding at December 31, 2005	3,151	$13.70
Granted	46	18.15
Exercised	(550)	13.58		$3,036
Forfeited/cancelled/ expired	(167)	16.08

Outstanding at December 31, 2006	2,480	$13.73	5.51	$18,096

Vested and expected to vest at December 31, 2006	2,411	$13.64	5.43	$17,783

Exercisable at December 31, 2006	1,848	$12.91	4.67	$14,994
During 2006, common stock options were modified due to an employee’s death, resulting in 2,875 unvested stock options becoming fully vested. The incremental stock-based compensation expense resulting from the modification was $13,401.
Cash received from option exercises for the year ended December 31, 2006 was $7.5 million. The actual tax benefit realized from option exercises of the share-based payment awards was $0.8 million for the year ended December 31, 2006.
The following is a summary of stock option activity for the years ended December 31, 2005 and 2004:

	2005		2004
		Weighted		Weighted
	Shares	Average	Shares	Average
	(in 000’s)	Exercise Price	(in 000’s)	Exercise Price

Outstanding at beginning of year	3,039	$12.79	2,662	$12.32
Granted	631	17.40	702	13.94
Exercised	(290)	9.89	(209)	9.10
Expired and/or forfeited	(229)	15.33	(116)	15.95

Outstanding at end of year	3,151	$13.70	3,039	$12.79

Options exercisable at year end	1,943	$12.94	1,828	$12.58
During 2005, common stock options were modified for two employees. One modification was part of a severance agreement and the other modification resulted from an employee’s death. The total number of options modified was 20,500, which resulted in new measurement dates. The difference between the exercise price and the fair value of the common stock on the new measurement dates for the options totaled $73,863. As a result, $73,863 was charged to non-cash stock-based compensation.
During 2004, no common stock options were modified.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonvested restricted stock awards as of December 31, 2006 and changes during 2006 were as follows:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in 000’s)	Fair Value
Nonvested at December 31, 2005	10	$16.29
Granted	23	18.59
Vested	(20)	17.37
Forfeited	—	—

Nonvested at December 31, 2006	13	$18.74

The total amount of compensation expense related to non-vested restricted awards not yet recognized as of December 31, 2006 was $0.2 million, which is expected to be recognized over a weighted-average life of 6 months.
Stock Incentive Plans
1993 Stock Incentive Plan
On January 19, 1993, the 1993 Stock Incentive Plan (“1993 Plan”) was approved. Under the 1993 Plan, 400,000 shares of common stock are reserved for the granting of incentive and other stock options to officers, key employees and non-affiliated directors. The 1993 Plan provided for the granting of incentive and other stock options through January 18, 2003. All options outstanding at the time of termination of the 1993 Plan shall continue in full force and effect in accordance with their terms. The option price for incentive stock options and non-qualified stock options will not be less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option shall be exercisable more than ten years after the date the option is granted. The 1993 Plan also provides for the award of stock appreciation rights subject to terms and conditions specified by the Compensation Committee. No stock appreciation rights have been awarded under this 1993 Plan. There are no remaining options available for grant under the 1993 Plan. There are 17,400 shares outstanding under this plan as of December 31, 2006.
1995 Stock Incentive Plan
On May 19, 1995, the 1995 Stock Incentive Plan (“1995 Plan”) was approved. Under the 1995 Plan, 800,000 shares of common stock were available for distribution to our key officers, employees and non-affiliated directors. The 1995 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 18, 2005, unless otherwise terminated by resolution of our Board of Directors. The option prices for the stock options were equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1995 Plan. There are no remaining options available for grant under the 1995 Plan. There are 72,000 shares outstanding under this plan as of December 31, 2006.
1996 Stock Incentive Plan
On December 1, 1996, the 1996 Stock Incentive Plan (“1996 Plan”) was approved. Under the 1996 Plan, 800,000 shares of common stock are available for distribution to our key officers and employees. The 1996 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007, unless otherwise terminated by the resolution of our Board of Directors. The option price for the stock options will be equal to the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1996 Plan. There are no remaining options available for grant under the 1996 Plan. There are 25,334 shares outstanding under this plan as of December 31, 2006.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1998 Stock Incentive Plan
On May 27, 1998, the 1998 Stock Incentive Plan (“1998 Plan”) was approved. Under the 1998 Plan, 630,000 shares of common stock are available for distribution to our key officers and employees. The 1998 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 26, 2008, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1998 Plan. There are 1,500 remaining options available for grant under the 1998 Plan. There are 358,404 shares outstanding under this plan as of December 31, 2006.
1999 Stock Incentive Plan
On January 27, 1999, the 1999 Stock Incentive Plan (“1999 Plan”) was approved. Under the 1999 Plan, 630,000 shares of common stock are available for distribution to our key officers and employees. The 1999 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through January 26, 2009, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999 Plan. There are 4,500 remaining options available for grant under the 1999 Plan. There are 146,444 shares outstanding under this plan as of December 31, 2006.
1999A Stock Incentive Plan
On October 7, 1999, the 1999A Nonqualified Stock Plan (“1999A Plan”) was approved and on February 1, 2000, the 1999A Plan was amended. Under the 1999A Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 1999A Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through October 6, 2009, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 1999A Plan. There are 45,562 remaining options available for grant under the 1999A Plan. There are 417,091 shares outstanding under this plan as of December 31, 2006.
2002 Stock Incentive Plan
On February 5, 2002, the 2002 Nonqualified Stock Plan (“2002 Plan”) was approved. Under the 2002 Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 2002 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through February 4, 2012, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 2002 Plan. There are 14,497 remaining options available for grant under the 2002 Plan. There are 716,739 shares outstanding under this plan as of December 31, 2006.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2003 Stock Incentive Plan
On June 18, 2003, the 2003 Nonqualified Stock Plan (“2003 Plan”) was approved. Under the 2003 Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 2003 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through June 17, 2013, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock appreciation rights or performance stock units have been awarded under this 2003 Plan. There are 196,938 remaining options available for grant under the 2003 Plan. There are 726,937 shares outstanding under this plan as of December 31, 2006.
2006 Stock Incentive Plan
On June 13, 2006, the 2006 Nonqualified Stock Plan (“2006 Plan”) was approved. Under the 2006 Plan, 1,000,000 shares of common stock are available for distribution to our key officers and employees. The 2006 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through June 12, 2016, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options will not be less than the fair market value at the date of grant. The Compensation Committee shall determine when each option is to expire, but no option shall be exercisable more than ten years after the date the option is granted. No stock options, stock appreciation rights or performance stock units have been awarded under this 2006 Plan. There are 1,000,000 remaining options available for grant under the 2006 Plan. There are no shares outstanding under this plan as of December 31, 2006.
Vesting periods for the above referenced stock incentive plans range from three to four years.
It is our policy to retain our earnings to support the growth of the Company. Additionally, we may retain earnings to repurchase shares of our common stock, when conditions are favorable.
Significant option groups outstanding at December 31, 2006 and the related weighted average exercise price and life information are listed below:

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-Average	Exercisable	Weighted-Average
Range of	At 12/31/06	Remaining Years of	Exercise	At 12/31/06	Exercise
Exercise Prices	(in 000’s)	Contractual Life	Price	(in 000’s)	Price
$ 3.47 to $ 4.97	162	1.72	$4.95	162	$4.95
5.81 to 7.50	127	2.01	7.25	127	7.25
8.45 to 9.83	347	5.89	8.68	346	8.67
10.92 to 13.08	573	5.38	11.94	407	11.68
14.85 to 22.06	1,271	6.29	17.67	806	17.83

$ 3.47 to $ 22.06	2,480	5.51	$13.73	1,848	$12.91

Note 12 — Significant Customers and Suppliers
Significant Customer
We had sales to one significant customer who contributed more than 10% of total net sales. Sales made to this customer were $28.3 million, $22.2 million, and $17.5 million representing 12.0%, 12.2%, and 11.0% of our total net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Trade receivables with this customer amounted to $3.1 million and $2.1 million or 5.9% and 5.1% of our total accounts receivable at December 31, 2006 and 2005, respectively. In addition, we had sales to a customer and its sub-contractors that, when combined, totaled $41.6 million, $30.0 million, and $16.4 million, accounting for 17.7%, 16.6%, and 10.4% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Trade receivables with this customer and its sub-contractors amounted to $6.2 million and $3.3 million, or 12.0% and 7.8%, of our total accounts receivable at December 31, 2006 and 2005, respectively. The future loss of these customers or any key customer, either in the United

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
States or abroad, due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have an adverse effect on our financial condition, results of operations and cash flows.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one supplier amounted to more than 10% of total inventory purchases. Purchases from this major supplier amounted to $14.2 million, $9.2 million and $7.8, representing 10.5%, 8.8% and 8.6%, respectively, of total inventory purchases for the years ended December 31, 2006, 2005 and 2004. Accounts payable with the aforementioned supplier amounted to $0.4 million and $1.1 million, representing 2.0% and 4.7%, respectively, of total accounts payable at December 31, 2006 and 2005. For the year ended December 2004, there was a different IC supplier who provided more than 10% of total inventory purchases. Purchases from that supplier amounted to $9.5 million or 10.5% of total inventory purchases in 2004.
In addition, during the year ended December 31, 2006, we purchased component and finished good products from three major suppliers. Purchases from these three major suppliers amounted to $40.7 million, $13.9 million and $13.8 million representing 30.0%, 10.2% and 10.2%, respectively, of total inventory purchases for the year ended December 31, 2006. During the year ended December 31, 2005 purchases from the same three suppliers amounted to $35.5 million, $8.4 million and $4.1 million representing 33.9%, 8.1% and 4.0%, respectively, of total inventory purchases. During the year ended December 31, 2004 inventory purchases from the aforementioned three suppliers amounted to $25.6 million, $8.2 million and $0 representing 28.2%, 9.1% and 0.0%, respectively.
Accounts payable with the aforementioned three suppliers of component and finished good products amounted to $8.1 million, $0.7 million and $2.0 million respectively, representing 40.9%, 3.6% and 9.8% of the total accounts payable at December 31, 2006. At December 31, 2005, accounts payable with the same suppliers amounted to $6.5 million, $1.9 million and $1.4 million, respectively, representing 28.5%, 8.3% and 6.2% of the total accounts payable. There was no other component and finished goods supplier with inventory purchases greater than ten percent of the total inventory purchases at December 2006, 2005 or 2004.
We have identified alternative sources of supply for these integrated circuits, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.
Note 13 — Leases
We lease office and warehouse space and certain office equipment under operating leases that expire at various dates through December 31, 2012. Some of our rental leases are subject to rent escalations. For these leases, we straight-line our rent expense over the lease term, ranging from 36 to 73 months. The liability is recorded in other accrued expenses. As of December 31, 2006 and 2005, the liability related to rent escalations was $51 thousand and $12 thousand, respectively. Additionally, our corporate lease agreement contains a provision for a tenant improvement allowance of $0.4 million for us to renovate the building, which is to be paid to us upon completion of the renovation. The renovation is expected to be completed during 2007. We recorded the $0.4 million tenant improvement allowance in accounts receivable at December 31, 2006. Additionally, the tenant improvement allowance was recorded as a component of the lease liability in computing rent expense, and is amortized as a credit against rent expense, over 73 months, the term of the lease, beginning January 1, 2006.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rent expense for our operating leases was $1.8 million, $1.7 million, and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The following table summarizes future minimum non-cancelable operating lease payments with initial terms greater than one year at December 31, 2006:

(in thousands)	Amount
Year ending December 31:
2007	$1,653
2008	1,283
2009	967
2010	872
2011	809
Thereafter	682

Total operating lease commitments	$6,266

On January 31, 2007, we amended our existing lease agreement for our consumer and customer call center facility located in Twinsburg, Ohio, which resulted in the leased square footage increasing from 8,509 square feet to 21,509 square feet. The amended lease agreement is effective after the completion of certain leasehold improvements, which are expected to occur in April 2007 (the “commencement date”). This lease agreement is effective for four years after the commencement date and is subject to rent escalations each year. The total incremental operating lease payments from 2007 through 2011, based on the expected commencement date, will be approximately $300 thousand.
Note 14 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute from 1% to 15% of their annual salary to the plan. We match 50% of the participants’ contributions in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. The expense recorded for company contributions during the years ended December 31, 2006, 2005 and 2004 amounted to $0.9 million, $0.6 million and $0.4 million, respectively.
Note 15 — Other (Expense) Income, net
“Other (expense) income, net” in the Consolidated Income Statements consisted of the following:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Net (loss) gain on foreign currency exchange transactions	$(508)	$2,107	$(152)
Write-down of investment	—	(3)	(357)
Other income (loss)	10	48	(31)

Other (expense) income, net	$(498)	$2,152	$(540)

Note 16 — Income Taxes
In 2006, 2005, and 2004, pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Domestic operations	$7,932	$6,206	$4,488
Foreign operations	11,488	8,468	9,235

Total	$19,420	$14,674	$13,723

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Current tax expense:
U.S. federal	$2,934	$1,382	$2,572
State and local	687	280	216
Foreign	2,997	3,311	1,515

Total current	6,618	4,973	4,303

Deferred tax expense/(benefit):
U.S. federal	(297)	460	564
State and local	(578)	(363)	(200)
Foreign	157	(97)	(58)

Total deferred	(718)	—	306

Total provision	$5,900	$4,973	$4,609

Net deferred tax assets were comprised of the following at December 31, 2006 and 2005:

(in thousands)	2006	2005
Deferred tax assets:
Inventory reserves	$448	$514
Allowance for doubtful accounts	46	59
Capitalized research costs	581	885
Capitalized inventory costs	470	727
Net operating losses	4,480	4,798
Amortization of intangibles	639	645
Accrued liabilities	1,103	837
Income tax credits	1,072	748
Depreciation	434	338
Stock based compensation	890	—
Other	196	285

Total deferred tax assets	$10,359	$9,836

Deferred tax liability:
Intangible assets	(688)	(925)
Other	(255)	(193)

Total deferred tax liabilities	(943)	(1,118)

Net deferred tax assets before valuation allowance	9,416	8,718
Less: Valuation allowance	(620)	(620)

Net deferred tax assets	$8,796	$8,098

As of December 31, 2006, $235 thousand of current deferred tax liability was recorded in other accrued expenses.
There was no change in the deferred tax valuation allowance in 2006 compared to an increase of $0.1 million and $0.4 million in 2005 and 2004, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Tax provision at statutory U.S. rate	$6,603	$4,989	$4,666
Increase (decrease) in tax provision resulting from:
State and local taxes, net	110	(83)	236
Foreign tax rate differential	(391)	335	184
Nondeductible items	207	50	34
In-process R&D	—	—	82
Federal valuation allowance	—	1	122
Federal research and development credits	(872)	(601)	(521)
Other	243	282	(194)

Tax provision	$5,900	$4,973	$4,609

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
At December 31, 2006, we had state Research and Experimentation (“R&E”) income tax credit carryforwards of approximately $1.1 million. The state R&E income tax credits do not have an expiration date.
At December 31, 2006, we had federal, state and foreign net operating losses of approximately $8.6 million, $9.3 million and $3.1 million, respectively. All of the federal and state net operating loss carryforwards were acquired as part of the acquisition of SimpleDevices. The federal and state net operating loss carryforwards begin to expire in 2020 and 2011, respectively. Approximately $1.2 million of the foreign net operating losses begin to expire in 2007, approximately $0.3 million expire in 2020 and the remaining $1.6 million of foreign net operating losses have an unlimited carryforward. At December 31, 2006, a valuation allowance of approximately $0.5 million has been provided on certain foreign net operating losses.
Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes to a company’s ownership occur. Our acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carryforwards of SimpleDevices (approximately $8.6 million and $9.3 million, respectively) are limited but considered realizable in future periods. The annual limitation is as follows: approximately $1.3 million for 2006 through 2008 and approximately $0.6 million thereafter.
As of December 31, 2006, we believed it was more likely than not that certain deferred tax assets related to the impairment of the investment in a private company (a capital asset) would not be realized due to uncertainties as to the timing and amounts of future capital gains. Accordingly, a valuation allowance of approximately $0.1 million was recorded as of December 31, 2006 (See Note 2 to the consolidated financial statements).
During the years ended December 31, 2006, 2005, and 2004 we recognized a credit to additional paid-in capital and a reduction to income taxes payable of $0.8 million, $0.9 million, and $0.5 million, respectively, related to the tax benefit from the exercises of non-qualified stock options under our stock option plans.
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
During 2006, the Internal Revenue Service (“IRS”) completed its audit of the December 31, 2002 and 2003 tax years which resulted in an increase to our 2006 tax provision of approximately $0.1 million. We also concluded our appeal with the California Franchise Tax Board (“FTB”) for the years ended December 31, 1999 and 2000 which resulted in an immaterial adjustment to our 2006 tax provision.
Note 17 — Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of our common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all the periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004, approximately 5,333, 999,506 and 988,250 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been anti-dilutive.
Earnings per share for the years ended December 31, 2006, 2005 and 2004 were calculated as follows:

	Year Ended December 31,
(in thousands, except per-share amounts)	2006	2005	2004
BASIC
Net Income	$13,520	$9,701	$9,114

Weighted-average common shares outstanding	13,818	13,462	13,567
Basic earnings per share	$0.98	$0.72	$0.67

DILUTED
Net Income	$13,520	$9,701	$9,114

Weighted-average common shares outstanding for basic	13,818	13,462	13,567
Dilutive effect of stock options and restricted stock	614	530	533

Weighted-average common shares outstanding on a diluted basis	14,432	13,992	14,100

Diluted earnings per share	$0.94	$0.69	$0.65

Note 18 — Business Segment
Industry Segment
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
As a result of the performance-based incentive and other factors, management reviewed SimpleDevices’ discrete operating results through the second quarter of 2006, and as a result, defined SimpleDevices as a separate segment. Since acquiring SimpleDevices, we have integrated SimpleDevices’ technologies with and into our own technology. In addition, we have integrated SimpleDevices’ sales, engineering and administrative functions into our own. As a result of the integration, the performance-based payment expiring and our chief operating decision maker (“CODM”) no longer reviewing SimpleDevices’ financial statements on a stand alone basis, commencing in the third quarter of 2006, we merged SimpleDevices into our Core Business segment, resulting in us operating in a single industry segment.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 — Foreign Operations
Geographic Information
Our sales to external customers and long-lived tangible assets by geographic area for years ended December 31, 2006, 2005 and 2004 are presented below:

	Year ended December 31,
(in thousands)	2006	2005	2004
Net Sales
United States	$126,522	$95,252	$75,121
International:
United Kingdom	29,025	22,977	26,395
Asia	30,285	18,773	9,068
South Africa	8,140	3,685	1,793
Spain	7,513	6,484	10,535
Germany	7,014	7,357	8,620
France	4,846	5,852	7,021
Australia	3,028	2,678	2,217
Italy	1,799	1,026	682
Switzerland	851	4,689	3,194
All Other	16,823	12,576	13,734

Total International	109,324	86,097	83,259

Total Net Sales	$235,846	$181,349	$158,380

	December 31,
	2006	2005	2004
Long-Lived Assets
United States	$3,921	$3,137	$2,956
All Other Countries	2,199	1,618	3,711

	$6,120	$4,755	$6,667

Specific identification was the basis used for attributing revenues from external customers to individual countries.
Note 20 — Related Party Transactions
In April 1999, we provided a non-recourse interest bearing secured loan to our chief executive officer. The loan in the amount of $200,000 bears interest at the rate of 5.28% per annum, with interest payable annually to us on each December 15th. The loan is collateralized by the primary residence purchased and the principal is payable on the earlier of (i) December 15, 2007, (ii) within twelve months following a demand from us but only in the event the executive officer ceases being our employee or in the event of a default under the loan; or (iii) on the closing of a sale or transfer of the property. This related party note receivable is included in accounts receivable on our balance sheet at December 31, 2006 and included in other assets on our balance sheet at December 31, 2005.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21 — Contingencies
Product Warranties
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses, which are included in cost of goods sold, as revenue is recognized. Because warranty expense is a forecast based on the best available information, mostly historical claims experience, actual claim costs may differ from the amounts provided. The change in the liability for product warranties is presented below (in thousands):

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Year Ended December 31, 2006	$414	$202	$(200)	$416
Year Ended December 31, 2005	$183	$443	$(212)	$414
Year Ended December 31, 2004	$95	$285	$(197)	$183
In 2006, the warranty accrual remained consistent with the prior year, despite an increase in sales volume, due to the per unit warranty cost decreasing by approximately 13%.
Litigation
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV (“UEBV”) and One For All Iberia SL; as a result, the single action covers all claims and counterclaims between the various parties. The parties further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against the subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, the parties met with the court appointed expert in December 2006 and at that time, the expert again asked the court for an extension to finalize and file his pre-trial report with the court and the court granted this request. We now expect the expert to finalize and file his pre-trial report with the court during the quarter ending March 31, 2007, at which time we will respond.
On June 20, 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI has infringed certain of our patents. On July 28, 2006, we served RTI with a complaint, and RTI answered our complaint on August 28, 2006, denying our claims of infringement. In its answer, RTI also filed a counterclaim alleging that our patents are invalid and not infringed. On September 19, 2006, we answered RTI’s counterclaim by denying its allegations and reasserting our original complaint. Principals of both companies have been involved in settlement discussions, and those discussions will continue. Because of the settlement discussions, we have not yet commenced significant discovery in this matter. If we are not able to settle this matter, we will vigorously pursue this matter against RTI and will defend against RTI’s counterclaims.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims such as those alleged in the above lawsuits, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.
Note 22 — SimpleDevices, Inc.
From October 1, 2004 through December 31, 2004, we acquired over 99% of the outstanding shares of SimpleDevices, Inc. for approximately $12.8 million in cash, including direct acquisition costs of $0.3 million. We intend to purchase the remaining shares when the sellers are located. The results of SimpleDevices’ operations have been included in the consolidated financial statements since the date of acquisition (October 1, 2004).
Pro forma results (unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and SimpleDevices as if the acquisition had occurred at January 1, 2004. An adjustment of $84 thousand for the year ended December 31, 2004 was made to the combined results of operations, reflecting primarily the amortization of purchased intangible assets, net of tax. The pro-forma net income does not reflect the write-off of $240,000 of acquired in-process research and development of SimpleDevices.
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
Potential Performance-Based Payment of Unregistered Common Stock
On October 1, 2004, in conjunction with the purchase of SimpleDevices, we executed a Stock Option Exchange Agreement (“agreement”) with the holders of non-vested options to purchase the common stock of SimpleDevices. The terms of this agreement included the cancellation of these non-vested options. In consideration for this cancellation we extended the right to receive 65,842 shares of Universal Electronic Inc. unregistered stock contingent on meeting certain performance based criteria, including specified operating income levels through the years ending December 31, 2005 and 2006. As of December 31, 2006, these performance targets were not met. As such, the performance-based payment has not been reflected as part of the purchase price as of December 31, 2006.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23 — Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)
Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are presented below:

	2006
	March	June	September	December
	31,	30,	30,	31,
Net sales	$54,173	$52,370	$59,612	$69,691
Gross profit	18,488	19,582	21,579	26,227
Operating income	3,130	4,043	4,628	6,716
Net income (1)	2,136	2,419	3,533	5,432
Earnings per share (2) :
Basic	$0.16	$0.18	$0.26	$0.39

Diluted	$0.15	$0.17	$0.25	$0.37

Shares used in computing earnings per share:
Basic	13,643	13,802	13,845	13,982

Diluted	14,240	14,356	14,415	14,717

	2005
	March	June	September	December
	31,	30,	30,	31,
Net sales	$41,502	$44,322	$46,206	$49,319
Gross profit	15,716	15,718	16,994	18,699
Operating income	1,684	974	3,671	5,348
Net income (3)	1,856	1,545	2,777	3,523
Earnings per share (2) :
Basic	$0.14	$0.11	$0.21	$0.26

Diluted	$0.13	$0.11	$0.20	$0.25

Shares used in computing earnings per share:
Basic	13,518	13,467	13,391	13,472

Diluted	14,082	13,983	13,918	13,984

(1)	During the fourth quarter of 2006, the federal research and development tax credit statute was re-enacted, resulting in a tax benefit of approximately $500 thousand for the quarter.

(2)	The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

(3)	The comparability of the financial data for the second quarter of 2005 is affected by a one-time $1.6 million write down of a balance due from a former European distributor.

UNIVERSAL ELECTRONICS INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for inventory:
Year Ended December 31, 2006	$2,274	$1,810	$(1,905)	$2,179
Year Ended December 31, 2005	$3,806	$2,735	$(4,267)	$2,274
Year Ended December 31, 2004	$3,026	$3,788	$(3,008)	$3,806

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for income tax:
Year Ended December 31, 2006	$620	—	—	$620
Year Ended December 31, 2005	$536	$84	—	$620
Year Ended December 31, 2004	$137	$399	—	$536

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that could significantly affect our internal controls subsequent to the date the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) completed their evaluation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Universal Electronics Inc.
We have audited management’s assessment, included in the accompanying Universal Electronics Inc. Management’s Annual Report on Internal Control Over Financial Reporting, that Universal Electronics Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Electronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, management’s assessment that Universal Electronics Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Universal Electronics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Electronics Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Irvine, California
March 9, 2007

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption “SEC Filings” on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2006:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security Holders	1,346,519	$13.81	1,202,938

Equity compensation plans not approved by security holders	1,133,830	13.49	60,059

Total	2,480,349	$13.73	1,262,997

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements — Note 11” for a description of each of our stock option plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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

(a)(3) List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:

See EXHIBIT INDEX at page 79 to Form 10-K.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 16th day of March, 2007.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE
Paul D. Arling
Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling

Bryan M. Hackworth
Chief Financial Officer	/s/ Bryan M. Hackworth
(principal financial officer and principal accounting officer)

Satjiv S. Chahil
Director	/s/ Satjiv S. Chahil

Bruce A. Henderson
Director and Audit Committee Chairman	/s/ Bruce A. Henderson

William C. Mulligan
Director and Audit Committee Member	/s/ William C. Mulligan

J. C. Sparkman
Director	/s/ J.C. Sparkman

Edward K. Zinser
Director and Audit Committee Member	/s/ Edward K. Zinser

EXHIBIT INDEX

Exhibit
Number	Document Description

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

4.1	Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

*10.2	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.3	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.4	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.5	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.6	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.7	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

Exhibit
Number	Document Description

*10.8	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File
No. 0-21044))

*10.9	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.10	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan(Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.11	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.12	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.13	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30,2000 (File No. 0-21044))

*10.14	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.15	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.16	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002
(File No. 0-21044))

*10.17	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.18	Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

10.19	Credit Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

Exhibit
Number	Document Description

10.20	Promissory Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.21	Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.22	Form of Executive Officer Employment Agreement dated April 2003 by and between Universal Electronics Inc. and Robert P. Lilleness (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.23	Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

10.24	Third Amendment to Lease dated December 1, 2006 between Warland Investments Company and Universal Electronics Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.25	Employment and Separation Agreement and General Release dated August 17, 2006 between Robert P. Lilleness and Universal Electronics Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 0-21044))

10.26	Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (filed herewith)

10.27	Amendment Number One to Credit Agreement dated August 29, 2006 between Comerica Bank and Universal Electronics Inc. (filed herewith)

*10.28	Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company, being the following: Paul D. Arling, Paul J. M. Bennett, Satjiv S. Chahil, Richard A. Firehammer, Jr., Bryan M. Hackworth, Bruce A. Henderson, Michael Koch, Mark S. Kopaskie, William C. Mulligan, J. C. Sparkman, and Edward K. Zinser (filed herewith).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.