Form 10-Q
period 2007-03-31
UNIVERSAL ELECTRONICS INC
filed 2007-05-10
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,415,833 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on May 7, 2007.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$78,213	$66,075
Accounts receivable, net	50,934	51,867
Inventories, net	25,875	26,459
Prepaid expenses and other current assets	3,045	2,722
Income tax receivable	2,643	—
Deferred income taxes	3,024	3,069

Total current assets	163,734	150,192

Equipment, furniture and fixtures, net	6,044	5,899
Goodwill	10,668	10,644
Intangible assets, net	5,443	5,587
Other assets	231	221
Deferred income taxes	5,232	6,065

Total assets	$191,352	$178,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,048	$20,153
Accrued sales discounts/rebates	3,779	4,498
Accrued income taxes	—	4,483
Accrued compensation	3,787	7,430
Other accrued expenses	6,324	7,449

Total current liabilities	38,938	44,013

Long term liabilities:
Deferred income taxes	109	103
Accrued income taxes	6,676	—
Other long term liability	258	275

Total liabilities	45,981	44,391

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 17,846,668 and 17,543,235 shares issued at March 31, 2007 and December 31, 2006, respectively	178	175
Paid-in capital	100,556	94,733
Accumulated other comprehensive income	3,531	2,759
Retained earnings	72,981	68,514

	177,246	166,181

Less cost of common stock in treasury, 3,522,889 and 3,528,827 shares at March 31, 2007 and December 31, 2006, respectively	(31,875)	(31,964)

Total stockholders’ equity	145,371	134,217

Total liabilities and stockholders’ equity	$191,352	$178,608

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$66,019	$54,173
Cost of sales	41,678	35,685

Gross profit	24,341	18,488

Research and development expenses	2,322	1,846
Selling, general and administrative expenses	15,833	13,512

Operating income	6,186	3,130
Interest income, net	588	272
Other income (expense), net	94	(161)

Income before provision for income taxes	6,868	3,241
Provision for income taxes	(2,231)	(1,105)

Net income	$4,637	$2,136

Earnings per share:
Basic	$0.33	$0.16

Diluted	$0.31	$0.15

Shares used in computing earnings per share:
Basic	14,130	13,643

Diluted	14,908	14,240

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash provided by operating activities:
Net income	$4,637	$2,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,114	920
Provision (recovery) for doubtful accounts	16	(11)
Provision for inventory write-downs	469	30
Deferred income taxes	892	(109)
Tax benefit from exercise of stock options	847	289
Excess tax benefit from stock-based compensation	(350)	—
Shares issued for employee benefit plan	106	93
Stock-based compensation	676	851
Changes in operating assets and liabilities:
Accounts receivable	1,196	1,521
Inventory	269	4,458
Prepaid expenses and other assets	(307)	1,324
Accounts payable and accrued expenses	(814)	(6,111)
Accrued income taxes	(655)	643

Net cash provided by operating activities	8,096	6,034

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(883)	(1,142)
Acquisition of intangible assets	(207)	(228)

Net cash used for investing activities	(1,090)	(1,370)

Cash provided by financing activities:
Proceeds from stock options exercised	4,285	1,955
Excess tax benefit from stock-based compensation	350	—

Net cash provided by financing activities	4,635	1,955

Effect of exchange rate changes on cash	497	1,119

Net increase in cash and cash equivalents	12,138	7,738

Cash and cash equivalents at beginning of period	66,075	43,641

Cash and cash equivalents at end of period	$78,213	$51,379

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “Company”, “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Segment Realignment
In the third quarter of 2006, we integrated the SimpleDevices business segment into our Core Business segment in order to more closely align our financial reporting with our business structure. The segment integration did not impact previously reported consolidated net revenue, income from operations, net income or net earnings per share.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results may differ from these estimates and judgments.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for the Company beginning January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.
Effective January 1, 2007, we applied the opinion reached by the FASB’s Emerging Issues Task Force (“EITF”) on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The consensus in EITF Issue 06-3 does not require us to reevaluate our existing accounting policies for income statement presentation. Application of EITF 06-3 resulted in additional disclosure, but did not change the method in which we account for taxes collected.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in other accrued expenses until they are remitted to the government agency.
Effective January 1, 2007, we adopted FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“SFAS 109”). Refer to Note 6 below for further discussion regarding the financial effects of adopting FIN 48.
Note 2: Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the three months ended March 31, 2007 and 2006, we recorded $0.7 million and $0.9 million, respectively in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $117 thousand and $81 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the three months ended March 31, 2007 and 2006, respectively. The income tax benefit as a result of implementation of SFAS 123R was $0.2 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.
Stock-based compensation expense was attributable to the following:

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Cost of sales	$6	$7
Research and development	79	105
Selling, general and administrative	591	739

Stock-based compensation expense before income taxes	$676	$851

We estimate the fair value of share-based payment awards using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended
	March 31, (1)
	2007	2006
Weighted average fair value of grants	$8.79	$8.10
Risk-free interest rate	4.57%	4.58%
Expected volatility	44.16%	43.51%
Expected life in years	5.37	5.35

(1)	The fair value calculation was based on stock options granted during the period.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock option activity as of March 31, 2007 and changes for the three months ended March 31, 2007 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2006	2,480	$13.73
Granted	14	19.02
Exercised	(298)	14.36
Forfeited/cancelled/expired	(53)	11.04

Outstanding at March 31, 2007	2,143	$13.74	5.27	$30,259

Vested and expected to vest at March 31, 2007	2,097	$13.66	5.21	$29,767

Exercisable at March 31, 2007	1,676	$12.95	4.55	$24,983
The aggregate intrinsic value in the table above represents total pre-tax intrinsic value (difference between Universal Electronics Inc.’s average of the high and low trades of the last trading day of the first quarter of 2007 (March 30, 2007) and the option exercise price, multiplied by the number of the in-the-money options) that option holders would have received had all option holders exercised their options on March 30, 2007. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $3.2 million and $1.2 million, respectively.
As of March 31, 2007, we expect to recognize $3.6 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 1.7 years.
Nonvested restricted stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

		Weighted-
		Average
	Shares	Grant Date
	Granted	Fair Value
Nonvested at December 31, 2006	12,500	$18.74
Granted	—	—
Vested	(6,250)	18.74
Forfeited	—	—

Nonvested at March 31, 2007	6,250	$18.74

As of March 31, 2007, we expect to recognize $117 thousand in unrecognized compensation expense related to non-vested restricted stock awards over a weighted-average life of three months.
Note 3: Cash and Cash Equivalents
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
At March 31, 2007, we had approximately $18.7 million and $59.5 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2006, we had approximately $6.1 million and $60.0 million of cash and cash equivalents in the United States and Europe, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006
Trade receivable, gross	$53,733	$55,726
Allowance for doubtful accounts	(2,262)	(2,602)
Allowance for sales returns	(1,285)	(1,894)

Net trade receivable	50,186	51,230
Other receivables:
Note receivable (1)	203	200
Other (2)	545	437

Accounts receivable, net	$50,934	$51,867

(1)	In April 1999, we provided a $200 thousand non-recourse interest bearing secured loan to our chief executive officer, which is due by December 15, 2007. The note and related interest are classified as a current asset.

(2)	Other receivables as of March 31, 2007 and December 31, 2006 consisted primarily of a tenant improvement allowance provided by our landlord for the renovation and expansion of our corporate headquarters in Cypress, California. Construction is expected to be complete by the end of 2007. The tenant improvement allowance will be paid upon completion of construction.
Significant Customers
We had sales to one significant customer that contributed more than 10% of total net sales. Sales made to this customer were $10.1 million and $7.0 million, representing 15.3% and 12.9% of our total net sales for the three months ended March 31, 2007 and 2006, respectively. Trade receivables with this customer amounted to $4.7 million and $3.1 million, or 9.3% and 6.0% of our net trade receivable at March 31, 2007 and December 31, 2006, respectively. In addition, we had sales to another customer and its sub-contractors that, when combined, totaled $10.9 million and $12.0 million, accounting for 16.5% and 22.2% of net sales for the three months ended March 31, 2007 and 2006, respectively. Trade receivables with this customer and its sub-contractors amounted to $7.3 million and $6.2 million, or 14.5% and 12.2% of our net trade receivable at March 31, 2007 and December 31, 2006, respectively. The future loss of either of these customers or of any other key customer (in the United States or abroad, for any reason, including the financial weakness or bankruptcy of the customer or our inability to obtain orders or our inability to maintain order volume) would have an adverse effect on our financial condition, results of operations and cash flows.
Note 5: Inventories and Significant Suppliers
Inventories
Inventories, which consist of wireless control devices, including universal remote controls, antennas and related component parts, and are valued at the lower of cost or market. Cost, which is determined using the first-in, first-out method includes the purchase of integrated circuits, sub-contractor costs and freight-in. We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis.
Product innovations and technological advances may shorten a given product’s life cycle. We continually monitor inventory to control inventory levels and dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence or unmarketable inventory, in an amount equal to the difference between the cost of the inventory and its estimated market value based upon our best estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net inventories consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006
Components	$7,468	$6,101
Finished goods	20,490	22,537
Reserve for inventory scrap	(2,083)	(2,179)

Inventory, net	$25,875	$26,459

During the three months ended March 31, 2007 and 2006 inventory write-downs totaled $0.5 million and $0.1 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one supplier amounted to more than 10% of total inventory purchases during 2007. Purchases from this major supplier amounted to $5.3 million and $2.5 million, representing 14.9% and 9.4% of total inventory purchases for the three months ended March 31, 2007 and 2006, respectively. Accounts payable with that supplier amounted to $2.8 million and $0.8 million, representing 11.0% and 3.9% of total accounts payable at March 31, 2007 and December 31, 2006, respectively. For the three months ended March 31, 2006, a different IC supplier provided more than 10% of total inventory purchases. Purchases from that supplier amounted to $2.9 million, representing 10.9% of total inventory purchases for the three months ended March 31, 2006.
In addition, during the three months ended March 31, 2007, we purchased component and finished good products from three major suppliers. Purchases from these three major suppliers amounted to $9.8 million, $5.3 million and $3.9 million, representing 27.6%, 15.0% and 11.0%, respectively, of total inventory purchases for the three months ended March 31, 2007. During the three months ended March 31, 2006 purchases from the same three suppliers amounted to $8.4 million, $1.4 million and $0.6 million, representing 31.9%, 5.4% and 2.2%, respectively, of total inventory purchases. For the three months ended March 31, 2006, two other suppliers provided more than 10% of total inventory purchases. Purchases from those two suppliers amounted to $2.9 million and $2.8 million, representing 11.0% and 10.7%, respectively, of total inventory purchases for the three months ended March 31, 2006.
Accounts payable with the aforementioned three suppliers of component and finished good products amounted to $8.0 million, $3.5 million and $3.1 million, representing 31.9%, 13.9% and 12.4%, respectively, of total accounts payable at March 31, 2007. At December 31, 2006, accounts payable with the same suppliers amounted to $8.2 million, $2.0 million and $3.4 million, representing 40.4%, 9.8% and 17.1%, respectively, of total accounts payable. No other component and finished goods supplier accounted for inventory purchases exceeding ten percent of the total inventory purchases for the three months ended March 31, 2007 or 2006.
We have identified alternative sources of supply for these integrated circuits, components, and finished goods; however, there can be no assurance that we will be able to continue to purchase inventory on a timely basis from any of these sources. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, a shortage or termination in the supply of any of the components used in our products, a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.
Note 6: Income Taxes
We use the estimated annual effective tax rate to determine our provision for income taxes for interim periods. We recorded income tax expense of $2.2 million for the three months ended March 31, 2007 compared to $1.1 million for the same period last year. Our estimated effective tax rate was 32.5% and 34.1% during the three months ended March 31, 2007 and 2006, respectively. The decrease in our effective tax rate is due primarily to the re-enactment of the federal research and development tax credit statute which was passed by Congress in the fourth quarter of 2006 as well as the Netherlands’ statutory tax rate decreasing from 31.5% in 2006 to 25.5% in 2007, offset partially by increased pre-tax income in higher tax rate jurisdictions.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In accordance with the adoption of FIN 48 effective January 1, 2007, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established. Additionally, for a position that is determined to, more likely than not, be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve for the balance. A material change in our tax reserves could have a significant impact on our results.
In accordance with FIN 48, paragraph 19, we have decided to classify interest and penalties as components of tax expense. As a result of the implementation of FIN 48, we recognized $0.2 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We have unrecognized tax benefits of approximately $6.8 million as of January 1, 2007, of which $6.3 million if recognized would result in the reduction of our effective tax rate. Interest and penalties are $0.6 million at the date of adoption and are included in the unrecognized tax benefits. We recorded an increase of our unrecognized tax benefits of approximately $0.4 million as of March 31, 2007. The open statute of limitations for our significant tax jurisdiction are as follows: federal and state 2002 through 2006 and non-U.S. 2001 through 2006.
Note 7: Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended March 31, 2007 and 2006, 4,375 and 1,108,833 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive.
Earnings per share for the three months ended March 31, 2007 and 2006 are calculated below:

	Three Months Ended
	March 31,
(In thousands, except per- share amounts):	2007	2006
BASIC
Net income	$4,637	$2,136

Weighted-average common shares outstanding	14,130	13,643

Basic earnings per share	$0.33	$0.16

DILUTED
Net income	$4,637	$2,136

Weighted-average common shares outstanding for basic	14,130	13,643
Dilutive effect of stock options and restricted stock	778	597

Weighted-average common shares outstanding on a diluted basis	14,908	14,240

Diluted earnings per share	$0.31	$0.15

Note 8: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Net Income	$4,637	$2,136
Other comprehensive income:
Foreign currency translations (1)	772	1,655

Comprehensive income	$5,409	$3,791

(1)	The foreign currency translation gains of $0.8 million and $1.7 million for the three months ended March 31, 2007 and March 31, 2006, respectively, were due to the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.34 and 1.32 at March 31, 2007 and December 31, 2006, respectively, and 1.21 and 1.18 at March 31, 2006 and December 31, 2005, respectively.

Note 9: Other Income (Expense), Net
During the three months ended March 31, 2007, we had a pre-tax net gain of $94 thousand on foreign currency exchange transactions compared to a pre-tax net loss of $161 thousand on foreign exchange transactions during the three months ended March 31, 2006.
Note 10: Revolving Credit Line
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica for an additional three years, expiring on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2007 using LIBOR plus a fixed margin of 1.25% was 6.57%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At March 31, 2007, the commitment rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2007, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of March 31, 2007, we were in compliance with all financial covenants required by the Credit Facility.
Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. We did not purchase any shares of our common stock during the three months ended March 31, 2007. As of March 31, 2007, 1,903,400 were shares available for purchase under the terms of the Credit Facility.
Note 11: Other Accrued Expenses
The components of other accrued expenses are listed below:

	March 31,	December 31,
(In thousands)	2007	2006
Accrued freight	$1,654	$1,346
Accrued sales and VAT taxes	639	1,444
Accrued advertising and marketing	576	558
Accrued warranties	355	416
Deferred revenue	290	841
Other	2,810	2,844

Total other accrued expenses	$6,324	$7,449

Note 12: Treasury Stock
During the three months ended March 31, 2007 and 2006, we did not repurchase any shares of our common stock. Repurchased shares are recorded as shares held in treasury at cost. We generally hold shares for future use as management and the Board of Directors deem appropriate, including compensating outside directors of the Company. During the three months ended March 31, 2007 and 2006, we issued 5,938 and 5,000 shares, respectively, to outside directors for services performed.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13: Goodwill and Intangible Assets
Under the requirements of SFAS 142, Goodwill and Intangible Assets, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information or (2) one level below an operating segment, referred to as a component. Our domestic and international components are “reporting units” within our one operating segment “Core Business.” Goodwill is reviewed for impairment during the fourth quarter of each year. Goodwill of a reporting unit is tested for impairment between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As reported earlier, during the fourth quarter of 2004 we purchased SimpleDevices for approximately $12.8 million in cash, including direct acquisition costs and a potential performance-based payment of our unregistered common stock, if certain future financial objectives were achieved. As a result of the performance-based incentive and other factors, our chief operating decision maker (“CODM”) reviewed SimpleDevices’ discrete operating results through the second quarter of 2006. Consequently, SimpleDevices was defined as an “operating segment” and a “reporting unit” through the second quarter of 2006.
Effective the end of the second quarter of 2006, we completed our integration of SimpleDevices’ technologies with our existing technologies and merged SimpleDevices’ sales, engineering and administrative functions into our “domestic” reporting unit. The performance-based payment related to the acquisition also expired. In addition, commencing in the third quarter of 2006, our CODM no longer reviewed SimpleDevices’ financial statements on a stand alone basis. Accordingly, SimpleDevices became part of the “domestic” reporting unit within our single operating segment in the third quarter of 2006.
Goodwill for the domestic operations was generated from the acquisition of a remote control company in 1998 and the acquisition of a software and firmware solutions company, SimpleDevices, in 2004. Goodwill for international operations resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000.
Domestic and international goodwill are as follows:

	March 31,	December 31,
(In thousands)	2007	2006
Goodwill
United States	$8,314	$8,314
International (1)	2,354	2,330

Total	$10,668	$10,644

(1)	The difference in international goodwill reported at March 31, 2007, as compared to the goodwill reported at December 31, 2006, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding our other intangible assets is as follows (in thousands):

	March 31, 2007	December 31, 2006
Carrying amount:
Distribution rights (10 years)	$383	$379
Patents (10 years)	5,806	5,605
Trademark and trade names (10 years)	840	840
Developed and core technology (5 years)	1,630	2,410
Capitalized software (2 years)	898	898
Other (5-7 years)	370	370

Total carrying amount	$9,927	$10,502

Accumulated amortization:
Distribution rights	$51	$50
Patents	2,346	2,221
Trademark and trade names	210	189
Developed and core technology	815	1,475
Capitalized software	877	813
Other	185	167

Total accumulated amortization	$4,484	$4,915

Net carrying amount:
Distribution rights	$332	$329
Patents	3,460	3,384
Trademark and trade names	630	651
Developed and core technology	815	935
Capitalized software	21	85
Other	185	203

Total net carrying amount	$5,443	$5,587

Amortization expense, including the amortization of capitalized software (which is recorded in cost of sales), for the three months ended March 31, 2007 and 2006 was approximately $0.3 million and $0.3 million, respectively.
Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 and thereafter are as follows:

(In thousands):
2007 (remaining 9 months)	$860
2008	1,119
2009	1,019
2010	719
2011	630
Thereafter	1,096

Total	$5,443

Note 14: Business Segments and Foreign Operations
Industry Segments
SFAS 131, Disclosures about Segments of an Enterprise and Related Information, defines an operating segment, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (“CODM”). The CODM makes decisions about resources to be allocated to the segment and assesses its performance. Operating segments may be aggregated only to the limited extent permitted by the standard.
As a result of the performance-based incentive and other factors, management reviewed SimpleDevices’ discrete operating results through the second quarter of 2006, and as a result, defined SimpleDevices as a separate segment. Since acquiring SimpleDevices, we have integrated SimpleDevices’ technologies with and into our own technology. In addition, we have integrated SimpleDevices’ sales, engineering and administrative functions into our own. Accordingly, commencing in the third quarter of 2006, we merged SimpleDevices into our Core Business segment, and now we operate in a single industry segment.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Foreign Operations
Our sales to external customers and long-lived tangible assets by geographic area for three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Net Sales
United States	$39,679	$32,174
International:
United Kingdom	9,266	4,860
Asia	5,614	6,925
Germany	1,604	1,548
Spain	1,409	1,689
Switzerland	1,339	411
South Africa	951	1,440
France	908	885
Australia	527	552
All Other	4,722	3,689

Total International	26,340	21,999

Total Net Sales	$66,019	$54,173

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Our geographic long-lived asset information is as follows:

(In thousands)	March 31, 2007	December 31, 2006
Long-lived Tangible Assets
United States	$4,169	$3,921
International	2,106	2,199

Total	$6,275	$6,120

Note 15: Derivatives
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
We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $183 thousand and $194 thousand for the three months ended March 31, 2007 and March 31, 2006, respectively. We had one foreign currency exchange contract outstanding at March 31, 2007, a forward contract with a notional value of $17.5 million. We had two foreign currency exchange contracts outstanding at December 31, 2006, known as participating forwards, both with a notional value of $6.25 million each.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We held a USD/Euro forward contract with a notional value of $17.5 million and a forward rate of $1.3393/Euro as of March 31, 2007, due for settlement on April 25, 2007. We held the Euro position on this contract. The fair value of this contract was a $36 thousand loss at March 31, 2007; and this contract value is included in other accrued expenses. At December 31, 2006, we had a loss on participating forward contracts of approximately $0.6 million, which was included in other accrued expenses.
Note 16: Guarantees and Product Warranties
The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has purchased directors and officers’ insurance coverage for claims made against the directors and officers during the applicable policy periods. The amounts and types of coverage have varied from period to period as dictated by market conditions.
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses, which are included in cost of sales, as we sell the related products. Since warranty expense is a forecast primarily based on historical claims experience, actual claim costs may differ from the amounts provided.
Changes in the liability for product warranties are presented below (in thousands):

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Three Months Ended March 31, 2007	$416	$21	$(82)	$355
Three Months Ended March 31, 2006	$414	$92	$(50)	$456
The decrease in the warranty accrual and the warranty provision of approximately $0.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to a decrease in the per unit warranty cost of approximately 13%, despite an increase in net sales.
Note 17: Commitments and Contingencies
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV (“UEBV”) and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The partiers further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, the parties met with the court appointed expert in December 2006 and at that time, the expert again asked the court for an extension to finalize and file his pre-trial report with the court and the court granted this request. We are awaiting the expert to finalize his pre-trial report with the court and when completed, we will respond.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters has merit and we intend to vigorously defend ourselves against each claim.
We maintain directors’ and officers’ liability insurance to insure our individual directors and officers against certain claims, including the payment of claims such as those alleged in the above lawsuits and attorney’s fees and related expenses incurred in connection with the defense of such claims.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We have developed a broad line of pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our channels of distribution include international retail, U.S. retail, private label, OEMs, cable and satellite service providers, CEDIA (Custom Electronic Design and Installation Association) and companies in the computing industry. We believe that our universal remote control database contains device codes that are capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive library that covers nearly 307,000 individual device functions and over 3,150 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
Since the third quarter of 2006, we have been operating as one business segment. We have nine international subsidiaries established in the Netherlands, Germany, United Kingdom, Argentina, Spain, Italy, Singapore and France.
Some of our strategic business objectives for 2007 include the following:
•	expand our sales and marketing efforts, including increasing our sales force, to subscription broadcasters and OEMs in Asia, Latin America and Europe;

•	focus on developing and marketing additional products that are based on the Zigbee, Z-Wave® and other radio frequency technology;

•	continue to seek strategic business opportunities that will compliment our business; and

•	continue to enhance the Nevo® product line, which first began shipping in October 2005.
We intend for the following discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.
For further discussion of factors that could impact operating results, see the section below captioned “Factors That Could Affect Future Results.”
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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that, other than the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Income Taxes
In accordance with the adoption of FIN 48 effective January 1, 2007, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established. Additionally, for a position that is determined to, more likely than not, be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve for the balance. A material change in our tax reserves could have a significant impact on our results. Refer to Note 6 captioned “Income Taxes” included in the “Notes to the Consolidated Financial Statements” set forth above for additional disclosure regarding adoption of FIN 48.
Stock-Based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the three months ended March 31, 2007 and 2006, we recorded $0.7 million and $0.9 million, respectively in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $117 thousand and $81 thousand in pre-tax compensation expense related to stock awards granted to directors for the three months ended March 31, 2007 and 2006, respectively.
Stock-based compensation expense was attributable to the following:

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Cost of sales	$6	$7
Research and development	79	105
Selling, general and administrative	591	739

Stock-based compensation expense before income taxes	$676	$851

As of March 31, 2007, we expect to recognize $3.6 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 1.7 years.
We issue restricted stock awards to the outside directors for services performed. Under SFAS No. 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year. The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date. During the three months ended March 31, 2007 and 2006, shares totaling 5,938 and 5,000 were issued, respectively.
As of March 31, 2007, we expect to recognize $117 thousand in unrecognized compensation expense related to non-vested restricted stock awards over a weighted-average life of three months.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the utilization of highly subjective assumptions, including with respect to the expected life of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the amount of stock-based compensation expense could be significantly different from the amount recorded. If the forfeiture rate decreased by 1%, stock-based compensation expense would have increased by approximately 3% for the three months ended March 31, 2007. During the three months ended March 31, 2007, we granted 14,000 stock options to employees. Due to the minimal amount of stock options granted during the first three months of 2007, our stock-based compensation expense relating to these stock options will not be materially affected by changes in our assumptions.
Refer to Note 2 captioned “Stock-based Compensation” included in the “Notes to the Consolidated Financial Statements” set forth above for additional disclosure regarding stock-based compensation expense.
Recent Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in Part 1, Item I for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition. Note 1 is incorporated in this discussion by reference.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	63.1	65.9

Gross profit	36.9	34.1
Research and development expenses	3.5	3.4
Selling, general and administrative expenses	24.0	24.9

Operating expenses	27.5	28.3
Operating income	9.4	5.8
Interest income, net	0.9	0.5
Other income (expense)	0.1	(0.3)

Income before income taxes	10.4	6.0
Provision for income taxes	(3.4)	(2.0)

Net income	7.0%	4.0%

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006:
The following table sets forth our net sales by our Business and Consumer lines for the three months ended March 31, 2007 and 2006:

	2007		2006
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$50.2	76.0%	$42.7	78.9%
Consumer	15.8	24.0%	11.5	21.1%

Total net sales	$66.0	100.0%	$54.2	100.0%

Overview
Net sales for the first quarter of 2007 were $66.0 million, an increase of 22% compared to $54.2 million for the first quarter of 2006. Net income for the first quarter of 2007 was $4.6 million or $0.33 per share (basic) and $0.31 per share (diluted) compared to $2.1 million or $0.16 per share (basic) and $0.15 per share (diluted) for the first quarter of 2006.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 76% of net sales in the first quarter of 2007 compared to approximately 79% in the first quarter of 2006. Net sales in our Business lines for the first quarter of 2007 increased by 18% to $50.2 million from $42.7 million in the first quarter of 2006. This increase in sales resulted primarily from an increase in the volume of remote control sales. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. As a result, we expect Business category revenue to range between $210 and $220 million in 2007.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 24% of net sales for the first quarter of 2007 compared to approximately 21% for the first quarter of 2006. Net sales in our Consumer lines for the first quarter of 2007 increased by 38% to $15.8 million, from $11.5 million in the first quarter of 2006. European retail sales increased by $2.8 million compared to 2006, driven by strength in the UK, Germany and the Nordic countries. The increase in Europe retail sales was also driven by the strengthening of both the Euro and the British Pound compared to the U.S. Dollar, which resulted in an increase in net sales of approximately $1.1 million. Net of this positive currency effect, Europe retail sales increased by $1.7 million. This increase in our consumer lines was also driven by our expanding presence in the CEDIA market, as CEDIA sales increased by $2.3 million from 2006. Partially offsetting these increases were private label sales, which decreased by $0.2 million or 25%, to $0.6 million in 2007 from $0.8 million in 2006. Additionally, United States direct import licensing and product revenues for 2007 decreased by $0.3 million or 50%, to $0.3 million in 2007 from $0.6 million in 2006, due to a decline in Kameleon sales in North America. We expect Consumer category revenue to range between $60 and $70 million in 2007.
Gross profit for the first quarter of 2007 was $24.3 million compared to $18.5 million for the first quarter of 2006. Gross profit as a percent of sales for the first quarter of 2007 was 36.9% compared to 34.1% for the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily attributable to sales in our consumer lines, which generally have a higher gross profit rate as compared to our other sales, representing a larger percentage of our total business. This change in mix resulted in a 3.0% increase in the gross profit rate. Gross profit was also favorably impacted by the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $1.0 million and an increase of 0.9% in the gross profit rate. A reduction of sub-contract labor increased the gross profit rate by 0.5%, and a reduced royalty rate on certain products in our consumer lines added 0.2% to the gross profit rate. Partially offsetting these increases in the gross profit rate was an increase of $0.9 million of freight expense recorded in 2007 as compared to 2006. In 2007, there was an increase in the percentage of units shipped by air; air freight is significantly more costly than ocean freight. Higher freight expense reduced the gross profit rate by 1.1%. In addition, an increase in inventory scrap expense of $0.4 million reduced the gross profit rate by 0.7%.
Research and development expenses increased 26% from $1.8 million in the first quarter of 2006 to $2.3 million in the first quarter of 2007. The increase is related to the continued expansion of the Nevo® platform, development efforts taking place at our San Mateo location, and the development of products for sale in our retail channel. We expect research and development expenses to decline slightly from current levels for the remaining quarters of 2007.

Selling, general and administrative expenses increased 17% from $13.5 million in the first quarter of 2006 to $15.8 million in the first quarter of 2007. Payroll and benefits increased by $1.0 million due to new hires and merit increases, the strengthening of both the Euro and British Pound compared to the U.S. Dollar resulted in an increase of $0.5 million, additional use of external tax and legal services resulted in an increase of $0.4 million and additional travel resulted in an increase of $0.2 million. We expect that selling, general and administrative expenses will range between $66.0 and $69.0 million for the full year 2007.
In the first quarter of 2007, we recorded $0.6 million of interest income compared to $0.3 million in the first quarter of 2006. This increase is due to higher money market rates and a higher average cash balance. Net interest income will range between $2.3 and $2.8 million in 2007.
In the first quarter of 2007, other income, net was $0.1 million which resulted from a foreign currency gain as compared to other expense, net of $0.2 million in the first quarter of 2006 which resulted from a foreign currency loss.
We recorded income tax expense of $2.2 million in the first quarter of 2007 compared to $1.1 million in the first quarter of 2006. Our effective tax rate was 32.5% in the first quarter of 2007 compared to 34.1% in the first quarter of 2006. The decrease in our effective tax rate is due primarily to the re-enactment of the federal research and development tax credit statute which was passed by Congress in the fourth quarter of 2006 as well as the Netherlands’ statutory tax rate decreasing from 31.5% in 2006 to 25.5% in 2007, offset partially by increased pre-tax income in higher tax rate jurisdictions. We estimate that our effective tax rate will range between 31.5% and 33.5% for the full year 2007.
Liquidity and Capital Resources
Financial Condition (Sources and Uses of Cash)

	Three months ended	Increase	Three months ended
	March 31, 2007	(decrease)	March 31, 2006
Net cash provided by operating activities	$8,096	$2,062	$6,034
Net cash used for investing activities	(1,090)	280	(1,370)
Net cash provided by financing activities	4,635	2,680	1,955
Effect of exchange rate changes on cash	497	(622)	1,119

	March 31, 2007	Increase	December 31, 2006
Cash and cash equivalents	$78,213	$12,138	$66,075
Working capital	124,796	18,617	106,179
Net cash provided by operating activities for the first three months of 2007 was $8.1 million as compared to $6.0 million in the first three months of 2006. The increase in cash provided by operating activities was primarily driven by an increase in sales of 22% in the first three months of 2007 compared to the first three months of 2006 which resulted in lower inventory levels, coupled by an increase in accounts payable.
Net cash used for investing activities for the first three months of 2007 was $1.1 million as compared to $1.4 million for the first three months of 2006. The decrease in cash used for investing activities was primarily due to a decrease in acquisition of fixed assets. Capital expenditures in the first three months of 2007 and 2006 were approximately $0.9 million and $1.1 million, respectively.
In order to accommodate the growth of our company, we plan to renovate and expand our corporate headquarters during 2007. Costs of this renovation are estimated to be approximately $1.0 million and will be financed through our current operations as well as a $0.4 million tenant improvement allowance. We are currently evaluating our existing and future information system requirements, and we may make a significant investment to upgrade our systems in 2007.
Net cash provided by financing activities for the first three months of 2007 was $4.6 million as compared to cash provided by financing activities of $2.0 million for the first three months of 2006. The increase in cash provided by financing activities was due to an increase in the proceeds from stock options exercised in the first three months of 2007 compared to the first three months of 2006. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives. Under our amended Credit Facility with Comerica Bank, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. We did not purchase any shares of our common stock during the three months ended March 31, 2007 or 2006. As of March 31, 2007, 1,903,400 shares were available for purchase under the Credit Facility. During 2007 we may purchase shares of our common stock if we believe conditions are favorable or to manage the dilutive effect of stock option exercises.
Contractual Obligations
At March 31, 2007 our contractual obligations were $20.1 million compared to $26.9 million as previously reported on our Annual Report on Form 10-K. Purchase obligations primarily consist of an agreement with a specific vendor to purchase approximately 80% of our integrated circuits through December 31, 2007 from this vendor. Included in our contractual obligations are future obligations on existing operating leases. On January 31, 2007, we amended our existing lease agreement for our consumer and customer call center facility located in Twinsburg, Ohio to increase our leased square footage, which is effective after certain leasehold improvements have been made. We expect the amended lease to become effective in May 2007. The future obligations related to the amended lease was $0.3 million and $0.3 million as of March 31, 2007 and December 31, 2006, respectively.
Liquidity
We generally use cash provided by operations as our primary source of liquidity, since internally generated cash flows are typically sufficient to support business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Our cash balances are held in the United States and Europe. At March 31, 2007, we had approximately $18.7 million and $59.5 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2006, we had approximately $6.1 million and $60.0 million of cash and cash equivalents in the United States and Europe, respectively.
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2007 using LIBOR plus a fixed margin of 1.25% was 6.57%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2007, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of March 31, 2007, we were in compliance with all financial covenants required by the Credit Facility.
It is our policy to carefully monitor the state of our business, cash requirements and capital structure. As previously mentioned, we believe that cash generated from our operations and funds available from our borrowing facility will be sufficient to fund current business operations and anticipated growth at least over the next twelve months; however, there can be no assurance that such funds will be adequate for that purpose.
Off Balance Sheet Arrangements
We do not participate in any off balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed below or above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as factors discussed in our 2006 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission (“SEC”)), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
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
While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect of a war or terrorist activities on us or the economy; the economic environment’s effect on us and our customers; the growth of, acceptance of and demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail and interactive TV and home automation, not materializing as we believe; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; the failure of various markets and industries to grow or emerge as rapidly or as successfully as we believe; the lack of continued growth of our technologies and product lines addressing the market for digital media; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option program may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; the effect the value of the Euro and other foreign currencies relative to the U.S. dollar could have on our financial results; and other factors that may be listed from time to time in our press releases and filings with the SEC.
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

Throughout 2007, we will continue development of our Nevo® technology, an embedded solution that transforms an electronic display into a sophisticated and easy-to-use wireless home control and automation device. New Nevo® products will help us to increase the strength we have built in our custom installation business worldwide. We are continuing to seek ways to use our technology to make the set-up and use of control products, and the access to and control of digital entertainment within the home entertainment network, easier and more affordable. In addition, we are working on product line extensions to our One For All® branded products which include digital antennas, signal boosters and other A/V accessories.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk affecting the Company, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2006.
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
An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV (“UEBV”) and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The partiers further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, the parties met with the court appointed expert in December 2006 and at that time, the expert again asked the court for an extension to finalize and file his pre-trial report with the court and the court granted this request. We are awaiting the expert to finalize his pre-trial report with the court and when completed, we will respond.
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
There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters has merit and we intend to vigorously defend ourselves against each claim.
We maintain directors’ and officers’ liability insurance to insure our individual directors and officers against certain claims, including the payment of claims such as those alleged in the above lawsuits and attorney’s fees and related expenses incurred in connection with the defense of such claims.
ITEM 1A. RISK FACTORS
For risk factors, see “Risk Factors” in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1934. In addition, we did not repurchase any shares of our common stock during the quarter ended March 31, 2007.
ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	Universal Electronics Inc.
/s/ Bryan Hackworth
Bryan Hackworth
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350