Form 10-Q
period 2007-06-30
UNIVERSAL ELECTRONICS INC
filed 2007-08-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,548,719 shares of Common Stock, par value $.01 per share, of the registrant were outstanding on August 7, 2007.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$76,439	$66,075
Accounts receivable, net	59,634	51,867
Inventories, net	27,272	26,459
Prepaid expenses and other current assets	3,295	2,722
Prepaid income taxes	5,338	—
Deferred income taxes	3,047	3,069

Total current assets	175,025	150,192
Equipment, furniture and fixtures, net	6,519	5,899
Goodwill	10,697	10,644
Intangible assets, net	5,570	5,587
Other assets	281	221
Deferred income taxes	5,265	6,065

Total assets	$203,357	$178,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,953	$20,153
Accrued sales discounts/rebates	3,562	4,498
Accrued income taxes	—	4,483
Accrued compensation	3,541	7,430
Other accrued expenses	6,955	7,449

Total current liabilities	41,011	44,013

Long term liabilities:
Deferred income taxes	116	103
Accrued income taxes	6,860	—
Other long term liabilities	741	275

Total liabilities	48,728	44,391

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 18,119,675 and 17,543,235 shares issued at June 30, 2007 and December 31, 2006, respectively	181	175
Paid-in capital	106,417	94,733
Accumulated other comprehensive income	4,699	2,759
Retained earnings	77,527	68,514

	188,824	166,181

Less cost of common stock in treasury, 3,587,939 and 3,528,827 shares at June 30, 2007 and December 31, 2006, respectively	(34,195)	(31,964)

Total stockholders’ equity	154,629	134,217

Total liabilities and stockholders’ equity	$203,357	$178,608

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$71,478	$52,370	$137,497	$106,543
Cost of sales	46,852	32,788	88,530	68,473

Gross profit	24,626	19,582	48,967	38,070

Research and development expenses	2,269	1,919	4,591	3,765
Selling, general and administrative expenses	16,385	13,620	32,218	27,132

Operating income	5,972	4,043	12,158	7,173
Interest income, net	732	349	1,320	621
Other income (expense), net	27	(411)	121	(572)

Income before provision for income taxes	6,731	3,981	13,599	7,222
Provision for income taxes	(2,185)	(1,562)	(4,416)	(2,667)

Net income	$4,546	$2,419	$9,183	$4,555

Earnings per share:
Basic	$0.31	$0.18	$0.64	$0.33

Diluted	$0.30	$0.17	$0.61	$0.32

Shares used in computing earnings per share:
Basic	14,437	13,802	14,282	13,722

Diluted	15,262	14,356	15,084	14,297

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash provided by operating activities:
Net income	$9,183	$4,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,160	1,915
Provision (recovery) for doubtful accounts	10	(14)
Provision for inventory write-downs	952	562
Provision for deferred income taxes	853	(315)
Tax benefit from exercise of stock options	1,960	507
Excess tax benefit from stock-based compensation	(1,091)	—
Shares issued for employee benefit plan	394	271
Stock-based compensation	1,481	1,604
Changes in operating assets and liabilities:
Accounts receivable	(7,103)	1,413
Inventory	(1,419)	(1,957)
Prepaid expenses and other assets	(586)	493
Accounts payable and accrued expenses	1,566	429
Accrued income taxes	(3,476)	1,835

Net cash provided by operating activities	4,884	11,298

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(2,050)	(2,115)
Acquisition of intangible assets	(635)	(587)

Net cash used for investing activities	(2,685)	(2,702)

Cash provided by financing activities:
Proceeds from stock options exercised	8,037	3,072
Treasury stock purchases	(2,413)	(222)
Excess tax benefit from stock-based compensation	1,091	—

Net cash provided by financing activities	6,715	2,850

Effect of exchange rate changes on cash	1,450	3,689

Net increase in cash and cash equivalents	10,364	15,135

Cash and cash equivalents at beginning of period	66,075	43,641

Cash and cash equivalents at end of period	$76,439	$58,776

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
The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “Company”, “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
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
Effective January 1, 2007, we adopted FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“SFAS 109”). Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48. Accordingly, we adopted FSP FIN 48-1 on January 1, 2007. Refer to Note 6 below for further discussion regarding the financial effects of adopting FIN 48.
Note 2: Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the three months ended June 30, 2007 and 2006, we recorded $0.8 million and $0.8 million, respectively in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $117 thousand and $82 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the three months ended June 30, 2007 and 2006, respectively. The income tax benefit as a result of implementation of SFAS 123R was $0.2 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.
During the six months ended June 30, 2007 and 2006, we recorded $1.5 million and $1.6 million, respectively, in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $234 thousand and $163 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the six months ended June 30, 2007 and 2006, respectively. The income tax benefit as a result of implementation of SFAS 123R was $0.4 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.
Stock-based compensation expense was attributable to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Cost of sales	$7	$6	$13	$13
Research and development	106	94	185	199
Selling, general and administrative	692	653	1,283	1,392

Stock-based compensation expense before income taxes	$805	$753	$1,481	$1,604

We estimate the fair value of share-based payment awards using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007 (1)	2006	2007 (1)	2006
Weighted average fair value of grants	$11.86	$8.07	$11.73	$8.09
Risk-free interest rate	4.58%	4.96%	4.58%	4.75%
Expected volatility	38.83%	42.12%	39.06%	42.89%
Expected life in years	5.24	5.35	5.24	5.35

(1)	The fair value calculation was based on stock options granted during the period.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock option activity as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2006	2,480	$13.73
Granted	324	27.68
Exercised	(561)	14.32
Forfeited/cancelled/ expired	(72)	13.50

Outstanding at June 30, 2007	2,171	$15.66	5.65	$44,840

Vested and expected to vest at June 30, 2007	2,071	$15.27	5.49	$43,597

Exercisable at June 30, 2007	1,450	$12.78	4.22	$34,126
The aggregate intrinsic value in the table above represents total pre-tax intrinsic value (difference between Universal Electronics Inc.’s average of the high and low trades of the last trading day of the second quarter of 2007 (June 29, 2007) and the option exercise price, multiplied by the number of the in-the-money options) that option holders would have received had all option holders exercised their options on June 29, 2007. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the three and six months ended June 30, 2007 was $4.7 million and $7.9 million, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $0.7 million and $1.9 million, respectively.
As of June 30, 2007, we expect to recognize $5.9 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 2.6 years.
Nonvested restricted stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

Weighted-
Average
	Shares	Grant Date
	Granted	Fair Value
Nonvested at December 31, 2006	12,500	$18.74
Granted	—	—
Vested	(12,500)	18.74
Forfeited	—	—

Nonvested at June 30, 2007	—	$—

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
At June 30, 2007, we had approximately $12.5 million and $63.9 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2006, we had approximately $6.1 million and $60.0 million of cash and cash equivalents in the United States and Europe, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(In thousands)	2007	2006
Trade receivable, gross	$62,555	$55,726
Allowance for doubtful accounts	(2,228)	(2,602)
Allowance for sales returns	(1,307)	(1,894)

Net trade receivable	59,020	51,230
Other receivables:
Note receivable (1)	205	200
Other (2)	409	437

Accounts receivable, net	$59,634	$51,867

(1)	In April 1999, we provided a $200 thousand non-recourse interest bearing secured loan to our chief executive officer, which is due by December 15, 2007. The note and related interest are classified as a current asset.

(2)	Other receivables as of June 30, 2007 and December 31, 2006 consisted primarily of a tenant improvement allowance provided by our landlord for the renovation and expansion of our corporate headquarters in Cypress, California. Construction is expected to be complete by the end of 2007. The tenant improvement allowance will be paid upon completion of construction.
Significant Customers
We had sales to one significant customer that contributed more than 10% of total net sales. Sales made to this customer were $12.4 million and $7.0 million, representing 17.4% and 13.3% of our total net sales for the three months ended June 30, 2007 and 2006, respectively. Sales made to this customer during the six months ended June 30, 2007 and 2006 amounted to $22.5 million and $14.0 million, representing 16.4% and 13.1% of total net sales, respectively. Trade receivables with this customer amounted to $9.2 million and $3.1 million, or 15.6% and 6.0% of our net trade receivable at June 30, 2007 and December 31, 2006, respectively.
In addition, we had sales to another customer and its sub-contractors that, when combined, totaled $12.1 million and $7.0 million, representing 17.0% and 12.7% of total net sales for the three months ended June 30, 2007 and 2006, respectively. Sales made to this customer and its sub-contractors during the six months ended June 30, 2007 and 2006 amounted to $23.0 million and $18.7 million, representing 16.7% and 17.5% of total net sales, respectively. Trade receivables with this customer and its sub-contractors amounted to $9.0 million and $6.2 million, or 15.2% and 12.2% of our net trade receivable at June 30, 2007 and December 31, 2006, respectively.
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
Note 5: Inventories and Significant Suppliers
Inventories
Inventories, which consist of wireless control devices, including universal remote controls, antennas and related component parts, are valued at the lower of cost or market. Cost, which is determined using the first-in, first-out method includes the purchase of integrated circuits, sub-contractor costs and freight-in. We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Net inventories consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(In thousands)	2007	2006
Components	$7,168	$6,101
Finished goods	22,264	22,537
Reserve for inventory scrap	(2,160)	(2,179)

Inventory, net	$27,272	$26,459

During the three months ended June 30, 2007 and 2006 inventory write-downs totaled $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2007 and 2006 inventory write-downs totaled $1.0 million and $0.6 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one supplier amounted to more than 10% of total inventory purchases. Purchases from this major supplier amounted to $5.5 million and $3.2 million, representing 13.3% and 8.5% of total inventory purchases for the three months ended June 30, 2007 and 2006, respectively. Purchases made from this supplier during the six months ended June 30, 2007 and 2006 amounted to $10.7 million and $5.6 million, representing 14.0% and 8.9% of total inventory purchases, respectively. Accounts payable with that supplier amounted to $2.4 million and $0.8 million, representing 8.9% and 3.9% of total accounts payable at June 30, 2007 and December 31, 2006, respectively. For the three and six months ended June 30, 2006, a different IC supplier provided more than 10% of total inventory purchases. Purchases from that supplier amounted to $4.2 million and $7.1 million, representing 11.4% and 11.2% of total inventory purchases for the three and six months ended June 30, 2006, respectively.
In addition, during the three months ended June 30, 2007, we purchased component and finished good products from three major suppliers. Purchases from these three major suppliers amounted to $11.5 million, $9.1 million and $4.6 million, representing 27.9%, 21.8% and 11.1%, respectively, of total inventory purchases for the three months ended June 30, 2007. During the three months ended June 30, 2006 purchases from the same three suppliers amounted to $10.3 million, $2.2 million and $2.9 million, representing 27.7%, 5.8% and 7.7%, respectively, of total inventory purchases. During the six months ended June 30, 2007 purchases from these three suppliers amounted to $21.3 million, $14.3 million and $8.4 million, representing 27.7%, 18.7% and 11.0%, respectively, of total inventory purchases. During the same period last year, purchases from these three suppliers amounted to $18.7 million, $3.6 million and $3.4 million, representing 29.4%, 5.6% and 5.4% of total inventory purchases. For the three and six months ended June 30, 2006, one other supplier provided more than 10% of total inventory purchases. Purchases from this supplier amounted to $4.6 million and $7.5 million, representing 12.3% and 11.8%, of total inventory purchases for the three and six months ended June 30, 2006, respectively.
Accounts payable with the aforementioned three suppliers of component and finished good products amounted to $8.6 million, $4.8 million and $3.5 million, representing 31.7%, 17.7% and 12.8%, respectively, of total accounts payable at June 30, 2007. At December 31, 2006, accounts payable with the same three suppliers amounted to $8.2 million, $2.0 million and $3.4 million, representing 40.4%, 9.8% and 17.1%, respectively, of total accounts payable. No other component and finished goods supplier accounted for inventory purchases exceeding ten percent of the total inventory purchases for the three and six months ended June 30, 2007 or 2006.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Note 6: Income Taxes
We use the estimated annual effective tax rate to determine our provision for income taxes for interim periods. We recorded income tax expense of $2.2 million for the three months ended June 30, 2007 compared to $1.6 million for the same period last year. Our estimated effective tax rate was 32.5% and 39.2% during the three months ended June 30, 2007 and 2006, respectively. We recorded income tax expense of $4.4 million for the six months ended June 30, 2007 compared to $2.7 million for the same period last year. Our estimated effective tax rate was 32.5% and 36.9% during the six months ended June 30, 2007 and 2006, respectively. The decrease in our effective tax rate is due primarily to the re-enactment of the federal research and development tax credit statute which was passed by Congress in the fourth quarter of 2006 as well as the Netherlands’ statutory tax rate decreasing from 31.5% in 2006 to 25.5% in 2007, offset partially by increased pre-tax income in higher tax rate jurisdictions.
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
In accordance with the adoption of FIN 48 effective January 1, 2007, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established against the tax asset or a liability is recorded. Additionally, for a position that is determined to, more likely than not, be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve or liability for the balance. A material change in our tax reserves could have a significant impact on our results.
As a result of implementing FIN 48, we recognized a $0.2 million increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We recorded an increase in our unrecognized tax benefits of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively. We had unrecognized tax benefits of approximately $6.8 million as of January 1, 2007, of which $6.3 million, if recognized, would result in the reduction of our effective tax rate. The open statute of limitations for our significant tax jurisdiction are as follows: federal and state for 2002 through 2006 and non-U.S. for 2001 through 2006. In accordance with FIN 48, we have elected to classify interest and penalties as components of tax expense. Interest and penalties are $0.6 million at the date of adoption and as of June 30, 2007 and are included in the unrecognized tax benefits. All unrecognized tax benefits at June 30, 2007 are classified as long term as prescribed by FIN 48 because we do not anticipate payment of cash within one year of the operating cycle.
We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next twelve months.
Note 7: Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
months ended June 30, 2007 and 2006, 305,750 and 1,154,931 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six months ended June 30, 2007 and 2006, 155,063 and 1,131,882 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive. Earnings per share for the three and six months ended June 30, 2007 and 2006 are calculated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share amounts):	2007	2006	2007	2006
BASIC
Net income	$4,546	$2,419	$9,183	$4,555

Weighted-average common shares outstanding	14,437	13,802	14,282	13,722

Basic earnings per share	$0.31	$0.18	$0.64	$0.33

DILUTED
Net income	$4,546	$2,419	$9,183	$4,555

Weighted-average common shares outstanding for basic	14,437	13,802	14,282	13,722
Dilutive effect of stock options and restricted stock	825	554	802	575

Weighted-average common shares outstanding on a diluted basis	15,262	14,356	15,084	14,297

Diluted earnings per share	$0.30	$0.17	$0.61	$0.32

Note 8: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Net Income	$4,546	$2,419	$9,183	$4,555
Other comprehensive income:
Foreign currency translations (1)	1,168	3,750	1,940	5,405

Comprehensive income:	$5,714	$6,169	$11,123	$9,960

(1)	The foreign currency translation gains of $1.9 million and $5.4 million for the six months ended June 30, 2007 and 2006, respectively, were due to the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.35 and 1.32 at June 30, 2007 and December 31, 2006, respectively, and 1.28 and 1.18 at June 30, 2006 and December 31, 2005, respectively.
Note 9: Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Gain (loss) on foreign currency exchange	$17	$(411)	$111	$(572)
Other	10	—	10	—

Other income (expense), net	$27	$(411)	$121	$(572)

Note 10: Revolving Credit Line
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica for three years expiring on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2007 using LIBOR plus a fixed margin of 1.25% was 6.57%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At June 30, 2007, the commitment rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of year end. We are subject to certain financial covenants related to our net worth,

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2007, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of June 30, 2007, we were in compliance with all financial covenants required by the Credit Facility.
Under the amended Credit Facility we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. We purchased 71,300 shares of our common stock at a cost of $2.4 million during the six months ended June 30, 2007. As of June 30, 2007, there was 1,832,100 shares available for purchase under the terms of the Credit Facility.
Note 11: Other Accrued Expenses
The components of other accrued expenses are listed below:

	June 30,	December 31,
(In thousands)	2007	2006
Accrued freight	$2,350	$1,346
Accrued advertising and marketing	555	558
Accrued sales and VAT taxes	404	1,444
Deferred revenue	153	841
Accrued warranties	100	416
Other	3,393	2,844

Total other accrued expenses	$6,955	$7,449

Note 12: Treasury Stock
During the six months ended June 30, 2007 and 2006, we repurchased 71,300 and 13,455 shares of our common stock at the cost of $2.4 million and $0.2 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold shares for future use as management and the Board of Directors deem appropriate, including compensating outside directors of the Company. During the six months ended June 30, 2007 and 2006, we issued 12,188 and 10,000 shares, respectively, to outside directors for services performed. The fair value of these shares is $234,275 and $162,900, respectively. The fair value of non vested shares is determined based on the closing trade price of the Company’s shares on the date of grant.
Note 13: Goodwill and Intangible Assets
Under the requirements of SFAS 142, Goodwill and Intangible Assets, the unit of accounting for goodwill and intangible assets are at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information or (2) one level below an operating segment, referred to as a component. Our domestic and international components are “reporting units” within our one operating segment “Core Business.” Goodwill and intangible assets are reviewed for impairment during the fourth quarter of each year. Goodwill is tested at the reporting unit level. Intangible assets are tested at the lowest identifiable cash flow level. Goodwill and intangible assets are tested for impairment between annual tests, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2007 management is unaware of any triggering events that would cause the fair value of goodwill or intangible assets to be reduced below the carrying value.
As reported earlier, during the fourth quarter of 2004 we purchased Simple Devices for approximately $12.8 million in cash, including direct acquisition costs and a potential performance-based payment of our unregistered common stock, if certain future financial objectives were achieved. As a result of the performance-based incentive and other factors, our chief operating decision maker (“CODM”) reviewed SimpleDevices’ discrete operating results through the second quarter of 2006. Consequently, SimpleDevices was defined as an “operating segment” and a “reporting unit” through the second quarter of 2006.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	June 30,	December 31,
(In thousands)	2007	2006
Goodwill
United States	$8,314	$8,314
International (1)	2,383	2,330

Total	$10,697	$10,644

(1)	The difference in international goodwill reported at June 30, 2007, as compared to the goodwill reported at December 31, 2006, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
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
Information regarding our other intangible assets is as follows (in thousands):

	June 30, 2007	December 31, 2006
Carrying amount:
Distribution rights (10 years)	$388	$379
Patents (10 years)	5,993	5,605
Trademark and trade names (10 years)	840	840
Developed and core technology (5 years)	1,630	2,410
Capitalized software (2 years)	195	898
Other (5-7 years)	370	370

Total carrying amount	$9,416	$10,502

Accumulated amortization:
Distribution rights	$51	$50
Patents	2,464	2,221
Trademark and trade names	231	189
Developed and core technology	896	1,475
Capitalized software	—	813
Other	204	167

Total accumulated amortization	$3,846	$4,915

Net carrying amount:
Distribution rights	$337	$329
Patents	3,529	3,384
Trademark and trade names	609	651
Developed and core technology	734	935
Capitalized software	195	85
Other	166	203

Total net carrying amount	$5,570	$5,587

Amortization expense, including the amortization of capitalized software (which is recorded in cost of sales), for the three and six months ended June, 2007 was approximately $0.4 million and $0.7 million, respectively. Amortization expense for the three and six months ended June 30, 2006 was approximately $0.3 million and $0.6 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 and thereafter are as follows:

(In thousands):
2007 (remaining 6 months)	$571
2008	1,170
2009	1,042
2010	672
2011	672
Thereafter	1,443

Total	$5,570

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
Foreign Operations
Our sales to external customers and long-lived tangible assets by geographic area for three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Net Sales
United States	$43,143	$25,901	$82,822	$58,075
International:
United Kingdom	7,087	4,870	16,353	9,730
Asia	8,462	8,015	14,076	14,940
Spain	1,567	2,332	2,976	4,021
Germany	1,214	1,645	2,818	3,193
Switzerland	1,638	162	2,977	573
South Africa	1,643	1,933	2,594	3,373
France	774	1,470	1,682	2,355
All Other	5,950	6,042	11,199	10,283

Total International	28,335	26,469	54,675	48,468

Total Net Sales	$71,478	$52,370	$137,497	$106,543

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our geographic long-lived asset information is as follows:

(In thousands)	June 30, 2007	December 31, 2006
Long-lived Tangible Assets
United States	$4,464	$3,921
International	2,336	2,199

Total	$6,800	$6,120

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
We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $51 thousand for the quarter ended June 30, 2007, compared to a net pre-tax loss of approximately $159 thousand for the quarter ended June 30, 2006. For the six months ended June 30, 2007 and 2006, we had a pre-tax gain of approximately $233 thousand and $35 thousand, respectively. We had one foreign currency exchange contract outstanding at June 30, 2007, a forward contract with a notional value of $4.0 million. We had two foreign currency exchange contracts outstanding at December 31, 2006, known as participating forwards, both with a notional value of $6.25 million each.
We held a USD/Euro forward contract with a notional value of $4.0 million and a forward rate of $1.3436/Euro as of June 30, 2007, due for settlement on July 27, 2007. We held the Euro position on this contract. The fair value of this contract was $32 thousand at June 30, 2007; and this contract value is included in prepaid expenses and other current assets. At December 31, 2006, we had a loss on participating forward contracts of approximately $0.6 million, which was included in other accrued expenses.
Note 16: Guarantees and Product Warranties
The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The Company has purchased directors and officers’ insurance to insure our individual directors and officers against certain claims, including the payment of claims such as those alleged in Note 17 and attorney’s fees and related expenses incurred in connection with the defense of such claim. The amounts and types of coverage have varied from period to period as dictated by market conditions.
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
Changes in the liability for product warranties are presented below (in thousands):

		Accruals for		Settlements
	Balance at	Warranties		(in Cash or in Kind)	Balance at
	Beginning of	Issued During		During	End of
Description	Period	the Period		the Period	Period
Six Months Ended June 30, 2007	$416	$(146	) (1)	$(170)	$100
Six Months Ended June 30, 2006	$414	$204		$(102)	$516

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	In the second quarter 2007, we renegotiated payments terms with our third party warranty repair vendor which resulted in lower warranty costs per unit. As a result, our warranty accrual was reduced accordingly to reflect the lower pricing.
Note 17: Commitments and Contingencies
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV (“UEBV”) and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The partiers further agreed that, before any judgment is paid; all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, the parties met with the court appointed expert in December 2006 and at that time, the expert again asked the court for an extension to finalize and file his pre-trial report with the court and the court granted this request. We are awaiting the expert to finalize his pre-trial report with the court and when completed, we will respond.
On June 20, 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI infringed certain of our patents. On July 28, 2006, we served RTI with a complaint, and RTI answered our complaint on August 28, 2006, denying our claims of infringement. In its answer, RTI also filed a counterclaim alleging that our patents are invalid and not infringed. On September 19, 2006, we answered RTI’s counterclaim by denying its allegations and reasserting our original complaint. On May 31, 2007, we resolved this litigation by entering into a Settlement and Patent License Agreement with RTI. The Settlement and Patent License Agreement entitles us to receive a lump sum payment for past royalties and ongoing per unit royalty fees to be paid on certain products sold by RTI, in exchange for which RTI receives a grant of license from us under the patents involved in the litigation. The Settlement and Patent License Agreement, which continues to 2013, contains other terms and conditions that are customary for agreements of this nature, including a confidentiality clause that precludes specific disclosures other than the existence and subject matter of the agreement.
There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters has merit and we intend to vigorously defend ourselves against each claim.
During the second quarter of 2007, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides a bonus pool for the executive management team contingent on achieving certain performance goals involving sales growth and earnings per diluted share through December 31, 2008. The LTIP commits a maximum of $12 million in bonus if the highest performance goals are met. Payment is further dependent on the employee’s continued employment at the time of payment, which occurs over fiscal years 2009 and 2010, and will be in cash or the Company’s stock at the Board of Director’s discretion. Vesting in the LTIP occurs as payments are due, and management believes that a four-year period is appropriate. The LTIP is effective January 1, 2007; consequently, the Company recorded accrued compensation of $500,000 at June 30, 2007 covering the estimated bonus for the first and second quarter of 2007.

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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers over 312,000 individual device functions and over 3,100 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
Since the third quarter of 2006, we have been operating as one business segment. We have ten international subsidiaries established in the Netherlands, Germany, United Kingdom, Argentina, Spain, Italy, Singapore, Hong Kong and France.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that, other than the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”) and the adoption of FASB Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Income Taxes
In accordance with the adoption of FIN 48 effective January 1, 2007, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established. Additionally, for a position that is determined to, more likely than not, be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve for the balance. In May 2007, the FASB published FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48. Accordingly, we adopted FSP FIN 48-1 on January 1, 2007. A material change in our tax reserves could have a significant impact on our results. Refer to Note 6 captioned “Income Taxes” included in the “Notes to the Consolidated Financial Statements” set forth above for additional disclosure regarding adoption of FIN 48.
Stock-Based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the three months ended June 30, 2007 and 2006, we recorded $0.8 million and $0.8 million, respectively in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $117 thousand and $82 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the three months ended June 30, 2007 and 2006, respectively. The income tax benefit as a result of implementation of SFAS 123R was $0.2 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.
During the six months ended June 30, 2007 and 2006, we recorded $1.5 million and $1.6 million, respectively, in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $234 thousand and $163 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the six months ended June 30, 2007 and 2006, respectively. The income tax benefit as a result of implementation of SFAS 123R was $0.4 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.
Stock-based compensation expense was attributable to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Cost of sales	$7	$6	$13	$13
Research and development	106	94	185	199
Selling, general and administrative	692	653	1,283	1,392

Stock-based compensation expense before income taxes	$805	$753	$1,481	$1,604

As of June 30, 2007, we expect to recognize $5.9 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 2.6 years.

We issue restricted stock awards to the outside directors for services performed. Under SFAS No. 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year. The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date. During the six months ended June 30, 2007 and 2006, we issued 12,188 and 10,000 shares, respectively. The fair value of these shares is $234,275 and $162,900, respectively.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the utilization of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the amount of stock-based compensation expense could be significantly different from the amount recorded. If the forfeiture rate decreased by 1%, stock-based compensation expense would have increased by approximately 4% and 3% for the three and six months ended June 30, 2007, respectively. During the six months ended June 30, 2007, we granted 75,250 and 248,750 stock options to executive and non-executive employees, respectively.
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
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Cost of sales	65.5	62.6	64.4	64.3

Gross profit	34.5	37.4	35.6	35.7
Research and development expenses	3.2	3.7	3.3	3.5
Selling, general and administrative expenses	22.9	26.0	23.5	25.5

Operating expenses	26.1	29.7	26.8	29.0

Operating income	8.4	7.7	8.8	6.7
Interest income, net	1.0	0.7	1.0	0.6
Other income (expense), net	0.0	(0.8)	0.1	(0.5)

Income before income taxes	9.4	7.6	9.9	6.8

Provision for income taxes	(3.1)	(3.0)	(3.2)	(2.5)

Net income	6.3%	4.6%	6.7%	4.3%

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006:
The following table sets forth our net sales by our Business and Consumer lines for the three months ended June 30, 2007 and 2006:

	2007		2006
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$60.5	84.6%	$40.4	77.1%
Consumer	11.0	15.4%	12.0	22.9%

Total net sales	$71.5	100.0%	$52.4	100.0%

Overview
Net sales for the second quarter of 2007 were $71.5 million, an increase of 36% compared to $52.4 million for the second quarter of 2006. Net income for the second quarter of 2007 was $4.5 million or $0.31 per share (basic) and $0.30 per share (diluted) compared to $2.4 million or $0.18 per share (basic) and $0.17 per share (diluted) for the second quarter of 2006.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 85% of net sales in the second quarter of 2007 compared to approximately 77% in the second quarter of 2006. Net sales in our Business lines for the second quarter of 2007 increased by 49% to $60.5 million from $40.4 million in the second quarter of 2006. This increase in sales resulted primarily from an increase in the volume of remote control sales. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 15% of net sales for the second quarter of 2007 compared to approximately 23% for the second quarter of 2006. Net sales in our Consumer lines for the second quarter of 2007 decreased by 8% to $11.0 million, from $12.0 million in the second quarter of 2006. Retail sales made outside of Europe and the United States were the key driver of the sales decline in our Consumer lines, as these sales were down $0.8 million. We encountered difficult selling conditions, primarily in Latin America. European retail sales decreased by $0.1 million compared to 2006, driven by a decline in sales in the UK. The decrease in Europe retail sales was partially offset by the strengthening of both the Euro and the British Pound compared to the U.S. Dollar, which resulted in an increase in net sales of approximately $0.6 million. Net of this positive currency effect, Europe retail sales decreased by $0.7 million.
Gross profit for the second quarter of 2007 was $24.6 million compared to $19.6 million for the second quarter of 2006. Gross profit as a percent of sales for the second quarter of 2007 was 34.5% compared to 37.4% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily attributable to subscription broadcast sales, which generally have a lower gross profit rate as compared to our other sales, representing a larger percentage of our total business. This change in mix resulted in a 3.2% decrease in the gross profit rate. The gross profit rate was also negatively impacted by an increase in freight expense of $1.5 million, due primarily to an increase in the percentage of units shipped by air; air freight is significantly more costly than ocean freight. Higher freight expense reduced the gross profit rate by 1.8%. An increase in sub-contract labor expense of $0.5 million reduced the gross profit rate by 0.3%. Partially offsetting these decreases in the gross profit rate was a decrease in royalty expense of $0.5 million resulting from lower sales of European branded products, which added 1.2% to the gross profit rate; the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $0.6 million and an increase of 0.5% in the gross profit rate; a decline in warranty expense of $0.3 million due to lower negotiated pricing, which added 0.4% to the gross profit rate; and a decline in scrap expense of $0.1 million, which added 0.4% to the gross profit rate.

Research and development expenses increased 18% from $1.9 million in the second quarter of 2006 to $2.3 million in the second quarter of 2007. The increase is related to the continued expansion of the Nevo® platform and the development of products for sale in our subscription broadcasting and retail channels.
Selling, general and administrative expenses increased 20% from $13.6 million in the second quarter of 2006 to $16.4 million in the second quarter of 2007. Payroll and benefits increased by $0.6 million due to new hires and merit increases, the strengthening of both the Euro and British Pound compared to the U.S. Dollar resulted in an increase of $0.5 million, delivery and freight increased $0.4 million, additional travel resulted in an increase of $0.3 million, employee bonus expense increased $0.2 million, and all other expenses increased $0.8 million.
In the second quarter of 2007, we recorded $0.7 million of interest income compared to $0.3 million in the second quarter of 2006. This increase is due to higher money market rates and a higher average cash balance.
In the second quarter of 2007, other income, net was $27 thousand, of which $17 thousand resulted from a foreign currency gain as compared to other expense, net of $0.4 million in the second quarter of 2006, which resulted from a foreign currency loss.
We recorded income tax expense of $2.2 million in the second quarter of 2007 compared to $1.6 million in the second quarter of 2006. Our effective tax rate was 32.5% in the second quarter of 2007 compared to 39.2% in the second quarter of 2006. The decrease in our effective tax rate is due primarily to the re-enactment of the federal research and development tax credit statute which was passed by Congress in the fourth quarter of 2006 as well as the Netherlands’ statutory tax rate decreasing from 31.5% in 2006 to 25.5% in 2007, offset partially by increased pre-tax income in higher tax rate jurisdictions.
Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006:
The following table sets forth our net sales by our Business and Consumer lines for the six months ended June 30, 2007 and 2006:

	2007		2006
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$110.7	80.5%	$83.1	78.0%
Consumer	26.8	19.5%	23.4	22.0%

Total net sales	$137.5	100.0%	$106.5	100.0%

Overview
Net sales for the six months ended June 30, 2007 were $137.5 million, an increase of 29% compared to $106.5 million for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $9.2 million or $0.64 per share (basic) and $0.61 per share (diluted) compared to $4.6 million or $0.33 per share (basic) and $0.32 per share (diluted) for the six months ended June 30, 2006.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 81% of net sales for the six months ended June 30, 2007 compared to 78% for the six months ended June 30, 2006. Net sales in our Business lines for the six months ended June 30, 2007 increased by 33% to $110.7 million from $83.1 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”) and high definition television (“HDTV”). We expect the deployment of the advanced function set-top boxes by the service operators to continue into the foreseeable future as penetration for each of these functions continues to increase. As a result, we expect Business category revenue to range from $218 to $228 million in 2007.

Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 19% of net sales for the six months ended June 30, 2007 compared to 22% for the six months ended June 30, 2006. Net sales in our Consumer lines for the six months ended June 30, 2007 increased by 15% to $26.8 million from $23.4 million for the same period last year. The increase in sales resulted primarily from an increase in European retail sales, which were up 15% to $20.0 million in the six months ended June 30, 2007 from $17.3 million in the six months ended June 30, 2006. This increase was primarily attributable to the UK, as well as the strengthening of both the Euro and British Pound compared to the U.S. Dollar. The impact of the stronger currencies resulted in an increase in net sales of approximately $1.7 million. Net of this positive currency effect, European retail sales increased $1.0 million. This increase in our consumer lines was also driven by our expanding presence in the CEDIA market, as CEDIA sales increased by $2.2 million from 2006. Partially offsetting these increases were retail sales made outside of Europe and the United States, as these sales were down $1.1 million. We encountered difficult selling conditions, primarily in Latin America. United States direct import licensing and product revenues for 2007 decreased by $0.4 million or 39% to $0.7 million in 2007 from $1.1 million in 2006, due to a decline in Kameleon sales in North America. We expect Consumer category revenue to range from $56 to $64 million in 2007, with a higher percentage of retail sales occurring in the fourth quarter, which is consistent with prior years.
Gross profit for the six months ended June 30, 2007 was $49.0 million compared to $38.1 million for the six months ended June 30, 2006. Gross profit as a percentage of net sales for the six months ended June 30, 2007 was 35.6% compared to 35.7% for the six months ended June 30, 2006. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in freight expense of $2.4 million, due primarily to an increase in the percentage of units shipped by air; air freight is significantly more costly than ocean freight. Higher freight expense reduced the gross profit rate by 1.5%. Partially offsetting these decreases in the gross profit rate was the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $1.6 million and an increase of 0.7% in the gross profit rate; and a decrease in royalty expense of $0.4 million resulting from lower sales of European branded products, which added 0.7% to the gross profit rate.
Research and development expenses increased 22% from $3.8 million in the six months ended June 30, 2006 to $4.6 million in the six months ended June 30, 2007. The increase is related to the continued expansion of the Nevo® platform and the development of products for sale in our subscription broadcasting and retail channels. We expect research and development expenses to decline slightly from current levels for the remaining quarters of 2007.
Selling, general and administrative expenses increased 19% from $27.1 million in the six months ended June 30, 2006 to $32.2 million in the six months ended June 30, 2007. Payroll and benefits increased by $1.6 million due to new hires and merit increases, the strengthening of both the Euro and British Pound compared to the U.S. Dollar resulted in an increase of $1.0 million, delivery and freight increased $0.5 million, additional travel resulted in an increase of $0.5 million, telecommunications expense increased $0.2 million, rent increased $0.2 million and all other expenses increased $1.0 million. We expect that selling, general and administrative expenses will range from $67 to $69 million for the full year 2007.
In the six months ended June 30, 2007, we recorded $1.3 million of net interest income compared to $0.6 million during the six months ended June 30, 2006. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect this trend to continue throughout 2007.
For the six months ended June 30, 2007, net other income was $0.1 million as compared to $0.6 million of net other expense for the six months ended June 30, 2006. Approximately $0.1 million of net other income in the six months ended June 30, 2007 was the result of a foreign exchange gain, compared to a foreign exchange loss of $0.6 million for the six months ended June 30, 2006.
We recorded income tax expense of $4.4 million for the six months ended June 30, 2007 compared to $2.7 million for the six months ended June 30, 2006. Our effective tax rate was 32.5% during the six months ended June 30, 2007 compared to 36.9% during the six months ended June 30, 2006. The decrease in our effective tax rate is due primarily to the re-enactment of the federal research and development tax credit statute which was passed by Congress in the fourth quarter of 2006 as well as the Netherlands’ statutory tax rate decreasing from 31.5% in 2006 to 25.5% in 2007, offset partially by increased pre-tax income in higher tax rate jurisdictions. We estimate that our effective tax rate will range between 31.5% and 33.5% for the full year 2007.

Liquidity and Capital Resources
Financial Condition (Sources and Uses of Cash)

	Six months ended	Increase	Six months ended
	June 30, 2007	(decrease)	June 30, 2006
Net cash provided by operating activities	$4,884	$(6,414)	$11,298
Net cash used for investing activities	(2,685)	17	(2,702)
Net cash provided by financing activities	6,715	3,865	2,850
Effect of exchange rate changes on cash	1,450	(2,239)	3,689

	June 30, 2007	Increase	December 31, 2006
Cash and cash equivalents	$76,439	$10,364	$66,075
Working capital	134,014	27,835	106,179
Net cash provided by operating activities for the first six months of 2007 was $4.9 million as compared to $11.3 million in the first six months of 2006. The decrease in cash provided by operating activities was due primarily to an approximate $7 million increase in accounts receivable as of June 30, 2007 compared to December 31, 2006, as a result of approximately 45% of the second quarter 2007 net sales occurring in the last month of the quarter. This contributed significantly to the increase in our days sales outstanding from approximately 73 days at June 30, 2006 to 75 days at June 30, 2007.
Net cash used for investing activities of $2.7 million for the first six months of 2007 was comparable to $2.7 million in the first six months of 2006.
In order to accommodate the growth of our company, we plan to renovate and expand our corporate headquarters during 2007. Costs of this renovation are estimated to be approximately $1.0 million and will be financed through our current operations as well as a $0.4 million tenant improvement allowance. In addition, we plan to make a significant investment to upgrade our information system, which we expect to cost approximately $1.0 million. The information system upgrade commenced in the second quarter of 2007 and we expect it to be completed in 2008.
Net cash provided by financing activities for the first six months of 2007 was $6.7 million as compared to cash provided by financing activities of $2.9 million for the first six months of 2006. The increase in cash provided by financing activities was due to an increase in the proceeds from stock options exercised in the first six months of 2007 compared to the first six months of 2007. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans, if necessary, to fulfill our on-going business objectives. Under our amended Credit Facility with Comerica Bank, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. We purchased 71,300 shares of our common stock during the six months ended June 30, 2007 for $2.4 million. As of June 30, 2007, 1,832,100 shares were available for purchase under the Credit Facility. During the remainder of 2007 we may continue to purchase shares of our common stock if we believe conditions are favorable or to manage the dilutive effect of stock option exercises.
Contractual Obligations
At June 30, 2007 our contractual obligations were $18.3 million compared to $26.9 million as previously reported on our Annual Report on Form 10-K. Purchase obligations primarily consist of an agreement with a specific vendor to purchase approximately 80% of our integrated circuits through December 31, 2007 from this vendor. Included in our contractual obligations are future obligations on existing operating leases.
Liquidity
We generally use cash provided by operations as our primary source of liquidity, since internally generated cash flows are typically sufficient to support business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.

Our cash balances are held in the United States and Europe. At June 30, 2007, we had approximately $12.5 million and $63.9 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2006, we had approximately $6.1 million and $60.0 million of cash and cash equivalents in the United States and Europe, respectively.
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2007 using LIBOR plus a fixed margin of 1.25% was 6.57%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2007, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of June 30, 2007, we were in compliance with all financial covenants required by the Credit Facility.
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
Factors That May Affect Financial Condition and Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed below or above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as factors discussed in our 2007 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission (“SEC”)), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV (“UEBV”) and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The partiers further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, the parties met with the court appointed expert in December 2007 and at that time, the expert again asked the court for an extension to finalize and file his pre-trial report with the court and the court granted this request. We are awaiting the expert to finalize his pre-trial report with the court and when completed, we will respond.
On June 20, 2006, we filed suit against Remote Technologies, Inc. (“RTI”) alleging that RTI infringed certain of our patents. On July 28, 2006, we served RTI with a complaint, and RTI answered our complaint on August 28, 2006, denying our claims of infringement. In its answer, RTI also filed a counterclaim alleging that our patents are invalid and not infringed. On September 19, 2006, we answered RTI’s counterclaim by denying its allegations and reasserting our original complaint. On May 31, 2007, we resolved this litigation by entering into a Settlement and Patent License Agreement with RTI. The Settlement and Patent License Agreement entitles us to receive a lump sum payment for past royalties and ongoing per unit royalty fees to be paid on certain products sold by RTI, in exchange for which RTI receives a grant of license from us under the patents involved in the litigation. The Settlement and Patent License Agreement, which continues to 2013, contains other terms and conditions that are customary for agreements of this nature, including a confidentiality clause that precludes specific disclosures other than the existence and subject matter of the agreement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1934.
We have authority under the Credit Facility to acquire up to 2.0 million shares of our common stock in market purchases. Between August 31, 2006, the date of amendment of the Credit Facility, and June 30, 2007, we purchased 167,900 shares of our common stock leaving 1,832,100 remaining shares authorized for purchase under the Credit Facility. We repurchased 71,300 shares during the quarter ended June 30, 2007, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable, or to manage dilution created by shares issued under the employee stock plans. Purchase information for the second quarter of 2007 is set forth by month in the following table:

			Total Number of	Maximum Number of
			Shares	Shares that May Yet
			Purchased as Part of	Be
	Total Number	Average	Publicly Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2007 — April 30, 2007	—	—	N/A	N/A
May 1, 2007 — May 31, 2007	71,300	33.85	N/A	N/A
June 1, 2007 — June 30, 2007	—	—	N/A	N/A

Total Q2 2007	71,300	33.85	N/A	N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting on June 14, 2007. The terms of three of our directors expired at the meeting. All three of the directors were re-elected by the stockholders for the term indicated. The stockholders also ratified the appointment of our independent registered public accounting firm.
Results of the voting were as follows:
Election of Directors:

Nominee	Term Expiring in	In Favor	Withheld
Paul D. Arling	2008	13,330,507	396,166
Satjiv S. Chahil	2008	13,115,083	611,590
Edward Zinser	2008	13,114,723	611,950
Ratification of the appointment of Grant Thornton, as our independent registered public accounting firm for the year ending December 31, 2007:

In Favor	Opposed	Abstain
13,667,074	54,689	4,910

ITEM 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	Universal Electronics Inc.

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