Form 10-Q
period 2007-09-30
UNIVERSAL ELECTRONICS INC
filed 2007-11-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☑     No☐
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,568,708 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 7, 2007.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$84,498	$66,075
Accounts receivable, net	60,602	51,867
Inventories, net	32,552	26,459
Prepaid expenses and other current assets	2,776	2,722
Prepaid income taxes	5,303	—
Deferred income taxes	3,019	3,069

Total current assets	188,750	150,192
Equipment, furniture and fixtures, net	6,902	5,899
Goodwill	10,805	10,644
Intangible assets, net	5,783	5,587
Other assets	272	221
Deferred income taxes	5,520	6,065

Total assets	$218,032	$178,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,972	$20,153
Accrued sales discounts/rebates	4,918	4,498
Accrued income taxes	—	4,483
Accrued compensation	4,278	7,430
Other accrued expenses	7,580	7,449

Total current liabilities	49,748	44,013

Long term liabilities:
Deferred income taxes	128	103
Accrued income taxes	6,860	—
Other long term liabilities	1,113	275

Total liabilities	57,849	44,391

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,263,366 and 17,543,235 shares issued at September 30, 2007 and December 31, 2006, respectively	183	175
Paid-in capital	109,626	94,733
Accumulated other comprehensive income	9,047	2,759
Retained earnings	82,441	68,514

	201,297	166,181

Less cost of common stock in treasury, 3,831,689 and 3,528,827 shares at September 30, 2007 and December 31, 2006, respectively	(41,114)	(31,964)

Total stockholders’ equity	160,183	134,217

Total liabilities and stockholders’ equity	$218,032	$178,608

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$68,961	$59,612	$206,458	$166,155
Cost of sales	43,224	38,033	131,754	106,506

Gross profit	25,737	21,579	74,704	59,649

Research and development expenses	2,070	1,809	6,661	5,574
Selling, general and administrative expenses	17,393	15,142	49,611	42,274

Operating income	6,274	4,628	18,432	11,801
Interest income, net	879	437	2,199	1,058
Other income (expense), net	13	(30)	134	(602)

Income before provision for income taxes	7,166	5,035	20,765	12,257
Provision for income taxes	(2,251)	(1,502)	(6,667)	(4,169)

Net income	$4,915	$3,533	$14,098	$8,088

Earnings per share:
Basic	$0.34	$0.26	$0.98	$0.59

Diluted	$0.32	$0.25	$0.93	$0.56

Shares used in computing earnings per share:
Basic	14,508	13,845	14,358	13,763

Diluted	15,280	14,415	15,149	14,336

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash provided by operating activities:
Net income	$14,098	$8,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,264	2,903
Provision for doubtful accounts	25	46
Provision for inventory write-downs	1,555	1,222
Provision (benefit) for deferred income taxes	674	(528)
Tax benefit from exercise of stock options	2,518	562
Excess tax benefit from stock-based compensation	(1,833)	(201)
Shares issued for employee benefit plan	539	421
Stock-based compensation	2,583	2,381
Changes in operating assets and liabilities:
Accounts receivable	(6,285)	(1,136)
Inventories	(6,594)	(8,411)
Prepaid expenses and other assets	24	817
Accounts payable and accrued expenses	9,650	2,308
Accrued income taxes	(3,600)	2,585

Net cash provided by operating activities	16,618	11,057

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(3,025)	(2,887)
Acquisition of intangible assets	(1,137)	(820)

Net cash used for investing activities	(4,162)	(3,707)

Cash provided by financing activities:
Proceeds from stock options exercised	9,535	3,472
Treasury stock purchases	(9,426)	(560)
Excess tax benefit from stock-based compensation	1,833	201

Net cash provided by financing activities	1,942	3,113

Effect of exchange rate changes on cash	4,025	3,230

Net increase in cash and cash equivalents	18,423	13,693

Cash and cash equivalents at beginning of period	66,075	43,641

Cash and cash equivalents at end of period	$84,498	$57,334

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
The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and “Management Discussion and Analysis of Financial Conditions and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “Company”, “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2: Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the three months ended September 30, 2007 and 2006, we recorded $1.1 million and $0.8 million, respectively, in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $227 thousand and $79 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the three months ended September 30, 2007 and 2006, respectively. The income tax benefit associated with stock-based compensation was $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively.
During the nine months ended September 30, 2007 and 2006, we recorded $2.6 million and $2.4 million, respectively, in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $461 thousand and $242 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the nine months ended September 30, 2007 and 2006, respectively. The income tax benefit associated with stock-based compensation was $0.7 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.
Stock-based compensation expense was included in the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Cost of sales	$9	$7	$22	$20
Research and development	122	92	307	291
Selling, general and administrative	971	678	2,254	2,070

Stock-based compensation expense	$1,102	$777	$2,583	$2,381

We estimate the fair value of share-based payment awards using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended		Nine Months Ended
	September 30, (1)		September 30,
	2007	2006	2007 (1)	2006
Weighted average fair value of grants	$—	$7.27	$11.73	$7.36
Risk-free interest rate	—	4.74%	4.58%	4.74%
Expected volatility	—	38.81%	39.06%	39.25%
Expected life in years	—	4.78	5.24	4.84

(1)	The fair value calculation was based on stock options granted during the period. No stock options were granted during the three months ended September 30, 2007.
Stock option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2006	2,480	$13.73
Granted	324	27.68
Exercised	(701)	13.61
Forfeited/cancelled/ expired	(78)	14.22

Outstanding at September 30, 2007	2,025	$15.98	5.52	$33,453
Vested and expected to vest at September 30, 2007	1,931	$15.59	5.35	$32,650
Exercisable at September 30, 2007	1,350	$13.18	4.13	$26,078

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate intrinsic value in the table above represents total pre-tax intrinsic value (difference between Universal Electronics Inc.’s average of the high and low trades of the last trading day of the third quarter of 2007 (September 28, 2007) and the option exercise price, multiplied by the number of the in-the-money options) that option holders would have received had all option holders exercised their options on September 28, 2007. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $2.8 million and $10.7 million, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $0.2 million and $2.1 million, respectively.
As of September 30, 2007, we expect to recognize $5.0 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 2.46 years.
Nonvested restricted stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

		Weighted-
		Average
	Shares	Grant Date
	Granted	Fair Value
Nonvested at December 31, 2006	12,500	$18.74
Granted	25,000	36.25
Vested	(18,750)	24.58

Nonvested at September 30, 2007	18,750	$36.25

As of September 30, 2007, we expect to recognize $0.7 million of total unrecognized compensation expense related to non-vested restricted stock awards over a weighted-average life of nine months.
Note 3: Cash and Cash Equivalents
Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located in many different geographic regions. We mitigate our exposure to credit risk by placing our cash and cash equivalents with high quality financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in its cash and cash equivalents.
At September 30, 2007, we had approximately $16.3 million and $68.2 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2006, we had approximately $6.1 million and $60.0 million of cash and cash equivalents in the United States and Europe, respectively.
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006
Trade receivable, gross	$63,749	$55,726
Allowance for doubtful accounts	(2,324)	(2,602)
Allowance for sales returns	(1,473)	(1,894)

Net trade receivable	59,952	51,230
Other receivables:
Note receivable (1)	208	200
Other (2)	442	437

Accounts receivable, net	$60,602	$51,867

(1)	In April 1999, we provided a $200 thousand non-recourse interest bearing secured loan to our chief executive officer, which is due by December 15, 2007. The note and related interest are classified as a current asset.

(2)	Other receivables as of September 30, 2007 and December 31, 2006 consisted primarily of a tenant improvement allowance provided by our landlord for the renovation and expansion of our corporate headquarters in Cypress, California. Construction is expected to be completed during the first quarter of 2008. The tenant improvement allowance will be paid upon completion of construction. headquarters in Cypress, California. Construction is expected to be completed during the first quarter of 2008. The tenant improvement allowance will be paid upon completion of construction.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant Customers
We had sales to one significant customer that contributed more than 10% of total net sales. Sales made to this customer were $8.8 million and $7.0 million, representing 12.8% and 11.7% of our total net sales for the three months ended September 30, 2007 and 2006, respectively. Sales made to this customer during the nine months ended September 30, 2007 and 2006 amounted to $31.4 million and $21.1 million, representing 15.2% and 12.7% of total net sales, respectively. Trade receivables with this customer amounted to $4.0 million and $3.1 million, or 6.7% and 6.0% of our net trade receivable at September 30, 2007 and December 31, 2006, respectively.
In addition, we had sales to another customer and its sub-contractors that, when combined, totaled $11.5 million and $11.4 million, representing 16.7% and 19.2% of total net sales for the three months ended September 30, 2007 and 2006, respectively. Sales made to this customer and its sub-contractors during the nine months ended September 30, 2007 and 2006 amounted to $34.5 million and $30.9 million, representing 16.7% and 18.6% of total net sales, respectively. Trade receivables with this customer and its sub-contractors amounted to $6.4 million and $6.2 million, or 10.7% and 12.2% of our net trade receivable at September 30, 2007 and December 31, 2006, respectively.
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
Note 5: Inventories and Significant Suppliers
Inventories
Inventories, which consist of wireless control devices, including universal remote controls, antennas and related component parts, are valued at the lower of cost or market. Cost, which is determined using the first-in, first-out method, includes the purchase of integrated circuits, sub-contractor costs and freight-in. We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. Product innovations and technological advances may shorten a given product’s life cycle. We continually monitor inventory to control inventory levels and dispose of any excess or obsolete inventories on hand. We write down our inventory for estimated obsolescence or unmarketable inventory, in an amount equal to the difference between the cost of the inventory and its estimated market value based upon our best estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Net inventories consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006
Components	$7,542	$6,101
Finished goods	27,479	22,537
Reserve for inventory scrap	(2,469)	(2,179)

Inventory, net	$32,552	$26,459

During the three months ended September 30, 2007 and 2006 inventory write-downs totaled $0.6 million and $0.7 million, respectively. During the nine months ended September 30, 2007 and 2006 inventory write-downs totaled $1.6 million and $1.2 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one supplier amounted to more than 10% of total inventory purchases. Purchases from this major supplier amounted

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to $7.9 million and $3.4 million, representing 18.5% and 8.4% of total inventory purchases for the three months ended September 30, 2007 and 2006, respectively. Purchases made from this supplier during the nine months ended September 30, 2007 and 2006 amounted to $18.6 million and $9.1 million, representing 15.6% and 8.7% of total inventory purchases, respectively. Accounts payable with that supplier amounted to $3.4 million and $0.8 million, representing 10.4% and 3.9% of total accounts payable at September 30, 2007 and December 31, 2006, respectively. For the three and nine months ended September 30, 2006, a different IC supplier provided more than 10% of total inventory purchases. Purchases from that supplier amounted to $4.5 million and $11.6 million, representing 10.9% and 11.1% of total inventory purchases for the three and nine months ended September 30, 2006, respectively.
In addition, during the three months ended September 30, 2007, we purchased component and finished good products from two major suppliers. Purchases from these two major suppliers amounted to $12.4 million and $8.3 million, representing 29.1% and 19.6%, respectively, of total inventory purchases for the three months ended September 30, 2007. During the three months ended September 30, 2006 purchases from the same two suppliers amounted to $11.3 million and $5.5 million, representing 27.5% and 13.5%, respectively, of total inventory purchases. During the nine months ended September 30, 2007 purchases from these two suppliers amounted to $33.6 million and $22.7 million, representing 28.2% and 19.0%, respectively, of total inventory purchases. During the same period last year, purchases from these two suppliers amounted to $30.0 million and $9.1 million, representing 28.7% and 8.7% of total inventory purchases. For the nine months ended September 30, 2006, one other supplier provided more than 10% of total inventory purchases. Purchases from this supplier amounted to $11.2 million, representing 10.7%, of total inventory purchases for the nine months ended September 30, 2006, respectively.
Accounts payable with the aforementioned two suppliers of component and finished good products amounted to $11.0 million and $6.3 million, representing 33.3% and 19.1%, respectively, of total accounts payable at September 30, 2007. At December 31, 2006, accounts payable with the same two suppliers amounted to $8.2 million and $2.0 million, representing 40.4% and 9.8%, respectively, of total accounts payable. No other component and finished goods supplier accounted for inventory purchases exceeding ten percent of the total inventory purchases for the three and nine months ended September 30, 2007 or 2006.
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
Note 6: Income Taxes
We use the estimated annual effective tax rate to determine our provision for income taxes for interim periods. We recorded income tax expense of $2.3 million for the three months ended September 30, 2007 compared to $1.5 million for the same period last year. Our estimated effective tax rate was 31.4% and 29.8% during the three months ended September 30, 2007 and 2006, respectively. The increase in our effective tax rate is due primarily to a higher percentage of pre-tax income being earned in higher tax rate jurisdictions. We recorded income tax expense of $6.7 million for the nine months ended September 30, 2007 compared to $4.2 million for the same period last year. Our estimated effective tax rate was 32.1% and 34.0% during the nine months ended September 30, 2007 and 2006, respectively. The decrease in our effective tax rate is due primarily to the re-enactment of the federal research and development tax credit statute which was passed by Congress in the fourth quarter of 2006 as well as the Netherlands’ statutory tax rate decreasing from 31.5% in 2006 to 25.5% in 2007, offset partially by increased pre-tax income in higher tax rate jurisdictions.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with the adoption of FIN 48,we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established against the tax asset or a liability is recorded. Additionally, for a position that is determined to, more likely than not, be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve or liability for the balance. A material change in our tax reserves could have a significant impact on our results.
As a result of implementing FIN 48, we recognized a $0.2 million increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We recorded an increase in our unrecognized tax benefits of approximately $0.1 and $0.3 million for the three and nine months ended September 30, 2007, respectively. We had unrecognized tax benefits of approximately $6.8 million as of January 1, 2007, of which $6.3 million, if recognized, would result in the reduction of our effective tax rate. The open statute of limitations for our significant tax jurisdiction are as follows: federal and state for 2002 through 2006 and non-U.S. for 2001 through 2006. In accordance with FIN 48, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.6 million at the date of adoption and $0.9 million as of September 30, 2007 and are included in the unrecognized tax benefits. All unrecognized tax benefits at September 30, 2007 are classified as long term as prescribed by FIN 48 because we do not anticipate payment of cash within one year of the operating cycle.
We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next twelve months.
Note 7: Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended September 30, 2007 and 2006, 302,250 and 1,147,961 stock options, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the nine months ended September 30, 2007 and 2006, 204,125 and 1,137,242 stock options, respectively, were excluded because their inclusion would have been antidilutive.
Earnings per share for the three and nine months ended September 30, 2007 and 2006 are calculated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share amounts):	2007	2006	2007	2006
BASIC
Net income	$4,915	$3,533	$14,098	$8,088

Weighted-average common shares outstanding	14,508	13,845	14,358	13,763

Basic earnings per share	$0.34	$0.26	$0.98	$0.59

DILUTED
Net income	$4,915	$3,533	$14,098	$8,088

Weighted-average common shares outstanding for basic	14,508	13,845	14,358	13,763
Dilutive effect of stock options and restricted stock	772	570	791	573

Weighted-average common shares outstanding on a diluted basis	15,280	14,415	15,149	14,336

Diluted earnings per share	$0.32	$0.25	$0.93	$0.56

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Net Income	$4,915	$3,533	$14,098	$8,088
Other comprehensive income:
Foreign currency translations (1)	4,348	(454)	6,288	4,951

Comprehensive income:	$9,263	$3,079	$20,386	$13,039

(1)	The foreign currency translation gains of $6.3 million and $5.0 million for the nine months ended September 30, 2007 and 2006, respectively, were due to the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.42 and 1.32 at September 30, 2007 and December 31, 2006, respectively, and 1.27 and 1.18 at September 30, 2006 and December 31, 2005, respectively.
Note 9: Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Gain (loss) on foreign currency exchange transactions	$11	$(30)	$122	$(602)
Other	2	—	12	—

Other income (expense), net	$13	$(30)	$134	$(602)

Note 10: Revolving Credit Line
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica for three years expiring on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2007 using LIBOR plus a fixed margin of 1.25% was 6.15%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At September 30, 2007, the commitment rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2007, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of September 30, 2007, we were in compliance with all financial covenants required by the Credit Facility. Under the amended Credit Facility we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. See Note 12 for further discussion.
Note 11: Other Accrued Expenses
The components of other accrued expenses are listed below:

	September 30,	December 31,
(In thousands)	2007	2006
Accrued freight	$1,947	$1,346
Accrued advertising and marketing	865	558
Accrued sales and VAT taxes	753	1,444
Deferred income taxes	458	236
Deferred revenue	239	841
Accrued warranties	106	416
Other	3,212	2,608

Total other accrued expenses	$7,580	$7,449

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Treasury Stock
During the nine months ended September 30, 2007 and 2006, we repurchased 321,300 and 32,326 shares of our common stock at the cost of $9.4 million and $0.6 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold shares for future use as management and the Board of Directors deem appropriate, including compensating outside directors of the Company. During the nine months ended September 30, 2007 and 2006, we issued 18,438 and 15,000 shares, respectively, to outside directors for services performed. The fair value of these shares is $344,817 and $242,269, respectively. The fair value of non vested shares is determined based on the closing trade price of the Company’s shares on the date of grant. Refer to Note 2 for related stock-based compensation expense.
Note 13: Goodwill and Intangible Assets
Under the requirements of SFAS 142, Goodwill and Intangible Assets, the unit of accounting for goodwill and intangible assets are at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information or (2) one level below an operating segment, referred to as a component. Our domestic and international components are “reporting units” within our one operating segment “Core Business.” Goodwill and intangible assets are reviewed for impairment during the fourth quarter of each year. Goodwill is tested at the reporting unit level and intangible assets are tested at the lowest identifiable cash flow level. Goodwill and intangible assets are tested for impairment between annual tests, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As of September 30, 2007 management is unaware of any triggering events that would cause the fair value of goodwill or intangible assets to be reduced below the carrying value.
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

	September 30,	December 31,
(In thousands)	2007	2006
Goodwill
United States	$8,314	$8,314
International (1)	2,491	2,330

Total	$10,805	$10,644

(1)	The difference in international goodwill reported at September 30, 2007, as compared to the goodwill reported at December 31, 2006, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

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
Information regarding our other intangible assets is as follows (in thousands):

	September 30, 2007	December 31, 2006
Carrying amount:
Distribution rights (10 years)	$408	$379
Patents (10 years)	6,140	5,605
Trademark and trade names (10 years)	840	840
Developed and core technology (5 years)	1,630	2,410
Capitalized software (2-5 years)	475	898
Other (5-7 years)	370	370

Total carrying amount	$9,863	$10,502

Accumulated amortization:
Distribution rights	$54	$50
Patents	2,567	2,221
Trademark and trade names	252	189
Developed and core technology	978	1,475
Capitalized software	7	813
Other	222	167

Total accumulated amortization	$4,080	$4,915

Net carrying amount:
Distribution rights	$354	$329
Patents	3,573	3,384
Trademark and trade names	588	651
Developed and core technology	652	935
Capitalized software	468	85
Other	148	203

Total net carrying amount	$5,783	$5,587

Amortization expense, including the amortization of capitalized software, which is recorded in cost of sales for the three and nine months ended September, 2007 was approximately $0.3 million and $1.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2006 was approximately $0.4 million and $1.1 million, respectively.
Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 and thereafter are as follows:

(In thousands):
2007 (remaining 3 months)	$352
2008	1,336
2009	1,232
2010	760
2011	760
Thereafter	1,343

Total	$5,783

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
Foreign Operations
Our sales to external customers and long-lived tangible assets by geographic area for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Net Sales
United States	$35,231	$32,294	$118,053	$90,369
International:
Asia	9,840	8,032	23,916	22,972
United Kingdom	7,480	6,575	23,833	16,305
Spain	2,642	1,864	5,618	5,885
South Africa	2,419	2,964	5,013	6,337
Switzerland	2,093	105	5,070	678
France	1,279	1,051	2,961	3,406
Germany	1,170	1,538	3,988	4,731
All Other	6,807	5,189	18,006	15,472

Total International	33,730	27,318	88,405	75,786

Total Net Sales	$68,961	$59,612	$206,458	$166,155

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Our geographic long-lived asset information is as follows:

(In thousands)	September 30, 2007	December 31, 2006
Long-lived Tangible Assets
United States	$4,763	$3,921
International	2,411	2,199

Total	$7,174	$6,120

Note 15: Derivatives
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. Depending on the predictability of future receivables, payables and cash flows in each operating currency, we periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes. These derivatives have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.
We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $337 thousand for the quarter ended September 30, 2007, compared to a net pre-tax loss of approximately $101 thousand for the quarter ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, we had a pre-tax gain of approximately $570 thousand, compared to a net pre-tax loss of $66 thousand the same period last year. We had

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
one foreign currency exchange contract outstanding at September 30, 2007, a forward contract with a notional value of $9.0 million. We had two foreign currency exchange contracts outstanding at December 31, 2006, known as participating forwards, both with a notional value of $6.25 million each.
We held a USD/Euro forward contract with a notional value of $9.0 million and a forward rate of $1.4114 USD/Euro as of September 30, 2007, due for settlement on October 26, 2007. We held the Euro position on this contract. The fair value of this contract was $106 thousand at September 30, 2007; and this contract value is included in prepaid expenses and other current assets. At December 31, 2006, we had a loss on participating forward contracts of approximately $0.6 million, which was included in other accrued expenses.
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
Changes in the liability for product warranties are presented below (in thousands):

		Accruals for	Settlements
	Balance at	Warranties	(in Cash)	Balance at
	Beginning of	Issued During	During	End of
Description	Period	the Period	the Period	Period
Nine Months Ended September 30, 2007	$416	$(138)(1)	$(172)	$106
Nine Months Ended September 30, 2006	$414	$245	$(172)	$487

(1)	In the second quarter 2007, we renegotiated pricing terms with our third party warranty repair vendor which resulted in lower warranty costs per unit. As a result, our warranty accrual was reduced to reflect the lower pricing.
Note 17: Litigation and Contingencies
Pending Litigation, Proceedings and Investigations
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The parties further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, we are awaiting the expert to finalize and file his pre-trial report with the court and when completed, we will respond. Management is unable to estimate the likelihood of an unfavorable outcome, and the amount of loss, if any, in the case if an unfavorable outcome.

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
Contingency
During the second quarter of 2007, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides a bonus pool for the executive management team contingent on achieving certain performance goals involving sales growth and earnings per diluted share through December 31, 2008. The LTIP commits a maximum of $12 million in bonus if the highest performance goals are met. Payment is further dependent on the employee’s continued employment at the time of payment, which occurs over fiscal years 2009 and 2010, and will be in cash or the Company’s stock at the Board of Director’s discretion. The participants in the LTIP may elect to defer all the payments. Vesting in the LTIP occurs as payments are due, and management believes that a four-year period is appropriate. The LTIP was effective January 1, 2007. The Company recorded compensation expense of $250,000 and $750,000 for the three and nine months ended September 30, 2007, respectively, for the LTIP.

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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers over 321,000 individual device functions and over 3,200 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
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
We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.
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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that, other than the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”) and the adoption of FASB Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), and adoption of a Long-Term Incentive Plan for our executive employees, there have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Stock-Based Compensation Expense
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the three months ended September 30, 2007 and 2006, we recorded $1.1 million and $0.8 million, respectively, in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $227 thousand and $79 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the three months ended September 30, 2007 and 2006, respectively. The income tax benefit associated with stock-based compensation expense was $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively.
During the nine months ended September 30, 2007 and 2006, we recorded $2.6 million and $2.4 million, respectively, in pre-tax stock-based compensation expense. Included in SG&A stock-based compensation expense is $461 thousand and $242 thousand in pre-tax compensation expense related to stock awards granted to outside directors for the nine months ended September 30, 2007 and 2006, respectively. The income tax benefit associated with stock-based compensation expense was $0.7 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.
Stock-based compensation expense was included in the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Cost of sales	$9	$7	$22	$20
Research and development	122	92	307	291
Selling, general and administrative	971	678	2,254	2,070

Stock-based compensation expense	$1,102	$777	$2,583	$2,381

As of September 30, 2007, we expect to recognize $5.0 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 2.46 years.

We issue restricted stock awards to the outside directors for services performed. Under SFAS No. 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year. The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date. During the nine months ended September 30, 2007 and 2006, we issued 18,438 and 15,000 shares, respectively. The fair value of these shares is $344,817 and $242,269, respectively.
As of September 30, 2007, we expect to recognize $0.7 million of total unrecognized compensation expense related to non-vested restricted stock awards over a weighted-average life of nine months.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the utilization of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the amount of stock-based compensation expense could be significantly different from the amount recorded. If the forfeiture rate decreased by 1%, stock-based compensation expense would have increased by approximately 4.1% and 3.7% for the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2007, we granted 75,250 and 248,750 stock options to executive and non-executive employees, respectively.
Refer to Note 2 captioned “Stock-based Compensation” included in the “Notes to the Consolidated Financial Statements” set forth above for additional disclosure regarding stock-based compensation expense.
Long-Term Incentive Plan
During the second quarter of 2007, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides a bonus pool for the executive management team contingent on achieving certain performance goals involving sales growth and earnings per diluted share through December 31, 2008. The LTIP commits a maximum of $12 million in bonus if the highest performance goals are met. Payment is further dependent on the employee’s continued employment at the time of payment, which occurs over fiscal years 2009 and 2010, and will be in cash or the Company’s stock at the Board of Director’s discretion. The participants in the LTIP may elect to defer all the payments. Vesting in the LTIP occurs as payments are due, and management believes that a four-year period is appropriate. The LTIP was effective January 1, 2007.
On a quarterly basis, Company management reviews the most recent net sales and earnings per diluted share projections for 2007 and 2008 combined to determine the most likely payout of the LTIP as well as the appropriate LTIP accrual as of a respective balance sheet date. The Company recorded compensation expense of $250,000 and $750,000 for the three and nine months ended September 30, 2007, respectively, for the LTIP.
Recent Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in Part 1, Item I for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition. Note 1 is incorporated in this discussion by reference.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.7	63.8	63.8	64.1

Gross profit	37.3	36.2	36.2	35.9
Research and development expenses	3.0	3.0	3.2	3.4
Selling, general and administrative expenses	25.2	25.4	24.0	25.4

Operating expenses	28.2	28.4	27.2	28.8

Operating income	9.1	7.8	9.0	7.1
Interest income, net	1.3	0.7	1.0	0.7
Other income (expense), net	0.0	(0.1)	0.0	(0.4)

Income before income taxes	10.4	8.4	10.0	7.4

Provision for income taxes	(3.3)	(2.5)	(3.2)	(2.5)

Net income	7.1%	5.9%	6.8%	4.9%

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006:
The following table sets forth our net sales by our Business and Consumer lines for the three months ended September 30, 2007 and 2006:

	2007		2006
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$55.9	81.0%	$46.1	77.4%
Consumer	13.1	19.0%	13.5	22.6%

Total net sales	$69.0	100.0%	$59.6	100.0%

Overview
Net sales for the third quarter of 2007 were $69.0 million, an increase of 16% compared to $59.6 million for the third quarter of 2006. Net income for the third quarter of 2007 was $4.9 million or $0.34 per share (basic) and $0.32 per share (diluted) compared to $3.5 million or $0.26 per share (basic) and $0.25 per share (diluted) for the third quarter of 2006.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 81% of net sales in the third quarter of 2007 compared to approximately 77% in the third quarter of 2006. Net sales in our Business lines for the third quarter of 2007 increased by 21% to $55.9 million from $46.1 million in the third quarter of 2006. This increase in sales resulted primarily from an increase in the volume of remote control sales. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 19% of net sales for the third quarter of 2007 compared to approximately 23% for the third quarter of 2006. Net sales in our Consumer lines for the third quarter of 2007 decreased by 3% to $13.1 million, from $13.5 million in the third quarter of 2006. Retail sales made in the United States was the key driver of the sales decline in our Consumer lines. These sales were down $0.7 million. European retail sales increased by $0.2 million compared to

2006. The strengthening of both the Euro and the British Pound compared to the U.S. Dollar resulted in an increase in net sales of approximately $0.7 million. Net of this positive currency effect, Europe retail sales decreased by $0.5 million.
Gross profit for the third quarter of 2007 was $25.7 million compared to $21.6 million for the third quarter of 2006. Gross profit as a percentage of sales for the third quarter of 2007 was 37.3% compared to 36.2% for the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease in royalty expense of $0.4 million, due to lower sales of SKY-branded retail products in Europe. This decrease in royalty expense added 0.9% to the gross profit rate. The gross profit rate was also positively impacted by the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $0.7 million, or an increase in the gross profit rate of 0.6%. A decline in scrap expense of $0.1 million added 0.2% to the gross profit rate. Partially offsetting these increases was an increase in sub-contract labor expense of $0.5 million, which reduced the gross profit rate by 0.6%.
Research and development expenses increased 17% from $1.8 million in the third quarter of 2006 to $2.1 million in the third quarter of 2007. The increase is primarily related to internal as well as third party costs associated with the continued expansion of the Nevo® platform and the development of products for sale in our subscription broadcasting, retail and OEM channels.
Selling, general and administrative expenses increased 15% from $15.1 million in the third quarter of 2006 to $17.4 million in the third quarter of 2007. Payroll and benefits increased by $0.9 million due to new hires and merit increases; employee bonus expense increased by $0.9 million; the strengthening of both the Euro and British Pound compared to the U.S. Dollar resulted in an increase of $0.5 million; stock-based compensation and long-term incentive compensation increased by $0.4 million; and additional advertising expense resulted in an increase of $0.3 million. These increases were partially offset by the capitalization of internal software development costs of $0.3 million and a decrease in tradeshow expense of $0.4 million.
In the third quarter of 2007, we recorded $0.9 million of interest income compared to $0.4 million in the third quarter of 2006. This increase is due to higher money market rates and a higher average cash balance.
We recorded income tax expense of $2.3 million in the third quarter of 2007 compared to $1.5 million in the third quarter of 2006. Our effective tax rate was 31.4% in the third quarter of 2007 compared to 29.8% in the third quarter of 2006. The increase in our effective tax rate is due primarily to a higher percentage of pre-tax income being earned in higher tax rate jurisdictions.
Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006:
The following table sets forth our net sales by our Business and Consumer lines for the nine months ended September 30, 2007 and 2006:

	2007		2006
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$166.7	80.7%	$129.3	77.8%
Consumer	39.8	19.3%	36.9	22.2%

Total net sales	$206.5	100.0%	$166.2	100.0%

Overview
Net sales for the nine months ended September 30, 2007 were $206.5 million, an increase of 24% compared to $166.2 million for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $14.1 million or $0.98 per share (basic) and $0.93 per share (diluted) compared to $8.1 million or $0.59 per share (basic) and $0.56 per share (diluted) for the nine months ended September 30, 2006.

Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 81% of net sales for the nine months ended September 30, 2007 compared to 78% for the nine months ended September 30, 2006. Net sales in our Business lines for the nine months ended September 30, 2007 increased by 29% to $166.7 million from $129.3 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators and market share gains with a few key subscription broadcasting customers. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”) and high definition television (“HDTV”). We expect the deployment of the advanced function set-top boxes by the service operators to continue into the foreseeable future as penetration for each of these functions continues to increase. As a result, we expect Business category revenue to range between $215.6 and $218.6 million for the full year 2007.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 19% of net sales for the nine months ended September 30, 2007 compared to 22% for the nine months ended September 30, 2006. Net sales in our Consumer lines for the nine months ended September 30, 2007 increased by 8% to $39.8 million from $36.9 million for the same period last year. The increase in sales resulted primarily from an increase in European retail sales, which were up 10% to $30.5 million in the nine months ended September 30, 2007 from $27.6 million during the same period last year. This increase was primarily attributable to increased sales in the UK, as well as the strengthening of both the Euro and British Pound compared to the U.S. Dollar. The impact of the stronger currencies resulted in an increase in net sales of approximately $2.5 million. Net of this positive currency effect, European retail sales increased $0.4 million. The increase in our consumer lines was also driven by our expanding presence in the CEDIA market. CEDIA sales increased by $2.1 million from 2006. Partially offsetting these increases was a decline in retail sales made outside of both Europe and the United States, as these sales were down $1.0 million. We encountered difficult selling conditions, primarily in Latin America. United States direct import licensing and product revenues for 2007 decreased by $0.6 million or 42% to $0.8 million in 2007 from $1.4 million in 2006, due primarily to a decline in Kameleon sales in North America. Private Label sales were also down by $0.4 million, from $2.8 million to $2.4 million. We expect Consumer category revenue to range between $60.3 and $63.3 million for the full year 2007, with a higher percentage of retail sales occurring in the fourth quarter, which is consistent with prior years.
Gross profit for the nine months ended September 30, 2007 was $74.7 million compared to $59.6 million for the nine months ended September 30, 2006. Gross profit as a percentage of net sales for the nine months ended September 30, 2007 was 36.2% compared to 35.9% for the same period last year. The gross profit rate was positively impacted by the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase of approximately $2.3 million in gross profit, or an increase of 0.7% in the gross profit rate. A decrease in royalty expense of $0.9 million, due to lower sales of SKY-branded retail product in Europe, increased the gross profit rate by 0.7%, and a decline in warranty expense of $0.4 million due to lower negotiated pricing added 0.2% to the gross profit rate. Partially offsetting these increases in the gross profit rate was an increase in freight and handling expense of $2.6 million, which reduced the gross profit rate by 1.0%. The increase in freight expense is due primarily to an increase in the percentage of units shipped by air; air freight is significantly more costly than ocean freight. An increase in sub-contract labor expense of $0.8 million reduced the gross profit rate by 0.2%.
Research and development expenses increased 20% from $5.6 million in the nine months ended September 30, 2006 to $6.7 million in the nine months ended September 30, 2007. The increase is primarily related to internal as well as third party costs associated with the continued expansion of the Nevo® platform and the development of products for sale in our subscription broadcasting, retail and OEM channels. We expect research and development expenses to remain near current levels in the fourth quarter of 2007.
Selling, general and administrative expenses increased 17% from $42.3 million in the nine months ended September 30, 2006 to $49.6 million in the nine months ended September 30, 2007. Payroll and benefits increased by $2.5 million due to new hires and merit increases; the strengthening of both the Euro and British Pound compared to the U.S. Dollar resulted in an increase of $1.6 million; long-term incentive compensation increased by $0.8 million; delivery and freight increased $0.6 million; additional travel resulted in an increase of $0.4 million; advertising expense increased $0.4 million; director’s fees and expenses increased by $0.3 million; telecommunications expense increased $0.2 million; rent increased $0.2 million and all other expenses increased $0.3 million. We expect that selling, general and administrative expenses will range between $67.2 and $67.8 million for the full year 2007.
In the nine months ended September 30, 2007, we recorded $2.2 million of net interest income compared to $1.1 million during the nine months ended September 30, 2006. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect this trend to continue through the remainder of 2007.
We recorded income tax expense of $6.7 million for the nine months ended September 30, 2007 compared to $4.2 million for the nine months ended September 30, 2006. Our effective tax rate was 32.1% during the nine months ended September 30, 2007 compared to 34.0% during the nine months ended September 30, 2006. The decrease in our effective tax rate is due primarily to the re-enactment of the federal research and development tax credit statute which was passed by Congress in the fourth quarter of 2006 as well as the Netherlands’ statutory tax rate decreasing from 31.5% in 2006 to 25.5% in 2007, offset partially by increased pre-tax income in higher tax rate jurisdictions. We estimate that our effective tax rate will approximate 32.5% for the full year 2007.
Liquidity and Capital Resources
Financial Condition (Sources and Uses of Cash)

	Nine months ended	Increase	Nine months ended
	September 30, 2007	(decrease)	September 30, 2006
Net cash provided by operating activities	$16,618	$5,561	$11,057
Net cash used for investing activities	(4,162)	(455)	(3,707)
Net cash provided by financing activities	1,942	(1,171)	3,113
Effect of exchange rate changes on cash	4,025	795	3,230

	September 30, 2007	Increase	December 31, 2006
Cash and cash equivalents	$84,498	$18,423	$66,075
Working capital	139,002	32,823	106,179
Net cash provided by operating activities for the first nine months of 2007 was $16.6 million as compared to $11.1 million for the first nine months of 2006. The increase in cash provided by operating activities was primarily driven by an increase in net sales and net income in the first nine months of 2007 compared to 2006 of 24% and 74%, respectively, offset partially by a corresponding increase in accounts receivable. Days sales outstanding has increased from approximately 68 days at September 30, 2006 to approximately 79 days at September 30, 2007 due primarily to certain large customers unofficially extending their payment terms. We expect our days sales outstanding to resume to a range of approximately 70 days to 75 days. We have extended our payment terms with certain vendors resulting in our payables cycle increasing from approximately 49 days at September 30, 2006 to approximately 61 days at September 30, 2007.
Net cash used for investing activities for the first nine months of 2007 was $4.2 million compared to $3.7 million for the first nine months of 2006. The increase is primarily due to the purchase of additional tooling equipment in 2007, which is required to support our current and future growth.
In order to accommodate the growth of our company, we are currently renovating and expanding our corporate headquarters. The renovation and expansion are expected to be completed during the first quarter of 2008. The total cost of this renovation is estimated to be approximately $1.0 million and will be financed by our cash flow from operations as well as a $0.4 million tenant improvement allowance. In addition, we plan to make a significant investment to upgrade our information systems, which we expect to cost approximately $1.0 million. The upgrade of our information systems commenced in the second quarter of 2007 and we expect it to be completed in 2008.
Net cash provided by financing activities for the first nine months of 2007 was $1.9 million as compared to cash provided by financing activities of $3.1 million for the first nine months of 2006. The decrease in cash provided by financing activities was primarily due to an increase in stock repurchases in 2007 compared to 2006. We purchased 321,300 shares of our common stock during the nine months ended September 30, 2007 for $9.4 million compared to 32,326 shares purchased during the first nine months of 2006 for $0.6 million.

We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans, if necessary, to fulfill our on-going business objectives. Under our amended Credit Facility with Comerica Bank, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. As of September 30, 2007, 1,582,100 shares were available for purchase under the Credit Facility. During the remainder of 2007 we may continue to purchase shares of our common stock if we believe conditions are favorable or to manage the dilutive effect of stock option exercises.
The increase in stock repurchases in 2007 compared to 2006 was partially offset by an increase in proceeds from stock option exercises in 2007. Proceeds from stock option exercises were $9.5 million and $3.5 million during the first nine months of 2007 and 2006, respectively. In addition, the excess tax benefit related to stock-based compensation was $1.8 million and $0.2 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.
Contractual Obligations
At September 30, 2007 our contractual obligations were $22.5 million compared to $26.9 million as previously reported on our Annual Report on Form 10-K. Purchase obligations primarily consist of an agreement with a specific vendor to purchase approximately 80% of our integrated circuits through October 16, 2008 from this vendor. Included in our contractual obligations are future obligations on existing operating leases.
Liquidity
We generally use cash provided by operations as our primary source of liquidity, since internally generated cash flows are typically sufficient to support business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Our cash balances are held in the United States and Europe. At September 30, 2007, we had approximately $16.3 million and $68.2 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2006, we had approximately $6.1 million and $60.0 million of cash and cash equivalents in the United States and Europe, respectively.
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2007 using LIBOR plus a fixed margin of 1.25% was 6.15%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2007, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. Furthermore, as of September 30, 2007, we were in compliance with all financial covenants required by the Credit Facility.
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
On August 31, 2006, we amended our credit facility to extend for an additional three years, expiring on August 31, 2009. The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At September 30, 2007, we had no borrowings on our credit facility. The interest rate in effect on the credit facility as of September 30, 2007 using the LIBOR Rate option plus a fixed margin of 1.25% was 6.15%.
At September 30, 2007 we had wholly owned subsidiaries in The Netherlands, United Kingdom, Germany, France, Argentina, Spain, Hong Kong, Singapore and Italy. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at September 30, 2007, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from September 30, 2007, net income and cash flows in the fourth quarter of 2007 would fluctuate by approximately $0.6 million and $8.6 million, respectively.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2002, one of our subsidiaries (One For All S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The parties further agreed that, before any judgment is paid; all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, we are awaiting the expert to finalize and file his pre-trial report with the court and when completed, we will respond. Management is unable to estimate the likelihood of an unfavorable outcome, and the amount of loss, if any, in the case of an unfavorable outcome.
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

ITEM 1A. RISK FACTORS
Potential for Litigation
As is typical in our industry and for the nature and kind of business in which we are engaged, from time to time various claims, charges and litigation are asserted or commenced by third parties against us, against those of our customers to whom we owe indemnification, or by us against third parties, arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial, but they may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor.
For additional and more comprehensive discussion of risk factors, see “Risk Factors” in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1934.
We have authority under the Credit Facility to acquire up to 2.0 million shares of our common stock in market purchases. Between August 31, 2006, the date of amendment of the Credit Facility, and September 30, 2007, we purchased 417,900 shares of our common stock leaving 1,582,100 remaining shares authorized for purchase under the Credit Facility. We repurchased 250,000 shares during the quarter ended September 30, 2007, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable, or to manage dilution created by shares issued under the employee stock plans. Purchase information for the third quarter of 2007 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2007 — July 31, 2007	—	—	N/A	N/A
August 1, 2007 — August 31, 2007	77,700	28.06	N/A	N/A
September 1, 2007 — September 30, 2007	172,300	28.05	N/A	N/A

Total Q3 2007	250,000	28.05	N/A	N/A

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	Universal Electronics Inc.
/s/ Bryan Hackworth
Bryan Hackworth
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No	Description

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350.