Form 10-Q
period 2008-03-31
UNIVERSAL ELECTRONICS INC
filed 2008-05-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,138,422 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 6, 2008.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$83,386	$86,610
Accounts receivable, net	53,878	60,146
Inventories, net	42,093	34,906
Prepaid expenses and other current assets	2,405	1,874
Deferred income taxes	2,887	2,871

Total current assets	184,649	186,407
Equipment, furniture and fixtures, net	9,256	7,558
Goodwill	11,051	10,863
Intangible assets, net	5,590	5,700
Other assets	404	369
Deferred income taxes	6,518	6,388

Total assets	$217,468	$217,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,769	$29,382
Accrued sales discounts, rebates and royalties	4,037	4,671
Accrued income taxes	2,722	1,720
Accrued compensation	3,274	3,737
Other accrued expenses	6,278	6,567

Total current liabilities	46,080	46,077

Long-term liabilities:
Deferred income taxes	143	127
Income tax payable	1,506	1,506
Other long-term liabilities	1,128	1,333

Total liabilities	48,857	49,043

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,563,814 and 18,547,019 shares issued at March 31, 2008 and December 31, 2007, respectively	186	185
Paid-in capital	115,870	114,441
Accumulated other comprehensive income	19,067	11,221
Retained earnings	90,981	88,508

	226,104	214,355

Less cost of common stock in treasury, 4,470,439 and 3,975,439 shares at March 31, 2008 and December 31, 2007, respectively	(57,493)	(46,113)

Total stockholders’ equity	168,611	168,242

Total liabilities and stockholders’ equity	$217,468	$217,285

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$61,191	$66,019
Cost of sales	39,456	41,678

Gross profit	21,735	24,341

Research and development expenses	2,196	2,322
Selling, general and administrative expenses	16,856	15,833

Operating income	2,683	6,186
Interest income, net	897	588
Other income, net	182	94

Income before provision for income taxes	3,762	6,868
Provision for income taxes	(1,289)	(2,231)

Net income	$2,473	$4,637

Earnings per share:
Basic	$0.17	$0.33

Diluted	$0.17	$0.31

Shares used in computing earnings per share:
Basic	14,474	14,130

Diluted	14,957	14,908

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash provided by operating activities:
Net income	$2,473	$4,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,369	1,114
Provision for doubtful accounts	47	16
Provision for inventory write-downs	325	469
(Benefit) provision for deferred income taxes	(58)	892
Tax benefit from exercise of stock options	42	847
Excess tax benefit from stock-based compensation	(20)	(350)
Shares issued for employee benefit plan	60	106
Stock-based compensation	1,179	676
Changes in operating assets and liabilities:
Accounts receivable	8,698	1,196
Inventories	(6,187)	269
Prepaid expenses and other assets	(458)	(307)
Accounts payable and accrued expenses	(2,594)	(814)
Accrued income taxes	702	(655)

Net cash provided by operating activities	5,578	8,096

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(2,502)	(883)
Acquisition of intangible assets	(212)	(207)

Net cash used for investing activities	(2,714)	(1,090)

Cash (used for) provided by financing activities:
Proceeds from stock options exercised	223	4,285
Treasury stock purchased	(11,455)	—
Excess tax benefit from stock-based compensation	20	350

Net cash (used for) provided by financing activities	(11,212)	4,635

Effect of exchange rate changes on cash	5,124	497

Net (decrease) increase in cash and cash equivalents	(3,224)	12,138

Cash and cash equivalents at beginning of period	86,610	66,075

Cash and cash equivalents at end of period	$83,386	$78,213

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and “Management Discussion and Analysis of Financial Conditions and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “Company”, “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment could be significant.
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
Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded. We have no obligations after delivery of our products other than the associated warranties (see Note 15). We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted, either upward or downward.

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
We may from time to time initiate the sale or license of certain intellectual property, including patented technologies, trademarks, or a particular database of infrared codes. When a fixed upfront fee is received in exchange for the conveyance of a patent, trademark, or database delivered that represents the culmination of the earnings process we record revenue when delivery has occurred, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. We record license revenue when our customers ship products incorporating our intellectual property, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2007, we applied the opinion reached by the FASB’s Emerging Issues Task Force on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The consensus in EITF 06-3 does not require us to reevaluate our existing accounting policies for income statement presentation. We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in other accrued expenses until they are remitted to the government agency.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, “Business Combinations”, or SFAS 141R, “Business Combinations”, regardless of whether those assets and liabilities are related to leases. Additionally in February 2008 the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. We did not apply the provisions of SFAS 157 during the first quarter of 2008; however, we will apply the provisions as necessary (i.e. annual year-end impairment review of goodwill and intangible assets). As a result, the adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition during the quarter ended March 31, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of 2008. Although we adopted the provisions of SFAS 159, we did not apply the provisions to any assets or liabilities during the first quarter of 2008. As a result, the adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition during the quarter ended March 31, 2008.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by us in the first quarter of 2008. The adoption of EITF 07-3 did not have a material effect on our consolidated results of operations and financial condition.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We do not believe that the adoption of Statement 141R will have a material effect on our financial statements; however, the effect is dependent upon whether we make any future acquisitions and the specifics of those acquisitions.
In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 is effective for us beginning January 1, 2009. Currently, we do not have any collaborative arrangements; therefore, we do not believe that the adoption of EITF 07-1 will have an impact on our consolidated results of operations and financial condition.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 is effective for us beginning December 31, 2008. We are currently assessing the impact that SFAS 161 will have on our consolidated results of operations and financial condition.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset in

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
paragraphs 7–11 of this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in paragraphs 13–15 shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. FSP FAS 142-3 is effective for us beginning January 1, 2009. We are currently assessing the impact that FSP FAS 142-3 will have on our consolidated results of operations and financial condition.
Note 2: Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement caption as cash compensation paid to the same employees or directors. During the three months ended March 31, 2008 and 2007, we recorded $1.2 million and $0.7 million, respectively in pre-tax stock-based compensation expense.
Included in selling, general and administrative (“SG&A”) stock-based compensation expense is $181 thousand and $117 thousand in pre-tax compensation expense for the three months ended March 31, 2008 and 2007, respectively, related to stock awards granted to outside directors.
Additionally, during the first quarter of 2008, as part of the annual review cycle, the Compensation Committee of the Board of Directors granted 115,926 shares of restricted stock to our executives under the 2006 Stock Incentive Plan. The awards were granted as part of a long-term incentive compensation plan to assist us in meeting our performance and retention objectives. Each executive grant is subject to a three-year vesting period. In accordance with SFAS 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. The fair value of non-vested shares is determined based on the average of the high and low trade prices of our company’s shares on the grant date. For the three months ended March 31, 2008, the stock-based compensation expense related to this award was $228 thousand and is included in SG&A.
The income tax benefit under SFAS 123R from the recognition of stock-based compensation was $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.
Stock-based compensation expense was included in the following:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Cost of sales	$4	$6
Research and development	99	79
Selling, general and administrative	1,076	591

Stock-based compensation expense before income taxes	$1,179	$676

We estimate the fair value of share-based payment awards using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended
	March 31, (1)
	2008	2007
Weighted average fair value of grants	$8.71	$8.79
Risk-free interest rate	2.67%	4.57%
Expected volatility	40.70%	44.16%
Expected life in years	4.75	5.37

(1)	The fair value calculation was based on stock options granted during the period.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock option activity as of March 31, 2008 and changes for the three months ended March 31, 2008 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at December 31, 2007	1,739	$16.83
Granted	112	22.64
Exercised	(15)	14.89		$137
Forfeited/ cancelled/ expired	(16)	26.07

Outstanding at March 31, 2008	1,820	$17.12	5.59	$14,050

Vested and expected to vest at March 31, 2008	1,756	$16.81	5.46	$13,969

Exercisable at March 31, 2008	1,235	$14.04	4.16	$12,569
The aggregate intrinsic value in the table above represents total pre-tax intrinsic value (difference between Universal Electronics Inc.’s average of the high and low trades of the last trading day of the first quarter of 2008 (March 31, 2008) and the option exercise price, multiplied by the number of the in-the-money options) that option holders would have received had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $0.1 million and $3.2 million, respectively.
As of March 31, 2008, we expect to recognize $4.5 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 2.2 years.
Non-vested restricted stock awards as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2007	10	$36.25
Granted	116	23.59
Vested	(15)	27.91
Forfeited	—	—

Non-vested at March 31, 2008	111	$24.16

As of March 31, 2008, we expect to recognize $2.7 million in unrecognized compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.6 years.
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
At March 31, 2008, we had approximately $5.3 million and $78.1 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2007, we had approximately $12.2 million and $74.4 million of cash and cash equivalents in the United States and Europe, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following:

	March 31,	December 31,
(In thousands)	2008	2007
Trade receivable, gross	$58,241	$63,528
Allowance for doubtful accounts	(2,587)	(2,330)
Allowance for sales returns	(2,232)	(1,482)

Net trade receivable	53,422	59,716
Other receivables (1)	456	430

Accounts receivable, net	$53,878	$60,146

(1)	Other receivables as of March 31, 2008 and December 31, 2007 consisted primarily of a tenant improvement allowance provided by our landlord for the renovation and expansion of our corporate headquarters in Cypress, California. Construction was completed during the first quarter of 2008. We expect the tenant improvement allowance to be paid in the second quarter of 2008.
Significant Customers
We had sales to one significant customer that contributed more than 10% of total net sales. Sales made to this customer were $6.4 million and $10.1 million, representing 10.5% and 15.3% of our total net sales for the three months ended March 31, 2008 and 2007, respectively. Trade receivables with this customer amounted to $3.5 million and $2.3 million, or 6.5% and 3.8% of our net trade receivable at March 31, 2008 and December 31, 2007, respectively. In addition, we had sales to another customer and its sub-contractors that, when combined, totaled $9.3 million and $10.9 million, accounting for 15.1% and 16.5% of net sales for the three months ended March 31, 2008 and 2007, respectively. Trade receivables with this customer and its sub-contractors amounted to $5.3 million and $7.9 million, or 9.8% and 13.3% of our net trade receivable at March 31, 2008 and December 31, 2007, respectively.
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
Net inventories consisted of the following:

	March 31,	December 31,
(In thousands)	2008	2007
Components	$9,161	$6,750
Finished goods	34,601	29,982
Reserve for inventory scrap	(1,669)	(1,826)

Inventory, net	$42,093	$34,906

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2008 and 2007 inventory write-downs totaled $0.3 million and $0.5 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one supplier amounted to more than 10% of total inventory purchases during the first quarter of 2008. Purchases from this major supplier amounted to $6.7 million and $5.3 million, representing 17.2% and 14.9% of total inventory purchases for the three months ended March 31, 2008 and 2007, respectively. Accounts payable with that supplier amounted to $2.5 million and $3.2 million, representing 8.3% and 10.8% of total accounts payable at March 31, 2008 and December 31, 2007, respectively.
In addition, during the three months ended March 31, 2008, we purchased component and finished good products from two major suppliers. Purchases from these two major suppliers amounted to $11.9 million and $6.6 million, representing 30.7% and 17.0%, respectively, of total inventory purchases for the three months ended March 31, 2008. During the three months ended March 31, 2007 purchases from the same two suppliers amounted to $9.8 million and $5.3 million, representing 27.6% and 15.0%, respectively, of total inventory purchases.
Accounts payable with the aforementioned two major suppliers of component and finished good products amounted to $7.7 million and $5.3 million, representing 25.9% and 17.8%, respectively, of total accounts payable at March 31, 2008. At December 31, 2007, accounts payable with the same suppliers amounted to $10.8 million and $6.3 million, representing 36.6% and 21.4%, respectively, of total accounts payable.
For the three months ended March 31, 2007, one other supplier provided more than 10% of total inventory purchases. Purchases from this supplier amounted to $3.9 million, representing 11.0% of total inventory purchases for the three months ended March 31, 2007.
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
Note 6: Income Taxes
We use the estimated annual effective tax rate to determine our provision for income taxes for interim periods. We recorded income tax expense of $1.3 million for the three months ended March 31, 2008 compared to $2.2 million for the same period last year. Our estimated effective tax rate was 34.3% and 32.5% during the three months ended March 31, 2008 and 2007, respectively. The increase in our effective tax rate is due primarily to the federal research and development tax credit statute expiring at the end of 2007.
Effective January 1, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We also recognized a decrease of $0.3 million in other comprehensive income related to foreign currency translation as of December 31, 2007.
At March 31, 2008, we had unrecognized tax benefits of approximately $9.1 million, including interest and penalties.
Approximately $7.6 million of the total amount of unrecognized tax benefits at March 31, 2008 would affect the annual effective tax rate, if recognized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.7 million within the next twelve months.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with FIN 48, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $1.0 million at December 31, 2007 and $1.1 million at March 31, 2008 and are included in the unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. As of March 31, 2008, the open statute of limitations for our significant tax jurisdictions are as follows: federal for 2004 through 2007, state for 2003 through 2007 and non-U.S. for 2001 through 2007. All unrecognized tax benefits at March 31, 2008 are classified as long term as prescribed by FIN 48 because we do not anticipate payment of cash within one year.
Note 7: Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended March 31, 2008 and 2007, 356,700 and 4,375 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, were excluded because their inclusion would have been antidilutive.
Earnings per share are calculated as follows:

	Three Months Ended
	March 31,
(In thousands, except per- share amounts)	2008	2007
BASIC
Net income	$2,473	$4,637

Weighted-average common shares outstanding	14,474	14,130

Basic earnings per share	$0.17	$0.33

DILUTED
Weighted-average common shares outstanding for basic	14,474	14,130
Dilutive effect of stock options and restricted stock	483	778

Weighted-average common shares outstanding on a diluted basis	14,957	14,908

Diluted earnings per share	$0.17	$0.31

Note 8: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net Income	$2,473	$4,637
Other comprehensive income:
Foreign currency translations (1)	7,846	772

Comprehensive income	$10,319	$5,409

(1)	The foreign currency translation gains of $7.8 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively, were due to the weakening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.58 and 1.46 at March 31, 2008 and December 31, 2007, respectively, and 1.34 and 1.32 at March 31, 2007 and December 31, 2006, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9: Revolving Credit Line
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2008 using LIBOR plus a fixed margin of 1.25% was 3.74%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At March 31, 2008, the commitment rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2008, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. The available balance on the line of credit was $15 million as of March 31, 2008. Furthermore, as of March 31, 2008, we were in compliance with all financial covenants required by the Credit Facility.
Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006 through March 31, 2008, we have purchased 1,067,900 shares of our common stock, leaving 932,100 shares available for purchase under the Credit Facility.
Note 10: Other Accrued Expenses
The components of other accrued expenses are listed below:

	March 31,	December 31,
(In thousands)	2008	2007
Accrued freight (1)	$970	$1,435
Accrued professional fees	750	580
Accrued advertising and marketing	675	735
Deferred income taxes	501	511
Accrued third-party commissions	329	204
Accrued sales and VAT taxes	234	499
Other	2,819	2,603

Total other accrued expenses	$6,278	$6,567

(1)	Accrued freight decreased by more than $0.4 million from $1.4 million at December 31, 2007 to $1.0 million as of March 31, 2008, primarily due to lower sales volume during the first quarter of 2008 compared to the fourth quarter of 2007.
Note 11: Treasury Stock
During the three months ended March 31, 2008 we repurchased 500,000 shares of our common stock at a cost of $11.5 million. We did not purchase any shares of our common stock during the same period in the prior year. Repurchased shares are recorded as shares held in treasury at cost. We generally hold shares for future use as management and the Board of Directors deem appropriate, including compensating outside directors and executives of the Company. During the three months ended March 31, 2008 and 2007, we issued 5,000 and 5,938 shares, respectively, to outside directors for services performed.
Note 12: Goodwill and Intangible Assets
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Domestic and international goodwill are as follows:

	March 31,	December 31,
(In thousands)	2008	2007
Goodwill
United States	$8,314	$8,314
International (1)	2,737	2,549

Total	$11,051	$10,863

(1)	The difference in international goodwill reported at March 31, 2008, as compared to the goodwill reported at December 31, 2007, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
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
Information regarding our other intangible assets is as follows (in thousands):

	March 31, 2008 (1)	December 31, 2007 (1)
Carrying amount:
Distribution rights (10 years)	$454	$419
Patents (10 years)	6,527	6,335
Trademark and trade names (10 years)	840	840
Developed and core technology (5 years)	1,630	1,630
Capitalized software (1-2 years)	499	499
Other (5-7 years)	370	370

Total carrying amount	$10,320	$10,093

Accumulated amortization:
Distribution rights	$60	$56
Patents	2,843	2,695
Trademark and trade names	294	273
Developed and core technology	1,141	1,060
Capitalized software	133	68
Other	259	241

Total accumulated amortization	$4,730	$4,393

Net carrying amount:
Distribution rights	$394	$363
Patents	3,684	3,640
Trademark and trade names	546	567
Developed and core technology	489	570
Capitalized software	366	431
Other	111	129

Total net carrying amount	$5,590	$5,700

(1)	This table excludes fully amortized intangible assets of $5.5 million as of March 31, 2008 and December 31, 2007.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense, including the amortization of capitalized software, which is recorded in cost of sales, for the three months ended March 31, 2008 and 2007 was approximately $0.4 million and $0.3 million, respectively.
Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 and thereafter are as follows:

(In thousands)
2008 (remaining 9 months)	$1,032
2009	1,216
2010	732
2011	732
2012	732
Thereafter	1,146

Total	$5,590

Note 13: Business Segment and Foreign Operations
Business Segment
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines an operating segment, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to the limited extent permitted by the standard. We currently operate in one business segment “Core Business”.
Foreign Operations
Our sales to external customers and long-lived tangible assets by geographic area are as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net Sales
United States	$32,359	$39,679
International:
Asia	8,358	5,614
United Kingdom	5,608	9,266
Switzerland	2,923	1,339
Spain	2,727	1,409
Germany	2,120	1,604
France	1,369	908
Australia	877	527
South Africa	854	951
All Other	3,996	4,722

Total International	28,832	26,340

Total Net Sales	$61,191	$66,019

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Our geographic long-lived asset information is as follows:

(In thousands)	March 31, 2008	December 31, 2007
Long-lived Tangible Assets
United States	$6,359	$5,238
International	3,301	2,689

Total	$9,660	$7,927

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14: Derivatives
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
We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $634 thousand and $183 thousand for the three months ended March 31, 2008 and March 31, 2007, respectively. We had three foreign currency exchange contracts outstanding at March 31, 2008. These are forward contracts with the notional values of $6.5 million, $6.0 million and $2.1 million, respectively. At December 31, 2007 we had one foreign currency exchange contract outstanding, a forward contract with a notional value of $5.0 million, which settled on January 25, 2008.
We held two US dollar/ Euro forward contracts with notional values of $6.5 million and $6.0 million and forward rates of $1.5398 and $1.5367 US dollar/ Euro, respectively as of March 31, 2008. We also held one GBP/ Euro forward contract with a notional value $2.1 million and a forward rate of £ 0.7802 GBP/ Euro as of March 31, 2008. We held the Euro position on these contracts, which are all due for settlement on April 25, 2008. The aggregate fair value of these contracts as of March 31, 2008 was $358 thousand and is included in prepaid expenses and other current assets. The fair value of the outstanding forward contract as of December 31, 2007 was $11 thousand, which was included in prepaid expenses and other current assets.
Note 15: Contingencies
Indemnities
We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware. We purchased directors and officers’ insurance to insure our individual directors and officers against certain claims, including the payment of claims such as those alleged below and attorney’s fees and related expenses incurred in connection with the defense of such claim. The amounts and types of coverage may vary from period to period as dictated by market conditions. Management is not aware of any matters that require indemnification of its officers or directors.
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
Changes in the liability for product warranties are presented below (in thousands):

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Three Months Ended March 31, 2008 (1)	$178	—	$(85)	$93
Three Months Ended March 31, 2007	$416	$21	$(82)	$355

(1)	In the second quarter of 2007, we renegotiated pricing terms with our third party warranty repair vendor which resulted in lower warranty costs per unit. As a result, our warranty accrual was reduced to reflect the lower pricing.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On February 7, 2008, we filed suit against Gibson Audio, a Division of Gibson Guitar Corp., Gibson Guitar Corp., and Gibson Musical Instruments, Inc. seeking payment of the remaining balance of a minimum royalty fee due us under a software agreement. On March 10, 2008 the Gibson companies answered our complaint with a general denial of all of our allegations. Also, the Gibson companies counterclaimed that we breached various aspects of the software agreement and that they are seeking unspecified damages. We disagree vigorously with their denials of liability and with their counterclaims and will continue to pursue this matter. As we are in the early stages of discovery, at this time, we are unable to estimate the likely outcome of this matter and the amount, if any, of recovery of the balance due us.
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.
Long-Term Incentive Plan
During the second quarter of 2007, we adopted a Long-Term Incentive Plan (“LTIP”), effective January 1, 2007, that provides a bonus pool for the executive management team contingent on achieving certain performance goals for the two-year period commencing on January 1, 2007 and ending on December 31, 2008, involving sales growth and earnings per diluted share. Vesting in the bonus pool will occur in eight equal quarterly increments commencing with the quarter ending March 31, 2009 and will continue as long as the participant remains an employee of our company. Payment of the vested portion of the bonus pool will occur on the vesting date, unless the participant elects to defer such payment, and will be made in cash, our common stock, or a combination of cash and stock (at our company’s discretion). Our Board of Directors believes that a four-year performance and vesting time period is appropriate. The LTIP commits a maximum of $12 million in bonus if the highest performance goals are met. We lowered our annual LTIP accrual from $1.0 million at December 31, 2007 to $0.8 million at March 31, 2008, and our prospective accrual rate due to slightly lower net sales projections for 2008. The reduction in the accrual resulted in a $175 thousand benefit recognized during the quarter ended March 31, 2008. The LTIP accrual is included in other long-term liabilities.

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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers over 350,000 individual device functions and over 3,400 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
Since the third quarter of 2006, we have been operating as one business segment. We have eleven operating subsidiaries located in Argentina, France, two in Germany, Hong Kong, Italy, the Netherlands, Singapore, Spain, India and the United Kingdom.
To recap our results for the first quarter of 2008:
•	revenue fell year-over-year in the first quarter by 7.3%, from $66.0 million in the first quarter of 2007 to $61.2 million in the first quarter of 2008, and net income was $2.5 million, or $0.17 per diluted share in the first quarter of 2008, compared to $4.6 million, or $0.31 per diluted share in the first quarter of 2007;

•	we repurchased 500,000 shares for $11.5 million, at an average price of $22.91 per share;

•	we continued to execute our business objectives established for 2008; and remain confident of achieving the financial outlook that was provided earlier in the year.
Our business objectives for the remainder of 2008 include the following:
•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Asia in particular;

•	continue to develop industry-leading technologies and products; and

•	continue to evaluate potential merger and acquisition opportunities that may enhance our business.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For further information regarding critical accounting policies and estimates, other than stock-based compensation discussed below, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the three months ended March 31, 2008 and 2007, we recorded $1.2 million and $0.7 million, respectively, of pre-tax stock-based compensation expense.
Stock-based compensation expense was included in the following:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Cost of sales	$4	$6
Research and development	99	79
Selling, general and administrative	1,076	591

Stock-based compensation expense before income taxes	$1,179	$676

As of March 31, 2008, we expect to recognize $4.5 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 2.2 years.
Included in SG&A stock-based compensation expense is $181 thousand and $117 thousand in pre-tax compensation expense for the three months ended March 31, 2008 and 2007, respectively, related to stock awards granted to outside directors. We issue restricted stock awards to the outside directors for services performed. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year.
Additionally, in the first quarter of 2008 during the annual review cycle, the Compensation Committee granted our executives 115,926 shares of restricted stock under the 2006 Stock Incentive Plan. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives. Each executive grant is subject to a three-year vesting period. For the three months ended March 31, 2008, the stock-based compensation expense related to this award was $228 thousand and is included in SG&A.

Under SFAS 123R, compensation expense related to restricted stock awards granted to outside directors and executives is based on the fair value of the shares awarded as of the grant date. The fair value of non-vested shares is determined based on the average of the high and low trade prices of our company’s shares on the grant date.
As of March 31, 2008, we expect to recognize $2.7 million in unrecognized compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.6 years.
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
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three months ended March 31, 2008 and 2007:

(in thousands)	2008		2007
Net sales	$61,191	100.0%	$66,019	100.0%
Cost of sales	39,456	64.5	41,678	63.1

Gross profit	21,735	35.5	24,341	36.9
Research and development expenses	2,196	3.6	2,322	3.5
Selling, general and administrative expenses	16,856	27.5	15,833	24.0

Operating expenses	19,052	31.1	18,155	27.5
Operating income	2,683	4.4	6,186	9.4
Interest income	897	1.5	588	0.9
Other income, net	182	0.2	94	0.1

Income before income taxes	3,762	6.1	6,868	10.4
Provision for income taxes	(1,289)	(2.1)	(2,231)	(3.4)

Net income	$2,473	4.0%	$4,637	7.0%

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007:
The following table sets forth our net sales by our Business and Consumer lines for the three months ended March 31, 2008 and 2007:

	2008		2007
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$48.3	78.9%	$50.2	76.0%
Consumer	12.9	21.1%	15.8	24.0%

Total net sales	$61.2	100.0%	$66.0	100.0%

Overview
Net sales for the first quarter of 2008 were $61.2 million, a decrease of 7% compared to $66.0 million for the first quarter of 2007. Net income for the first quarter of 2008 was $2.5 million or $0.17 per share (basic) and $0.17 per share (diluted) compared to $4.6 million or $0.33 per share (basic) and $0.31 per share (diluted) for the first quarter of 2007.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 79% of net sales in the first quarter of 2008 compared to approximately 76% in the first quarter of 2007. Net sales in our Business line for the first quarter of 2008 decreased by 4% to $48.3 million from $50.2 million in the first quarter of 2007. This decrease in sales resulted primarily from a decrease in the volume of remote control sales with our subscription broadcasting customers. Sales in the first quarter of 2007 were favorably impacted by the mid-year Open Cable Application Platform (“OCAP”) compliance deadline, as some of our key customers ordered additional product ahead of the deadline. In spite of the difficult comparison with the first quarter of 2007, the roll out of advanced functions such as digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”) continues. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. We expect Business category revenue to range between $232 million and $248 million for the full year 2008.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 21% of net sales for the first quarter of 2008 compared to approximately 24% for the first quarter of 2007. Net sales in our Consumer lines for the first quarter of 2008 decreased by 18% to $12.9 million, from $15.8 million in the first quarter of 2007. CEDIA sales decreased by $2.0 million compared to the first quarter of 2007, primarily due to a large sell-in that took place in the first quarter of last year. European retail sales decreased by $0.6 million compared to the first quarter of 2007, mainly in the UK market. European retail sales were favorably impacted by the strengthening of both the Euro and the British Pound compared to the U.S. Dollar, which resulted in an increase in net sales of approximately $0.7 million. Net of this positive currency effect, European retail sales decreased by $1.3 million. Additionally, United States direct import licensing and product revenues in first quarter of 2008 decreased by $0.3 million from same quarter of 2007, due to the expiration of a licensing agreement. We expect Consumer category revenue to range between $65 million and $81 million for the full year 2008.
Gross profit for the first quarter of 2008 was $21.7 million compared to $24.3 million for the first quarter of 2007. Gross profit as a percent of sales for the first quarter of 2008 was 35.5% compared to 36.9% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily attributable to sales in our consumer lines, which generally have a higher gross profit rate as compared to our other sales, representing a smaller percentage of our total business. This change in mix resulted in a 3.3% decrease in the gross profit rate. Included in this mix calculation is an increase in royalty revenue of $0.7 million which favorably impacted the gross margin rate by 0.7%. Partially offsetting the decrease in the gross profit rate was a reduction of $0.6 million of freight, handling and duty expense, which increased the gross profit rate by 0.8%. In the first quarter of 2008, there was a decrease in the percentage of units shipped by air compared to the first quarter of 2007. Gross profit was also favorably impacted by the strengthening of both the Euro and British Pound compared to the U.S. Dollar, which resulted in an increase in gross profit of approximately $0.7 million and an increase of 0.6% in the gross profit rate. Additionally a reduced royalty rate on certain products in our consumer lines added 0.6% to the gross profit rate.
Research and development expenses decreased 5% from $2.3 million in the first quarter of 2007 to $2.2 million in the first quarter of 2008. The decrease is due to the completion of the latest development phase for the Nevo® platform. We expect research and development expenses to remain near current levels for the remaining quarters of 2008.
Selling, general and administrative expenses increased 6% from $15.8 million in the first quarter of 2007 to $16.9 million in the first quarter of 2008. The strengthening of both the Euro and British Pound compared to the U.S. Dollar resulted in an increase of $1.0 million, stock-based compensation increased by $0.4 million due to grants that occurred in the second quarter of 2007 and the first quarter of 2008. These increases were partially offset by the reduction of our long-term incentive plan accrual, which decreased by $0.2 million. We expect that selling, general and administrative expenses to range between $70 million and $75 million for the full year 2008.

In the first quarter of 2008, we recorded $0.9 million of interest income compared to $0.6 million in the first quarter of 2007. This increase is due to higher money market rates and a higher average cash balance. We expect net interest income to range between $3.3 million and $3.8 million for the full year 2008.
We recorded income tax expense of $1.3 million in the first quarter of 2008 compared to $2.2 million in the first quarter of 2007. Our effective tax rate was 34.3% in the first quarter of 2008 compared to 32.5% in the first quarter of 2007. The increase in our effective tax rate is due primarily to the expiration of the federal research and development tax credit statute, which occurred on December 31, 2007. We estimate that our effective tax rate will range between 33% and 35% for the full year 2008.
Liquidity and Capital Resources
Financial Condition (Sources and Uses of Cash):

	Three months ended	(Decrease)/	Three months ended
(In thousands)	March 31, 2008	Increase in cash	March 31, 2007
Net cash provided by operating activities	$5,578	$(2,518)	$8,096
Net cash used for investing activities	(2,714)	(1,624)	(1,090)
Net cash (used for) provided by financing activities	(11,212)	(15,847)	4,635
Effect of exchange rate changes on cash	5,124	4,627	497

	March 31, 2008	Decrease	December 31, 2007
Cash and cash equivalents	$83,386	$(3,224)	$86,610
Working capital	138,569	(1,761)	140,330
Net cash provided by operating activities for the first quarter of 2008 was $5.6 million as compared to $8.1 million in the first quarter of 2007. The decrease in cash provided by operating activities was primarily driven by a decrease in sales of approximately 7% in the first quarter of 2008 compared to the first quarter of 2007 which resulted in lower net income. Days sales outstanding increased from approximately 69 days in the first quarter of 2007 to approximately 79 days in the first quarter of 2008 due to certain customers delaying payment beyond their respective payment terms. We do not believe that these customers represent a credit risk or bad debt risk. Inventory turns decreased from approximately 6.4 turns in the first quarter of 2007 to approximately 3.7 turns in the first quarter of 2008 due primarily to lower than expected sales as well as a deliberate effort to build inventory levels to support expanded market share gains with certain existing customers.
Net cash used for investing activities for the first quarter of 2008 was $2.7 million as compared to $1.1 million for the first quarter of 2007. The increase in cash used for investing activities was primarily due to an increase in leasehold improvements and acquisition of furniture and fixtures related to the renovation of our corporate headquarters. During the first quarter of 2007, we began to renovate and expand our corporate headquarters. Construction was completed during the first quarter of 2008. The total cost of this renovation was approximately $2.0 million, which was financed through our current operations, and a $0.4 million tenant improvement allowance to be provided by the landlord in the second quarter of 2008.
We also plan to make a significant investment to upgrade our information systems, which we expect to cost approximately $1.0 million. The strategic planning for the upgrade of our information systems commenced in 2007 and we expect implementation to be completed in 2009. In addition, in order to support our future sales growth, we expect annual purchases of tooling equipment to increase throughout the years.
Net cash used for financing activities for the first quarter of 2008 was $11.2 million as compared to cash provided by financing activities of $4.6 million for the first quarter of 2007. The increase in cash used for financing activities was primarily due to the repurchase of 500,000 shares of our common stock for a total cost of $11.5 million in the first quarter of 2008. During the first quarter of 2007, we did not repurchase any of our common stock. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.

In addition, proceeds from stock exercises was $0.2 million during the first quarter of 2008 compared to $4.3 million in the first quarter of 2007.
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006, through March 31, 2008, we purchased 1,067,900 shares of our common stock, leaving 932,100 shares available for purchase under the Credit Facility. During 2008 we may continue to purchase shares of our common stock if we believe conditions are favorable and to offset the dilutive effect of stock option exercises.
Contractual Obligations
At March 31, 2008 our contractual obligations were $21.8 million compared to $25.6 million as reported on our Annual Report on Form 10-K as of December 31, 2007. Purchase obligations primarily consist of an agreement with a specific vendor to purchase approximately 80% of our integrated circuits through October 16, 2008 from this vendor.
Liquidity
We generally use cash provided by operations as our primary source of liquidity, since internally generated cash flows are typically sufficient to support business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At March 31, 2008, we had $138.6 million of working capital as compared to $140.3 million at December 31, 2007.
Our cash balances are held in the United States and Europe. At March 31, 2008, we had approximately $5.3 million and $78.1 million of cash and cash equivalents in the United States and Europe, respectively.
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2008 using the LIBOR Rate option plus a fixed margin of 1.25% was 3.74%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2008, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. As of March 31, 2008, we had available $15 million on the line of credit. Furthermore we were in compliance with all financial covenants required by the Credit Facility as of March 31, 2008.
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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, “Business Combinations”, or SFAS 141R, “Business Combinations”, regardless of whether those assets and liabilities are related to leases. Additionally in February 2008 the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. We did not apply the provisions of SFAS 157 during the first quarter of 2008; however, we will apply the provisions as necessary (i.e. annual year-end impairment review of goodwill and intangible assets). As a result, the adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition during the quarter ended March 31, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of 2008. Although we adopted the provisions of SFAS 159, we did not apply the provisions to any assets or liabilities during the first quarter of 2008. As a result, the adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition during the quarter ended March 31, 2008.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by us in the first quarter of 2008. The adoption of EITF 07-3 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We do not believe that the adoption of Statement 141R will have a material effect on our financial statements; however, the effect is dependent upon whether we make any future acquisitions and the specifics of those acquisitions.

In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 is effective for us beginning January 1, 2009. Currently, we do not have any collaborative arrangements; therefore, we do not believe that the adoption of EITF 07-1 will have an impact on our consolidated results of operations and financial condition.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 is effective for us beginning December 31, 2008. We are currently assessing the impact that SFAS 161 will have on our consolidated results of operations and financial condition.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset in paragraphs 7–11 of this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in paragraphs 13–15 shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. FSP FAS 142-3 is effective for us beginning January 1, 2009. We are currently assessing the impact that FSP FAS 142-3 will have on our consolidated results of operations and financial condition.

Factors That May Affect Financial Condition and Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed below or above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those factors discussed in our 2007 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), could affect our actual results and could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on us or the economy; the economic environment’s effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/ technology, CEDIA, interactive TV, automotive, and cellular industries not materializing or growing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option and other stock-based compensation programs may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
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
We are also seeking ways to increase our customer base worldwide, particularly in the areas of subscription broadcasting, OEM and One For All® retail. We will continue to work on strengthening existing relationships by working with customers to understand how to make the consumer interaction with products and services within the home easier and more enjoyable. We intend to invest in new products and technology to meet our customer needs now and into the future.
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
On August 31, 2006, we amended our credit facility to extend for an additional three years, expiring on August 31, 2009. The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At March 31, 2008, we had no borrowings on our credit facility. The interest rate in effect on the credit facility as of March 31, 2008 using the LIBOR Rate option plus a fixed margin of 1.25% was 3.74%.
At March 31, 2008 we had wholly owned subsidiaries in the Netherlands, United Kingdom, Germany, France, Argentina, Spain, Italy, Singapore, Hong Kong and India. Sales from these operations are typically denominated in local currencies including Euros, British Pounds and Argentine Pesos, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes.
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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at March 31, 2008, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from March 31, 2008, net income and cash flows in the second quarter of 2008 would fluctuate by approximately $0.1 million and $10.3 million, respectively.
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
On February 7, 2008, we filed suit against Gibson Audio, a Division of Gibson Guitar Corp., Gibson Guitar Corp., and Gibson Musical Instruments, Inc. seeking payment of the remaining balance of a minimum royalty fee due us under a software agreement. On March 10, 2008 the Gibson companies answered our complaint with a general denial of all of our allegations. Also, as is typical, the Gibson companies counterclaimed that we breached various aspects of the software agreement and that they are seeking unspecified damages. We disagree vigorously with their denials of liability and with their counterclaims and will continue to pursue this matter. As we are in the early stages of discovery, at this time, we are unable to estimate the likely outcome of this matter and the amount, if any, of recovery of the balance due us.

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
ITEM 1A. RISK FACTORS
For risk factors, see “Risk Factors” in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1934.
We have authority under the Credit Facility to acquire up to 2.0 million shares of our common stock in market purchases. Between August 31, 2006, the date of amendment of the Credit Facility, and March 31, 2008, we purchased 1,067,900 shares of our common stock leaving 932,100 remaining shares authorized for purchase under the Credit Facility. We repurchased 500,000 shares during the quarter ended March 31, 2008, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable, or to manage dilution created by shares issued under the employee stock plans. Purchase information for the first quarter of 2008 is set forth by month in the following table:

Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2008 – January 31, 2008	—	—	N/A	N/A
February 1, 2008 – February 29, 2008	—	—	N/A	N/A
March 1, 2008 – March 31, 2008	500,000	$22.91	N/A	N/A

Total Q1 2008	500,000	$22.91	N/A	N/A

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	Universal Electronics Inc.
/s/ Bryan Hackworth
Bryan Hackworth
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No	Description

10.1	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350