Form 10-Q
period 2008-06-30
UNIVERSAL ELECTRONICS INC
filed 2008-08-08
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,916,624 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 5, 2008.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$88,215	$86,610
Accounts receivable, net	58,464	60,146
Inventories, net	42,650	34,906
Prepaid expenses and other current assets	3,072	1,874
Deferred income taxes	2,876	2,871

Total current assets	195,277	186,407
Equipment, furniture and fixtures, net	9,008	7,558
Goodwill	11,043	10,863
Intangible assets, net	5,537	5,700
Other assets	394	369
Deferred income taxes	6,645	6,388

Total assets	$227,904	$217,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,829	$29,382
Accrued sales discounts, rebates and royalties	4,446	4,671
Accrued income taxes	2,631	1,720
Accrued compensation	3,568	3,737
Other accrued expenses	5,921	6,567

Total current liabilities	57,395	46,077

Long-term liabilities:
Deferred income taxes	148	127
Income tax payable	1,506	1,506
Other long-term liabilities	1,263	1,333

Total liabilities	60,312	49,043

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,615,390 and 18,547,019 shares issued at June 30, 2008 and December 31, 2007, respectively	186	185
Paid-in capital	117,559	114,441
Accumulated other comprehensive income	18,804	11,221
Retained earnings	94,476	88,508

	231,025	214,355

Less cost of common stock in treasury, 4,718,093 and 3,975,439 shares at June 30, 2008 and December 31, 2007, respectively	(63,433)	(46,113)

Total stockholders’ equity	167,592	168,242

Total liabilities and stockholders’ equity	$227,904	$217,285

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$70,684	$71,478	$131,875	$137,497
Cost of sales	46,472	46,852	85,928	88,530

Gross profit	24,212	24,626	45,947	48,967

Research and development expenses	2,121	2,269	4,317	4,591
Selling, general and administrative expenses	17,734	16,385	34,590	32,218

Operating income	4,357	5,972	7,040	12,158
Interest income, net	893	732	1,790	1,320
Other (expense) income, net	(2)	27	180	121

Income before provision for income taxes	5,248	6,731	9,010	13,599
Provision for income taxes	(1,753)	(2,185)	(3,042)	(4,416)

Net income	$3,495	$4,546	$5,968	$9,183

Earnings per share:
Basic	$0.25	$0.31	$0.42	$0.64

Diluted	$0.24	$0.30	$0.40	$0.61

Shares used in computing earnings per share:
Basic	14,033	14,437	14,256	14,282

Diluted	14,547	15,262	14,755	15,084

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash provided by operating activities:
Net income	$5,968	$9,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,892	2,160
Provision for doubtful accounts	64	10
Provision for inventory write-downs	973	952
Provision (benefit) for deferred income taxes	(171)	853
Tax benefit from exercise of stock options	171	1,960
Excess tax benefit from stock-based compensation	(134)	(1,091)
Shares issued for employee benefit plan	282	394
Stock-based compensation	2,311	1,481
Changes in operating assets and liabilities:
Accounts receivable	4,173	(7,103)
Inventories	(7,462)	(1,419)
Prepaid expenses and other assets	(1,112)	(586)
Accounts payable and accrued expenses	8,795	1,566
Accrued income taxes	639	(3,476)

Net cash provided by operating activities	17,389	4,884

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(3,457)	(2,050)
Acquisition of intangible assets	(505)	(635)

Net cash used for investing activities	(3,962)	(2,685)

Cash (used for) provided by financing activities:
Proceeds from stock options exercised	525	8,037
Treasury stock purchased	(17,489)	(2,413)
Excess tax benefit from stock-based compensation	134	1,091

Net cash (used for) provided by financing activities	(16,830)	6,715

Effect of exchange rate changes on cash	5,008	1,450

Net increase in cash and cash equivalents	1,605	10,364

Cash and cash equivalents at beginning of period	86,610	66,075

Cash and cash equivalents at end of period	$88,215	$76,439

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
The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and “Management Discussion and Analysis of Financial Conditions and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. The financial information presented in the accompanying statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. As used herein, the terms “Company”, “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
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
In accordance with EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), we present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in other accrued expenses until they are remitted to the government agency.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, “Business Combinations”, or SFAS 141R, “Business Combinations”, regardless of whether those assets and liabilities are related to leases. Additionally in February 2008 the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. We will apply the provisions as necessary (i.e. annual year-end impairment review of goodwill and intangible assets). As a result, the adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition during the six months ended June 30, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of 2008. The adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition during the six months ended June 30, 2008.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by us in the first quarter of 2008. We did not have any arrangements with advance payments and therefore the adoption of EITF 07-3 did not have a material effect on our consolidated financial position, results of operations or cash flows.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin 51 (“ARB 51”), “Consolidated Financial Statements,” by defining a new term-noncontrolling interests-to replace what were previously called minority interests. The new standard establishes noncontrolling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the noncontrolling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying noncontrolling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for noncontrolling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the noncontrolling owners. The reporting requirements are required to be applied retrospectively. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We currently do not believe that the adoption of SFAS 160 will have a significant effect on our financial statements as we do not have any noncontrolling equity interests of a consolidated subsidiary.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.
In June 2008, the FASB issued FASB Staff Position on EITF 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and,

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
therefore, need to be included in the earnings allocation in computing earning per share under FASB Statement No. 128, “Earnings per Share”. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and should be applied retrospectively to all prior periods. Early adoption is prohibited. FSP EITF 03-6-1 is effective for us beginning January 1, 2009. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated results of operations and financial condition.
Note 2: Stock-Based Compensation
We follow the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement caption as cash compensation paid to the same employees or directors. During the three months ended June 30, 2008 and 2007, we recorded $1.1 million and $0.8 million, respectively in pre-tax stock-based compensation expense. Included in selling, general and administrative (“SG&A”) stock-based compensation expense is $206 thousand and $117 thousand in pre-tax compensation expense for the three months ended June 30, 2008 and 2007, respectively, related to stock awards granted to outside directors.
During the six months ended June 30, 2008 and 2007, we recorded $2.3 million and $1.5 million, respectively in pre-tax stock-based compensation expense. Included in selling, general and administrative (“SG&A”) stock-based compensation expense is $387 thousand and $234 thousand in pre-tax compensation expense for the six months ended June 30, 2008 and 2007, respectively, related to stock awards granted to outside directors.
Additionally, during the first quarter of 2008, as part of the annual review cycle, the Compensation Committee of the Board of Directors granted 115,926 shares of restricted stock to our executives under the 2006 Stock Incentive Plan. The awards were granted as part of a long-term incentive compensation plan to assist us in meeting our performance and retention objectives. Each executive grant is subject to a three-year vesting period. In accordance with SFAS 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. The fair value of non-vested shares is determined based on the average of the high and low trade prices of our Company’s shares on the grant date. For the three and six months ended June 30, 2008, the stock-based compensation expense related to this award was $228 thousand and $456 thousand, respectively, and is included in SG&A.
The income tax benefit under SFAS 123R from the recognition of stock-based compensation for the three and six months ended June 30, 2008 was $0.2 million and $0.5 million, respectively. The income tax benefit under SFAS 123R from the recognition of stock-based compensation for the three and six months ended June 30, 2007 was $0.2 million and $0.4 million, respectively.
Stock-based compensation expense was included in the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Cost of sales	$5	$7	$9	$13
Research and development	106	106	205	185
Selling, general and administrative	1,021	692	2,097	1,283

Stock-based compensation expense before income taxes	$1,132	$805	$2,311	$1,481

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We estimate the fair value of share-based payment awards using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008 (1)	2007 (1)	2008 (1)	2007 (1)
Weighted average fair value of grants	$10.57	$11.86	$9.07	$11.73
Risk-free interest rate	3.03%	4.58%	2.74%	4.58%
Expected volatility	41.42%	38.83%	40.84%	39.06%
Expected life in years	4.72	5.24	4.74	5.24

(1)	The fair value calculation was based on stock options granted during the period.
Stock option activity as of June 30, 2008 and changes for the six months ended June 30, 2008 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2007	1,739	$16.83
Granted	139	23.46
Exercised	(48)	11.00		$675
Forfeited/ cancelled/ expired	(21)	26.05

Outstanding at June 30, 2008	1,809	$17.39	5.45	$8,764

Vested and expected to vest at June 30, 2008	1,761	$16.75	5.21	$8,775

Exercisable at June 30, 2008	1,306	$14.99	4.28	$8,252
The aggregate intrinsic value in the table above represents total pre-tax intrinsic value (difference between Universal Electronics Inc.’s average of the high and low trades of the last trading day of the second quarter of 2008 (June 30, 2008) and the option exercise price, multiplied by the number of the in-the-money options) that option holders would have received had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the three and six months ended June 30, 2008 was $0.5 million and $0.7 million, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2007 was $4.7 million and $7.9 million, respectively.
As of June 30, 2008, we expect to recognize $4.0 million of total unrecognized compensation expense related to non-vested employee stock options over a weighted-average life of 2.2 years.
Non-vested restricted stock awards as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2007	10	$36.25
Granted	117	23.62
Vested	(30)	27.86
Forfeited	—	—

Non-vested at June 30, 2008	97	$23.59

As of June 30, 2008, we expect to recognize $2.3 million in unrecognized compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.5 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
At June 30, 2008, we had approximately $7.2 million and $81.0 million of cash and cash equivalents in the United States and Europe, respectively. At December 31, 2007, we had approximately $12.2 million and $74.4 million of cash and cash equivalents in the United States and Europe, respectively.
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following:

	June 30,	December 31,
(In thousands)	2008	2007
Trade receivable, gross	$62,813	$63,528
Allowance for doubtful accounts	(2,362)	(2,330)
Allowance for sales returns	(2,411)	(1,482)

Net trade receivable	58,040	59,716
Other receivables (1)	424	430

Accounts receivable, net	$58,464	$60,146

(1)	Other receivables as of June 30, 2008 and December 31, 2007 consisted primarily of a tenant improvement allowance provided by our landlord for the renovation and expansion of our corporate headquarters in Cypress, California. Construction was completed during the first quarter of 2008. We expect the tenant improvement allowance to be collected in the third quarter of 2008.
Significant Customers
We had sales to one significant customer and its sub-contractors that, when combined, totaled $13.8 million and $12.1 million, accounting for 19.5% and 17.0% of net sales, for the three months ended June 30, 2008 and 2007, respectively. Sales made to this customer during the six months ended June 30, 2008 and 2007 amounted to $23.1 million and $23.0 million, representing 17.5% and 16.7% of total net sales, respectively. Trade receivables with this customer and its sub-contractors amounted to $7.8 million and $7.9 million, or 13.3% and 13.3% of our net trade receivable at June 30, 2008 and December 31, 2007, respectively.
For the three and six months ended June 30, 2007, we had sales to another customer that contributed more than 10% of total net sales. Sales made to this customer were $12.4 million and $22.5 million, representing 17.4% and 16.4%, respectively, of our total net sales for the three and six months ended June 30, 2007. Trade receivables with this customer amounted to $2.3 million, or 3.8% of our net trade receivable at December 31, 2007.
The loss of these customers or any key customer, either in the United States or abroad, due to the financial weakness or bankruptcy of any such customer or our inability to obtain orders or maintain our order volume with our major customers, may have a material adverse effect on our financial condition, results of operations and cash flows.
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
Net inventories consisted of the following:

	June 30,	December 31,
(In thousands)	2008	2007
Components	$10,559	$6,750
Finished goods	33,738	29,982
Reserve for inventory scrap	(1,647)	(1,826)

Inventory, net	$42,650	$34,906

During the three months ended June 30, 2008 and 2007, inventory write-downs totaled $0.7 million and $0.5 million, respectively. During the six months ended June 30, 2008 and 2007, inventory write-downs totaled $1.0 million and $1.0 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one supplier amounted to more than 10% of total inventory purchases. Purchases from this major supplier amounted to $7.2 million and $5.5 million, representing 15.7% and 13.3% of total inventory purchases for the three months ended June 30, 2008 and 2007, respectively. Purchases from this major supplier amounted to $13.8 million and $10.7 million, representing 16.4% and 14.0% of total inventory purchases for the six months ended June 30, 2008 and 2007, respectively. Accounts payable with that supplier amounted to $3.4 million and $3.2 million, representing 8.2% and 9.7% of total accounts payable at June 30, 2008 and December 31, 2007, respectively.
In addition, during the three months ended June 30, 2008, we purchased component and finished good products from two major suppliers. Purchases from these two major suppliers amounted to $12.9 million and $6.4 million, representing 28.3% and 14.1%, respectively, of total inventory purchases for the three months ended June 30, 2008. During the three months ended June 30, 2007 purchases from the same two suppliers amounted to $11.5 million and $9.1 million, representing 27.9% and 21.8%, respectively, of total inventory purchases. During the six months ended June 30, 2008 purchases from these two major suppliers amounted to $24.8 million and $13.0 million, representing 29.4% and 15.5%, respectively, of total inventory purchases. During the same period last year, purchases from the same two suppliers amounted to $21.3 million and $14.3 million, representing 27.7% and 18.7%, respectively, of total inventory purchases. Accounts payable with these suppliers of component and finished good products amounted to $13.1 million and $7.2 million, representing 32.2% and 17.6%, respectively, of total accounts payable at June 30, 2008. At December 31, 2007, accounts payable with the same suppliers amounted to $10.8 million and $6.3 million, representing 32.6% and 19.1%, respectively, of total accounts payable.
For the three and six months ended June 30, 2007, one other supplier provided more than 10% of total inventory purchases. Purchases from this supplier amounted to $4.6 million and 8.4 million, representing 11.1% and 11.0%, respectively, of total inventory purchases for the three and six months ended June 30, 2007.

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
Note 6: Income Taxes
We use the estimated annual effective tax rate to determine our provision for income taxes for interim periods. We recorded income tax expense of $1.8 million for the three months ended June 30, 2008 compared to $2.2 million for the same period last year. Our estimated effective tax rate was 33.4% and 32.5% during the three months ended June 30, 2008 and 2007, respectively. We recorded income tax expense of $3.0 million for the six months ended June 30, 2008 compared to $4.4 million for the same period last year. Our estimated effective tax rate was 33.8% and 32.5% during the six months ended June 30, 2008 and 2007, respectively. The increase in our effective tax rate is due primarily to the federal research and development tax credit statute which expired at the end of 2007.
Effective January 1, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We also recognized a decrease of $0.3 million in other comprehensive income related to foreign currency translation as of December 31, 2007. At June 30, 2008, we had gross unrecognized tax benefits of approximately $9.2 million, including interest and penalties, of which approximately $7.6 million of this amount would affect the annual effective tax rate, if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.7 million within the next twelve months.
In accordance with FIN 48, we have elected to classify interest and penalties as components of tax expense. Accrued interest and penalties were $1.0 million at December 31, 2007 and $1.2 million at June 30, 2008 and are included in the unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. As of June 30, 2008, the open statute of limitations for our significant tax jurisdictions are as follows: federal for 2004 through 2007, state for 2003 through 2007 and non-U.S. for 2001 through 2007. Approximately $5.1 million of gross unrecognized tax benefits at June 30, 2008 are classified as short term in accrued income taxes as prescribed by FIN 48 because we anticipate payment of cash within the next twelve months. The accrued income taxes are net of a U.S. income tax receivable of approximately $0.7 million. This unrecognized tax benefit relates to a foreign currency loss claimed on our Netherlands tax return for the years ended 2002 and 2003. We are currently under audit by the Dutch tax authorities and we expect this issue to be resolved within the next twelve months. The majority of the remaining gross unrecognized tax benefits is attributable to U.S. income taxes and is classified as long-term income taxes payable.
Note 7: Earnings Per Share
Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended June 30, 2008 and 2007, we have excluded 413,916 and 305,750 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six months ended June 30, 2008 and 2007, we have excluded 385,308 and 155,063 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been antidilutive.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings per share for the three and six months ended June 30, 2008 and 2007 are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share amounts)	2008	2007	2008	2007
BASIC
Net income	$3,495	$4,546	$5,968	$9,183

Weighted-average common shares outstanding	14,033	14,437	14,256	14,282

Basic earnings per share	$0.25	$0.31	$0.42	$0.64

DILUTED
Net income	$3,495	$4,546	$5,968	$9,183

Weighted-average common shares outstanding for basic	14,033	14,437	14,256	14,282
Dilutive effect of stock options and restricted stock	514	825	499	802

Weighted-average common shares outstanding on a diluted basis	14,547	15,262	14,755	15,084

Diluted earnings per share	$0.24	$0.30	$0.40	$0.61

Note 8: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net income	$3,495	$4,546	$5,968	$9,183
Other comprehensive (loss) income:
Foreign currency translations (1)	(263)	1,168	7,583	1,940

Comprehensive income:	$3,232	$5,714	$13,551	$11,123

(1)	The foreign currency translation gains of $7.6 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively, were due to the weakening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.58 and 1.46 at June 30, 2008 and December 31, 2007, respectively, and 1.35 and 1.32 at June 30, 2007 and December 31, 2006, respectively.
Note 9: Revolving Credit Line
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2008 using LIBOR plus a fixed margin of 1.25% was 4.56%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At June 30, 2008, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2008, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. The available balance on the line of credit was $15 million as of June 30, 2008. Furthermore, as of June 30, 2008, we were in compliance with all financial covenants required by the Credit Facility.
Under our Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006 through June 30, 2008, we have purchased 1,321,804 shares of our common stock, leaving 678,196 shares available for purchase under the Credit Facility.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10: Other Accrued Expenses
The components of other accrued expenses are listed below:

	June 30,	December 31,
(In thousands)	2008	2007
Accrued freight	$701	$1,435
Accrued professional fees	723	580
Accrued advertising and marketing	769	735
Deferred income taxes	428	511
Accrued third-party commissions	476	204
Accrued sales and VAT taxes	176	499
Other	2,648	2,603

Total other accrued expenses	$5,921	$6,567

Note 11: Treasury Stock
During the six months ended June 30, 2008 and 2007, we repurchased 753,904 and 71,300 shares of our common stock at a cost of $17.5 million and $2.4 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold shares for future use as management and the Board of Directors deem appropriate, including compensating outside directors and executives of the Company. During the six months ended June 30, 2008 and 2007, we issued 11,250 and 12,188 shares, respectively, to outside directors for services performed (see Note 2).
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Domestic and international goodwill are as follows:

	June 30,	December 31,
(In thousands)	2008	2007
Goodwill
United States	$8,314	$8,314
International (1)	2,729	2,549

Total	$11,043	$10,863

(1)	The difference in international goodwill reported at June 30, 2008, as compared to the goodwill reported at December 31, 2007, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
Besides goodwill, our intangible assets consist principally of distribution rights, patents, trademarks, purchased technologies and capitalized software development costs. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years.
Information regarding our other intangible assets is as follows (in thousands):

	June 30, 2008 (1)	December 31, 2007 (1)
Carrying amount:
Distribution rights (10 years)	$452	$419
Patents (10 years)	6,774	6,335
Trademark and trade names (10 years)	840	840
Developed and core technology (5 years)	1,630	1,630
Capitalized software (1-2 years)	513	499
Other (5-7 years)	370	370

Total carrying amount	$10,579	$10,093

Accumulated amortization:
Distribution rights	$60	$56
Patents	2,987	2,695
Trademark and trade names	315	273
Developed and core technology	1,223	1,060
Capitalized software	179	68
Other	278	241

Total accumulated amortization	$5,042	$4,393

Net carrying amount:
Distribution rights	$392	$363
Patents	3,787	3,640
Trademark and trade names	525	567
Developed and core technology	407	570
Capitalized software	334	431
Other	92	129

Total net carrying amount	$5,537	$5,700

(1)	This table excludes fully amortized intangible assets of $5.5 million as of June 30, 2008 and December 31, 2007.
Amortization expense, including the amortization of capitalized software development, which is recorded in cost of sales, for the three and six months ended June 30, 2008 was approximately $0.3 million and $0.7 million, respectively. Amortization expense for the three and six months ended June 30, 2007 was approximately $0.4 million and $0.7 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 and thereafter are as follows:

(In thousands)
2008 (remaining 6 months)	$697
2009	1,235
2010	744
2011	737
2012	737
Thereafter	1,387

Total	$5,537

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
Foreign Operations
Our sales to external customers and long-lived tangible assets by geographic area are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net Sales
United States	$37,453	$43,143	$69,812	$82,822
International:
Asia	13,988	8,462	24,694	14,076
United Kingdom	5,134	7,087	10,742	16,353
Spain	2,119	1,567	4,846	2,976
Germany	1,453	1,214	3,573	2,818
France	1,362	774	2,731	1,682
South Africa	1,318	1,643	2,172	2,594
Australia	1,727	226	2,604	753
Switzerland	96	1,638	652	2,977
All Other	6,034	5,724	10,049	10,446

Total International	33,231	28,335	62,063	54,675

Total Net Sales	$70,684	$71,478	$131,875	$137,497

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Our geographic long-lived asset information is as follows:

(In thousands)	June 30, 2008	December 31, 2007
Long-lived Tangible Assets
United States	$6,237	$5,238
International	3,165	2,689

Total	$9,402	$7,927

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
We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $101 thousand for the three months ended June 30, 2008 and a net pre-tax gain of approximately $51 thousand for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, we had a pre-tax gain of approximately $533 thousand and $233 thousand, respectively. We had two foreign currency exchange contracts outstanding at June 30, 2008. These are forward contracts with the notional values of $7.0 million and $2.0 million. At December 31, 2007 we had one foreign currency exchange contract outstanding, a forward contract with a notional value of $5.0 million, which settled on January 25, 2008. The fair value of the outstanding forward contract as of December 31, 2007 was $11 thousand, which was included in prepaid expenses and other current assets.
We held one US dollar/ Euro forward contract with a notional value of $7.0 million and a forward rate of $1.5766 US dollar/ Euro, respectively as of June 30, 2008. We also held one GBP/ Euro forward contract with a notional value $2.0 million and a forward rate of £ 0.7966 GBP/ Euro as of June 30, 2008. We held the Euro position on these contracts, which are both due for settlement on July 25, 2008. The aggregate loss on these contracts as of June 30, 2008 was $29 thousand and is included in other accrued expenses.
Note 15: Contingencies
Indemnities
We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware and we have entered into Indemnification Agreements with each of our directors and executive officers. In addition, we purchased directors and officers’ insurance to insure our individual directors and officers against certain claims and attorney’s fees and related expenses incurred in connection with the defense of such claim. The amounts and types of coverage may vary from period to period as dictated by market conditions. Management is not aware of any matters that require indemnification of its officers or directors.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in the liability for product warranties are presented below (in thousands):

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Six Months Ended June 30, 2008 (1)	$178	—	$(86)	$92
Six Months Ended June 30, 2007 (1)	$416	$(146)	$(170)	$100

(1)	In the second quarter of 2007, we renegotiated pricing terms with our third party warranty repair vendor which resulted in lower warranty costs per unit. As a result, our warranty accrual was reduced to reflect the lower pricing.
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
On February 7, 2008, we filed suit against Gibson Audio, a Division of Gibson Guitar Corp., Gibson Guitar Corp., and Gibson Musical Instruments, Inc. seeking payment of the remaining balance of a minimum royalty fee due us under a software agreement. On March 10, 2008 the Gibson companies answered our complaint with a general denial of all of our allegations. Also, the Gibson companies counterclaimed that we breached various aspects of the software agreement and that they are seeking unspecified damages. We disagree vigorously with their denials of liability and with their counterclaims and will continue to pursue this matter. As we are in the early stages of discovery, we are unable to estimate the likely outcome of this matter and the amount, if any, of recovery of the balance due us at this time.
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.
Long-Term Incentive Plan
During the second quarter of 2007, we adopted a Long-Term Incentive Plan (“LTIP”), effective January 1, 2007, that provides a bonus pool for the executive management team contingent on achieving certain performance goals for the two-year period commencing on January 1, 2007 and ending on December 31, 2008, involving sales growth and earnings per diluted share. Vesting in the bonus pool will occur in eight equal quarterly increments commencing with the quarter ending March 31, 2009 and will continue as long as the participant remains an employee of our company. Payment of the vested portion of the bonus pool will occur on the vesting date, unless the participant elects to defer such payment, and will be made in cash, our common stock, or a combination of cash and stock (at our company’s discretion). Our Board of Directors believes that a four-year performance and vesting time period is appropriate. The LTIP commits a maximum of $12 million in bonus if the highest performance goals are met. During the first quarter of 2008, due to lower net sales projections for 2008, we lowered our annual LTIP accrual from $1.0 million at December 31, 2007 to $0.8 million at March 31, 2008 resulting in a $175 thousand benefit to pre-tax income. The LTIP accrual is approximately $1.0 million at June 30, 2008 and is included in other long-term liabilities.

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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers over 355,000 individual device functions and over 3,400 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
Since the third quarter of 2006, we have been operating as one business segment. We have eleven operating subsidiaries located in Argentina, France, two in Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom.
To recap our results for the first six months of 2008:
•	revenue declined year-over-year in the first six months of 2008 by 4.1%, from $137.5 million in the first six months of 2007 to $131.9 million in the first six months of 2008, and net income was $6.0 million, or $0.40 per diluted share in the first six months of 2008, compared to $9.2 million, or $0.61 per diluted share in the first six months of 2007;

•	we repurchased 753,904 shares of common stock for $17.5 million, at an average price of $23.20 per share;
Our business objectives for the remainder of 2008 include the following:
•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Asia in particular;

•	continue to develop industry-leading technologies and products; and

•	continue to evaluate potential merger and acquisition opportunities that may enhance our business.
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
Stock-Based Compensation
We follow the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Stock-based compensation expense is presented in the same income statement line as cash compensation paid to the same employees or directors. During the three months ended June 30, 2008 and 2007, we recorded $1.1 million and $0.8 million, respectively, of pre-tax stock-based compensation expense. During the six months ended June 30, 2008 and 2007, we recorded $2.3 million and $1.5 million, respectively, of pre-tax stock-based compensation expense.
Stock-based compensation expense was included in the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Cost of sales	$5	$7	$9	$13
Research and development	106	106	205	185
Selling, general and administrative	1,021	692	2,097	1,283

Stock-based compensation expense before income taxes	$1,132	$805	$2,311	$1,481

As of June 30, 2008, we expect to recognize $4.0 million of total unrecognized compensation expense related to non-vested stock options over a weighted-average life of 2.2 years.
Included in SG&A stock-based compensation expense is $206 thousand and $117 thousand in pre-tax compensation expense for the three months ended June 30, 2008 and 2007, respectively, related to stock awards granted to outside directors. Included in SG&A stock-based compensation expense is $387 thousand and $234 thousand in pre-tax compensation expense for the six months ended June 30, 2008 and 2007, respectively, related to stock awards granted to outside directors. We issue restricted stock awards to the outside directors for services performed. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year.
Additionally, in the first quarter of 2008 during the annual review cycle, the Compensation Committee granted our executives 115,926 shares of restricted stock under the 2006 Stock Incentive Plan. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives. Each executive grant is subject to a three-year vesting period. For the three and six months ended June 30, 2008, the stock-based compensation expense related to this award was $228 thousand and $456 thousand, respectively, and is included in SG&A.

Under SFAS 123R, compensation expense related to restricted stock awards granted to outside directors and executives is based on the fair value of the shares awarded as of the grant date. The fair value of non-vested shares is determined based on the average of the high and low trade prices of our company’s shares on the grant date.
As of June 30, 2008, we expect to recognize $2.3 million in unrecognized compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.5 years.
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
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of sales	65.7	65.5	65.2	64.4

Gross profit	34.3	34.5	34.8	35.6
Research and development expenses	3.0	3.2	3.3	3.3
Selling, general and administrative expenses	25.1	22.9	26.2	23.5

Operating expenses	28.1	26.1	29.5	26.8

Operating income	6.2	8.4	5.3	8.8
Interest income, net	1.2	1.0	1.4	1.0
Other income (expense), net	0.0	0.0	0.1	0.1

Income before income taxes	7.4	9.4	6.8	9.9

Provision for income taxes	(2.5)	(3.1)	(2.3)	(3.2)

Net income	4.9%	6.3%	4.5%	6.7%

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007:
The following table sets forth our net sales by our Business and Consumer lines for the three months ended June 30, 2008 and 2007:

	2008		2007
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$56.8	80.3%	$60.5	84.6%
Consumer	13.9	19.7%	11.0	15.4%

Total net sales	$70.7	100.0%	$71.5	100.0%

Overview
Net sales for the second quarter of 2008 were $70.7 million, a decrease of 1% compared to $71.5 million for the second quarter of 2007. Net income for the second quarter of 2008 was $3.5 million or $0.25 per share (basic) and $0.24 per share (diluted) compared to $4.5 million or $0.31 per share (basic) and $0.30 per share (diluted) for the second quarter of 2007.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 80% of net sales in the second quarter of 2008 compared to approximately 85% in the second quarter of 2007. Net sales in our Business line for the second quarter of 2008 decreased by 6% to $56.8 million from $60.5 million in the second quarter of 2007. This decrease in sales resulted primarily from a decrease in the volume of remote control sales with our subscription broadcasting customers. Sales in the second quarter of 2007 were favorably impacted by the mid-year Open Cable Application Platform (“OCAP”) compliance deadline, as some of our key customers ordered additional product ahead of the deadline. In spite of the difficult comparison with the second quarter of 2007, the roll out of advanced functions such as digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”) continues. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. We expect Business category revenue to range between $234 million and $244 million for the full year 2008.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 20% of net sales for the second quarter of 2008 compared to approximately 15% for the second quarter of 2007. Net sales in our Consumer lines for the second quarter of 2008 increased by 26.5% to $13.9 million, from $11.0 million in the second quarter of 2007. CEDIA sales increased by $1.8 million compared to the second quarter of 2007, primarily due to the launch of a new Nevo product that occurred in the second quarter of 2008. International retail sales increased by $1.7 million compared to the second quarter of 2007, mainly due to increased distribution in the UK market. International retail sales were favorably impacted by the strengthening of both the Euro and the British Pound compared to the U.S. Dollar, which resulted in an increase in net sales of approximately $0.5 million. Net of this positive currency effect, international retail sales increased by $1.2 million. Partially offsetting these increases were private label sales, which decreased $0.6 million, to $0.4 million in the second quarter of 2008 from $1.0 million in the second quarter of 2007. This was due to a decline in the volume of remote control sales to our private label partners. We expect Consumer category revenue to range between $67 million and $77 million for the full year 2008.
Gross profit for the second quarter of 2008 was $24.2 million compared to $24.6 million for the second quarter of 2007. Gross profit as a percent of sales for the second quarter of 2008 was 34.3% compared to 34.5% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily attributable to product mix within our business lines, partially offset by a shift in mix towards our higher-margin consumer lines, which generally have a higher gross profit rate as compared to our other sales. This change in mix resulted in a 1.4% decrease in the gross profit rate. Included in this mix calculation is an increase in royalty revenue of $1.0 million which favorably impacted the gross margin rate by 1.0%. Partially offsetting the decrease in the gross profit rate was a reduction of $1.0 million of freight, handling and duty expense, which increased the gross profit rate by 1.3%. In the second quarter of 2008, there was a decrease in the percentage of units shipped by air compared to the second quarter of 2007.
Research and development expenses decreased 6% from $2.3 million in the second quarter of 2007 to $2.1 million in the second quarter of 2008. The decrease is due to the completion of the latest development phase for the Nevo® platform that took place in late 2007. We expect research and development expenses to remain near current levels for the remaining quarters of 2008.
Selling, general and administrative expenses increased 8% from $16.4 million in the second quarter of 2007 to $17.7 million in the second quarter of 2008. The strengthening of both the Euro and British Pound compared to the U.S. Dollar resulted in an increase of $1.2 million, stock-based compensation increased by $0.3 million due to grants that occurred in the first quarter of 2008, sales commissions increased by $0.3 million, payroll and benefits increased by $0.2 million, and depreciation increased by $0.2 million. These increases were partially offset by lower delivery and freight expense, which decreased by $0.4 million, long-term incentive plan expense, which decreased by $0.3 million, and travel, which decreased by $0.3 million. We expect that selling, general and administrative expenses to range between $68 million and $72 million for the full year 2008.
In the second quarter of 2008, we recorded $0.9 million of net interest income compared to $0.7 million in the second quarter of 2007. This increase is due to higher money market rates and a higher average cash balance. We expect net interest income to range between $3.3 million and $3.8 million for the full year 2008.
We recorded income tax expense of $1.8 million in the second quarter of 2008 compared to $2.2 million in the second quarter of 2007. Our effective tax rate was 33.4% in the second quarter of 2008 compared to 32.5% in the second quarter of 2007. The increase in our effective tax rate is due primarily to the expiration of the federal research and development tax credit statute, which occurred on December 31, 2007. We estimate that our effective tax rate will range between 33% and 35% for the full year 2008.
Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007:
The following table sets forth our net sales by our Business and Consumer lines for the six months ended June 30, 2008 and 2007:

	2008		2007
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$105.1	79.7%	$110.7	80.5%
Consumer	26.8	20.3%	26.8	19.5%

Total net sales	$131.9	100.0%	$137.5	100.0%

Overview
Net sales for the six months ended June 30, 2008 were $131.9 million, a decrease of 4% compared to $137.5 million for the six months ended June 30, 2007. Net income for the six months ended June 30, 2008 was $6.0 million or $0.42 per share (basic) and $0.40 per share (diluted) compared to $9.2 million or $0.64 per share (basic) and $0.61 per share (diluted) for the six months ended June 30, 2007.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 80% of net sales for the six months ended June 30, 2008 compared to approximately 81% for the six months ended June 30, 2007. Net sales in our Business lines for the six months ended June 30, 2008 decreased by 5% to $105.1 million from $110.7 million for the same period last year. This decrease in sales resulted primarily from a decrease in the volume of remote control sales with our subscription broadcasting customers. Sales in the first half of 2007 were favorably impacted by the mid-year Open Cable Application Platform (“OCAP”) compliance deadline, as some of our key customers ordered additional product ahead of the deadline. In spite of the difficult comparison with the first half of 2007, the roll out of advanced functions such as digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”) continues. We expect the deployment of the advanced function set-top boxes by the service operators to continue into the foreseeable future as penetration for each of these functions continues to increase. We expect Business category revenue to range between $234 million and $244 million for the full year 2008.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 20% of net sales for the six months ended June 30, 2008 compared to approximately 19% for the six months ended June 30, 2007. Net sales in our Consumer lines for the six months ended June 30, 2008 and 2007 were flat at $26.8 million for both periods. International retail sales increased 5% to $22.1 million for the six months ended June 30, 2008 from $21.1 million for the six months ended June 30, 2007. This increase was primarily attributable to the strengthening of both the Euro and British Pound compared to the U.S. Dollar. The impact of the stronger currencies resulted in an increase in net sales of approximately $1.1 million. Net of this positive currency effect, international retail sales were relatively flat. There were decreases in private label sales, which decreased $0.6 million, to $1.0 million in the first six months of 2008 from $1.6 million in the first six months of 2007. This was due to a decline in the volume of remote control sales to our private label partners. United States direct import licensing and product revenues for the first six months of 2008 decreased by $0.3 million or 37% to $0.4 million in 2008 from $0.7 million in 2007, due to a decline in Kameleon sales in North America and the expiration of a license agreement. We expect Consumer category revenue to range between $67 million and $77 million for the full year 2008.
Gross profit for the six months ended June 30, 2008 was $45.9 million compared to $49.0 million for the six months ended June 30, 2007. Gross profit as a percentage of net sales for the six months ended June 30, 2008 was 34.8% compared to 35.6% for the six months ended June 30, 2007. The decrease in gross profit as a percentage of net sales was primarily attributable to product mix within our business lines, partially offset by a shift in mix towards our higher-margin consumer lines, which generally have a higher gross profit rate as compared to our other sales. This change in mix resulted in a 2.4% decrease in the gross profit rate. Included in this mix calculation is an increase in royalty revenue of $1.9 million which favorably impacted the gross margin rate by 0.9%. Partially offsetting the decrease in the gross profit rate was a reduction of $1.6 million of freight, handling and duty expense, which increased the gross profit rate by 1.1%. In the first half of 2008, there was a decrease in the percentage of units shipped by air compared to the first half of 2007. Royalty expense decreased by $0.7 million, resulting from lower sales of SKY-branded retail products, which added 0.5% to the gross profit rate.
Research and development expenses decreased 6% from $4.6 million in the six months ended June 30, 2007 to $4.3 million in the six months ended June 30, 2008. The decrease is due to the completion of the latest development phase for the Nevo® platform that took place in late 2007. We expect research and development expenses to remain near current levels for the remaining quarters of 2008.
Selling, general and administrative expenses increased 7% from $32.2 million in the six months ended June 30, 2007 to $34.6 million in the six months ended June 30, 2008. The strengthening of both the Euro and British Pound compared to the U.S. Dollar resulted in an increase of $2.2 million, and stock-based compensation increased by $0.8 million due to grants that occurred in the first quarter of 2008. These increases were partially offset by long-term incentive plan expense, which decreased by $0.5 million. We expect that selling, general and administrative expenses to range between $68 million and $72 million for the full year 2008.
In the six months ended June 30, 2008, we recorded $1.8 million of net interest income compared to $1.3 million during the six months ended June 30, 2007. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect net interest income to range between $3.3 million and $3.8 million for the full year 2008.
For the six months ended June 30, 2008, net other income was $0.2 million as compared to $0.1 million for the six months ended June 30, 2007. Approximately $0.2 million of net other income in the six months ended June 30, 2008 was the result of a foreign exchange gain, compared to a foreign exchange gain of $0.1 million for the six months ended June 30, 2007, net of gains/losses on foreign currency forward contracts.
We recorded income tax expense of $3.0 million for the six months ended June 30, 2008 compared to $4.4 million for the six months ended June 30, 2007. Our effective tax rate was 33.8% during the six months ended June 30, 2008 compared to 32.5% during the six months ended June 30, 2007. The increase in our effective tax rate is due primarily to the expiration of the federal research and development tax credit statute, which occurred on December 31, 2007. We estimate that our effective tax rate will range between 33% and 35% for the full year 2008.

Liquidity and Capital Resources
Financial Condition (Sources and Uses of Cash):

	Six months ended	(Decrease)/	Six months ended
(In thousands)	June 30, 2008	Increase in cash	June 30, 2007
Net cash provided by operating activities	$17,389	$12,505	$4,884
Net cash used for investing activities	(3,962)	(1,277)	(2,685)
Net cash (used for) provided by financing activities	(16,830)	(23,545)	6,715
Effect of exchange rate changes on cash	5,008	3,558	1,450

	June 30, 2008	Increase/(Decrease)	December 31, 2007
Cash and cash equivalents	$88,215	$1,605	$86,610
Working capital	137,882	(2,448)	140,330
Net cash provided by operating activities for the first six months of 2008 was $17.4 million as compared to $4.9 million in the first six months of 2007. The increase in cash provided by operating activities was primarily driven by a comparative improvement in our days sales outstanding from the first six months of 2007 to the first six months of 2008. During the first six months of 2007, days sales outstanding increased from 67 days at December 31, 2006 to 75 days at June 30, 2007 compared to an improvement in days sales outstanding from 82 days at December 31, 2007 to 74 days at June 30, 2008. In addition, in an effort to improve our cash conversion cycle, we have extended the payment cycle to various vendors.
Partially offsetting the aforementioned improvement in our cash conversion cycle is a decrease in our inventory turns from 7.1 turns in the second quarter of 2007 to 4.4 turns in the second quarter of 2008. Inventory levels are higher at June 30, 2008 compared to June 30, 2007 as we are building product in advance of the two upcoming strong volume quarters.
Net cash used for investing activities for the first six months of 2008 was $4.0 million as compared to $2.7 million for the first six months of 2007. The increase in cash used for investing activities was primarily due to an increase in leasehold improvements and acquisition of furniture and fixtures related to the renovation of our corporate headquarters. During the first quarter of 2007, we began to renovate and expand our corporate headquarters. Construction was completed during the first quarter of 2008. The total cost of this renovation was approximately $2.0 million, which was financed through our current operations, and a $0.4 million tenant improvement allowance to be collected from the landlord in the third quarter of 2008.
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
Net cash used for financing activities for the first six months of 2008 was $16.8 million as compared to cash provided by financing activities of $6.7 million for the first six months of 2007. The increase in cash used for financing activities was primarily due to the repurchase of 753,904 shares of our common stock for a total cost of $17.5 million in the first six months of 2008. During the first six months of 2007, we repurchased 71,300 shares of our common stock for a total cost of $2.4 million. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.
In addition, proceeds from stock exercises were $0.5 million during the first six months of 2008 compared to $8.0 million in the first six months of 2007.
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. Under the amended Credit Facility, we have authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006, through June 30, 2008, we purchased 1,321,804 shares of our common stock, leaving 678,196 shares available for purchase under the Credit Facility. During 2008 we may continue to purchase shares of our common stock if we believe conditions are favorable and to offset the dilutive effect of stock option exercises.

Contractual Obligations
At June 30, 2008 our contractual obligations were $36.0 million compared to $25.6 million as reported on our Annual Report on Form 10-K as of December 31, 2007. The following table summarizes our contractual obligations at June 30, 2008 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(in thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$6,136	$1,870	$3,720	$546	$—
Purchase obligations(1)	29,901	9,661	14,720	5,520	—

Total contractual obligations	$36,037	$11,531	$18,440	$6,066	$—

(1)	Purchase obligations include payments due under two vendor agreements to purchase minimum quantities of inventory.
Liquidity
We generally use cash provided by operations as our primary source of liquidity, since internally generated cash flows are typically sufficient to support business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At June 30 2008, we had $137.9 million of working capital as compared to $140.3 million at December 31, 2007.
Our cash balances are held in the United States and Europe. At June 30, 2008, we had approximately $7.2 million and $81.0 million of cash and cash equivalents in the United States and Europe, respectively.
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the LIBOR rate plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2008 using the LIBOR Rate option plus a fixed margin of 1.25% was 4.56%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of this period’s year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2008, we did not have any amounts outstanding under the Credit Facility or any outstanding import letters of credit. As of June 30, 2008, we had available $15 million on the line of credit. Furthermore we were in compliance with all financial covenants required by the Credit Facility as of June 30, 2008.
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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, “Business Combinations”, or SFAS 141R, “Business Combinations”, regardless of whether those assets and liabilities are related to leases. Additionally in February 2008 the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. We will apply the provisions as necessary (i.e. annual year-end impairment review of goodwill and intangible assets). As a result, the adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition during the six months ended June 30, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of 2008. The adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition during the six months ended June 30, 2008.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin 51 (“ARB 51”), “Consolidated Financial Statements,” by defining a new term-noncontrolling interests-to replace what were previously called minority interests. The new standard establishes noncontrolling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the noncontrolling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying noncontrolling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for noncontrolling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the noncontrolling owners. The reporting requirements are required to be applied retrospectively. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We currently do not believe that the adoption of SFAS 160 will have a significant effect on our financial statements as we do not have any noncontrolling equity interests of a consolidated subsidiary.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

In June 2008, the FASB issued FASB Staff Position on EITF 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earning per share under FASB Statement No. 128, “Earnings per Share”. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and should be applied retrospectively to all prior periods. Early adoption is prohibited. FSP EITF 03-6-1 is effective for us beginning January 1, 2009. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated results of operations and financial condition.
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
On August 31, 2006, we amended our credit facility to extend for an additional three years, expiring on August 31, 2009. The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the LIBOR rate plus a fixed margin of 1.25%; the rate is affected by changes in market interest rates. At June 30, 2008, we had no borrowings on our credit facility. The interest rate in effect on the credit facility as of June 30, 2008 using the LIBOR Rate option plus a fixed margin of 1.25% was 4.56%.
At June 30, 2008 we had wholly owned subsidiaries in the Netherlands, United Kingdom, Germany, France, Argentina, Spain, Italy, Singapore, Hong Kong and India. Sales from these operations are typically denominated in local currencies such as the Euro and the British Pound, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. From time to time, we enter into foreign currency exchange agreements to manage our exposure arising from fluctuating exchange rates that affect cash flows and our reported income. Contract terms for the foreign currency exchange agreements normally last less than nine months. We do not enter into any derivative transactions for speculative purposes.
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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at June 30, 2008, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from June 30, 2008, net income and cash flows in the third quarter of 2008 would fluctuate by approximately $0.2 million and $9.6 million, respectively.
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
On February 7, 2008, we filed suit against Gibson Audio, a Division of Gibson Guitar Corp., Gibson Guitar Corp., and Gibson Musical Instruments, Inc. seeking payment of the remaining balance of a minimum royalty fee due us under a software agreement. On March 10, 2008 the Gibson companies answered our complaint with a general denial of all of our allegations. Also, as is typical, the Gibson companies counterclaimed that we breached various aspects of the software agreement and that they are seeking unspecified damages. We disagree vigorously with their denials of liability and with their counterclaims and will continue to pursue this matter. As we are in the early stages of discovery, we are unable to estimate the likely outcome of this matter and the amount, if any, of recovery of the balance due us at this time.
There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters has merit and we intend to vigorously defend ourselves against each claim.
We maintain directors’ and officers’ liability insurance to insure our individual directors and officers against certain claims and attorney’s fees and related expenses incurred in connection with the defense of such claims.
ITEM 1A. RISK FACTORS
For risk factors, see “Risk Factors” in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933.
We have authority under the Credit Facility to acquire up to 2.0 million shares of our common stock in market purchases. Between August 31, 2006, the date of amendment of the Credit Facility, and June 30, 2008, we purchased 1,321,804 shares of our common stock leaving 678,196 remaining shares authorized for purchase under the Credit Facility. We repurchased 253,904 shares during the quarter ended June 30, 2008, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable, or to manage dilution created by shares issued under the employee stock plans. Purchase information for the second quarter of 2008 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2008 – April 30, 2008	3,904	$24.21	N/A	N/A
May 1, 2008 – May 31, 2008	206,500	23.50	N/A	N/A
June 1, 2008 – June 30, 2008	43,500	24.97	N/A	N/A

Total Q2 2008	253,904	$23.76	N/A	N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting on June 12, 2008. The terms of all of our directors expired at the meeting. All of the directors nominated were re-elected by the stockholders for the term indicated. In addition, the stockholders ratified the appointment of our independent registered public accounting firm.
Results of the voting were as follows:
Election of Directors:

Nominee	Term Expiring in	In Favor	Withheld
Paul D. Arling	2009	13,282,757	300,709
Satjiv S. Chahil	2010	13,422,870	160,596
William C. Mulligan	2010	13,174,917	408,549
J. C. Sparkman	2010	13,418,285	165,181
Gregory P. Stapleton	2010	13,409,220	174,246
Edward K. Zinser	2010	13,422,170	161,296
Ratification of the appointment of Grant Thornton, as our independent registered public accounting firm for the year ending December 31, 2008:

In Favor	Opposed	Abstain
13,574,583	4,885	3,998

ITEM 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	Universal Electronics Inc.

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