Form 10-Q
period 2008-09-30
UNIVERSAL ELECTRONICS INC
filed 2008-11-07
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,982,924 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 4, 2008.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$75,860	$86,610
Accounts receivable, net	60,612	60,146
Inventories, net	40,549	34,906
Prepaid expenses and other current assets	2,606	1,874
Deferred income taxes	2,828	2,871

Total current assets	182,455	186,407
Equipment, furniture and fixtures, net	8,905	7,558
Goodwill	10,782	10,863
Intangible assets, net	5,663	5,700
Other assets	387	369
Deferred income taxes	6,860	6,388

Total assets	$215,052	$217,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,322	$29,382
Accrued sales discounts, rebates and royalties	5,145	4,671
Accrued income taxes	1,398	1,720
Accrued compensation	3,076	3,737
Other accrued expenses	7,482	6,567

Total current liabilities	54,423	46,077

Long-term liabilities:
Deferred income taxes	138	127
Income tax payable	1,506	1,506
Other long-term liabilities	1,118	1,333

Total liabilities	57,185	49,043

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,677,378 and 18,547,019 shares issued at September 30, 2008 and December 31, 2007, respectively	187	185
Paid-in capital	119,329	114,441
Accumulated other comprehensive income	7,290	11,221
Retained earnings	98,481	88,508

	225,287	214,355

Less cost of common stock in treasury, 4,871,965 and 3,975,439 shares at September 30, 2008 and December 31, 2007, respectively	(67,420)	(46,113)

Total stockholders’ equity	157,867	168,242

Total liabilities and stockholders’ equity	$215,052	$217,285

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$76,532	$68,961	$208,407	$206,458
Cost of sales	51,604	43,224	137,532	131,754

Gross profit	24,928	25,737	70,875	74,704

Research and development expenses	1,985	2,070	6,302	6,661
Selling, general and administrative expenses	17,033	17,393	51,623	49,611

Operating income	5,910	6,274	12,950	18,432
Interest income, net	859	879	2,649	2,199
Other (expense) income, net	(417)	13	(237)	134

Income before provision for income taxes	6,352	7,166	15,362	20,765
Provision for income taxes	(2,347)	(2,251)	(5,389)	(6,667)

Net income	$4,005	$4,915	$9,973	$14,098

Earnings per share:
Basic	$0.29	$0.34	$0.71	$0.98

Diluted	$0.28	$0.32	$0.68	$0.93

Shares used in computing earnings per share:
Basic	13,919	14,508	14,144	14,358

Diluted	14,420	15,280	14,643	15,149

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash provided by operating activities:
Net income	$9,973	$14,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,365	3,264
Provision for doubtful accounts	107	25
Provision for inventory write-downs	1,695	1,555
Provision (benefit) for deferred income taxes	(446)	674
Tax benefit from exercise of stock options	416	2,518
Excess tax benefit from stock-based compensation	(337)	(1,833)
Shares issued for employee benefit plan	443	539
Stock-based compensation	3,307	2,583

Changes in operating assets and liabilities:
Accounts receivable	(1,600)	(6,285)
Inventories	(8,060)	(6,594)
Prepaid expenses and other assets	(814)	24
Accounts payable and accrued expenses	9,346	9,650
Accrued income taxes	(250)	(3,600)

Net cash provided by operating activities	18,145	16,618

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(4,803)	(3,025)
Acquisition of intangible assets	(1,058)	(1,137)

Net cash used for investing activities	(5,861)	(4,162)

Cash (used for) provided by financing activities:
Proceeds from stock options exercised	983	9,535
Treasury stock purchased	(21,565)	(9,426)
Excess tax benefit from stock-based compensation	337	1,833

Net cash (used for) provided by financing activities	(20,245)	1,942

Effect of exchange rate changes on cash	(2,789)	4,025

Net (decrease) increase in cash and cash equivalents	(10,750)	18,423

Cash and cash equivalents at beginning of period	86,610	66,075

Cash and cash equivalents at end of period	$75,860	$84,498

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Significant Accounting Policies
In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its wholly-owned subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, the terms “Company”, “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Our results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments, estimates and assumptions, and they may be adjusted as more information becomes available. Any adjustment may be significant.
Our accounting policy for revenue recognition is included below. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of the remainder of our significant accounting policies.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We may from time to time initiate the sale or license of certain intellectual property, including patented technologies, trademarks, or a particular database of infrared codes. When a fixed upfront fee is received in exchange for the conveyance of a patent, trademark, or database delivered that represents the culmination of the earnings process, we record revenue when delivery has occurred, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. We record license revenue when our customers’ ship products incorporating our intellectual property, persuasive evidence of an arrangement exist, the sales price is fixed or determinable, and collectibility is reasonably assured.
When a sales arrangement contains multiple elements, such as software products, licenses and/or services, we allocate revenue to each element based on its relative fair value. The fair values for the multiple elements are determined based on vendor specific objective evidence (“VSOE”), or the price charged when the element is sold separately. The residual method is utilized when VSOE exists for the undelivered elements, but not for the delivered element. This is performed by allocating revenue to the undelivered elements (that have VSOE) and the residual revenue, net of any discounts, to the delivered elements. When the fair value for an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered element is delivered. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.
We recognize service revenue involving the significant production, modification or customization of software in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We recognize revenue and profit as work progresses on these long-term, fixed price contracts using the percentage-of-completion method. When applying the percentage-of-completion method, we rely on estimates of total expected contract revenue and total labor hours which are provided by our project managers. We follow this method because reasonably dependable estimates of the revenue and labor applicable to various stages of these contracts can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions to revenue and profit estimates are charged to income in the period in which the facts that give rise to the revision become known, and losses are accrued when identified.
In accordance with EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, we present all non-income government-assessed taxes collected from our customers (including sales, use and value added taxes) on a net basis and, as such, are recorded in other accrued expenses until they are remitted to the applicable governmental authority.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued their first Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, “Business Combinations”, or SFAS 141R, “Business Combinations”, regardless of whether those assets and liabilities are related to leases. In addition, in February 2008, the FASB issued their second Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. The adoption of SFAS 157 did not have a material effect on our consolidated results of operations and financial condition during the nine months ended September 30, 2008 (see Note 14 for related disclosure). In addition, we do not believe that the adoption of FSP FAS 157-2 will have a material effect on our consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of 2008. The adoption of SFAS 159 did not have a material effect on our consolidated results of operations and financial condition during the nine months ended September 30, 2008.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by us in the first quarter of 2008. We did not have any arrangements with advance payments and therefore the adoption of EITF 07-3 did not have a material effect on our consolidated financial position, results of operations or cash flows for the periods presented.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We do not believe that the adoption of Statement 141R will have a material effect on our financial statements; however, the effect is dependent upon whether we make any future acquisitions and the specific attributes of those acquisitions.
In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes disclosure requirements for transactions between participants in a collaborative arrangement and between participants and third parties in the arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 is effective for us beginning January 1, 2009. Currently, we do not have any collaborative arrangements; therefore, we do not believe that the adoption of EITF 07-1 will have a material effect on our consolidated results of operations and financial condition.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin 51, “Consolidated Financial Statements,” by defining a new term — noncontrolling interests — to replace what were previously called minority interests. The new standard establishes noncontrolling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the noncontrolling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying noncontrolling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for noncontrolling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the noncontrolling owners. The reporting requirements are required to be applied retrospectively. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We do not believe that the adoption of SFAS 160 will have a material effect on our financial statements as we do not have any noncontrolling equity interests of a consolidated subsidiary.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 is effective for us beginning January 1, 2009. The adoption of SFAS 161 did not have a material effect on our consolidated results of operations and financial condition during the nine months ended September 30, 2008.
In April 2008, the FASB issued Staff Position 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered while developing renewal or extension assumptions to be utilized when determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. GAAP. The FSP FAS 142-3 requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. FSP FAS 142-3 is effective for us beginning January 1, 2009. We are currently assessing the impact that FSP FAS 142-3 will have on our consolidated results of operations and financial condition.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States (the GAAP hierarchy). SFAS 162 will become effective for us during the fourth quarter of 2008. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.
In June 2008, the FASB issued a Staff Position on EITF 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under FASB Statement No. 128, “Earnings per Share”. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and should be applied retrospectively to all prior periods. Early adoption

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
is prohibited. FSP EITF 03-6-1 is effective for us beginning January 1, 2009. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated results of operations and financial condition.
In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material effect on our consolidated financial position and results of operations.
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard is not expected to have a material effect on our consolidated financial position and results of operations.
In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS 157 in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material effect on our consolidated financial position and results of operations.
Note 2: Stock-Based Compensation
We account for our stock-based compensation plans under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. We recorded $1.0 million and $1.1 million of total pre-tax stock-based compensation expense during the three months ended September 30, 2008 and 2007, respectively. Selling, general and administrative expense (“SG&A”) includes pre-tax stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively.
We recorded $3.3 million and $2.6 million of total pre-tax stock-based compensation expense during the nine months ended September 30, 2008 and 2007, respectively. SG&A includes pre-tax stock-based compensation expense related to restricted stock awards granted to outside directors of $0.5 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.
During the first quarter of 2008, as part of our annual compensation review cycle, the Compensation Committee of the Board of Directors granted 115,926 shares of restricted stock to our executives under the 2006 Stock Incentive Plan. These awards were granted to assist us in meeting our performance and retention objectives. Each executive’s grant is subject to a three-year vesting period. In accordance with SFAS 123R, compensation expense related to restricted stock awards is determined based on the fair value of the shares awarded on the grant date. We determined the fair value of the restricted stock utilizing the average of the high and low trade prices of our Company’s shares on the grant date. The stock-based compensation expense included in SG&A related to this award was $0.3 million and $0.7 million for the three and nine months ended September 30, 2008, respectively.
The income tax benefit under SFAS 123R from the recognition of stock-based compensation for the three and nine months ended September 30, 2008 was $0.1 million and $0.6 million, respectively. The income tax benefit under SFAS 123R from the recognition of stock-based compensation for the three and nine months ended September 30, 2007 was $0.3 million and $0.7 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation expense by income statement caption for the three and nine months ended September 30, 2008 and 2007 was the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Cost of sales	$4	$9	$13	$22
Research and development	76	122	281	307
Selling, general and administrative	916	971	3,013	2,254

Stock-based compensation expense before income taxes	$996	$1,102	$3,307	$2,583

We estimate the fair value of stock option awards using the Black-Scholes option pricing model utilizing the following assumptions and weighted average fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008(1)	2007(1)	2008(1)	2007(1)
Weighted average fair value of grants	$8.75	$—	$9.07	$11.73
Risk-free interest rate	3.35%	—	2.75%	4.58%
Expected volatility	41.50%	—	40.85%	39.06%
Expected life in years	5.14	—	4.74	5.24

(1)	The fair value calculation was based on stock options granted during each respective period.
Stock option activity during the nine months ended and as of September 30, 2008 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2007	1,739	$16.83
Granted	140	23.45
Exercised	(93)	10.64		$1,402
Forfeited/cancelled/expired	(33)	24.54

Outstanding at September 30, 2008	1,753	$17.54	5.26	$14,000

Vested and expected to vest at September 30, 2008	1,705	$17.30	5.17	$13,938

Exercisable at September 30, 2008	1,276	$15.19	4.15	$12,724
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on September 30, 2008. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the third quarter of 2008 and the option exercise price, multiplied by the number of the in-the-money options. The total intrinsic value of options exercised for the three and nine months ended September 30, 2008 was $0.7 million and $1.4 million, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $2.8 million and $10.7 million, respectively.
At September 30, 2008, there was $3.4 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which we expect to recognize over a weighted-average life of 2.3 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-vested restricted stock awards activity during the nine months ended and as of September 30, 2008 was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2007	10	$36.25
Granted	142	23.15
Vested	(46)	26.04
Forfeited	—	—

Non-vested at September 30, 2008	106	$23.13

As of September 30, 2008, we expect to recognize $2.4 million in unrecognized pre-tax compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.0 years.
Note 3: Cash and Cash Equivalents
Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We maintain cash and cash equivalents with various financial institutions located in many different geographic regions. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
At September 30, 2008, we had approximately $8.6 million, $67.0 million, and $0.3 million of cash and cash equivalents in the United States, Europe, and Asia, respectively. At December 31, 2007, we had approximately $12.2 million, $74.3 million, and $0.1 million of cash and cash equivalents in the United States, Europe, and Asia respectively.
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007
Trade receivable, gross	$64,895	$63,528
Allowance for doubtful accounts	(2,169)	(2,330)
Allowance for sales returns	(2,129)	(1,482)

Net trade receivable	60,597	59,716
Other receivables	15	430 (1)

Accounts receivable, net	$60,612	$60,146

(1)	Other receivables as of December 31, 2007 consisted primarily of a tenant improvement allowance provided by our landlord for the renovation and expansion of our corporate headquarters in Cypress, California. Construction was completed during the first quarter of 2008 and the tenant improvement allowance was collected in the third quarter of 2008.
Significant Customers
During the three and nine months ended September 30, 2008 and 2007, we had net sales to two significant customers that each amounted to more than 10% of our total net sales.
Net sales to the first significant customer, when combined with its sub-contractors, totaled $16.7 million and $11.5 million, accounting for 21.9% and 16.7% of our total net sales, for the three months ended September 30, 2008 and 2007, respectively. Combined net sales made to this customer during the nine months ended September 30, 2008 and 2007 amounted to $39.8 million and $34.5 million, or 19.1% and 16.7% of our total net sales, respectively. Trade receivables with this customer and its sub-contractors amounted to $7.1 million and $7.9 million, or 11.7% and 13.3% of our net trade receivable at September 30, 2008 and December 31, 2007, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net sales to our second significant customer totaled $10.1 million and $8.8 million, accounting for 13.2% and 12.8% of our total net sales, for the three months ended September 30, 2008 and 2007, respectively. Net sales made to this customer during the nine months ended September 30, 2008 and 2007 amounted to $21.6 million and $31.4 million, representing 10.3% and 15.2% of our total net sales, respectively. Trade receivables with this customer amounted to $3.2 million and $2.3 million, or 5.3% and 3.8% of our net trade receivable at September 30, 2008 and December 31, 2007, respectively.
The loss of these customers or any other customers, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.
Note 5: Inventories and Significant Suppliers
Inventories
Inventories consist of remote controls, audio-video accessories and the related component parts. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis.
Product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventories to identify any excess or obsolete items on hand. We write down our inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of the inventories and its estimated market value. These estimates are based upon management’s judgment about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.
Inventories, net consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007
Components	$8,737	$6,750
Finished goods	33,354	29,982
Reserve for inventory scrap	(1,542)	(1,826)

Inventories, net	$40,549	$34,906

The increase in our inventory balance is a result of higher expected sales in the fourth quarter of 2008 compared to the first quarter of 2008.
During the three months ended September 30, 2008 and 2007, inventory write-downs totaled $0.7 million and $0.6 million, respectively. During the nine months ended September 30, 2008 and 2007, inventory write-downs totaled $1.7 million and $1.6 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one of these suppliers amounted to more than 10% of total inventory purchases. Purchases from this supplier amounted to $7.2 million and $7.9 million, representing 14.2% and 18.5% of total inventory purchases for the three months ended September 30, 2008 and 2007, respectively. Purchases from this supplier amounted to $21.1 million and $18.6 million, representing 15.6% and 15.6% of total inventory purchases for the nine months ended September 30, 2008 and 2007, respectively. Accounts payable with this supplier amounted to $3.6 million and $3.2 million, representing 9.6% and 9.7% of total accounts payable at September 30, 2008 and December 31, 2007, respectively.
During the three and nine months ended September 30, 2008 and 2007, purchases from two of our component and finished good suppliers amounted to more than 10% of total inventory purchases. Purchases from these two

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
suppliers amounted to $14.1 million and $9.7 million, representing 27.8% and 19.2%, respectively, of total inventory purchases for the three months ended September 30, 2008. During the three months ended September 30, 2007 purchases from the two suppliers amounted to $12.4 million and $8.3 million, representing 29.1% and 19.6%, respectively, of total inventory purchases. During the nine months ended September 30, 2008 purchases from these two suppliers amounted to $38.9 million and $22.8 million, representing 28.8% and 16.9%, respectively, of total inventory purchases. During the same period last year, purchases from these two suppliers amounted to $33.6 million and $22.7 million, representing 28.2% and 19.0%, respectively, of total inventory purchases. Accounts payable with these component and finished suppliers amounted to $10.8 million and $9.8 million, representing 28.8% and 26.2%, respectively, of total accounts payable at September 30, 2008. At December 31, 2007, accounts payable with the same suppliers amounted to $10.8 million and $6.3 million, representing 32.6% and 19.1%, respectively, of total accounts payable.
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
Note 6: Income Taxes
We use our estimated annual effective tax rate to determine our provision for income taxes for interim periods. We recorded income tax expense of $2.3 million for the three months ended September 30, 2008 compared to $2.3 million for the same period last year. Our estimated effective tax rate was 37.0% and 31.4% during the three months ended September 30, 2008 and 2007, respectively. We recorded income tax expense of $5.4 million for the nine months ended September 30, 2008 compared to $6.7 million for the same period last year. Our estimated effective tax rate was 35.1% and 32.1% during the nine months ended September 30, 2008 and 2007, respectively. The increase in our effective tax rate is due primarily to the expiration of the federal research and development tax credit at the end of 2007 which has not been reenacted as of September 30, 2008. In addition, a higher percentage of our income was earned in higher tax rate jurisdictions.
Effective January 1, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We also recognized a decrease of $0.3 million in other comprehensive income related to foreign currency translation as of December 31, 2007. At September 30, 2008, we had gross unrecognized tax benefits of approximately $9.1 million, including interest and penalties, of which approximately $7.5 million of this amount would affect the annual effective tax rate, if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.5 million within the next twelve months.
At September 30, 2008, approximately $5.0 million of gross unrecognized tax benefits plus related interest of $0.9 million are classified as short term in accrued income taxes as prescribed by FIN 48 because we anticipate the payment of cash will be within the next twelve months. This unrecognized tax benefit relates to a foreign currency loss claimed on our Netherlands tax return for the years ended 2002 and 2003. We are currently under audit by the Dutch tax authorities and we expect this issue to be resolved within the next twelve months. Most of the remaining gross unrecognized tax benefits are attributable to U.S. income taxes and are classified as long-term income taxes payable.
In accordance with FIN 48, we have elected to classify interest and penalties as components of tax expense. Accrued interest and penalties were $1.0 million at December 31, 2007 and $1.2 million at September 30, 2008 and are included in the unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of September 30, 2008, the open statutes of limitations in our significant tax jurisdictions are as follows: federal 2005 through 2007, state 2003 through 2007 and non-U.S. 2001 through 2007.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7: Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended September 30, 2008 and 2007, we have excluded 417,492 and 302,250 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the nine months ended September 30, 2008 and 2007, we have excluded 396,036 and 204,125 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been antidilutive.
Earnings per share for the three and nine months ended September 30, 2008 and 2007 are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share amounts)	2008	2007	2008	2007
BASIC
Net income	$4,005	$4,915	$9,973	$14,098

Weighted-average common shares outstanding	13,919	14,508	14,144	14,358

Basic earnings per share	$0.29	$0.34	$0.71	$0.98

DILUTED
Net income	$4,005	$4,915	$9,973	$14,098

Weighted-average common shares outstanding for basic	13,919	14,508	14,144	14,358
Dilutive effect of stock options and restricted stock	501	772	499	791

Weighted-average common shares outstanding on a diluted basis	14,420	15,280	14,643	15,149

Diluted earnings per share	$0.28	$0.32	$0.68	$0.93

Note 8: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Net income	$4,005	$4,915	$9,973	$14,098
Other comprehensive (loss) income:
Foreign currency translations (1)	(11,514)	4,348	(3,931)	6,288

Comprehensive income:	$(7,509)	$9,263	$6,042	$20,386

(1)	The foreign currency translation loss of $11.5 million and $3.9 million for the three and nine months ended September 30, 2008, respectively, was due to the strengthening of the U.S. dollar against the Euro. The foreign currency translation gain of $4.3 million and $6.3 million for the three and nine months ended September 30, 2007, respectively, was due to the weakening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.41, 1.58, and 1.46 at September 30, 2008, June 30, 2008 and December 31, 2007, respectively, and 1.42, 1.35, and 1.32 at September 30, 2007, June 30, 2007 and December 31, 2006, respectively.
Note 9: Revolving Credit Line
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2008 using 12-month LIBOR plus a fixed margin of 1.25% was 5.21%. We pay a commitment fee ranging from zero to a

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At September 30, 2008, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2008, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of September 30, 2008, we were in compliance with all financial covenants required by the Credit Facility.
Under our Credit Facility, we have authority to acquire up to 2.0 million shares of our common stock in the open market. From August 31, 2006 through September 30, 2008, we have purchased 1,481,614 shares of our common stock, leaving 518,386 shares available for purchase under the Credit Facility.
Presently, we have no borrowings under this Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all. If this or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, which could have a material adverse effect on our earnings, cash flow and financial position.
Note 10: Other Accrued Expenses
The components of other accrued expenses are listed below:

	September 30,	December 31,
(In thousands)	2008	2007
Accrued freight	$1,052	$1,435
Accrued professional fees	967	580
Accrued advertising and marketing	866	735
Deferred income taxes	399	511
Accrued third-party commissions	329	204
Accrued sales and VAT taxes	330	499
Other	3,539	2,603

Total other accrued expenses	$7,482	$6,567

Note 11: Treasury Stock
During the nine months ended September 30, 2008 and 2007, we repurchased 913,714 and 321,300 shares of our common stock at a cost of $21.6 million and $9.4 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, which may include compensating outside directors and executives of the Company. During the nine months ended September 30, 2008 and 2007, we issued 17,188 and 18,438 shares, respectively, to outside directors for services performed (see Note 2).
Note 12: Goodwill and Intangible Assets
Under the requirements of SFAS 142, “Goodwill and Intangible Assets”, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within our single operating segment “Core Business.” Goodwill is evaluated for impairment as of December 31st of each year and between annual evaluations, if events occur or circumstances change indicating that more likely than not the fair value of a reporting unit has been reduced below its carrying amount.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill related to the domestic component was the result of our acquisition of a remote control company in 1998 and a software company (SimpleDevices Inc.) in 2004. Goodwill related to our international component resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000.
The goodwill amounts related to our domestic and international components are the following:

	September 30,	December 31,
(In thousands)	2008	2007
Goodwill:
United States	$8,314	$8,314
International (1)	2,468	2,549

Total	$10,782	$10,863

(1)	The difference in international goodwill reported at September 30, 2008, as compared to the goodwill reported at December 31, 2007, is the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
Our other intangible assets consist primarily of distribution rights, patents, trademarks, purchased technologies and capitalized software development costs. Capitalized amounts related to our patents represent external legal costs incurred for their applications and maintenance. Intangible assets are amortized utilizing the straight-line method over our estimated period of benefit, ranging from one to ten years.
Detailed information regarding our other intangible assets is as follows (in thousands):

	September 30, 2008(1)	December 31, 2007(1)
Carrying amount:
Distribution rights (10 years)	$404	$419
Patents (10 years)	6,979	6,335
Trademark and trade names (10 years)	840	840
Developed and core technology (5 years)	1,630	1,630
Capitalized software development costs (1-2 years)	764	499
Other (5-7 years)	370	370

Total carrying amount	$10,987	$10,093

Accumulated amortization:
Distribution rights	$54	$56
Patents	3,141	2,695
Trademark and trade names	336	273
Developed and core technology	1,304	1,060
Capitalized software development costs	193	68
Other	296	241

Total accumulated amortization	$5,324	$4,393

Net carrying amount:
Distribution rights	$350	$363
Patents	3,838	3,640
Trademark and trade names	504	567
Developed and core technology	326	570
Capitalized software development costs	571	431
Other	74	129

Total net carrying amount	$5,663	$5,700

(1)	This table excludes fully amortized intangible assets of $5.6 million and $5.5 million as of September 30, 2008 and December 31, 2007, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except for capitalized software development which is recorded in cost of sales. Amortization expense for the three and nine months ended September 30, 2008 was approximately $0.4 million and $1.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2007 was approximately $0.3 million and $1.0 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated future amortization expense related to our other intangible assets at September 30, 2008 is as follows:

(In thousands)
2008 (remaining 3 months)	$385
2009	1,395
2010	892
2011	756
2012	756
Thereafter	1,479

Total	$5,663

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
Foreign Operations
Our sales to external customers by geographic area were the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Net sales:
United States	$43,543	$35,231	$113,355	$118,053
International:
Asia	13,411	9,840	38,105	23,916
United Kingdom	5,388	7,480	16,130	23,833
Spain	1,658	2,642	6,504	5,618
Germany	1,817	1,170	5,390	3,988
France	1,381	1,279	4,112	2,961
South Africa	1,709	2,419	3,881	5,013
Australia	1,126	938	3,730	1,691
Switzerland	83	2,093	735	5,070
All Other	6,416	5,869	16,465	16,315

Total international	32,989	33,730	95,052	88,405

Total net sales	$76,532	$68,961	$208,407	$206,458

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Long-lived asset information by our domestic and international components is as follows:

(In thousands)	September 30, 2008	December 31, 2007
Long-lived tangible assets:
United States	$6,379	$5,238
International	2,913	2,689

Total	$9,292	$7,927

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14: Derivatives
We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Euro and British Pound. Based on the predictability of future receivables, payables and cash flows in each operating currency, we periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.
The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other (expense) income, net. Derivatives are recorded on the balance sheet at fair value. The estimated fair values of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability
We utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that the fair value of our financial assets and liabilities are derived from level 2 inputs in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

September 30,
(In thousands)	2008
Assets:
Foreign currency exchange put option contract	$190
Liabilities:
Foreign currency exchange futures contracts	$456
We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $1.3 million and a net pre-tax gain of approximately $0.3 million for the three months ended September 30, 2008 and 2007, respectively. We had a net pre-tax loss of approximately $0.8 million and a net pre-tax gain of approximately $0.6 million for the nine months ended September 30, 2008 and 2007, respectively.
Futures Contracts
We held one US dollar/Euro futures contract with a notional value of $11.0 million and a forward rate of $1.4736 US dollar/Euro at September 30, 2008. In addition, we held one GBP/Euro futures contract with a notional value

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$1.4 million and a forward rate of £0.7906 GBP/Euro at September 30, 2008. We held the Euro position on these contracts, which are both due for settlement on October 24, 2008. The aggregate loss on these contracts as of September 30, 2008 was $0.5 million and is included in other accrued expenses. The aggregate loss on these contracts at settlement was $1.4 million.
At December 31, 2007 we had one foreign currency exchange contract outstanding, a futures contract with a notional value of $5.0 million, which settled on January 25, 2008. The fair value of this futures contract on December 31, 2007 was $0.01 million, which was included in prepaid expenses and other current assets.
Put Option
We entered into a USD/GBP put option with a notional value of $5.0 million in August 2008. The strike price of the put is $1.85 USD/GBP. The contract expires on December 31, 2008. The gain recorded related to this contract was $0.1 million during the three and nine months ended September 30, 2008. The fair value of this put option was approximately $0.2 million at September 30, 2008. This put option is included in prepaid expenses and other current assets.
Note 15: Contingencies
Indemnities
We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware and we have entered into Indemnification Agreements with each of our directors and executive officers. In addition, we insure our individual directors and officers against certain claims and attorney’s fees and related expenses incurred in connection with the defense of such claims. The amounts and types of coverage may vary from period to period as dictated by market conditions. Management is not aware of any matters that require indemnification of its officers or directors.
Product Warranties
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses, which are included in cost of sales, as we sell the related products. Warranty expense is a forecast based on primarily historical claims experience. Actual claim costs may differ from the amounts provided.
Changes in the liability for product warranty claim cost is presented below (in thousands):

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Nine Months Ended September 30, 2008 (1)	$178	—	$(89)	$89
Nine Months Ended September 30, 2007 (1)	$416	$(138)	$(172)	$106

(1)	In the second quarter of 2007, we renegotiated pricing terms with our third party warranty repair vendor which resulted in lower warranty costs per unit. As a result, our warranty accrual was reduced to reflect the lower pricing.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On February 7, 2008, we filed suit against Gibson Audio, a Division of Gibson Guitar Corp., Gibson Guitar Corp., and Gibson Musical Instruments, Inc. seeking payment of the remaining balance of a minimum royalty fee due us under a software agreement. On March 10, 2008 the Gibson companies answered our complaint with a general denial of all of our allegations. Also, the Gibson companies counterclaimed that we breached various aspects of the software agreement and that they are seeking unspecified damages. We disagree vigorously with their denials of liability and with their counterclaims and will continue to pursue this matter. We are in the early stages of discovery and are unable to estimate the likely outcome of this matter and the amount of recovery of the balance due us or damages awarded Gibson, if any, at this time.
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
Long-Term Incentive Plan
During the second quarter of 2007, we adopted an Executive Long-Term Incentive Plan (“ELTIP”). The ELTIP provides a bonus pool for our executive management team contingent on achieving certain performance goals during a two-year performance period commencing on January 1, 2007 and ending on December 31, 2008. The performance goals are based on the compound annual growth rate of net sales and earnings per diluted share during the performance period. The amount of a participant’s earned award will be paid in cash, in common shares or in any combination, as determined by the Compensation Committee. A participant’s earned award will vest in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. In the event a participant terminates their employment at any time during the performance period (January 1, 2007 through December 31, 2008), they will forfeit all rights under the ELTIP. In the event a participant terminates their employment during the service period (January 1, 2009 through December 31, 2010), they will forfeit their right to any remaining installments where the payment date has not yet occurred.
The ELTIP has a maximum pay out of $12 million if the highest performance goals are met. For the three and nine months ended September 30, 2008, due to lower net sales and earnings per diluted share projections for 2008, we lowered our ELTIP accrual from $1.0 million at December 31, 2007 to $0.9 million at September 30, 2008, resulting in a $0.1 million benefit to pre-tax income for the nine months ended September 30, 2008. The ELTIP accrual is included in other long-term liabilities. Based on management’s current estimate, the maximum liability for the ELTIP is $2.0 million.

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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers over 361,000 individual device functions and over 3,400 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced video and audio devices. All IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments, estimates and assumptions, and they may be adjusted as more information becomes available. Any adjustment may be significant.
An accounting policy is deemed to be critical if it requires an accounting estimate based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For further information regarding critical accounting policies and estimates, other than stock-based compensation discussed below, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.
Stock-Based Compensation
We account for our stock-based compensation plans under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. We recorded $1.0 million and $1.1 million of total pre-tax stock-based compensation expense during the three months ended September 30, 2008 and 2007, respectively. We recorded $3.3 million and $2.6 million of total pre-tax stock-based compensation expense during the nine months ended September 30, 2008 and 2007, respectively.
Stock-based compensation expense by income statement caption for the three and nine months ended September 30, 2008 and 2007 was the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Cost of sales	$4	$9	$13	$22
Research and development	76	122	281	307
Selling, general and administrative	916	971	3,013	2,254

Stock-based compensation expense before income taxes	$996	$1,102	$3,307	$2,583

At September 30, 2008, there was $3.4 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which we expect to recognize over a weighted-average life of 2.3 years.
Selling, general and administrative expense (“SG&A”) includes pre-tax stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. SG&A for the nine months ended September 30, 2008 and 2007 includes pre-tax stock-based compensation related to restricted stock awards granted to outside directors of $0.5 million and $0.5 million, respectively. We issue restricted stock awards to the outside directors for services performed. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year.
During the first quarter of 2008, as part of our annual compensation review cycle, the Compensation Committee of the Board of Directors granted 115,926 shares of restricted stock to our executives under the 2006 Stock Incentive Plan. These awards were granted to assist us in meeting our performance and retention objectives. Each executive’s grant is subject to a three-year vesting period. The stock-based compensation expense included in SG&A related to this award was $0.3 million and $0.7 million for the three and nine months ended September 30, 2008, respectively.

In accordance with SFAS 123R, compensation expense related to restricted stock awards is determined based on the fair value of the shares awarded on the grant date. We determined the fair value of the restricted stock utilizing the average of the high and low trade prices of our Company’s shares on the grant date.
As of September 30, 2008, we expect to recognize $2.4 million in unrecognized pre-tax compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.0 years.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the utilization of highly subjective assumptions, including the expected life and forfeiture rate of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
We do not believe it is reasonably likely that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with our estimates and assumptions we may be exposed to material stock-based compensation expense. Refer to Note 2 captioned “Stock-Based Compensation” included in the “Notes to the Consolidated Financial Statements” for additional disclosure regarding stock-based compensation expense.
Results of Operations
Our results of operations as a percentage of net sales for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of sales	67.4	62.7	66.0	63.8

Gross profit	32.6	37.3	34.0	36.2
Research and development expenses	2.6	3.0	3.0	3.2
Selling, general and administrative expenses	22.3	25.2	24.8	24.0

Operating expenses	24.9	28.2	27.8	27.2

Operating income	7.7	9.1	6.2	9.0
Interest income, net	1.1	1.3	1.3	1.0
Other income (expense), net	(0.5)	0.0	(0.1)	0.0

Income before income taxes	8.3	10.4	7.4	10.0
Provision for income taxes	(3.1)	(3.3)	(2.6)	(3.2)

Net income	5.2%	7.1%	4.8%	6.8%

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007:
Net sales by our Business and Consumer lines for the three months ended September 30, 2008 and 2007 were as follows:

	2008		2007
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$61.3	80.1%	$55.9	81.0%
Consumer	15.2	19.9%	13.1	19.0%

Total net sales	$76.5	100.0%	$69.0	100.0%

Overview
Net sales for the third quarter of 2008 were $76.5 million, an increase of 11% compared to $69.0 million for the third quarter of 2007. Net income for the third quarter of 2008 was $4.0 million or $0.28 per diluted share compared to $4.9 million or $0.32 per diluted share for the third quarter of 2007.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 80% of net sales in the third quarter of 2008 compared to approximately 81% in the third quarter of 2007. Net sales in our Business lines for the third quarter of 2008 increased by 10% to $61.3 million from $55.9 million in the third quarter of 2007. This increase in sales resulted primarily from an increase in the volume of remote control sales with our subscription broadcast customers. Sales in the third quarter of 2008 benefited from an increased share with our existing customers as well as the digital signal compliance deadline coming early next year, as we began shipping a new remote control that pairs with digital-to-analog converter boxes. Additionally, the roll out of advanced functions such as digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”) continues. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration continues to increase. We expect Business category revenue to range between $233.4 million and $236.4 million for the full year 2008.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 20% of net sales for the third quarter of 2008 compared to approximately 19% for the third quarter of 2007. Net sales in our Consumer lines increased by 16% to $15.2 million for the third quarter of 2008, from $13.1 million in the third quarter of 2007. CEDIA sales increased by $2.1 million compared to the third quarter of 2007, primarily due to the launch of a new product that occurred in the second quarter of 2008. North American retail sales increased by $0.8 million compared to the third quarter of 2007, as a result of a new partnership agreement with a distributor in the U.S market. Partially offsetting these increases were international retail sales, which decreased by $0.4 million compared to the third quarter of 2007, primarily due to the downturn of the economy in the United Kingdom. Private label sales decreased $0.3 million, to $0.5 million in the third quarter of 2008 from $0.8 million in the third quarter of 2007. This was driven by a decline in the volume of remote control sales to our private label partners. We expect Consumer category revenue to range between $55 million and $58 million for the full year 2008
Gross profit for the third quarter of 2008 was $24.9 million compared to $25.7 million for the third quarter of 2007. Gross profit as a percent of sales for the third quarter of 2008 was 32.6% compared to 37.3% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily attributable to product mix within our subscription broadcasting business, as well as a shift towards some of our less profitable business lines. The global economy experienced a significant downturn in the third quarter of 2008, and as a result, our customers tended to purchase lower cost and lower margin products. This change in mix resulted in a 4.3% decrease in the gross profit rate. Additionally, in the third quarter of 2008, freight expense increased by $0.3 million, as a result of air shipments for some newly launched products. This increased freight cost reduced the gross profit rate by 0.3%.
Research and development expenses decreased 4% from $2.1 million in the third quarter of 2007 to $2.0 million in the third quarter of 2008, relatively consistent with prior year levels. We expect research and development expenses to remain near the current quarter level during the fourth quarter of 2008.
Selling, general and administrative expenses decreased 2% from $17.4 million in the third quarter of 2007 to $17.0 million in the third quarter of 2008. The strengthening of the Euro compared to the U.S. Dollar resulted in an increase of $0.7 million. Net of this unfavorable currency effect, expenses decreased by $1.1 million. Employee bonus expense decreased $1.5 million, and long-term incentive compensation expense decreased by $0.4 million. These decreases were partially offset by higher tradeshow expense, which increased by $0.3 million, depreciation expense, which increased by $0.2 million, and freight and handling expenses, which increased $0.2 million due to higher sales volume. We expect that selling, general and administrative expenses to range between $67.5 million and $68.1 million for the full year 2008.

In the third quarter of 2008, we recorded $0.9 million of net interest income compared to $0.9 million in the third quarter of 2007. We expect net interest income to range between $3.2 million and $3.6 million for the full year 2008.
In the third quarter of 2008, net other expense was $0.4 million as compared to net other income of $13 thousand for the third quarter of 2007. Approximately $0.4 million of net other expense in the third quarter of 2008 was the result of a foreign exchange loss, compared to a foreign exchange gain of $10 thousand for the third quarter of 2007.
We recorded income tax expense of $2.3 million in the third quarter of 2008 compared to $2.3 million in the third quarter of 2007. Our effective tax rate was 37.0% in the third quarter of 2008 compared to 31.4% in the third quarter of 2007. The increase in our effective tax rate is due primarily to the expiration of the federal research and development tax credit statue at the end of 2007, as well as an increase in the proportion of income earned in higher tax rate jurisdictions. We expect that our fourth quarter effective tax rate will decrease to 30.5% to 32.5% due to the reenactment of the federal research and development tax credit statue in October 2008. We estimate that our effective tax rate for the full year 2008 will range from 33% to 35%.
Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007:
Net sales by our Business and Consumer lines for the nine months ended September 30, 2008 and 2007 were as follows:

	2008		2007
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$166.4	79.8%	$166.7	80.7%
Consumer	42.0	20.2%	39.8	19.3%

Total net sales	$208.4	100.0%	$206.5	100.0%

Overview
Net sales for the nine months ended September 30, 2008 were $208.4 million, an increase of 1% compared to $206.5 million for the nine months ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $10.0 million or $0.68 per diluted share compared to $14.1 million or $0.93 per diluted share for the nine months ended September 30, 2007.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 80% of net sales for the nine months ended September 30, 2008 compared to approximately 81% for the nine months ended September 30, 2007. Net sales in our Business lines for the nine months ended September 30, 2008 decreased slightly to $166.4 million from $166.7 million for the same period last year. This decrease in sales resulted primarily from a decrease in average selling price, partially offset by increased volume of remote control sales with our subscription broadcasting customers. Sales in the first nine months of 2007 were favorably impacted by the mid-year Open Cable Application Platform (“OCAP”) compliance deadline, as some of our key customers ordered additional product ahead of the deadline. Sales in the first nine months of 2008 benefited from increased share with our existing customers as well as the digital signal compliance deadline coming early next year, as we began shipping a new remote control that pairs with digital-to-analog converter boxes. Additionally, the roll out of advanced functions such as digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”) continues. We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration continues to increase. We expect Business category revenue to range between $233.4 million and $236.4 million for the full year 2008.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 20% of net sales for the nine months ended September 30, 2008 compared to approximately 19% for the nine months ended September 30, 2007. Net sales in our Consumer lines for the nine months ended September 30, 2008 increased by 6% to $42.0 million from $39.8 million for the same period last year. CEDIA sales in the first nine months of 2008 increased by $1.9 million compared to the same period of 2007, primarily due to the launch of a new product that occurred in the second quarter of 2008. International retail sales increased 2% to $33.3 million for the nine months ended September 30, 2008 from $32.7 million for the nine months ended September 30, 2007. This increase was primarily attributable to the strengthening of the Euro compared to the U.S. Dollar. The impact of the stronger currency resulted in an increase in net sales of approximately $1.1 million. Net of this positive currency effect, international retail sales decreased $0.4 million, mainly due to light demand in the United Kingdom market. North American retail sales increased by $0.5 million compared to the same period of 2007, as a result of a new partnership agreement with a distributor in the U.S market. These increases were partially offset by a decrease in private label sales, which decreased $0.9 million, from $2.4 million for the nine months ended September 30, 2007 to $1.5 million for the nine months ended September 30, 2008, reflecting softening demand in the consumer category. We expect Consumer category revenue to range between $55 million and $58 million for the full year 2008.
Gross profit for the nine months ended September 30, 2008 was $70.9 million compared to $74.7 million for the nine months ended September 30, 2007. Gross profit as a percentage of net sales for the nine months ended September 30, 2008 was 34.0% compared to 36.2% for the nine months ended September 30, 2007. The decrease in gross profit as a percentage of net sales was primarily attributable to product mix within our subscription broadcasting business, partially offset by a shift in mix towards our higher-margin consumer lines. This change in mix resulted in a 3.1% decrease in the gross profit rate. Included in this mix calculation is an increase in royalty revenue of $1.1 million which favorably impacted the gross margin rate by 0.3%. Partially offsetting the decrease in the gross profit rate was a reduction in freight, handling and duty expense of $1.3 million, which increased the gross profit rate by 0.7%. In the first nine months of 2008, there was a decrease in the percentage of units shipped by air compared to the first nine months of 2007. The strengthening of the Euro compared to the U.S. Dollar had a favorable effect on gross profit of $0.9 million, and increased the gross profit rate by 0.3%.
Research and development expenses decreased 5% from $6.7 million in the nine months ended September 30, 2007 to $6.3 million in the nine months ended September 30, 2008. The decrease is due to the completion of the latest development phase for the Nevo® platform in late 2007. We expect research and development expenses to remain near current levels for the remaining quarters of 2008.
Selling, general and administrative expenses increased 4% from $49.6 million in the nine months ended September 30, 2007 to $51.6 million in the nine months ended September 30, 2008. The strengthening of the Euro compared to the U.S. Dollar resulted in an increase of $3.0 million. Net of the currency effect, selling, general and administrative expenses decreased by $1.0 million. The decrease was mainly in employee bonus expense, which decreased by $1.5 million. Long-term incentive compensation expense decreased by $0.9 million and advertisement expense decreased by $0.3 million. These decreases were partially offset by an increase in employee stock-based compensation, which increased by $0.7 million due to grants that occurred in the first quarter of 2008. Depreciation expense increased by $0.5 million, related to the leasehold improvements at the company’s headquarters which were completed in January 2008. Finally, commission expense was $0.5 million higher than last year as we used more third-party distributors to sell our products. We expect that selling, general and administrative expenses to range between $67.5 million and $68.1 million for the full year 2008.
In the nine months ended September 30, 2008, we recorded $2.6 million of net interest income compared to $2.2 million during the nine months ended September 30, 2007. This increase was due to higher money market rates and a higher average cash balance in Europe. We expect net interest income to range between $3.2 million and $3.6 million for the full year 2008.
For the nine months ended September 30, 2008, net other expense was $0.2 million as compared to net other income of $0.1 million for the nine months ended September 30, 2007. Approximately $0.2 million of net other expense in the nine months ended September 30, 2008 was the result of a foreign exchange loss, compared to a foreign exchange gain of $0.1 million for the nine months ended September 30, 2007.
We recorded income tax expense of $5.4 million for the nine months ended September 30, 2008 compared to $6.7 million for the nine months ended September 30, 2007. Our effective tax rate was 35.1% during the nine months ended September 30, 2008 compared to 32.1% during the nine months ended September 30, 2007. The increase in our effective tax rate is due primarily to the expiration of the federal research and development tax credit statute at the end of 2007, as well as, an increase in the proportion of income earned in higher tax rate jurisdictions. We expect that our fourth quarter effective tax rate will decrease to 30.5% to 32.5% due to the reenactment of the federal research and development tax credit statue in October 2008. We estimate that our effective tax rate for the full year 2008 will range from 33% to 35%.
Liquidity and Capital Resources
Sources and Uses of Cash:

	Nine months ended	(Decrease)/	Nine months ended
(In thousands)	September 30, 2008	Increase in cash	September 30, 2007
Net cash provided by operating activities	$18,145	$1,527	$16,618
Net cash used for investing activities	(5,861)	(1,699)	(4,162)
Net cash (used for) provided by financing activities	(20,245)	(22,187)	1,942
Effect of exchange rate changes on cash	(2,789)	(6,814)	4,025

	September 30, 2008	(Decrease)	December 31, 2007
Cash and cash equivalents	$75,860	$(10,750)	$86,610
Working capital	128,032	(12,298)	140,330
Net cash provided by operating activities for the first nine months of 2008 was $18.1 million as compared to $16.6 million in the first nine months of 2007. The increase in net cash provided by operating activities was primarily driven by an improvement in our days sales outstanding for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our days sales outstanding increased from 67 days for the quarter ended December 31, 2006 to 79 days for the quarter ended September 30, 2007. This compares to an improvement from 82 days at December 31, 2007 to 73 days at September 30, 2008. Partially offsetting the improvement in our days sales outstanding was a decrease in our inventory turns from 5.8 turns in the third quarter of 2007 to 5.0 turns in the third quarter of 2008, reflecting lower than expected retail sales.
Net cash used for investing activities for the first nine months of 2008 was $5.9 million as compared to $4.2 million for the first nine months of 2007. The increase in cash used for investing activities was primarily due to an increase in leasehold improvements and the acquisition of furniture and fixtures related to the renovation of our corporate headquarters. Construction was completed during the first quarter of 2008. The total cost of this renovation was approximately $2.0 million, which was financed through our current operations, and a $0.4 million tenant improvement allowance collected from the landlord in the third quarter of 2008.
We also plan to make a significant investment to upgrade our information systems, which we expect to cost approximately $1.0 million. We expect implementation to be completed in 2009. In addition, in order to support our future sales growth, we expect annual purchases of tooling equipment to increase throughout the years.
Net cash used for financing activities for the first nine months of 2008 was $20.2 million as compared to cash provided by financing activities of $1.9 million for the first nine months of 2007. The increase in cash used for financing activities was primarily due to the repurchase of 913,714 shares of our common stock for a total cost of $21.6 million in the first nine months of 2008. During the first nine months of 2007, we repurchased 321,300 shares of our common stock for a total cost of $9.4 million. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.
In addition, proceeds from stock exercises were $1.0 million during the first nine months of 2008 compared to $9.5 million in the first nine months of 2007.
We have a Credit Facility with Comerica which expires on August 31, 2009. Under the Credit Facility, we have the authority to acquire up to 2.0 million shares of our common stock in the open market. From August 31, 2006, through September 30, 2008, we purchased 1,481,614 shares of our common stock, leaving 518,386 shares available for purchase under the Credit Facility. During 2008 we may continue to purchase shares of our common stock if we believe conditions are favorable and to offset the dilutive effect of our equity compensation programs.
Presently, we have no borrowings under this Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will continue to be extended to us under comparable terms or at all. If this or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which could have a material adverse effect on our earnings, cash flow and financial position.
Contractual Obligations
At September 30, 2008 our contractual obligations were $26.6 million compared to $25.6 million reported in our Annual Report on Form 10-K as of December 31, 2007. The following table summarizes our contractual obligations at September 30, 2008 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$5,589	$1,792	$3,341	$456	$—
Purchase obligations(1)	21,022	782	14,720	5,520	—

Total contractual obligations	$26,611	$2,574	$18,061	$5,976	$—

(1)	Purchase obligations include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
We’ve utilized cash provided from operations as our primary source of liquidity, since internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Historically, our working capital needs have been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At September 30, 2008, we had $128.0 million of working capital as compared to $140.3 million at December 31, 2007.
Our cash and cash equivalent balances are held in the United States, Europe and Asia. At September 30, 2008, we had approximately $8.6 million, $67.0 million, and $0.3 million of cash and cash equivalents in the United States, Europe and Asia, respectively. We maintain our cash and cash equivalents with various financial institutions located in many different geographic regions. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2008 using 12-month LIBOR plus a fixed margin of 1.25% was 5.21%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At September 30, 2008, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2008, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of September 30, 2008, we were in compliance with all financial covenants required by the Credit Facility.
It is our policy to carefully monitor the state of our business, cash requirements and capital structure. As previously mentioned, we believe that cash generated from our operations and, so long as our Credit Facility is available, funds from our borrowing facility will be sufficient to fund our current business operations and anticipated growth at least over the next twelve months; however, there can be no assurance that such funds will be adequate for that purpose. In addition, our Credit Facility is set to expire on August 31, 2009 and we cannot make any assurances that our

Credit Facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all. If this or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which could have a material adverse effect on our earnings, cash flow and financial position.
Off Balance Sheet Arrangements
We do not participate in any off balance sheet arrangements.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Factors That May Affect Financial Condition and Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our 2007 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), could contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward looking statements. The factors included here are not exhaustive. Further, any forward looking statement speaks only as of the date on which the statement is made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it’s not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Therefore, forward looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effect a war or terrorist activities may have on us or the economy; the economic environment’s effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media technology, CEDIA, interactive TV, automotive, and cellular industries not materializing or growing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to maintain the strength of our balance sheet; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock option and other stock-based compensation programs may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
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
We have a credit facility expiring on August 31, 2009. The interest payable under our revolving Credit Facility with our bank is variable and based on (i) the bank’s cost of funds or (ii) the 12-month LIBOR rate plus a fixed margin of 1.25%. The cost of the credit facility is affected by changes in market interest rates, credit risk spreads and credit availability. The interest rate in effect on the credit facility as of September 30, 2008 using the 12-month LIBOR Rate option plus a fixed margin of 1.25% was 5.21%.
At September 30, 2008 we had no borrowings on our credit facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all. If this or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which could have a material adverse effect on our earnings, cash flow and financial position.
At September 30, 2008 we had wholly owned subsidiaries in the Netherlands, United Kingdom, Germany, France, Argentina, Spain, Italy, Singapore, Hong Kong and India. Sales are typically denominated in local currencies, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. Dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins and net income. The value of our net balance sheet positions held in foreign currency can also be impacted by fluctuating exchange rates.
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
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at September 30, 2008, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from September 30, 2008, net income and cash flows in the fourth quarter of 2008 would fluctuate by approximately $0.5 million and $8.6 million, respectively.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. See a discussion of our litigation matters in Note 15 of Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 16 of the Company’s 2007 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K, the reader should also consider the following risk factors:
We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.
The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis could impact our business in a number of ways, including:
Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations.
Customers’ Inability to Obtain Financing to Make Purchases from Us and/or Maintain Their Business: Some of our customers require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us could adversely impact our financial results. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial results.
Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: We make sales in certain regions of the world through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition these end customers to purchase our products from other third parties, or from us directly, it could adversely impact our financial results.
Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial results. In addition, credit constraints at key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.
Potential Impact on Ability to Sell Receivables: From time to time, the Company sells accounts receivable and long-term receivables to third parties. Sales are made both on a one-time, non-recourse basis and under committed facilities that involve contractual commitments from third parties to purchase qualifying receivables up to monetary limits. These sales of receivables provide the Company the ability to accelerate cash flow when it is prudent to do so. The ability to sell (or “factor”) receivables, particularly under committed facilities, is often subject to the credit quality of the obligor and the Company’s ability to obtain sufficient levels of credit insurance from independent insurance companies. Although the Company has not currently been limited in its ability to sell receivables, the severe tightening in the credit markets as a result of the current financial crisis could limit the Company’s ability to sell receivables in the future, particularly if the creditworthiness of our customers’ declines. In addition, in certain circumstances it has become more difficult and more expensive to obtain and maintain credit insurance.
We have deferred tax assets that we may not be able to use under certain circumstances.
If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on future operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933.
We have authority under the Credit Facility to acquire up to 2.0 million shares of our common stock in open market purchases. Between August 31, 2006, the date of amendment of the Credit Facility, and September 30, 2008, we repurchased 1,481,614 shares of our common stock leaving 518,386 remaining shares authorized for repurchase under the Credit Facility. We repurchased 159,810 shares during the quarter ended September 30, 2008, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable, or to manage dilution created by shares issued under our stock-based compensation plans. Repurchase information for the third quarter of 2008 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2008 — July 31, 2008	3,974	$21.28	N/A	N/A
August 1, 2008 — August 31, 2008	—	—	N/A	N/A
September 1, 2008 — September 30, 2008	155,836	25.62	N/A	N/A

Total Q3 2008	159,810	$25.51	N/A	N/A

ITEM 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	Universal Electronics Inc.
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