Form 10-K
period 2008-12-31
UNIVERSAL ELECTRONICS INC
filed 2009-03-13
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-21044
UNIVERSAL ELECTRONICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0204817
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

6101 Gateway Drive
Cypress, California	90630
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 820-1000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	Nasdaq Global Select Market
(Title of Class)	(Name of each exchange on which registered)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $222,599,735 based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.
As of March 11, 2009, 13,606,452 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2008 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2008.
Exhibit Index appears on page 82. This document contains 84 pages.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

Forward-Looking Statements
This Annual Report on Form 10-K, including “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve management’s assumptions. While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties. If these risks or uncertainties ever materialize and management’s assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Further, any forward-looking statement speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it’s not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
All statements other than statements of historical fact are statements that may be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; plans, strategies and objectives of management for future operations; expected development or relating to products or services; future economic conditions or performance; pending claims or disputes; expectation or belief; and assumptions underlying any of the foregoing.
Management assumptions that are subject to risks and uncertainties include those that are made about macroeconomic and geopolitical trends and events; foreign currency exchange rates; the execution and performance of contracts by customers, suppliers and partners; the challenges of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in “ITEM 1A. RISK FACTORS” of this report, and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.
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
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. (“Zilog” — NASDAQ: ZILG) for approximately $9.5 million in cash. The purchase included Zilog’s full library and database of infrared codes, and software tools. We also hired approximately 115 of Zilog’s sales and engineering personnel, including all 103 of Zilog’s personnel located in India. In a related transaction, Maxim Integrated Products (“Maxim” — NASDAQ: MXIM) acquired two of Zilog’s product lines, namely, the hardware portion of Zilog’s remote control business and Zilog’s secured transaction product line. We have cross-licensed the remote control technology and intellectual property with Maxim Integrated Products for purpose of conducting our respective businesses. For further information about this acquisition see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Results of Operations” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 24.”
Additional information regarding UEI can be obtained at www.uei.com.

Business Segment
Overview
Universal Electronics Inc. is a provider of a broad line of products, software, and technologies that are marketed to enhance home entertainment systems. Our offerings include the following:
•	easy-to-use, pre-programmed universal infrared (“IR”) and radio frequency (“RF”) remote controls that are sold primarily to multiple systems operators (“MSOs”), consumers, original equipment manufacturers (“OEMs”), and private labels,

•	audio-video (“AV”) accessories sold to consumers,

•	integrated circuits, on which our software and universal IR remote control database is embedded, sold primarily to OEMs and private labels,

•	intellectual property which we license primarily to OEMs, software development companies, private labels, and MSOs, and

•	software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems, cell phones and other consumer electronic devices to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.
Our business is comprised of one reportable segment.
Principal Products and Markets
Our principal markets include MSOs in the cable and satellite subscription broadcasting markets, as well as OEM, private label, retailer and custom installer companies that operate in the consumer electronics market.
We provide MSOs, namely cable operators and satellite service providers, both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and IR code database is embedded, to support the demand associated with the deployment of digital set-top boxes that contain the latest technology and features. We also sell our universal remote control devices and integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products.
For the years ended December 31, 2008, 2007, and 2006, our sales to Comcast Communications, Inc., represented 13.4%, 13.3% and 12.0% of our net sales, respectively. No other single customer accounted for 10% or more of our net sales in 2008, 2007, or 2006. However, DirecTV and its subcontractors collectively accounted for 19.3%, 16.9% and 17.7% of our net sales for the years ended December 31, 2008, 2007, and 2006, respectively.
We continue to pursue further penetration of the more traditional OEM consumer electronics markets. Customers in these markets generally package our wireless control devices for resale with their AV home entertainment products. We also sell customized chips, which include our software and/or customized software packages, to these customers. Growth in this line of business has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, multimedia and interactive internet applications, and the number of OEMs.
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. We will continue to add new sales people to support anticipated sales growth in these markets over the next few years.
In the international retail markets, our One For All® brand name remote control and accessories accounted for 15.6%, 17.9%, and 20.4% of our total net sales for the years ended December 31, 2008, 2007, and 2006, respectively. Throughout 2008, we continued our retail sales and marketing efforts in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico and selected countries in Asia and Latin America. Financial information relating to our international operations for the years ended December 31, 2008, 2007, and 2006 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 19”.

In 2008 we began to lay the ground work to expand our presence in the domestic retail markets. During the second quarter of 2008 we signed an agreement with Audiovox Accessories Corporation to be the exclusive supplier of embedded microcontrollers and infrared database software for Audiovox’s complete line of RCA universal remote controls sold in the North American retail markets. We also agreed to develop future remote controls for existing brands in the Audiovox lineup and granted Audiovox an exclusive license to sell and distribute our One For All® brand remote controls and accessories in North America.
Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. We had a total of 148 and 175 issued and pending United States patents at the end of 2008 and 2007, respectively. The reduction in the number of issued and pending patents resulted from the expiration of 1 patent and our sale of 37 patents, offset by 11 new patent filings. The 37 patents sold were no longer valuable to our core business. Management may sell patents from time to time if we determine the patents are no longer valuable to our core business or their market value exceeds the value we are likely to otherwise realize. Our patents have remaining lives ranging from approximately one to eighteen years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of IR codes. Additionally, the names of most of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for a variety of terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases, we have elected common law trade secret protection in lieu of obtaining such other protection.
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 400,000 individual device functions and over 3,600 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer’s written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control database is capable of controlling virtually all IR controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.
Our proprietary software and know-how permit us to compress IR codes before we load them into our products. This provides significant cost and space efficiencies that enable us to include more codes and features in the memory space of our wireless control devices than are included in the similarly priced products of our competitors.
With today’s rapidly changing technology, upgradeability ensures the compatibility of our remote controls with future home entertainment devices. We have developed patented technology that provides users the capability to easily upgrade the memory of our remote controls with IR codes that were not originally included using their personal computer or telephone. These upgrade options utilize one or two-way communication to upgrade the remote controls’ IR codes or firmware depending on the requirements.
Each of our wireless control devices is designed to simplify the use of home entertainment and other equipment. To appeal to the mass market, the number of buttons is minimized to include only the most popular functions. Another patented ease of use feature we offer in several of our products is our user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.
Our remote controls are also designed for easy set-up. For most of our products, the consumer simply inputs a four-digit code for each device to be controlled. During 2007, building on our strategy to develop new products and technologies to further simplify remote control set-up, we created the One For All® X-sightTM product (formerly called Stealth USB) and the EZ-RCTM Web-based remote control set-up application (formerly called EZ-Web), both released in Europe during the fourth quarter of 2008. The X-sightTM is a remote control device that utilizes a touch screen LCD display to augment the user experience for both set-up and operation. The X-sightTM has a mini USB port that can be connected to a personal computer. Once connected to a personal computer, our customers can utilize the EZ-RCTM remote control set-up application’s graphical interface to fully program their remote control. Each remote control user can create their own personal profile on the device, with their favorite channels, custom functions, and more.
Another product we developed during 2007 was an automated set-up method that utilizes a set-top box. This product, designed for subscription broadcasters, will help to simplify the end user’s set-up experience by allowing them to interface with their set-top box, using their television, to program a remote. The set-top box can memorize the set-up parameters allowing the user to restore the set-up to a new or existing remote.
Wireless networking is one of today’s fastest growing trends. Combining our connectivity software and patent portfolio with Universal Plug-n-Play (“UPnP”) standards and the 802.11 wireless networking protocols, we developed our Nevo® product line. NevoSL®, which began shipping during the second quarter of 2005, is a stand alone universal wireless controller that uses Wi-Fi to control the play back or viewing of MP3s, photos, and videos stored on a PC, through any UPnP media player attached to a home entertainment system. By utilizing the touch screen user interface, customers may select play lists, slide shows, or videos to be played via the media player from anywhere within the networks range. In addition, NevoSL® utilizes infrared technology to control virtually all infrared controlled consumer electronic devices, and may also be utilized to control wireless household appliances.
Building on the Nevo line, in 2007 we launched three new products for the custom installer market: NevoQ50®; NevoConnect® NC-50 base station; and NevoStudio Pro® programming software. NevoQ50® and NevoConnect include Z-wave™ functionality to enable bi-directional RF control to take full advantage of the Z-Wave™ “mesh networking” technologies, improving the range and increasing the reliability of signal transmissions. Voltage sensing and video state detection allows the controller to detect whether AV equipment is on or off for improved macro execution. NevoStudio Pro was updated with an easy wizard interface, drag and drop programming, and the ability to generate configuration files for both the remote and base station simultaneously within a single application.
In January 2008, we continued to broaden our line of advanced function remotes for the custom installer market with the release of NevoS70®. The NevoS70® combines all the technology of the NevoQ50® with access to web-based services to deliver real-time information such as news, sports and stock quotes; extended battery life; and the ability to view and control any device that has a compatible embedded web server, such as many web-based cameras and media servers.
During the first quarter of 2009 we intend to release a major software update to the NevoS70® and NevoQ50®. This update will enable two-way Z-Wave™ control and communication for home control systems such as lighting, HVAC, window coverings, and others. Two-way Z-Wave™ communication gives the user immediate feedback on the remote to indicate the current status of their Z-Wave™ devices. For example, users may see on the remote’s display what lights are on and their brightness levels (for dimmers), and may also check the thermostat for the current temperature. In addition, this software update enables two-way serial communication, including metadata transmission, with select third-party devices. These devices include digital media servers and AV distribution systems.
The Nevo® product line supports the attainment of our strategic goal to build our presence as a wireless control technology leader, enabling consumers to wirelessly connect, control, and interact within the ever-increasingly complex home.
Methods of Distribution
Our distribution methods for our remote control devices are dependent on the sales channel. We distribute remote control devices directly to MSOs and OEMs, both domestically and internationally. In the North American retail channel, we license our One For All® brand name to Audiovox, who in turn sells products directly to certain domestic retailers and third party distributors. Outside of North America, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries. We utilize third party distributors for the custom installer channel, and for retail in countries where we do not have subsidiaries.

We have twelve international subsidiaries, Universal Electronics B.V., established in the Netherlands, One For All GmbH, established in Germany, One for All Iberia S.L., established in Spain, One For All UK Ltd., established in the United Kingdom, One For All Argentina S.R.L., established in Argentina, One For All France S.A.S., established in France, Universal Electronics Italia S.R.L., established in Italy, UE Singapore Pte. Ltd., established in Singapore, UEI Hong Kong Pte. Ltd., established in Hong Kong, UEI Electronics Pte. Ltd., established in India, UEI Cayman Inc., established in the Cayman Islands and Ultra Control Consumer Electronics GmbH, established in Germany.
We have developed a broad portfolio of patented technologies and the industry’s leading database of IR codes. We ship integrated circuits, on which our software and IR code database is embedded, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers. Licenses are delivered upon the transfer of a product master or on a per unit basis when the software or technology is used in a customer device.
We provide domestic and international consumer support to our various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers through our automated “InterVoice” system. Live agent help is available through certain programs. We also make available a free web-based support resource, www.urcsupport.com, designed specifically for MSOs. This solution offers interactive online demos and tutorials to help users easily setup their remote and commands, and as a result reduces call volume at customer support centers. Additionally, ActiveSupport®, a call center, provides customer interaction management services from service and support to retention. Pre-repair calls, post-install surveys, and inbound calls to customers provide greater bottom-line efficiencies. We continue to review our programs to determine their value in enhancing and improving the sales of our products. As a result of this continued review, some or all of these programs may be modified or discontinued in the future and new programs may be added.
Raw Materials and Dependence on Suppliers
We utilize third-party manufacturers and suppliers primarily in Asia to produce our wireless control products. In 2008, Computime, C.G. Development, Samsung and Samjin each provided more than 10% of our total inventory purchases. They collectively provided 73.1% of our total inventory purchases for 2008. In 2007, Computime, C.G. Development and Samsung each provided more than 10% of our total inventory purchases. They collectively provided 63.2% of our total inventory purchases for 2007. In 2006, Computime, C.G. Development, Freescale and Jetta each provided more than 10% of our total inventory purchases. They collectively provided 60.9% of our total inventory purchases for 2006.
We continue to evaluate additional contract manufacturers and sources of supply. During 2008, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. This diversification lessens our dependence on any one contract manufacturer and allows us to negotiate more favorable terms. Where possible we utilize standard parts and components, which are available from multiple sources. To reduce our dependence on our integrated circuits suppliers we continually seek additional sources, such as our new relationship with Maxim. To further manage our integrated circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. In 2007, our net sales in the first half of the year exceeded our net sales in the second. This was primarily the result of strong demand from our domestic cable customers in the first and second quarters of 2007. This demand was driven by their effort to meet the Open Cable Applications Platform (“OCAP”) July 1, 2007 deadline. In 2008, our sales cycle returned to its historical pattern and we expect this pattern to be repeated in 2009.

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to the Consolidated Financial Statements — Note 23” for further details regarding our quarterly results.
Competition
Our principal competitor in the domestic MSO market is Philips Consumer Electronics. In the international retail and private label markets for wireless controls we compete with Philips Consumer Electronics, Thomson and Sony as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. We compete against Universal Remote Control, Logitech, and Ruwido in the IR database market. Our NevoSL® product competes in the custom electronics installation market against AMX, RTI, Control4, Universal Remote Control, Philips Consumer Electronics, Logitech and many others. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2008, our engineering efforts focused on the following:
•	broadening our product portfolio;

•	modifying existing products and technologies to improve features and lower costs;

•	formulating measures to protect our proprietary technology and general know-how;

•	improving our software so that we may pre-program more codes into our memory chips;

•	simplifying the set-up and upgrade process for our wireless control products; and

•	updating our library of IR codes to include IR codes for new features and devices introduced worldwide.
Our engineering efforts included developing remote controls that combine consumer friendly interfaces and intuitive setup with advance functions. The Xsight, which was released in Europe during the fourth quarter of 2008, may be set up in minutes utilizing the intuitive menu on its color LCD display, without an instruction manual. We also developed the Web based EZ-RC™ application. Users create a personal account to begin. The application accepts any previously set up devices from the on-remote setup and then is able to add or change devices as well as personalize more advanced features such as favorites, profiles and activities.
We also developed products aimed at unifying traditional technologies that are encountered within a home, and emerging technologies. These products allow consumers to deploy our products to situations ranging from a simple IR based audio-visual stack to a modern digital media management system that allows access to digital content such as music, pictures and videos. Our NevoStudio Pro update enables two-way Z-Wave™ control and communication for home control systems such as lighting, HVAC, window coverings, and others. Two-way Z-Wave™ communication gives the user immediate feedback on the remote to indicate the current status of their Z-Wave™ devices. For example, users may see on the remote’s display what lights are on and their brightness levels (for dimmers), and may also check the thermostat for the current temperature. In addition, this software update enables two-way serial communication, including metadata transmission, with select third-party devices. These devices include digital media servers and AV distribution systems.
Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of our research and development projects will be successfully completed.
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. for approximately $9.5 million in cash. The purchase included Zilog’s full library and database of infrared codes, and software tools. We also hired approximately 115 of Zilog’s sales and engineering personnel, including all 103 of Zilog’s personnel located in India. The engineering personnel acquired from Zilog are focused on the capture of IR codes and the development of software and firmware leading to more complete solutions to customer needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. These efforts will enable us to provide customers with reductions in design cycle times, lower costs, and improvements in integrated circuit design, product quality and overall functional performance. These efforts will also enable us to further penetrate existing markets, pursue new markets more effectively and expand our business.
Our expenditures on engineering, research and development were:

(in millions):	2008	2007	2006
Research and development (1)	$8.2	$8.8	$7.4
Engineering (2)	6.9	3.9	5.0

Total engineering, research and development	$15.1	$12.7	$12.4

(1)	Research and development expense for each of the years ended December 31, 2008, 2007, and 2006 includes $0.4 million of stock-based compensation expense.

(2)	Engineering costs are included in SG&A.
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damages or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products.
We also may face significant costs and liabilities in connection with product take-back legislation. The European Union (the “EU”) enacted the Waste Electrical and Electronic Equipment Directive (“WEEE”), which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. During 2007, the majority of our European subsidiaries became WEEE compliant. Our Italian subsidiary became compliant in February 2008. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan.
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2008, 2007 and 2006, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2008, we employed 433 employees, of which 155 worked in engineering and research and development, 69 in sales and marketing, 93 in consumer service and support, 51 in operations and warehousing and 65 in executive and administrative functions. On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. As a result of this transaction, we hired approximately 115 of Zilog’s sales and engineering personnel, including all 103 of Zilog’s personnel located in India. None of our employees are subject to a collective bargaining agreement or represented by a union. We consider our employee relations to be good.

International Operations
Financial information relating to our international operations for the years ended December 31, 2008, 2007 and 2006 is incorporated by reference to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 19” at pages 69–70.
Available Information
Our Internet address is www.uei.com. We make available free of charge through the website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports as soon as reasonably practical after we electronically file such reports with the Securities and Exchange Commission. These reports may be found on our website at www.uei.com under the caption “SEC Filings” on the Investor page. Investors may also obtain copies of our SEC filings from the SEC website at www.sec.gov.
ITEM 1A. RISK FACTORS
Forward Looking Statements
We caution that the following important factors, among others (including, but not limited to, factors discussed below in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” as well as those factors discussed elsewhere in this Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects a war or terrorist activities may have on us or the economy; the economic environment’s effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, automotive, and cellular industries not materializing or growing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.
General economic conditions, both domestic and international, have an impact on our business and financial results. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis may impact our business in a number of ways, including:
Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products may differ materially from our current expectations.
Customers’ Inability to Obtain Financing to Make Purchases from Us and/or Maintain Their Business: Some of our customers require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products may adversely impact our financial results. In addition, if the financial crisis results in insolvencies for our customers, it may adversely impact our financial results.
Potential Impact on Trade Receivables: Credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable balances and longer DSOs. This may result in greater expense associated with collection efforts and increased bad debt expense.
Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: We make sales in certain regions of the world through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition our end customers to purchase products from other third parties, or from us directly, it may adversely impact our financial results.
Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it may result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial results. In addition, credit constraints at key suppliers may result in accelerated payment of accounts payable by us, impacting our cash flow.
Dependence upon Key Suppliers
During 2008, four sources, Computime, C.G. Development, Samsung and Samjin, each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $135.5 million, or 73.1%, of total inventory purchases during 2008. During 2007, Computime, C.G. Development and Samsung, each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $100.7 million, representing 63.2% of total inventory purchases in 2007. During 2006, Computime, C.G. Development, Freescale and Jetta each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $82.6 million or 60.9% of our total inventory purchases in 2006.
Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, from two sources, Freescale and Samsung. To reduce our dependence on our integrated circuits suppliers we continually seek additional sources, such as our new relationship with Maxim. We generally maintain inventories of our integrated chips, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions.
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

Dependence on Foreign Manufacturing
Third-party manufacturers located in Asia manufacture a majority of our products. Our arrangements with our foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, and other factors, which may have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.
Potential Fluctuations in Quarterly Results
Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year and the largest proportion of sales occurring in the last quarter. In 2007, sales in the first half of the year exceeded our sales in the second half. This was primarily the result of strong demand from our domestic cable customers in the first and second quarters of 2007. This demand was driven by their effort to meet the July 1, 2007 Open Cable Applications Platform (“OCAP”) deadline. In 2008, our sales cycle returned to its historical pattern and we expect this pattern to be repeated in 2009, however, factors such as those we experienced during 2007 may cause our sales cycles to deviate from historical patterns. Such factors, including quarterly variations in financial results, may have a material adverse affect on the volatility and market price of our common stock.
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
In addition, we may experience significant fluctuations in future quarterly operating results that may be caused by many other factors, including demand for our products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which our products are sold, product or supply constraints, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, foreign currency exchange rate fluctuations and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that may have a material adverse effect on our business, results of operations or financial condition. As a result, we believe period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.
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
In addition, certain of our products have more features and are more complex than others and therefore require more end-user technical support. In some instances, we rely on distributors or dealers to provide the initial level of technical support to the end-users. We provide the second level of technical support for bug fixes and other issues at no additional charge. Therefore, as the mix of our products includes more of these complex product lines, support costs may increase, which would have an adverse effect on our business, operating results, financial condition and cash flows.
Dependence Upon Timely Product Introduction
Our ability to remain competitive in the wireless control and AV accessory products market will depend considerably upon our ability to successfully identify new product opportunities, as well as develop and introduce these products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful at developing and marketing new products or enhancing our existing products, or that these new or enhanced products will achieve consumer acceptance and, if achieved, will sustain that acceptance. In addition, there can be no assurance that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, may have a material adverse effect on our operating results, financial condition and cash flows.
In addition, the introduction of new products may require significant expenditures for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.
Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products, AV accessory products, and proprietary technologies to private label customers, original equipment manufacturers, and companies involved in the subscription broadcasting industry. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Asia, South Africa, Australia, and Argentina currently representing our principal foreign markets.
In each of the years ended December 31, 2008, 2007 and 2006, we had sales to one customer, Comcast Communications Inc., that amounted to more than 10% of our net sales for the year. In addition, in each of these years, we had sales to DirecTV and its sub-contractors, that when combined, exceeded 10% of our net sales. The loss of either of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our financial condition, results of operations and cash flows.
Change in Warranty Claim Costs
We rely on third-party companies to service a large portion of our customer warranty claims. If the cost to service these warranty claims increases unexpectedly, or these outside services cease to be available, we may be required to increase our estimate of future claim costs, which may have a material adverse effect on our operating results, financial condition and cash flows.
Outsourced Labor
We employ a small number of personnel to develop and market additional products that are part of the Nevo® platform as well as products that are based on the Zigbee®, Z-Wave® and other radio frequency technology. Even after these hires, we continue to use outside resources to assist us in the development of these products. While we believe that such outside services should continue to be available to us, if they cease to be available, the development of these products may be substantially delayed, which may have a material adverse effect on our operating results, financial condition and cash flows.
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
Some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that, based upon past experience and industry practice, such licenses generally may be obtained on commercially reasonable terms; however, there is no guarantee that such licenses may be obtained on such terms or at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon the patents of others.
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
Risks of Conducting Business Internationally
Risks of doing business internationally may adversely affect our sales, operations, earnings and cash flows due to a variety of factors, including, but not limited to:
•	changes in a country or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

•	currency fluctuations affecting sales, particularly in the Euro and British Pound, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	currency fluctuations affecting costs, particularly the Euro, British Pound and the Chinese Yuan, which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs, and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements related to making foreign direct investments, which may affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry.
Effectiveness of Our Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our internal control over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal control over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action may adversely affect our financial results and the market price of our common stock.
Changes in Generally Accepted Accounting Principles
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to revision and interpretation by various governing bodies, including the FASB and the SEC. A change in current accounting standards or their interpretation may have a significant adverse effect on our operating results, financial condition and cash flows.
Unanticipated Changes in Tax Provisions or Income Tax Liabilities
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory and other items in intercompany transactions. From time to time, we are subject to tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We assess the likely outcomes of these audits in order to determine the appropriateness of the tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits may have a material impact on our financial condition, results of operations and cash flows. In addition, our effective tax rate in the future may be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. Furthermore, our tax provisions may be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax positions.
Inability to Use Deferred Tax Assets
We have deferred tax assets that we may not be able to use under certain circumstances. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowances against our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on our future operating results, financial condition and cash flows.
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. With the passage of the European Union’s Restriction of Hazardous Substances Directive, which makes producers of electrical goods responsible for collection, recycling, treatment and disposal of recovered products, similar restrictions in China effective March 2007 and the European Union’s Waste Electrical and Electronic Equipment Directive, we may face significant costs and liabilities in complying with these laws and any future laws and regulations or enforcement policies that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
Leased Property
We lease all of the properties used in our business. We can give no assurance that we will enter into new or renewal leases, or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our operating results, financial condition and cash flows.
Technology Changes in Wireless Control
We currently derive substantial revenue from the sale of wireless remote controls based on infrared (“IR”) technology. Other control technologies exist or may be developed that may compete with IR. In addition, we develop and maintain our own database of IR and RF codes. There are several competing IR and RF libraries offered by companies that we compete with in the marketplace. The advantage that we may have compared to our competitors is difficult to measure. If other wireless control technology gains acceptance and starts to be integrated into home electronics devices currently controlled through our IR remote controllers, demand for our products may decrease, resulting in decreased revenue, earnings and cash flow.
Failure to Recruit, Hire, and Retain Key Personnel
Our ability to achieve growth in the future will depend, in part, on our success at recruiting, hiring, and retaining highly skilled engineering, managerial, operational, sales and marketing personnel. Our corporate office, including our advance technology engineering group, is based in Southern California. The high cost of living in Southern California makes it difficult to attract talent from outside the region and may also put pressure on overall employment related expense. Additionally, our competitors seek to recruit and hire the same key personnel. Therefore, if we fail to stay competitive in salary and benefits within the industry it may negatively impact our ability to hire and retain key personnel. The inability to recruit, hire, and retain qualified personnel in a timely manner, or the loss of any key personnel, may make it difficult to meet key objectives, such as timely and effective product introductions.

Credit Facility
We amended our Credit Facility in August 2006, extending it for an additional three years until August 2009. We are currently negotiating another extension. Presently, we have no borrowings under this facility; however, we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will continue to be extended and thus available to us if we need to borrow. If this or any other Credit Facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which may have a material adverse effect on our operating results, financial condition and cash flows.
Change in Competition and Pricing
We rely on third-party manufacturers to build our universal wireless control products, based on our extensive IR code library and patented technology. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition may arise from manufacturers who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we may experience downward pressure on our pricing or lose sales, which may have a material adverse effect on our operating results, financial condition and cash flows.
Transportation Costs; Impact of Oil Prices
We ship products from our foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand or delays in production and, as a result, products may be shipped via air which is more costly than ocean shipments. Often, we typically cannot recover the increased cost of air freight from our customers. Additionally, tariffs and other export fees may be incurred to ship products from foreign manufacturers to the customer. The inability to predict swings in demand or delays in production may increase the cost of freight which may have a material adverse effect on our product margins.
In addition, we have an exposure to oil prices in two forms. The first is in the prices of the oil-based materials that we use in our products, which are primarily the plastics and other components that we include in our finished products. The second is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. We record freight-in as a cost of sales and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.
Proprietary Technologies
We produce highly complex products that incorporate leading-edge technology, including hardware, firmware, and software. Firmware and software may contain bugs that can unexpectedly interfere with product operation. There can be no assurance that our testing programs will detect all defects in individual products or defects that may affect numerous shipments. The presence of defects may harm customer satisfaction, reduce sales opportunities, or increase returns. An inability to cure or repair such a defect may result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, increased inventory costs, or product reengineering expenses, any of which may have a material impact on our revenues, margins and net income.
Strategic Business Transactions
We may, from time to time, pursue strategic alliances, joint ventures, business acquisitions, products or technologies (“strategic business transactions”) that complement or expand our existing operations, including those that may be material in size and scope. Strategic business transactions, including our recent acquisition of patents, intellectual property and other assets from Zilog, involve many risks, including the diversion of management’s attention away from day-to-day operations. There is also the risk that we will not be able to successfully integrate the strategic business transaction with our operations, personnel, customer base, products or technologies. Such strategic business transactions may also have adverse short-term effects on our operating results, and may result in dilutive issuances of equity securities, the incurrence of debt, and the loss of key employees. In addition, these strategic business transactions are generally subject to specific accounting guidelines that may adversely affect our financial condition, results of operations and cash flow. For instance, business acquisitions must be accounted for as purchases and, because most technology-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges, which may have a material adverse effect on our results of operations. There can be no assurance that any such strategic business transactions will occur or, if such transactions do occur, that the integration will be successful or that the customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.
Growth Projections
Management has made the projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America regarding future events and the financial performance of the company, including those involving:
•	the benefits the company expects as a result of the development and success of products and technologies, including new products and technologies and the company’s home connectivity line of products and software;

•	the recently announced new contracts with new and existing customers and new market penetrations;

•	the growth expected as a result of the digital from analog conversion;

•	the expected continued growth in digital TVs, PVRs and overall growth in the company’s industry;

•	the effects the we may experience due to the continued softness in its worldwide markets driven by the current economic environment.
Actual events or results may be unfavorable to management’s projections, which would have a material adverse effect on our projected operating results, financial condition and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments as of the date of filing this Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Cypress, California. We utilize the following office facilities:

		Square
Location	Purpose or Use	Feet	Status
Cypress, California	Corporate headquarters, engineering, research and development	34,080	Leased, expires January 31, 2012

Twinsburg, Ohio	Consumer and customer call center	21,509	Leased, expires May 30, 2011

Enschede, Netherlands	International headquarters and call center	18,292	Leased, expires September 30, 2013

San Mateo, California	Engineering, research and development	4,868	Leased, expires June 30, 2011

Hong Kong, China	Operations and administrative services	3,060	Leased, expires November 15, 2009
In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices. We plan to renew our lease for the Hong Kong office which expires in November 2009. Furthermore, in order to support the growth of our company, during 2008 we completed renovations to expand our corporate headquarters.
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 13” for additional information regarding our obligations under leases.

ITEM 3. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21” at page 70 is incorporated by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers as of March 13, 2009:

Name	Age	Position
Paul D. Arling	46	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	53	Executive Vice President, Managing Director, Europe
Mark S. Kopaskie	51	Executive Vice President, General Manager U.S. Operations
Richard A. Firehammer, Jr.	51	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	39	Senior Vice President and Chief Financial Officer

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2008 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2009 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
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
Mark S. Kopaskie is our Executive Vice President and General Manager, U.S. Operations. He rejoined us in September 2006 as our Senior Vice President and General Manager, U.S. Operations and was promoted to his current position in December 2006. He was our Executive Vice President and Chief Operating Officer from 1995 to 1997. From 2003 until November 2005, Mr. Kopaskie was President and Chief Executive Officer of Packaging Advantage Corporation (PAC), a personal care and household products manufacturer, which was acquired by Marietta Corporation in November 2005. Following the acquisition, he served as Senior Vice President, Business Development for Marietta Corporation. From 1997 to 2003, he held senior management positions at Birdair Inc., a world leader in the engineering, manufacturing, and construction of tensioned membrane structures, and OK International, a manufacturer and marketer of fluid dispensing equipment, solder and de-solder systems, and wire wrap products. Prior to joining us in 1995, Mr. Kopaskie was Senior Vice President of Operations at Mr. Coffee Inc.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 11, 2009 was $16.32. Our stockholders of record on March 11, 2009 numbered approximately 68. We have never paid cash dividends on our common stock, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business. In addition, the terms of our revolving Credit Facility limit our ability to pay cash dividends on our common stock. For further information regarding our revolving Credit Facility see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources” at pages 33–35 and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 7” at page 56.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during 2008.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2008		2007
	High	Low	High	Low
First Quarter	$35.50	$18.04	$29.89	$19.25
Second Quarter	28.20	20.67	38.09	26.66
Third Quarter	27.99	19.02	39.33	25.20
Fourth Quarter	26.49	12.33	38.50	31.29
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet Be
			Publicly	Purchased
	Total Number of	Weighted Average	Announced	Under the
	Shares	Price Paid	Plans	Plans or
Period	Purchased	per Share	or Programs	Programs
10/1/08 – 10/31/08	204,604	$25.04	—	313,782
11/1/08 – 11/30/08	—	—	—	313,782
12/1/08 – 12/31/08	—	—	—	313,782

Total during fourth quarter	204,604	$25.04	—

During the year ended December 31, 2006 our Board of Directors authorized the repurchase of 2.0 million shares of outstanding common stock under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans. During the year ended December 31, 2008, we repurchased 1,118,318 shares for $26.7 million. As of December 31, 2008, we have 313,782 shares available for repurchase under the program.

Equity Compensation Plans
Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated by reference to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” at pages 79–80, under the caption “Equity Compensation Plan Information” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 11” at pages 58–63, under the caption “Stock Incentive Plans.”
Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of our Peer Group Index (the “Peer Group Index”) and the NASDAQ Composite Index (the “NASDAQ Composite Index”) for the five (5) year period ended December 31, 2008. The comparison assumes that $100 is invested on December 31, 2003 in each of our common stock, the Peer Group Index and the NASDAQ Composite Index and that all dividends are reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.
Comparison of Stockholder Returns Amount Universal Electronics Inc.,
the Peer Group Index (1), and the NASDAQ Composite Index

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Universal Electronics Inc.	$100	$138	$135	$165	$262	$127
Peer Group Index	$100	$134	$133	$131	$102	$39
NASDAQ Composite Index	$100	$109	$110	$121	$132	$79

(1)	Companies in the Peer Group Index are as follows: Harman International Industries, Inc. and Koss Corporation.
Information presented is as of the end of each calendar year for the period December 31, 2003 through 2008. This information shall not be deemed to be “solicited material” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) nor shall this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the Consolidated Financial Statements and notes thereto included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Net sales	$287,100	$272,680	$235,846	$181,349	$158,380
Operating income	$20,761	$26,451	$18,517	$11,677	$13,540
Net income	$15,806	$20,230	$13,520	$9,701	$9,114
Earnings per share:
Basic	$1.13	$1.40	$0.98	$0.72	$0.67
Diluted	$1.09	$1.33	$0.94	$0.69	$0.65
Shares used in calculating earnings per share:
Basic	14,015	14,410	13,818	13,462	13,567
Diluted	14,456	15,177	14,432	13,992	14,100
Cash dividend declared per common share	—	—	—	—	—
Gross margin	33.5%	36.4%	36.4%	37.0%	38.9%
Selling, general, administrative, research and development expenses as a % of net sales	26.3%	26.7%	28.5%	30.6%	30.3%
Operating margin	7.2%	9.7%	7.9%	6.4%	8.6%
Net income as a % of net sales	5.5%	7.4%	5.7%	5.4%	5.8%
Return on average assets	7.3%	10.2%	8.3%	6.8%	6.8%
Working capital	$122,303	$140,330	$106,179	$77,201	$75,081
Ratio of current assets to current liabilities	3.0	4.0	3.4	2.8	3.1
Total assets	$217,555	$217,285	$178,608	$146,319	$140,400
Cash and cash equivalents	$75,238	$86,610	$66,075	$43,641	$42,472
Long-term debt	—	—	—	—	—
Stockholders’ equity	$153,353	$168,242	$134,217	$103,292	$103,881
Book value per share (a)	$11.24	$11.55	$9.58	$7.63	$7.66
Ratio of liabilities to liabilities and stockholders’ equity	29.5%	22.6%	24.9%	29.4%	26.0%

(a)	Book value per share is defined as stockholders’ equity divided by common shares issued, less treasury stock.
The comparability of information between 2004 and the other years presented is affected by the acquisition of SimpleDevices Inc. in the fourth quarter of 2004.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We have developed a broad line of pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include OEMs, MSOs (cable and satellite service providers), international retailers, CEDIA (Custom Electronic Design and Installation Association), U.S. retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products. We believe that our universal remote control database contains device codes that are capable of controlling virtually all infrared remote (“IR”) controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 400,000 individual device functions and over 3,600 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
Since the third quarter of 2006, we have been operating as one business segment. We have twelve subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain and the United Kingdom.
To recap our results for 2008:
•	Our revenue grew 5.3% from $272.7 million in 2007 to $287.1 million in 2008.

•	Our sales growth in 2008 was the result of strong demand from the customers in our business category, due in part to the continuation of the upgrade cycle from analog to digital, consumer demand for advanced-function offerings from subscription broadcasters, increased share with existing customers, and new customer wins.

•	Our full year 2008 operating income fell 21.5% to $20.8 million from $26.5 million in 2007. Our operating margin percentage decreased from 9.7% in 2007 to 7.2% in 2008 due primarily to the decrease in our gross margin percentage from 36.4% in 2007 to 33.5% in 2008. The decrease in our gross margin rate was due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin Business category. In addition, sales mix within our sales categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. The weakening of the British pound also contributed to the decline in our gross margin percentage.

•	2008 capped off a successful three-year period, where sales during this period grew at a compounded rate of approximately 17% and although lower than 2007 earnings per diluted share, 2008 earnings per diluted share represents a compounded growth rate of approximately 16%.
Our strategic business objectives for 2009 include the following:
•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Asia in particular;

•	continue to develop industry-leading technologies and products; and

•	continue to evaluate potential acquisition and joint venture opportunities that may enhance our business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition
We recognize revenue on the sale of products when delivery has occurred, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectability is reasonably assured.
We record a provision for estimated retail sales returns on retail product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. The allowance for sales returns balance at December 31, 2008 and 2007 contained reserves for items returned prior to year-end, but that were not completely processed, and therefore not yet removed from the allowance for sales returns balance. We estimate that if these returns had been fully processed the allowance for sales returns balance would have been approximately $0.8 million on December 31, 2008 and 2007. The value of these returned goods was included in our inventory balance at December 31, 2008 and 2007.
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
Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded. We have no obligations after delivery of our products other than the associated warranties. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. We increased our allowance for doubtful accounts by $0.4 million in 2008 to reflect certain customer accounts where collection is highly uncertain in the current economic environment. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted, either upward or downward.
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
We have not made any material changes in our methodology for recognizing revenue during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to recognize revenue. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that may be material.

Warranty
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We estimate and recognize product warranty costs, which are included in cost of sales, as we sell the related products. Warranty costs are forecasted based on the best available information, primarily historical claims experience and the expected cost per claim. The costs we have incurred to service warranty claims have been minimal. As a result the balance of our reserve for estimated warranty costs is not significant.
We have not made any material changes in our warranty reserve methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate the warranty reserve. However, actual claim costs may differ from the amounts estimated. If a significant product defect were to be discovered on a high volume product, our financial statements may be materially impacted. Historically, product defects have been less than 0.5% of the net units sold.
Inventories
Our inventories consist of primarily wireless control devices and the related component parts, including integrated circuits, and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We write-down our inventory for the estimated difference between the inventory’s cost and its estimated market value based upon our best estimates about future demand and market conditions.
We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write-down any excess or obsolete inventories on hand. Our total excess and obsolete inventory reserve as of December 31, 2008 and 2007 was $1.5 million and $1.8 million, respectively, or 3.5% and 5.0% of total inventory. The decrease in our excess and obsolete reserve in 2008 was the result of $2.4 million of additional write-downs, offset by $2.7 million of scrapping. This compared to additional write-downs of $2.1 million and scrapping of $2.5 million in 2007.
We have not made any material changes in the accounting methodology used to establish our excess and obsolete inventory reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we used to calculate our excess and obsolete inventory reserve. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $0.5 million.
Business Combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets and the liabilities assumed, as well as in-process research and development (“IPR&D”), based upon their estimated fair values. Such valuations require management to make significant fair value estimates and assumptions, especially with respect to intangible assets. Management estimates the fair value of certain intangible assets by utilizing the following (but not limited to):
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

Our estimates are based upon assumptions believed to be reasonable; however, unanticipated events or circumstances may occur which may affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.
Valuation of Long-Lived Assets and Intangible Assets
We assess long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which may trigger an impairment review if significant include the following:
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
Capitalized Software Development
At each balance sheet date, we compare the unamortized capitalized costs of a software product to its net realizable value. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues attributable to each product reduced by its estimated future completion costs and disposal. Any remaining amount of capitalized software development costs that have been written down are considered to be the cost for subsequent accounting purposes, and the amount of the write-down is not subsequently restored.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of net realizable value we use to test for impairment losses on capitalized software development. However, if actual results are not consistent with our estimates and assumptions we may be exposed to impairment charges.
Goodwill
We evaluate the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition or (3) an adverse action or assessment by a regulator.

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
To evaluate whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.
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
We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We continue to estimate the fair value of our reporting units to be in excess of their carrying value, and therefore have not recorded any impairment. However, we noted a decrease in the amount of excess fair value over the carrying value of our reporting units caused primarily by the slowing economy and credit market disruptions. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates and assumptions we may be exposed to material impairment charges.
Income Taxes
We calculate our current and deferred tax provisions based on estimates and assumptions that may differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third and fourth quarters of the subsequent year for U.S. federal and state provisions, respectively.
We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.
Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. The decision to reinvest our foreign earnings indefinitely outside the United States is based on our projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business may impact our effective tax rate.
We are subject to income taxes in the United States and foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with FIN 48. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. We have recorded a liability for uncertain tax positions of $8.7 million at December 31, 2008. The amounts ultimately paid upon resolution of audits may be materially different from the amounts previously included in our income tax expense and, therefore, may have a material impact on our tax provision, net income and cash flows. Our reserve for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. We review our reserves quarterly, and we may adjust such reserves due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of advanced pricing agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations.
Stock-Based Compensation Expense
We account for our stock-based compensation plans under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. During the year ended December 31, 2008, 2007 and 2006, we recorded $4.2 million, $3.5 million and $3.1 million, respectively, in pre-tax stock-based compensation expense. The income tax benefit associated with stock-based compensation expense was $1.5 million, $1.2 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Stock-based compensation expense by income statement caption for the years ended December 31, 2008, 2007 and 2006 was the following:

(in thousands)	2008	2007	2006
Cost of sales	$17	$31	$26
Research and development	356	418	370
Selling, general and administrative	3,870	3,072	2,721

Total stock-based compensation expense	$4,243	$3,521	$3,117

During the year ended December 31, 2008, we granted 132,500 stock options to executive employees and board members and 8,000 stock options to non-executive employees.
Based on the non-vested stock options outstanding at December 31, 2008, we expect to recognize $2.8 million in unrecognized pre-tax stock-based compensation expense over a weighted-average life of 2.21 years.
SG&A includes pre-tax stock-based compensation related to restricted stock awards granted to outside directors of $0.6 million, $0.7 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. We issue restricted stock awards to the outside directors for services performed. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year.
During the first quarter of 2008, as part of our annual compensation review cycle, the Compensation Committee of the Board of Directors granted 115,926 shares of restricted stock to our executives under the 2006 Stock Incentive Plan. These awards were granted to assist us in meeting our performance and retention objectives. Each executive’s grant is subject to a three-year vesting period. The stock-based compensation expense included in SG&A related to this award was $0.9 million for the year ended December 31, 2008.
In accordance with SFAS 123R, compensation expense related to restricted stock awards is determined based on the fair value of the shares awarded on the grant date. We determined the fair value of the restricted stock utilizing the average of the high and low trade prices of our Company’s shares on the grant date. During the years ended December 31, 2008, 2007 and 2006, we granted 141,864, 25,000 and 22,813 shares, respectively.
Based on the non-vested restricted stock awards outstanding at December 31, 2008, we expect to recognize $2.1 million in unrecognized pre-tax stock-based compensation expense over a weighted-average life of 1.8 years.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the utilization of highly subjective assumptions, including the expected life and forfeiture rate of the share-based payment awards and stock price volatility. Management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense may be materially different in the future.
We do not believe it is reasonably likely that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with our estimates and assumptions we may be exposed to material stock-based compensation expense. Refer to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements — Note 11” for additional disclosure regarding stock-based compensation expense.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
(in thousands)	2008		2007		2006
Net sales	$287,100	100.0%	$272,680	100.0%	$235,846	100.0%
Cost of sales	190,910	66.5	173,329	63.6	149,970	63.6

Gross profit	96,190	33.5	99,351	36.4	85,876	36.4
Research and development expenses	8,160	2.8	8,820	3.2	7,412	3.1
Selling, general and administrative expenses	67,269	23.5	64,080	23.5	59,947	25.4

Operating income	20,761	7.2	26,451	9.7	18,517	7.9
Interest income	3,017	1.1	3,104	1.1	1,401	0.5
Other income (expense), net	311	0.1	7	0.0	(498)	(0.2)

Income before income taxes	24,089	8.4	29,562	10.8	19,420	8.2
Provision for income taxes	8,283	2.9	9,332	3.4	5,900	2.5

Net income	$15,806	5.5%	$20,230	7.4%	$13,520	5.7%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Consolidated
Net sales for the year ended December 31, 2008 were $287.1 million, an increase of 5% compared to $272.7 million for the same period last year. Net income for 2008 was $15.8 million or $1.09 per diluted share compared to $20.2 million or $1.33 per diluted share for 2007.

	2008		2007
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$231.5	80.6%	$214.7	78.7%
Consumer	55.6	19.4%	58.0	21.3%

Total net sales	$287.1	100.0%	$272.7	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 81% of net sales for 2008 compared to approximately 79% for 2007. Net sales in our business lines for 2008 increased by approximately 8% to $231.5 million from $214.7 million in 2007. This increase in sales resulted primarily from an increase in the volume of remote control sales, which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators, market share gains with a few key subscription broadcasting customers and new customer wins. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.
Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 19% of net sales for 2008 compared to approximately 21% for 2007. Net sales in our consumer lines for 2008 decreased by 4% to $55.6 million from $58.0 million in 2007. The sales were negatively impacted by the weakening of the British Pound compared to the U.S. dollar, which resulted in a decrease in net sales of approximately $2.1 million. The strengthening of the Euro compared to the U.S. dollar positively impacted sales, which resulted in an increase of $1.0 million. Net of the currency effect, retail sales outside of the United States were down by $3.1 million, primarily due to lower sales in the UK, Spain and France. Additionally, Private Label sales in the United States decreased by $1.2 million, or 38%, to $2.0 million in 2008 from $3.2 million in 2007. Partially offsetting these decreases is our expanding presence in the custom electronic design & installation association (“CEDIA”) market which increased sales by $2.2 million, or 47%, from 2007. In addition, other US Retail increased by $0.8 million, from $1.2 million in 2007 to $2.0 million in 2008, due to customer wins.
Gross profit for 2008 was $96.2 million compared to $99.4 million for 2007. Gross profit as a percent of sales for 2008 was 33.5%, compared to 36.4% for 2007, due primarily to the following reasons:
•	Sales mix, as a higher percentage of our total sales was comprised of our lower margin Business category. In addition, sales mix within our sales categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. Collectively, the aforementioned resulted in a decrease of 3.2% in the gross margin rate;
•	Foreign currency fluctuations caused a decrease of 0.3% in the gross margin rate;
•	A decrease in freight and handling expense (due to a lower percentage of air freight) caused an increase of 0.5% in the gross margin rate.
Research and development expenses decreased 8% from $8.8 million in 2007 to $8.2 million in 2008. The decrease is primarily due to the completion of the latest development phase for the Nevo platform in late 2007.
Selling, general and administrative expenses increased 5% from $64.1 million in 2007 to $67.3 million in 2008. The strengthening of the Euro compared to the U.S. dollar resulted in an increase of $2.2 million; payroll and benefits increased by $0.8 million due to new hires and merit increases; stock-based compensation increased by $0.8 million; depreciation expense in 2008 increased by $0.7 million, primarily due to increased tooling to support a higher volume of sales and an office renovation completed in early 2008; sales commissions increased by $0.4 million; bad debt expense increased by $0.4 million; and trade show expense increased by $0.4 million. These items were partially offset by lower long term incentive compensation, which decreased by $1.5 million, and a decline in net outside product development spending, which decreased by $0.9 million.
In 2008, we recorded $3.0 million of net interest income comparable to $3.1 million for 2007.
We recorded income tax expense of $8.3 million in 2008 compared to $9.3 million in 2007. Our effective tax rate was 34.4% in 2008 compared to 31.6% in 2007. The increase in our effective tax rate is due primarily to additional income earned in higher tax-rate jurisdictions as well as lower federal research and development credits.
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. (NASDAQ: ZILG) for approximately $9.5 million in cash. The purchase included Zilog’s full library and database of infrared codes and software tools. We also hired 115 of Zilog’s sales and engineering personnel, including all 103 of Zilog’s personnel located in India. In a related transaction, Maxim

Integrated Products (NASDAQ: MXIM) acquired two of Zilog’s product lines, namely, the hardware portion of Zilog’s remote control business and Zilog’s secured transaction product line. We have cross–licensed the remote control technology and intellectual property with Maxim Integrated Products for purpose of conducting our respective businesses.
The arrangement involves an agreement to source silicon chips from Maxim. For the first year we will be the exclusive sales agent of universal remote control chips for Maxim, selling the Zilog designs to Zilog’s current list of customers. We expect this arrangement to drive a small increase in our sales and be mildly accretive to our earnings in 2009. Beginning in the second year, we will take over full sales and distribution rights to the current roster of Zilog customers and we anticipate this position will lead to more significant levels of revenue and earnings going forward.
The value we received from this acquisition relates primarily to the following:
•	This acquisition will expand the breadth and depth of our customer base in both subscription broadcasting and original equipment manufacturing, particularly in Asia.

•	We believe integrating Zilog’s technologies with and into our own technology will reduce design cycle times, lower costs, and lead to improvements in our integrated circuit design, product quality and overall functional performance.

•	The acquisition of former Zilog employees will allow us to leverage their experience to our advantage in the wireless control industry.
Currently, we are performing the cost-allocation process, which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Although we believe the Zilog transaction will be mildly accretive in the first year and grow more significantly in the long term, most technology related acquisitions involve the purchase of significant intangible assets which typically result in substantial amortization charges. There can be no assurance that the integration will be successful or that the customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.
We expect the total deal cost related to the Zilog transaction to range between $0.8 million and $1.0 million. These costs will be expensed during the first quarter of 2009 in selling, general and administrative expenses.
Management expects net sales for the year ended December 31, 2009 to grow between zero and five percent from $278.1 million earned in the year ended December 31, 2008. Earnings per share for the year ended December 31, 2009 is expected to grow between zero and eight percent over the $1.09 per diluted share earned in the year ended December 31, 2008.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Consolidated
Net sales for the year ended December 31, 2007 were $272.7 million, an increase of 16% compared to $235.8 million for the year ended December 31, 2006. Net income for 2007 was $20.2 million or $1.33 per diluted share compared to $13.5 million or $0.94 per diluted share for 2006.

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
Research and development expenses increased 19% from $7.4 million in 2006 to $8.8 million in 2007. The increase is primarily related to internal, as well as, third party costs associated with the continued expansion of the Nevo® platform and the development of products for sale in our subscription broadcasting, retail, and OEM channels.
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
In 2007, we had $0.01 million in other income, net as compared to $0.5 million of other expense, net for 2006. Approximately $0.5 million of other expense in 2006 resulted from foreign currency losses.
We recorded income tax expense of $9.3 million in 2007 compared to $5.9 million in 2006. Our effective tax rate was 31.6% in 2007 compared to 30.4% in 2006. The increase in our effective tax rate is due primarily to additional income earned in higher tax-rate jurisdictions.

Liquidity and Capital Resources
Sources and Uses of Cash

	Year Ended		Year Ended		Year Ended
	December 31,	Increase	December 31,	Increase	December 31,
(In thousands)	2008	(Decrease)	2007	(Decrease)	2006
Cash provided by operating activities	$30,152	$10,215	$19,937	$2,725	$17,212
Cash used for investing activities	(7,420)	(1,237)	(6,183)	(1,115)	(5,068)
Cash (used for) provided by financing activities	(25,187)	(26,585)	1,398	(3,785)	5,183
Effect of exchange rate changes on cash	(8,917)	(14,300)	5,383	276	5,107

	December 31, 2008	(Decrease)	December 31, 2007
Cash and cash equivalents	$75,238	$(11,372)	$86,610
Working capital	122,303	(18,027)	140,330
Net cash provided by operating activities in 2008 was $30.2 million, compared to $19.9 million and $17.2 million during 2007 and 2006, respectively. The increase in cash flows from operating activities in 2008 compared to 2007 was primarily due to an increase in accounts payable. Accounts payable increased at a higher rate compared to the prior year due to improved vendor management, including negotiating better payment terms with certain significant vendors.
Days sales outstanding improved from 82 days for the fourth quarter 2007 to 68 days for the fourth quarter 2008 resulting in a $3.5 million improvement in working capital in 2008 compared to 2007. Partially offsetting the improvement in days sales outstanding is the decrease in inventory turns from 5.6 during 2007 to 4.9 during 2008. The decrease in inventory turns is a result of our deliberate effort to reduce costly air shipments by carrying additional safety stock as well as maintain high customer service levels with existing and newly acquired customers.
Cash provided by operating activities for 2007 was $19.9 million compared to $17.2 million during 2006. The increase in cash flows from operations in 2007 compared to 2006 was primarily due to the increase in net income of 50% from $13.5 million in 2006 to $20.2 million in 2007, offset partially by an increase in days sales outstanding and a decrease in inventory turns. Days sales outstanding were approximately 82 for the fourth quarter 2007 compared to approximately 67 for the fourth quarter 2006. Our days sales outstanding increased due to certain customers delaying payment beyond their respective payment terms.
Net cash used for investing activities during 2008 was $7.4 million as compared to $6.2 million and $5.1 million during 2007 and 2006, respectively. The increase in cash used for investing activities in 2008 compared to 2007 was due to increased capital expenditures. Capital expenditures in 2008, 2007, and 2006 were $5.9 million, $4.8 million and $4.1 million, respectively. During the first quarter of 2008, we completed our renovation and expansion of our corporate headquarters. The total cost of this renovation was approximately $2.0 million, which was financed through our operations and a $0.4 million tenant improvement allowance from our lessor. In 2008, we also began to make a significant investment to upgrade our information systems, which we expect to cost approximately $1.0 million. We had $0.3 million of capitalized costs related to this system upgrade at December 31, 2008. The strategic planning for the upgrade of our information systems commenced in the second quarter of 2007 and we expect implementation to be completed in 2009. In addition, in order to support our sales growth, the annual purchase of tooling equipment has increased throughout the years.
Net cash used for financing activities was $25.2 million during 2008 compared to cash provided by financing activities of $1.4 million and $5.2 million during 2007 and 2006, respectively. Proceeds from stock option exercises were $1.2 million during 2008, compared to proceeds of $12.6 million and $7.5 million during 2007 and 2006, respectively. In 2008, gains from stock option exercises resulted in a $0.3 million excess tax benefit compared to $3.3 million and $0.3 million for 2007 and 2006, respectively. In addition, we purchased 1,118,318 shares of our common stock at a cost of $26.7 million during 2008, compared to 471,300 and 127,326 shares at a cost of $14.5 million and $2.6 million during 2007 and 2006, respectively. We hold these shares as treasury stock, and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
Effective August 31, 2006, we amended our original Credit Facility with Comerica Bank, extending our line of credit through August 31, 2009. Under the amended Credit Facility, we have the authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006 through December 31, 2008, we purchased 1,686,218 shares of our common stock, leaving 313,782 shares available for purchase under the Credit Facility. During 2009, we may continue to purchase shares of our common stock if we believe conditions are favorable and to offset the dilutive effect of our stock-based compensation.
Presently, we have no borrowings under this Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will continue to be extended to us under comparable terms or at all. If this or any other Credit Facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which may have a material adverse effect on our earnings, cash flow and financial position.
Subsequent Event
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. (NASDAQ: ZILG) for approximately $9.5 million in cash. We expect the total deal cost related to the Zilog transaction to range between $0.8 million and $1.0 million. These costs will be expensed during the first quarter of 2009 in selling, general and administrative expenses. For further information regarding this acquisition see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations” at pages 29–31 and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 24” at pages 74–75.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(in thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$5,253	$1,762	$2,660	$831	$—
Purchase obligations(1)	60,772	8,212	27,040	21,520	4,000

Total contractual obligations	$66,025	$9,974	$29,700	$22,351	$4,000

(1)	Purchase obligations primarily include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
We have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures, acquisitions and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Historically, our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2008, we had $122.3 million of working capital as compared to $140.3 million at December 31, 2007.
Our cash and cash equivalent balances are held in the United States, Europe, and Asia. At December 31, 2008, we had approximately $8.4 million, $6.1 million and $60.7 million of cash and cash equivalents in the United States, Europe and Asia, respectively. We maintain our cash and cash equivalents with various financial institutions located in many different geographic regions. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Effective August 31, 2006, we amended our original Credit Facility with Comerica, extending our line of credit through August 31, 2009. The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or the 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2008 using the 12-month LIBOR plus the fixed margin was 3.25%. We pay a commitment fee ranging from zero to a maximum rate of 0.25% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At December 31, 2008, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of December 31, 2008, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of December 31, 2008, we were in compliance with all financial covenants required by the Credit Facility.
It is our policy to carefully monitor the state of our business, cash requirements and capital structure. As previously mentioned, we believe that cash generated from our operations and, upon renewal, funds from our Credit Facility will be sufficient to fund current business operations as well as anticipated growth at least through the end of 2009; however, there can be no assurance that such funds will be adequate for that purpose. In addition, our Credit Facility is set to expire on August 31, 2009. We are currently negotiating another extension, however we cannot make any assurances that our Credit Facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all. If this or any other Credit Facility is not available to us at any time when we need to borrow, we would have to use our cash reserves which may have a material adverse effect on our earnings, cash flow and financial position.
Off Balance Sheet Arrangements
We do not participate in any off balance sheet arrangements.
New Accounting Pronouncements
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 2” for a discussion of new accounting pronouncements.
Outlook
Our focus is to build technology and products that make the consumer’s interaction with devices and content within the home easier and more enjoyable. The pace of change in the home is increasing. The growth of new devices, such as DVD players, PVR/DVR technologies, HDTV and home theater solutions, to name only a few, has transformed control of the home entertainment center into a complex challenge for the consumer. The more recent introduction and projected growth of digital media technologies in the consumers’ life will further increase this complexity. We have set out to create the interface for the connected home, building a bridge between the home devices of today and the networked home of the future. We intend to invest in new products and technology, particularly in the connected home space, which will expand our business beyond the control of devices to the control of and access to content, such as digital media, to enrich the entertainment experience.
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
We will continue developing software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging, and in the remainder of 2009, we look to continue to build relationships with our customers in this category.
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. (NASDAQ: ZILG) for approximately $9.5 million in cash. For further information about this acquisition see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 24.”
Throughout 2009, we will continue to evaluate acceptable acquisition targets and strategic partnership opportunities in our core business lines as well as in the networked home marketplace. We caution, however, that no assurance can be made that any suitable acquisition target or partnership opportunity will be identified and, if identified, that a transaction can be consummated. Moreover, if consummated, no assurance can be made that any such acquisition or partnership will profitably add to our operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
On August 31, 2006, we amended our Credit Facility to extend for an additional three years, expiring on August 31, 2009. We are currently negotiating another extension. The interest payable under our revolving Credit Facility with our bank is variable and based on either (i) the bank’s cost of funds or (ii) the 12-month LIBOR plus a fixed margin of 1.25%. The cost of the Credit Facility is affected by changes in market interest rates, credit risk spreads and credit availability. The interest rate in effect on the Credit Facility as of December 31, 2008 using the 12-month LIBOR option plus a fixed margin of 1.25% was 3.25%.
At December 31, 2008 we had no borrowings on our Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all. If this or any other Credit Facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which may have a material adverse effect on our earnings, cash flow and financial position.
At December 31, 2008 we had wholly owned subsidiaries in the Argentina, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. (“Zilog” — NASDAQ: ZILG) for approximately $9.5 million in cash. In connection with this transaction, we formed a subsidiary in the Cayman Islands. Sales are typically denominated in local currencies, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins, operating expenses and net income. The value of our net balance sheet positions held in foreign currency may also be impacted by fluctuating exchange rates.

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
Our foreign currency exposures are primarily concentrated in the Euro and British Pound. The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at December 31, 2008, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. dollar fluctuate 10% from December 31, 2008, net income and cash flows in the first quarter of 2009 would fluctuate by approximately $0.3 million and $8.0 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index to consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 16 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Statement No. 109”, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Electronics Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2009 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Irvine, California
March 3, 2009

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$75,238	$86,610
Accounts receivable, net	59,825	60,146
Inventories, net	43,675	34,906
Prepaid expenses and other current assets	3,461	1,874
Deferred income taxes	2,421	2,871

Total current assets	184,620	186,407
Equipment, furniture and fixtures, net	8,686	7,558
Goodwill	10,757	10,863
Intangible assets, net	5,637	5,700
Other assets	609	369
Deferred income taxes	7,246	6,388

Total assets	$217,555	$217,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,705	$29,382
Accrued sales discounts, rebates and royalties	4,848	4,671
Accrued income taxes	2,334	1,720
Accrued compensation	3,617	3,737
Other accrued expenses	6,813	6,567

Total current liabilities	62,317	46,077
Long-term liabilities:
Deferred income taxes	130	127
Income tax payable	1,442	1,506
Other long term liabilities	313	1,333

Total liabilities	64,202	49,043

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 18,715,833 and 18,547,019 shares issued at December 31, 2008 and 2007, respectively	187	185
Paid-in capital	120,551	114,441
Accumulated other comprehensive income	750	11,221
Retained earnings	104,314	88,508

	225,802	214,355

Less cost of common stock in treasury, 5,070,319 and 3,975,439 shares at December 31, 2008 and 2007, respectively	(72,449)	(46,113)

Total stockholders’ equity	153,353	168,242

Total liabilities and stockholders’ equity	$217,555	$217,285

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales	$287,100	$272,680	$235,846
Cost of sales	190,910	173,329	149,970

Gross profit	96,190	99,351	85,876

Research and development expenses	8,160	8,820	7,412
Selling, general and administrative expenses	67,269	64,080	59,947

Operating income	20,761	26,451	18,517
Interest income	3,017	3,104	1,401
Other income (expense), net	311	7	(498)

Income before provision for income taxes	24,089	29,562	19,420
Provision for income taxes	8,283	9,332	5,900

Net income	$15,806	$20,230	$13,520

Earnings per share:
Basic	$1.13	$1.40	$0.98

Diluted	$1.09	$1.33	$0.94

Shares used in computing earnings per share:
Basic	14,015	14,410	13,818

Diluted	14,456	15,177	14,432

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Common Stock			Other		Deferred
	Issued		in Treasury		Paid-in	Comprehensive	Retained	Stock-Based		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Compensation	Totals	Income
Balance at December 31, 2005	16,964	169	(3,421)	(29,663)	83,220	(5,265)	54,994	(163)	$103,292
Comprehensive income:
Net income							13,520			$13,520
Currency translation adjustment						8,024				8,024

Total comprehensive income										$21,544

Shares issued for employee benefit plan	29	1			528				529
Purchase of treasury shares			(127)	(2,589)					(2,589)
Stock options exercised	550	5			7,492				7,497
Shares issued to Directors			19	288	(288)				—
Stock-based compensation expense under SFAS 123R					3,117				3,117
Tax benefit from exercise of non — qualified stock options					827				827
Reclassification of deferred stock-based compensation on adoption of SFAS 123(R)					(163)			163	—

Balance at December 31, 2006	17,543	175	(3,529)	(31,964)	94,733	2,759	68,514	—	134,217

Comprehensive income:
Net income							20,230			$20,230
Currency translation adjustment						8,462				8,462

Total comprehensive income										$28,692

Shares issued for employee benefit plan	23	1			630				631
Purchase of treasury shares			(471)	(14,519)					(14,519)
Stock options exercised	981	9			12,588				12,597
Shares issued to Directors			25	370	(370)				—
Stock-based compensation expense under SFAS 123R					3,521				3,521
Adoption of FIN 48 (Note 16)							(236)		(236)
Tax benefit from exercise of non — qualified stock options					3,339				3,339

Balance at December 31, 2007	18,547	185	(3,975)	(46,113)	114,441	11,221	88,508	—	168,242

Comprehensive income:
Net income							15,806			$15,806
Currency translation adjustment						(10,471)				(10,471)

Total comprehensive income										$5,335

Shares issued for employee benefit plan and compensation	55	1			632				633
Purchase of treasury shares			(1,118)	(26,689)					(26,689)
Stock options exercised	114	1			1,157				1,158
Shares issued to Directors			23	353	(353)				—
Stock-based compensation expense under SFAS 123R					4,243				4,243
Tax benefit from exercise of non — qualified stock options and vested restricted stock					431				431

Balance at December 31, 2008	18,716	$187	(5,070)	$(72,449)	$120,551	$750	$104,314	$—	$153,353

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash provided by operating activities:
Net income	$15,806	$20,230	$13,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,084	4,675	4,187
Provision for doubtful accounts	442	23	210
Provision for inventory write-downs	2,671	2,146	1,810
Deferred income taxes	(448)	219	(637)
Tax benefit from exercise of stock options and vested restricted stock	431	3,339	827
Excess tax benefit from stock-based compensation	(344)	(3,320)	(275)
Shares issued for employee benefit plan	633	631	529
Stock-based compensation	4,243	3,521	3,117
Changes in operating assets and liabilities:
Accounts receivable	(1,478)	(5,033)	(7,120)
Inventories	(12,219)	(9,194)	(280)
Prepaid expenses and other assets	(1,888)	837	1,459
Accounts payable and accrued expenses	15,557	3,982	2,546
Accrued income and other taxes	662	(2,119)	(2,681)

Net cash provided by operating activities	30,152	19,937	17,212

Cash used for investing activities:
Acquisition of equipment, furniture and fixtures	(5,945)	(4,802)	(4,057)
Acquisition of intangible assets	(1,475)	(1,381)	(1,011)

Net cash used for investing activities	(7,420)	(6,183)	(5,068)

Cash (used for) provided by financing activities:
Proceeds from stock options exercised	1,158	12,597	7,497
Treasury stock purchased	(26,689)	(14,519)	(2,589)
Excess tax benefit from stock-based compensation	344	3,320	275

Net cash (used for) provided by financing activities	(25,187)	1,398	5,183
Effect of exchange rate changes on cash	(8,917)	5,383	5,107

Net (decrease) increase in cash and cash equivalents	(11,372)	20,535	22,434
Cash and cash equivalents at beginning of year	86,610	66,075	43,641

Cash and cash equivalents at end of year	$75,238	$86,610	$66,075

Supplemental Cash Flow Information — Income taxes paid were $8.2 million, $8.1 million and $8.7 million in 2008, 2007, and 2006, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business
Universal Electronics Inc., based in Southern California, has developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home environment. Our primary markets include retail, private label, original equipment manufacturers (“OEMs”), custom installers, cable and satellite service providers, and companies in the personal computing industry. Over the past 21 years, we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies. In addition, we sell our universal wireless control products and other audio/visual accessories through our European headquarters in the Netherlands, and to distributors and retailers in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico, and selected countries in Asia and Latin America under the One For All® brand name.
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
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
Revenue Recognition
We recognize revenue on the sale of products when delivery has occurred, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectability is reasonably assured.
We record a provision for estimated sales returns on retail product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded.
We accrue for discounts and rebates on product sales in the same period as the related revenues are recorded based on historical experience. Changes in such accruals may be required if future rebates and incentives differ from our

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We generate service revenue, which is paid monthly, as a result of providing consumer support programs to some of our customers through our call centers. These service revenues are recognized when services are performed, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured.
We also license our intellectual property including our patented technologies, trade secrets, trademarks, and database of infrared codes. We record license revenue when our customers ship a product incorporating our intellectual property, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured.
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
When a sales arrangement contains multiple elements, such as software products, licenses and/or services, we allocate revenue to each element based on its relative fair value. The fair values for the multiple elements are determined based on vendor specific objective evidence (“VSOE”), or the price charged when the element is sold separately. The residual method is utilized when VSOE exists for all the undelivered elements, but not for the delivered element. This is performed by allocating revenue to the undelivered elements (that have VSOE) and the residual revenue is allocated to the delivered elements. When the fair value for an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered element is delivered. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.
Effective January 1, 2007, we applied the opinion reached by the FASB’s Emerging Issues Task Force on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”).” The consensus in EITF 06-3 did not require us to reevaluate our existing accounting policies for income statement presentation. We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in other accrued expenses until they are remitted to the government agency.
Foreign Currency Translation and Foreign Currency Transactions
We use the U.S. dollar as our functional currency for financial reporting purposes. The functional currency for our foreign operations is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income in stockholders’ equity, and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are not intended for settlement are translated at exchange rates in effect at the balance sheet date. Our intercompany foreign investments and long-term debt are translated using historical exchange rates.
We recorded a foreign currency translation loss of $10.5 million for the year ended December 31, 2008 and a foreign currency translation gain of $8.5 million and $8.0 million for the years ended December 31, 2007 and 2006, respectively. The foreign currency translation loss of $10.5 million for the year ended December 31, 2008 was driven by the strengthening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.39 and 1.46 at December 31, 2008 and December 31, 2007, respectively. The foreign currency translation loss during 2008 was compounded by our transfer of €47.0 million, or $60.2 million, into Hong Kong dollars (which are indexed to the U.S. dollar) in November 2008. The U.S. dollar/Euro spot rate at the time of transfer was 1.28. This composed approximately $7.2 million of the foreign currency translation loss for 2008.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We maintain cash and cash equivalents with various financial institutions. We mitigate our exposure to credit risk by placing our cash and cash equivalents with high quality financial institutions. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of the financial institutions. We have not sustained credit losses from instruments held at financial institutions.
At December 31, 2008, we had approximately $8.4 million, $6.1 million and $60.7 million of cash and cash equivalents in the United States, Europe and Asia, respectively. At December 31, 2007, we had approximately $12.2 million, $74.3 million and $0.1 million of cash and cash equivalents in the United States, Europe, and Asia, respectively.
Inventories
Inventories consist of remote controls, audio-video accessories and the related component parts. Inventoriable costs included materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis.
Product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventories to identify any excess or obsolete items on hand. We write-down our inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of the inventories and its estimated net realizable value. These estimates are based upon management’s judgment about future demand and market conditions. Actual results may differ from management’s judgments and additional write-downs may be required. Our total excess and obsolete inventory reserve as of December 31, 2008 and 2007 was $1.5 million and $1.8 million, respectively, or 3.5% and 5.0% of our total inventory balance.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equipment, Furniture and Fixtures
Equipment, furniture and fixtures are recorded at cost. To qualify for capitalization an asset must have a useful life greater than one year and a cost greater than $1,000 for individual assets or $5,000 for bulk assets. For financial reporting purposes, depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included as a component of depreciation expense in operating income.
Estimated useful lives consist of the following:

Tooling and equipment (1)	2-7 Years
Computer equipment	3-5 Years
Software	3-5 Years
Furniture and fixtures	5-7 Years
Leasehold improvements	Lesser of lease term or useful life (approximately 2 to 6 years)

(1)	We purchase tooling equipment for the production of our products. Tooling and equipment is recorded on our balance sheet but is located at our third party manufactures. Tooling and equipment as of December 31, 2008 and 2007 was $11.6 million and $10.9 million, respectively (see Note 6). We analyze our tooling equipment for impairment annually.
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
We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which may trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner or use of the assets or strategy for the overall business; (3) significant negative industry or economic trends and (4) a significant decline in our stock price for a sustained period.
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
The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors. For the years ended December 31, 2008, 2007 and 2006 we recorded impairment charges of $0.2 million, $0.1 million and $0.1 million, respectively, related to our long-lived assets. The impairment charges are recorded in depreciation expense. We recorded impairment charges related to our intangible assets of $0.1 million for each of the years ended December 31, 2008, 2007 and 2006. The impairment charges are recorded in amortization expense.
Goodwill
We record the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. We have adopted the provisions of SFAS 142, “Goodwill and Intangible Assets.” Under SFAS 142, we are required to test goodwill for impairment at least annually. We evaluate the carrying value of goodwill as of

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31 of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units (see Note 3). A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our domestic and international components are “reporting units” within our one operating segment “Core Business.”
To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, the amount of the impairment loss must be measured.
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
We conducted annual goodwill impairment reviews as of December 31, 2008, 2007 and 2006. Based on the analysis performed, we determined that the fair values of our reporting units exceeded their carrying amounts, including goodwill, and therefore they were not impaired.
During the fourth quarter of 2004, we purchased SimpleDevices for approximately $12.8 million in cash, including direct acquisition costs, and a potential performance-based payment of our unregistered common stock, if certain future financial objectives were achieved. As a result of the performance-based incentive and other factors, our chief operating decision maker (“CODM”) reviewed SimpleDevices’ discrete operating results through the second quarter of 2006, and SimpleDevices was defined as an “operating segment” and a “reporting unit” as well.
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
Income Taxes
Income tax expense includes U.S. and foreign income taxes. We account for income taxes using the liability method. We record deferred tax assets and deferred tax liabilities on our balance sheet for expected future tax consequences of events that have been recognized in different periods for financial statement purposes versus tax return purposes using enacted tax rates that will be in effect when these differences reverse. We record a valuation allowance to reduce net deferred tax assets if we determine that it is more likely than not that the deferred tax assets will not be realized. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.
In accordance with the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Statement No. 109,” if a tax position does not meet the more likely than not standard, a full reserve is established against the tax asset or a liability is recorded. Additionally, a tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
Capitalized Software Development Costs
We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs incurred internally while creating a computer software product are expensed when incurred as research and development until technological feasibility has been established. We determined that technological feasibility for our products is established when a working model is complete. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers and is then amortized using the greater of (i) the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues or (ii) the straight-line method over the remaining estimated economic life of the product. The straight-line amortization periods for capitalized software development costs range from 1 to 2 years. Software development costs consist primarily of salaries and employee benefits.
At each balance sheet date, we compare the unamortized cost of a software product to its net realizable value. The amount by which the unamortized cost of a software product exceeds the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues attributable to each product reduced by its estimated future completion costs and disposal. Any remaining amount of capitalized software development costs that have been written down are considered to be the cost for subsequent accounting purposes, and the amount of the write-down is not subsequently restored.
Capitalized software development costs are stated at cost net of accumulated amortization. Unamortized capitalized software development costs were $0.7 million and $0.4 million at December 31, 2008 and 2007, respectively. We capitalized $0.6 million, $0.5 million, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense related to capitalized software development costs was $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively (see Note 3).
Research and Development
We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” As such, research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $2.4 million, $2.3 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Shipping and Handling Fees and Costs
In accordance with Emerging Issues Task Force issued EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $8.4 million, $7.9 million and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Derivatives
Our foreign currency exposures are primarily concentrated in the Euro, British Pound and Hong Kong dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes. Such contracts involve the risk of non-performance by the counterparty, which may result in a material loss.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The derivatives we enter into have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. Refer to Note 22 for further discussion on derivatives.
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
We recognize stock-based compensation expense, net of estimated forfeitures, on a straight-line basis over the service period of the award, which is generally the vesting term of three to four years. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based compensation for public companies. We have applied the provisions of SAB 107 to our adoption of SFAS 123R.
We use the Black-Scholes option pricing model to estimate the grant date fair value of stock options. The assumptions utilized in the Black-Scholes model include the following: weighted average fair value of grant, risk-free interest rate, expected volatility and expected life in years. Refer to Note 10 and Note 11 for further discussion on stock-based compensation.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. In February 2008, the FASB issued their first Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, “Business Combinations”, or SFAS 141R, “Business Combinations”, regardless of whether those assets and liabilities are related to leases. In addition, in February 2008, the FASB issued their second Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. The adoption of SFAS 157 did not have a material effect on our consolidated results of operations and financial condition during the year ended December 31, 2008 (see Note 22 for related disclosure). In addition, we do not believe that the adoption of FSP FAS 157-2 will have a material effect on our consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of 2008. The adoption of SFAS 159 did not have a material effect on our consolidated results of operations and financial condition during the year ended December 31, 2008.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by us in the first quarter of 2008. We did not have any arrangements with advance payments and therefore the adoption of EITF 07-3 did not have a material effect on our consolidated financial position, results of operations or cash flows for the year ended December 31, 2008.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. The adoption of Statement 141R will effect the total purchase price of future acquisitions, as acquisition costs will now be expensed, and the allocation of fair value to specific assets and liabilities will be different. We are continuing to evaluate the impact the adoption of SFAS 141R will have on our consolidated results of operations and financial condition.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In April 2008, the FASB issued Staff Position 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered while developing renewal or extension assumptions to be utilized when determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The FSP FAS 142-3 requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. FSP FAS 142-3 is effective for us beginning January 1, 2009. We are currently assessing the impact that FSP FAS 142-3 will have on our consolidated results of operations and financial condition.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States (the GAAP hierarchy). SFAS 162 was effective for us during the fourth quarter of 2008. The adoption of SFAS 162 did not have a material effect on our consolidated results of operations and financial condition.
In June 2008, the FASB issued a Staff Position on EITF 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under SFAS No. 128, “Earnings per Share”. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and should be applied retrospectively to all prior periods. Early adoption is prohibited. FSP EITF 03-6-1 is effective for us beginning January 1, 2009. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated results of operations and financial condition.
In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material effect on our consolidated financial position and results of operations.
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard is not expected to have a material effect on our consolidated financial position and results of operations.
In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material effect on our consolidated financial position and results of operations.
In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on our consolidated financial position and results of operations.
In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting and impairment considerations involving equity method investments after the effective date of SFAS 141R and SFAS 160. EITF 08-6 also provides guidance on how an equity method investor should account for contingent consideration. This issue is effective in fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We do not believe that the adoption of EITF 08-6 will have a material effect on our financial statements as we do not have any equity method investments.
Note 3 — Goodwill and Intangible Assets
Under the requirements of SFAS 142, “Goodwill and Intangible Assets”, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within our one operating segment “Core Business.” Goodwill is evaluated for impairment as of December 31 of each year and between annual evaluations, if events occur or circumstances change indicating that more than likely than not the fair value of a reporting unit has been reduced below its carrying amount.
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
Goodwill related to the domestic component was the result of our acquisition of a remote control company in 1998 and the acquisition of a software company (SimpleDevices Inc.) in 2004. Goodwill related to our international component resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000.
The goodwill amounts related to our domestic and international components are the following:

	December 31,
(in thousands)	2008	2007
Goodwill:
Unites States	$8,314	$8,314
International(1)	2,443	2,549

Total goodwill	$10,757	$10,863

(1)	The difference in international goodwill reported at December 31, 2008, as compared to the goodwill reported at December 31, 2007, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our other intangible assets consist primarily of distribution rights, patents, trademarks, purchased and developed core technologies and capitalized software development costs. Capitalized amounts related to our patents represent external legal costs incurred for their application and maintenance. Intangible assets are amortized utilizing the straight-line method over our estimated period of benefit, ranging from one to ten years.
Detailed information regarding our other intangible assets is as follows:

(in thousands)	2008(1)	2007(1)
Carrying amount:
Distribution rights (10 years)	$399	$419
Patents (10 years)	7,115	6,335
Trademark and trade names (10 years)	840	840
Core technology (5 years)	1,630	1,630
Capitalized software development (1-2 years)	1,030	499
Other (5 years)	—	370

Total carrying amount	$11,014	$10,093

Accumulated amortization:
Distribution rights	$53	$56
Patents	3,292	2,695
Trademark and trade names	357	273
Core technology	1,386	1,060
Capitalized software development	289	68
Other	—	241

Total accumulated amortization	$5,377	$4,393

Net carrying amount:
Distribution rights	$346	$363
Patents	3,823	3,640
Trademark and trade names	483	567
Core technology	244	570
Capitalized software development	741	431
Other	—	129

Total net carrying amount	$5,637	$5,700

(1)	This table excludes fully amortized intangible assets of $5,928 thousand and $5,457 thousand as of December 31, 2008 and 2007, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except for amortization expense related to capitalized software development which is recorded in cost of sales. Amortization expense for the years ended December 31, 2008, 2007, and 2006 was approximately $1.5 million, $1.3 million and $1.5 million, respectively.
In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” patents with a carrying amount of $27 thousand, capitalized software development with a carrying value of $46 thousand, and other intangibles with a carrying amount of $55 thousand, were disposed of in 2008. We disposed of patents with carrying amounts of $73 thousand and $55 thousand in 2007 and 2006, respectively. These assets no longer held any probable future economic benefits and were written-off. Impairment charges are included in selling, general and administrative expenses. Please see Note 2 under the caption Long-Lived Assets and Intangible Assets for further information about the valuation methodology utilized.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated future amortization expense related to our other intangible assets at December 31, 2008, is as follows:

(in thousands)
2009	$1,491
2010	1,042
2011	773
2012	773
2013	773
Thereafter	785

$5,637

The weighted average amortization period of intangible assets is 5.3 years.
Note 4 — Accounts Receivable
Accounts receivable consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Trade receivable, gross	$65,014	$63,528
Allowance for doubtful accounts	(2,439)	(2,330)
Allowance for sales returns	(2,823)	(1,482)

Net trade receivable	59,752	59,716
Other (1)	73	430

Accounts receivable, net	$59,825	$60,146

(1)	Other receivable as of December 31, 2007, consisted primarily of a tenant improvement allowance provided by our landlord for the renovation and expansion of our corporate headquarters in Cypress, California. Construction was completed during the first quarter of 2008 and the tenant improvement allowance was substantially collected in the third quarter of 2008.
Sales Returns
We record a provision for estimated sales returns and allowances on retail product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. Sales allowances reduce gross accounts receivable to arrive at accounts receivable, net in the same period the related receivable is recorded. Our contractual sales return periods range up to six months. We have no other obligations after delivery of our products other than the associated warranties.
The allowance for sales returns balance at December 31, 2008 and 2007 contained reserves for items returned prior to year-end, but that were not completely processed, and therefore not yet removed from the allowance for sales returns balance. We estimate that if these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.8 million on December 31, 2008 and 2007. The value of these returned goods was included in our inventory balance at December 31, 2008 and 2007.
Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts is our best estimate of losses resulting from the inability of our customers to make their required payments. We maintain a general allowance for doubtful accounts based on a variety of factors, including historical experience, length of time receivables are past due, and current economic trends. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted, either upward or downward.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following changes occurred in the allowance for doubtful accounts during the years ended December 31, 2008, 2007 and 2006:

(in thousands)	Balance at	Additions		Balance at
	Beginning of	to Costs and	(Write-offs)/	End of
Description	Period	Expenses	FX Effects	Period
Year Ended December 31, 2008	$2,330	$442	$(333)	$2,439
Year Ended December 31, 2007	$2,602	$23	$(295)	$2,330
Year Ended December 31, 2006	$2,296	$210	$96	$2,602
Note 5 — Inventories
Inventories, net consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Components	$7,879	$6,750
Finished goods	37,331	29,982
Reserve for inventory obsolescence	(1,535)	(1,826)

Inventories, net	$43,675	$34,906

During the years ended December 31, 2008 and 2007, inventory write-downs totaled $2.4 million and $2.1 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances and manufacturing yield loss.
Note 6 — Equipment, Furniture and Fixtures
Equipment, furniture, and fixtures net consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Tooling	$10,567	$9,998
Computer equipment	2,588	2,581
Software	2,937	2,583
Furniture and fixtures	1,740	1,660
Leasehold improvements	2,824	1,056
Machinery and equipment	1,040	911

	21,696	18,789
Accumulated depreciation	(14,275)	(13,725)

	7,421	5,064
Construction in progress	1,265	2,494

Total equipment, furniture and fixtures, net	$8,686	$7,558

Depreciation expense including tooling depreciation, which is recorded in cost of goods sold, was $4.6 million, $3.4 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
As of December 31, 2008, construction in progress consisted primarily of $0.7 million in tooling and $0.5 million in software. We expect that approximately 70% of the construction in progress costs will be placed in service during the first and second quarters of 2009. We will begin to depreciate those assets at that time. As of December 31, 2007, construction in progress consisted primarily of $1.0 million in leasehold improvements, $0.8 million in tooling and equipment, $0.3 million in software and $0.3 million in furniture and fixtures.
Note 7 — Revolving Credit Line
Effective August 31, 2006, we amended our original Credit Facility with Comerica Bank (“Comerica”), extending our line of credit through August 31, 2009. The amended Credit Facility provides a $15 million unsecured revolving credit agreement with Comerica. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of December 31, 2008 using 12-month LIBOR plus the fixed margin was 3.25%. We pay a commitment fee ranging from zero to

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a maximum rate of 0.25% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At December 31, 2008, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio, and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of December 31, 2008, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of December 31, 2008, we were in compliance with all financial covenants required by the Credit Facility.
Under the amended Credit Facility, we have the authority to acquire up to an additional 2.0 million shares of our common stock in the open market. From August 31, 2006 through December 31, 2008, we purchased 1,686,218 shares of our common stock, leaving 313,782 shares available for purchase under the Credit Facility (see Note 10).
Presently, we have no borrowings under this Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all. If this or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, which may have a material adverse effect on our earnings, cash flow and financial position.
Note 8 — Other Accrued Expenses
The components of other accrued expenses as of December 31, 2008 and 2007 are listed below:

(in thousands)	2008	2007
Accrued freight	$1,846	$1,435
Accrued professional fees	1,245	580
Accrued advertising and marketing	644	735
Deferred income taxes	356	511
Accrued third-party commissions	262	204
Accrued sales and VAT taxes	410	499
Other	2,050	2,603

Total other accrued expenses	$6,813	$6,567

Note 9 — Financial Instruments
Our financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximate fair value due to their short maturities.
Note 10 — Stockholders’ Equity
Fair Price Provisions and Other Anti-Takeover Measures
Our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions (“fair price” provisions). Any of these provisions may delay or prevent a change in control. The “fair price” provisions require that holders of at least two-thirds of the outstanding shares of voting stock approve certain business combinations and significant transactions with interested stockholders.
Treasury Stock
During the years ended December 31, 2008, 2007 and 2006, we repurchased 1,118,318, 471,300 and 127,326 shares of our common stock at a cost of $26.7 million, $14.5 million and $2.6 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold shares for future use as management and the Board of Directors deem appropriate, including compensating our outside directors. During the years ended December 31, 2008, 2007 and 2006, we issued 23,438, 24,688 and 19,375 shares, respectively, to outside directors for services performed (see Note 11).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Awards to Outside Directors
We issue restricted stock awards to our outside directors as compensation for services performed. We grant each of our outside directors 5,000 shares of our common stock annually each July 1st. When an additional outside director joins our Board of Directors, the director receives an allocated number of shares based on months of service during the initial year. Under SFAS 123R, compensation expense related to restricted stock awards is based on the fair value of the shares awarded as of the grant date. The fair value of these shares is amortized on a straight-line basis over the requisite service period of one year (see Note 11). The shares are issued from treasury stock using a first-in-first-out cost basis, which amounted to $0.4 million and $0.4 million in 2008 and 2007, respectively.
Refer to the table below for shares granted to our outside directors from July 1, 2005 through December 31, 2008, their fair market value and total amortization expense for the respective year:

			Compensation Expense
	Shares	Fair Market
Grant Date	Granted	Value(1)	2008	2007	2006	Unvested
July 1, 2005	20,000	$325,800	$—	$—	$162,900	$—
July 1, 2006	15,000	272,100	—	136,050	136,050	—
August 14, 2006	4,375	79,406	—	45,375	34,031	—
October 23, 2006	3,438	72,679	—	52,850	19,829	—
July 1, 2007	22,500	815,512	362,449	453,063	—	—
April 24, 2008	938	24,834	24,834	—	—	—
July 1, 2008	25,000	524,375	262,188	—	—	262,187

Total Amortization Expense			$649,471	$687,338	$352,810	$262,187

(1)	The fair market value is based on the average of the high and low trade prices on the date of grant.
The unvested restricted stock compensation cost of $262,187 will be recognized in the first half of 2009. During the fourth quarter of 2007, 2,500 shares were forfeited due to the death of one of our outside directors. The fair market value of the forfeited shares amounted to $90,613 which has been excluded from the above table.
Note 11 — Stock-Based Compensation
Stock-based compensation expense
We account for our stock-based compensation plans under SFAS 123R. Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. We recorded $4.2 million, $3.5 million and $3.1 million (including amounts for restricted stock as described in Note 10) of total pre-tax stock-based compensation expense during the years ended December 31, 2008, 2007, and 2006, respectively.
During the first quarter of 2008, as part of our annual compensation review cycle, the Compensation Committee of the Board of Directors granted 115,926 shares of restricted stock to our executives under the 2006 Stock Incentive Plan. These awards were granted to assist us in meeting our performance and retention objectives. Compensation expense for these restricted stock awards is recognized on a straight-line basis over the requisite service period of three years. In accordance with SFAS 123R, compensation expense related to restricted stock awards is determined based on the fair value of the shares awarded on the grant date. We determined the fair value of the restricted stock utilizing the average of the high and low trade prices of our Company’s shares on the grant date. The stock-based compensation expense included in SG&A related to this award was $0.9 million for the year ended December 31, 2008.
The income tax benefit under SFAS 123R from the recognition of stock-based compensation for the years ended December 31, 2008, 2007, and 2006 was $1.5 million, $1.2 million, and $1.0 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense by income statement caption for the three years ended December 31, 2008, 2007 and 2006 was the following:

(in thousands)	2008	2007	2006
Cost of sales	$17	$31	$26
Research and development	356	418	370
Selling, general and administrative	3,870	3,072	2,721

Total stock-based compensation expense	$4,243	$3,521	$3,117

As of December 31, 2008, we expect to recognize $2.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a weighted-average life of 2.21 years.
As part of the adoption of SFAS 123R, we evaluated the available option pricing models and the assumptions we may utilize to estimate the fair value of stock options granted to employees and directors. We elected to utilize the Black-Scholes option pricing model. As part of our assessment of possible assumptions, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we calculate the expected volatility of our common stock utilizing its historical volatility over a period of time equal to the expected term of the stock option. In addition, we examined the historical pattern of stock option exercises in an effort to determine if there were any discernable activity patterns based on employee classification. From this analysis, we identified two classifications: (1) Executives and Board of Directors and (2) Non-Executives. Our estimate of expected life is computed utilizing historical exercise patterns and post-vesting behavior within each of the two identified classifications. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period.
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	December 31, (1)
	2008	2007	2006
Weighted average fair value of grants	$9.08	$11.77	$7.50
Risk-free interest rate	2.75%	4.56%	4.72%
Expected volatility	40.85%	39.06%	39.27%
Expected life in years	4.74	5.25	4.89

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
We recognize the compensation expense related to stock option awards net of estimated forfeitures over the service period of the award, which is generally the option vesting term of three to four years. We estimated the annual forfeiture rate for our executives and board of directors group to be 2.66%, 2.41%, and 2.41% as of December 31, 2008, 2007, and 2006, respectively, based upon our historical forfeitures. We estimated the annual forfeiture rate for our non-executive employee group to be 6.31%, 5.95%, and 5.95% as of December 31, 2008, 2007, and 2006, respectively, based on our historical forfeitures.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock option activity during the years ended December 31, 2008, 2007 and 2006 was the following:

	2008				2007				2006
			Average				Average				Average
		Weighted-	Remaining	Aggregate		Weighted-	Remaining	Aggregate		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic	Number of	Average	Contractual	Intrinsic	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value	Options	Exercise	Term	Value	Options	Exercise	Term	Value
	(in 000’s)	Price	(in years)	(in 000’s)	(in 000’s)	Price	(in years)	(in 000’s)	(in 000’s)	Price	(in years)	(in 000’s)
Outstanding at beginning of the year	1,739	$16.83			2,480	$13.73			3,151	$13.70

Granted	140	23.46			329	27.80			46	18.15

Exercised	(114)	10.19		$1,562	(981)	12.83		$17,263	(550)	13.58		$3,036

Forfeited/cancelled/ expired	(36)	24.70			(89)	14.91			(167)	16.08

Outstanding at end of year	1,729	$17.64	5.06	$3,045	1,739	$16.83	5.58	$28,884	2,480	$13.73	5.51	$18,096

Vested and expected to vest at end of year	1,688	$17.42	4.98	$3,045	1,650	$16.43	5.41	$28,079	2,411	$13.64	5.43	$17,783

Exercisable at end of year	1,267	$15.34	3.97	$3,044	1,081	$13.84	4.05	$21,187	1,848	$12.91	4.67	$14,994
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2008, 2007 and 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008, 2007 and 2006. This amount will change based on the fair market value of our stock. The total intrinsic value of stock options exercised in fiscal 2008, 2007 and 2006 was $1.6 million, $17.3 million and $3.0 million, respectively.
During 2008 and 2007, there were no significant modifications made to outstanding stock options. During 2006, stock options were modified due to an employee’s death, resulting in 2,875 unvested stock options becoming fully vested. The incremental stock-based compensation expense resulting from the modification was $0.01 million.
Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $12.6 million and $7.5 million, respectively. The actual tax benefit realized from option exercises of the share-based payment awards was $0.4 million, $3.3 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-vested restricted stock award activity during the years ended December 31, 2008, 2007 and 2006 (including restricted stock issued to directors as described in Note 10) was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in 000’s)	Fair Value
Non-vested at December 31, 2005	10	$16.29
Granted	23	18.59
Vested	(20)	17.37
Forfeited	—	—

Non-vested at December 31, 2006	13	$18.74

Granted	25	36.25
Vested	(25)	27.49
Forfeited	(3)	36.25

Non-vested at December 31, 2007	10	$36.25

Granted	142	23.15
Vested	(62)	25.15
Forfeited	—	—

Non-vested at December 31, 2008	90	$23.23

As of December 31, 2008, we expect to recognize $2.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.
Stock Incentive Plans
1993 Stock Incentive Plan
On January 19, 1993, the 1993 Stock Incentive Plan (“1993 Plan”) was approved. Under the 1993 Plan, 400,000 shares of common stock were reserved for the granting of incentive and other stock options to officers, key employees and directors. The 1993 Plan provided for the granting of incentive and other stock options through January 18, 2003. All options outstanding at the time of termination of the 1993 Plan shall continue in full force and effect in accordance with their terms. The option price for incentive stock options and non-qualified stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. The 1993 Plan also provided for the award of stock appreciation rights subject to terms and conditions specified by the Compensation Committee. No stock appreciation rights have been awarded under this 1993 Plan. There are no remaining options available for grant under the 1993 Plan. There are 17,400 shares outstanding under this plan as of December 31, 2008.
1995 Stock Incentive Plan
On May 19, 1995, the 1995 Stock Incentive Plan (“1995 Plan”) was approved. Under the 1995 Plan, 800,000 shares of common stock were available for distribution to our key officers, employees and directors. The 1995 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 18, 2005, unless otherwise terminated by resolution of our Board of Directors. The option prices for the stock options were equal to the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1995 Plan. There are no remaining options available for grant under the 1995 Plan. There are 50,000 shares outstanding under this plan as of December 31, 2008.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1996 Stock Incentive Plan
On December 1, 1996, the 1996 Stock Incentive Plan (“1996 Plan”) was approved. Under the 1996 Plan, 800,000 shares of common stock were available for distribution to our key officers and employees. The 1996 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007, unless otherwise terminated by the resolution of our Board of Directors. The option price for the stock options was equal to the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1996 Plan. There are no remaining options available for grant under the 1996 Plan. There are 21,334 shares outstanding under this plan as of December 31, 2008.
1998 Stock Incentive Plan
On May 27, 1998, the 1998 Stock Incentive Plan (“1998 Plan”) was approved. Under the 1998 Plan, 630,000 shares of common stock were available for distribution to our key officers, employees, and directors. The 1998 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 26, 2008, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1998 Plan. There are no remaining options available for grant under the 1998 Plan. There are 91,000 shares outstanding under this plan as of December 31, 2008.
1999 Stock Incentive Plan
On January 27, 1999, the 1999 Stock Incentive Plan (“1999 Plan”) was approved. Under the 1999 Plan, 630,000 shares of common stock were available for distribution to our key officers and employees. The 1999 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through January 26, 2009, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1999 Plan. There are 3,125 remaining options available for grant under the 1999 Plan. There are 39,177 shares outstanding under this plan as of December 31, 2008.
1999A Stock Incentive Plan
On October 7, 1999, the 1999A Nonqualified Stock Plan (“1999A Plan”) was approved and on February 1, 2000, the 1999A Plan was amended. Under the 1999A Plan, 1,000,000 shares of common stock were available for distribution to our key officers and employees. The 1999A Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through October 6, 2009, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1999A Plan. There are 3,791 remaining options available for grant under the 1999A Plan. There are 349,959 shares outstanding under this plan as of December 31, 2008.
2002 Stock Incentive Plan
On February 5, 2002, the 2002 Stock Incentive Plan (“2002 Plan”) was approved. Under the 2002 Plan, 1,000,000 shares of common stock were available for distribution to our key officers, employees, and directors. The 2002 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through February 4, 2012, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 2002 Plan. There are 2,997 remaining options available for grant under the 2002 Plan. There are 421,238 shares outstanding under this plan as of December 31, 2008.
2003 Stock Incentive Plan
On June 18, 2003, the 2003 Stock Incentive Plan (“2003 Plan”) was approved. Under the 2003 Plan, 1,000,000 shares of common stock were available for distribution to our key officers, employees, and directors. The 2003 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through June 17, 2013, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 2003 Plan. There are 21,522 remaining options available for grant under the 2003 Plan. There are 618,061 shares outstanding under this plan as of December 31, 2008.
2006 Stock Incentive Plan
On June 13, 2006, the 2006 Stock Incentive Plan (“2006 Plan”) was approved. Under the 2006 Plan, 1,000,000 shares of common stock were available for distribution to our key officers, employees, and directors. The 2006 Plan provided for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof through June 12, 2016, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option is to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 2006 Plan. There are 762,824 remaining shares available for grant under the 2006 Plan. There are 86,937 restricted stock awards and 121,250 stock options outstanding under this plan as of December 31, 2008.
Vesting periods for the above referenced stock incentive plans range from three to four years.
Significant option groups outstanding at December 31, 2008 and the related weighted average exercise price and life information are listed below:

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-Average	Exercisable	Weighted-Average
Range of	At 12/31/08	Remaining Years of	Exercise	At 12/31/08	Exercise
Exercise Prices	(in 000’s)	Contractual Life	Price	(in 000’s)	Price
$ 7.50 to $9.83	180	3.38	$8.65	180	$8.65
10.92 to 13.08	377	3.28	11.91	377	11.91
14.85 to 16.88	222	4.05	16.06	207	16.02
17.11 to 17.62	289	6.05	17.58	201	17.58
18.01 to 21.95	327	4.39	20.03	227	19.50
23.66 to 28.08	327	8.46	27.58	74	28.08
32.40 to 35.35	7	8.94	34.51	1	35.35

$ 7.50 to $35.35	1,729	5.06	$17.64	1,267	$15.34

Note 12 — Significant Customers and Suppliers
Significant Customers
During the years ended December 31, 2008, 2007 and 2006, we had net sales to one significant customer and one customer that when combined with its subcontractors, amounted to more than 10% of our total net sales.
Net sales to the first significant customer, when combined with its sub-contractors, totaled $55.3 million, $46.0 million and $41.6 million, accounting for 19.3%, 16.9% and 17.7% of our total net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Trade receivables with this customer and its sub-contractors

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amounted to $11.7 million and $7.9 million, or 19.5% and 13.3% of our net trade receivables at December 31, 2008 and 2007, respectively.
Net sales to our second significant customer totaled $38.6 million, $36.4 million, and $28.3 million, accounting for 13.4%, 13.3% and 12.0% of our total net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Trade receivables with this customer amounted to $9.1 million and $2.3 million, or 15.3% and 3.8% of our net trade receivables at December 31, 2008 and 2007, respectively. The December 31, 2008 trade receivables balance for this customer increased compared to December 31, 2007 as the result of an increase in large orders shipped late in the fourth quarter 2008 as compared to fourth quarter 2007.
The loss of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material effect on our financial condition, results of operations and cash flows.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from these suppliers amounted to more than 10% of total inventory purchases in 2008. Purchases from these suppliers amounted to $28.2 million and $18.6 million, representing 15.2% and 10.0%, respectively, of total inventory purchases for the year ended December 31, 2008. Accounts payable with these suppliers amounted to $3.6 million and $5.4 million, representing 8.1% and 12.0% of total accounts payable at December 31, 2008, respectively.
During 2007, purchases from one of these suppliers amounted to more than 10% of total inventory purchases. Purchases from this supplier amounted to $23.7 million, representing 14.9% of total inventory purchases for the year ended December 31, 2007. Accounts payable with this supplier amounted to $3.2 million, representing 9.7% of total accounts payable at December 31, 2007.
For the year ended December 2006, there was a different IC supplier who provided more than 10% of total inventory purchases. Purchases from that supplier amounted to $14.2 million or 10.5% of total inventory purchases in 2006.
During the years ended December 31, 2008, 2007 and 2006, purchases from two of our component and finished good suppliers amounted to more than 10% of total inventory purchases.
Purchases from the first significant component and finished good supplier amounted to $50.6 million, $46.5 million and $40.7 million, representing 27.3%, 29.2% and 30.0% of total inventory purchases for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts payable amounted to $11.0 million and $10.8 million, representing 24.7% and 32.6% of total accounts payable at December 31, 2008 and 2007, respectively.
Purchases from the second significant component and finished good supplier amounted to $38.1 million, $30.4 million and $13.8 million, representing 20.6%, 19.1% and 10.2% of total inventory purchases for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts payable amounted to $15.6 million and $6.3 million, representing 35.0% and 19.1% of total accounts payable at December 31, 2008 and 2007, respectively.
For the year ended December 2006, an additional component and finished good supplier provided more than 10% of total inventory purchases. Purchases from this supplier amounted to $13.9 million or 10.2% of total inventory purchases in 2006.
We have identified alternative sources of supply for these integrated circuits, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories of our integrated circuits, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in the prices of components, would have an adverse effect on our business, results of operations and cash flows.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2008 we had contractual obligations to purchase $20.8 million of inventory from various suppliers over the subsequent five year period.
Note 13 — Leases
We lease office and warehouse space and certain office equipment under operating leases that expire at various dates through September 2013. Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 36 to 73 months. The related liability is recorded in other accrued expenses (see Note 8). The liability related to rent escalations was $0.1 million at both December 31, 2008 and 2007.
The lease agreement for our corporate headquarters contains an allowance for tenant improvements of $0.4 million, which was paid to us upon completion of the renovation in 2008. This tenant improvement allowance is being amortized as a credit against rent expense, over the 73 month term of the lease, beginning January 1, 2006.
The lease agreement for our customer call center contains an allowance for tenant improvements of $0.2 million, which was paid to us upon completion of the renovation in 2007. This tenant improvement allowance is being amortized as a credit against rent expense, over the 48 month term of the lease, beginning June 1, 2007.
Rent expense for our operating leases was $2.6 million, $2.2 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
The following table summarizes future minimum non-cancelable operating lease payments with initial terms greater than one year at December 31, 2008:

(in thousands)	Amount
Year ending December 31:
2009	$1,762
2010	1,461
2011	1,199
2012	541
2013	290
Thereafter	—

Total operating lease commitments	$5,253

Note 14 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.7 million, $0.6 million, and $0.6 million of expense for company contributions for the years ended December 31, 2008, 2007 and 2006, respectively.
Note 15 — Other Income (Expense), net
Other income (expense), net in the Consolidated Income Statements consisted of the following:

(in thousands)	2008	2007	2006
Net gain (loss) on foreign currency exchange transactions	$315	$(35)	$(508)
Other (expense) income	(4)	42	10

Other income (expense), net	$311	$7	$(498)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 — Income Taxes
In 2008, 2007 and 2006, pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Domestic operations	$16,650	$18,332	$7,932
Foreign operations	7,439	11,230	11,488

Total	$24,089	$29,562	$19,420

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Current tax expense:
U.S. federal	$5,407	$5,537	$2,934
State and local	1,230	490	687
Foreign	2,205	3,130	2,997

Total current	8,842	9,157	6,618

Deferred tax expense/(benefit):
U.S. federal	206	(60)	(297)
State and local	(627)	84	(578)
Foreign	(138)	151	157

Total deferred	(559)	175	(718)

Total provision	$8,283	$9,332	$5,900

Net deferred tax assets were comprised of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Deferred tax assets:
Inventory reserves	$258	$308
Allowance for doubtful accounts	117	23
Capitalized research costs	19	184
Capitalized inventory costs	757	540
Net operating losses	2,473	2,974
Amortization of intangibles	686	755
Accrued liabilities	764	796
Income tax credits	1,476	1,157
Depreciation	786	700
Stock based compensation	2,270	1,327
Long term incentive compensation	201	402
Other	530	466

Total deferred tax assets	10,337	9,632

Deferred tax liability:
Intangible assets	(292)	(509)
Other	(675)	(238)

Total deferred tax liabilities	(967)	(747)

Net deferred tax assets before valuation allowance	9,370	8,885
Less: Valuation allowance	(189)	(264)

Net deferred tax assets	$9,181	$8,621

As of December 31, 2008 and 2007, $0.4 million and $0.5 million, respectively, of current deferred tax liabilities were recorded in other accrued expenses (see Note 8).
The deferred tax valuation allowance decreased to $0.2 million as of December 31, 2008 compared to $0.3 million as of December 31, 2007. The decrease was primarily due to certain statute of limitations expiring relating to foreign net operating losses.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Tax provision at statutory U.S. rate	$8,431	$10,347	$6,603
Increase (decrease) in tax provision resulting from:
State and local taxes, net	392	373	110
Foreign tax rate differential	(154)	(649)	(391)
Nondeductible items	251	302	207
Federal research and development credits	(424)	(918)	(872)
Change in tax rate related to deferred taxes	—	(147)	—
Other	(213)	24	243

Tax provision	$8,283	$9,332	$5,900

At December 31, 2008, we had state Research and Experimentation (“R&E”) income tax credit carryforwards of approximately $2.2 million. The state R&E income tax credits do not have an expiration date.
At December 31, 2008, we had federal, state and foreign net operating losses of approximately $5.9 million, $5.0 million and $0.5 million, respectively. All of the federal and state net operating loss carryforwards were acquired as part of the acquisition of SimpleDevices. The federal and state net operating loss carryforwards begin to expire in 2020 and 2012, respectively. Approximately $0.3 million of the foreign net operating losses will begin to expire in 2020 and the remaining $0.2 million have an unlimited carryforward.
Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that may be utilized if certain changes to a company’s ownership occur. Our acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carryforwards of SimpleDevices are limited but considered realizable in future periods. The annual federal limitation is as follows: approximately $1.2 million for 2009 and approximately $0.6 million thereafter. California has suspended utilization of net operating losses for 2008 and 2009.
As of December 31, 2008, we believed it was more likely than not that certain deferred tax assets related to the impairment of the investment in a private company (a capital asset) would not be realized due to uncertainties as to the timing and amounts of future capital gains. Accordingly, a valuation allowance of approximately $0.1 million was recorded as of December 31, 2008. Additionally, we recorded $0.1 million of various state and foreign valuation allowances at December 31, 2008.
During the years ended December 31, 2008, 2007 and 2006 we recognized a credit to paid-in capital and a reduction to income taxes payable of $0.4 million, $3.3 million and $0.8 million, respectively, related to the tax benefit from the exercises of non-qualified stock options under our stock option plans and vesting of restricted stock.
The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.
We are currently under audit in the Netherlands by the Dutch tax authorities for fiscal years 2002 through 2004. We do not expect any material adjustments to our financial statements as a result of this audit. Currently, potential adjustments are within amounts recognized for uncertain tax positions.
Uncertain Tax Positions
On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We also recognized a decrease of $0.3 million in other

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
comprehensive income related to foreign currency translation. At December 31, 2008 and 2007, we had unrecognized tax benefits of approximately $8.7 million and $8.8 million, including interest and penalties, respectively.
A reconciliation of the total amounts of gross unrecognized tax benefits (excluding interest and penalties) at the beginning and end of the period is as follows:

(in thousands)	2008	2007
Beginning balance	$7,817	$6,778
Additions as a result of tax provisions taken during the current year	404	485
Foreign currency translation	(410)	609
Lapse in statute of limitations	(307)	(54)
Other	—	(1)

Ending balance	$7,504	$7,817

Approximately $8.0 million and $8.2 million of the total amount of gross unrecognized tax benefits at December 31, 2008 and 2007, respectively, would affect the annual effective tax rate, if recognized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.1 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions.
In accordance with FIN 48, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $1.2 million and $1.0 million at December 31, 2008 and 2007, respectively. Interest and penalties were $0.6 million at the date of adoption. Interest and penalties are included in the unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. As of December 31, 2008, the open statutes of limitations for our significant tax jurisdictions are as follows: federal and state for 2004 through 2008 and non-U.S. for 2001 through 2008. Unrecognized tax benefits at December 31, 2008 of $6.0 million are classified as short term as we expect to settle certain foreign audits during 2009. The remainder of the gross unrecognized tax benefits of $2.7 million are classified as long term as prescribed by FIN 48 because we do not anticipate payment of cash related to those unrecognized tax benefits within one year of the operating cycle.
Note 17 — Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of our common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006, we have excluded 534,418, 153,705 and 854,265 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been antidilutive.
Earnings per share for the years ended December 31, 2008, 2007 and 2006 was calculated as follows:

(in thousands, except per-share amounts)	2008	2007	2006
BASIC
Net income	$15,806	$20,230	$13,520

Weighted-average common shares outstanding	14,015	14,410	13,818
Basic earnings per share	$1.13	$1.40	$0.98

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per-share amounts)	2008	2007	2006
DILUTED
Net income	$15,806	$20,230	$13,520

Weighted-average common shares outstanding for basic	14,015	14,410	13,818
Dilutive effect of stock options and restricted stock	441	767	614

Weighted-average common shares outstanding on a diluted basis	14,456	15,177	14,432

Diluted earnings per share	$1.09	$1.33	$0.94

Note 18 — Business Segment
Reportable Segment
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
As a result of the performance-based incentive and other factors, management reviewed SimpleDevices’ discrete operating results through the second quarter of 2006, and as a result, defined SimpleDevices as a reportable segment. Since acquiring SimpleDevices, we have integrated SimpleDevices’ technologies with and into our own technology. The sales, engineering and administrative functions at SimpleDevices have been integrated into those that existed prior to the acquisition. As a result of the integration, the performance-based payment expiring and that our chief operating decision maker is no longer reviewing SimpleDevices’ financial statements on a stand alone basis, commencing in the third quarter of 2006, we merged SimpleDevices into our Core Business segment, resulting in us operating in a single reportable segment.
Note 19 — Foreign Operations
Geographic Information
Our net sales to external customers by geographic area for years ended December 31, 2008, 2007 and 2006 were the following:

(in thousands)	2008	2007	2006
Net sales:
United States	$162,855	$151,034	$126,522
International:
Asia	48,511	31,624	30,285
Australia	4,190	2,772	3,028
France	5,359	4,940	4,846
Germany	7,771	6,228	7,014
South Africa	5,827	7,192	8,140
Spain	7,523	8,483	7,513
Switzerland	1,099	6,473	851
United Kingdom	21,234	31,290	29,025
All Other	22,731	22,644	18,622

Total international	124,245	121,646	109,324

Total net sales	$287,100	$272,680	$235,846

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-lived asset information by our domestic and international components as of December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Long-lived tangible assets:
United States	$6,292	$5,238	$3,921
All other countries	2,770	2,689	2,199

Total	$9,062	$7,927	$6,120

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Long-lived assets held and used with a carrying amount of $185 thousand were disposed of, resulting in an impairment charge of $185 thousand, which was included in selling, general and administrative expenses for the year ended December 31, 2008.
Note 20 — Related Party Transactions
In April 1999, we provided a non-recourse interest bearing secured loan to our chief executive officer. The loan was in the amount of $200,000 and bore interest at the rate of 5.28% per annum, with interest payable annually to us on each December 15. The loan was collateralized by the primary residence purchased and the principal was payable on the earlier of (i) December 15, 2007, (ii) within twelve months following a demand from us but only in the event the chief executive officer ceases being our employee or in the event of a default under the loan; or (iii) on the closing of a sale or transfer of the property. This note, including accrued interest, was paid in full on December 14, 2007.
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
Product Warranties
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty period ranges up to three years. We provide for estimated product warranty expenses, which are included in cost of sales, as we sell the related products. Warranty expense is a forecast primarily based on historical claims experience. Actual claim costs may differ from the amounts provided.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the liability for product warranty claim costs are presented below:
(in thousands)

		Accruals for		Settlements
	Balance at	Warranties		(in Cash or in	Balance at
	Beginning of	Issued During		Kind) During	End of
Description	Period	the Period		the Period	Period
Year Ended December 31, 2008	$178	$(31	)(1)	$(57)	$90
Year Ended December 31, 2007	$416	$(146	)(1)	$(92)	$178
Year Ended December 31, 2006	$414	$202		$(200)	$416

(1)	In the second quarter 2007, we renegotiated pricing terms with our third-party warranty repair vendor which resulted in lower warranty costs per unit. As a result, our warranty accrual was reduced to reflect the lower pricing. An unexpected increase in our pricing for warranty claims, or the discovery of a significant product defect, would result in an increase in our warranty accrual and our financial statements may be materially impacted.
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
On February 7, 2008, we filed suit against Gibson Audio, a Division of Gibson Guitar Corp., Gibson Guitar Corp., and Gibson Musical Instruments, Inc. seeking payment of the remaining balance of a minimum royalty fee due us under a software agreement. On March 10, 2008, the Gibson companies answered our complaint with a general denial of all of our allegations. Also, the Gibson companies counterclaimed that we breached various aspects of the software agreement and that they are seeking unspecified damages. On January 6, 2009, we filed a motion for partial summary judgment which remains pending. We disagree vigorously with their denials of liability and with their counterclaims and will continue to pursue this matter. We are in the early stages of discovery and are unable to estimate the likely outcome of this matter and the amount of recovery of the balance due us or damages awarded Gibson, if any, at this time.
On February 19, 2009, we filed suit against Warren Communications News, Inc. claiming that through the unauthorized use of embedded email tracking and intercepting software and code, Warren has violated the Computer Fraud and Abuse Act, the Stored Communications Act, and various applicable California laws. In addition we are asking for a declaration that we are not infringing Warren’s copyright to a daily electronic publication. Warren has not yet answered our complaint and as such we are unable to estimate the likely outcome of this matter and the amount, if any, of recovery to be awarded to either party at this time.
There are no other material pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We maintain directors’ and officers’ liability insurance to insure our individual directors and officers against certain claims and attorney’s fees and related expenses incurred in connection with the defense of such claims.
Long-Term Incentive Plan
During the second quarter of 2007, we adopted an Executive Long-Term Incentive Plan (“ELTIP”). The ELTIP provided a bonus pool for our executive management team contingent on achieving certain performance goals during a two-year performance period commencing on January 1, 2007 and ending on December 31, 2008. The performance goals were based on the compound annual growth rate of net sales and earnings per diluted share during the performance period. The ELTIP had a maximum pay out of $12 million if the highest performance goals were met. Management did not earn a bonus under the ELTIP based on our results through December 31, 2008. As a result, we lowered our ELTIP accrual from $1.0 million at December 31, 2007 to $0 at December 31, 2008. This adjustment resulted in a $1.0 million benefit to pre-tax income for the twelve months ended December 31, 2008.
In light of the ELTIP results, our Compensation Committee decided to award a discretionary bonus of $1.0 million, to be paid out quarterly over the next two years (2009 and 2010). The Compensation Committee came to this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus is in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. As a result, on December 31, 2008 we accrued $0.5 million for this discretionary bonus which is included in accrued compensation. The amount of a participant’s earned award will be paid in cash, in common shares or in any combination, as determined by the Compensation Committee. A participant’s earned award will vest in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. In the event a participant terminates their employment during the service period (January 1, 2009 through December 31, 2010), they will forfeit their right to any remaining installments where the payment date has not yet occurred.
Note 22 — Derivatives
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. Effective January 1, 2008, we implemented the requirements of SFAS 157.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets Measured at Fair Value on a Recurring Basis
We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Euro, British Pound, and Hong Kong dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.
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
We have determined that the fair value of our financial assets and liabilities are derived from level 2 inputs in the fair value hierarchy. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2008:
(in thousands)

		Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Year	for Identical	Observable	Unobservable
	Ended	Assets	Inputs	Inputs
Description	12/31/08	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contract	$833	$—	$833	$—
Foreign currency exchange put option contract	606	—	606	—

	$1,439	$—	$1,439	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.5 million for the year ended December 31, 2008, a net pre-tax gain of approximately $0.8 million for the year ended December 31, 2007 and a net pre-tax loss of $0.1 million for the year ended December 31, 2006.
Futures Contracts
We held one US dollar/Euro futures contract with a notional value of $9.0 million and a forward rate of $1.277 USD/Euro at December 31, 2008. We held the Euro position on this contract, which settled on January 7, 2009. The gain on this contract as of December 31, 2008 was $0.8 million and is included in prepaid expenses and other current assets. This contract was settled at $0.4 million resulting in a loss of $0.4 million in January 2009.
At December 31, 2007, we had one foreign currency exchange contract outstanding, a futures contract with a notional value of $5.0 million, which settled on January 25, 2008. The fair value of this futures contract on December 31, 2007, was $0.01 million, which is included in prepaid expenses and other current assets.
Put Option
We entered into a USD/GBP put option with a notional value of $5.0 million in August 2008. The strike price of the put is $1.85 USD/GBP. The contract expired on December 31, 2008 and settled on January 5, 2009. The gain recorded related to this contract was $0.5 million during the year ended December 31, 2008. The fair value of this put option was approximately $0.6 million at December 31, 2008. This put option is included in prepaid expenses and other current assets.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for the years ended December 31, 2008 and 2007 are presented below:
(In thousands, except per share amounts)

	2008
	March	June	September	December
	31,	30,	30,	31,
Net sales	$61,191	$70,684	$76,532	$78,693
Gross profit	21,735	24,212	24,928	25,315
Operating income	2,683	4,357	5,910	7,811
Net income	2,473	3,495	4,005	5,833
Earnings per share (1):
Basic	$0.17	$0.25	$0.29	$0.43

Diluted	$0.17	$0.24	$0.28	$0.42

Shares used in computing earnings per share:
Basic	14,474	14,033	13,919	13,638

Diluted	14,957	14,547	14,420	13,903

	2007
	March	June	September	December
	31,	30,	30,	31,
Net sales	$66,019	$71,478	$68,961	$66,222
Gross profit	24,341	24,626	25,737	24,647
Operating income	6,186	5,972	6,274	8,019
Net income	4,637	4,546	4,915	6,132
Earnings per share (1):
Basic	$0.33	$0.31	$0.34	$0.42

Diluted	$0.31	$0.30	$0.32	$0.40

Shares used in computing earnings per share:
Basic	14,130	14,437	14,508	14,565

Diluted	14,908	15,262	15,280	15,257

(1)	The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.
Note 24 — Subsequent Event
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. (NASDAQ: ZILG) for approximately $9.5 million in cash. The purchase included Zilog’s full library and database of infrared codes, and software tools. We also hired 115 of Zilog’s sales and engineering personnel, including all 103 of Zilog’s personnel located in India. In a related transaction, Maxim Integrated Products (NASDAQ: MXIM) acquired two of Zilog’s product lines, namely, the hardware portion of Zilog’s remote control business and Zilog’s secured transaction product line. We have cross–licensed the remote control technology and intellectual property with Maxim Integrated Products for purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. For the first year we will be the exclusive sales agent of universal remote control chips for Maxim, selling the Zilog designs to Zilog’s current list of customers.
Currently, we are performing the purchase price allocation analysis, which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Although we believe the Zilog transaction will be mildly accretive in the first year and grow more significantly in the long term, most technology related acquisitions involve the purchase of significant intangible assets which typically result in

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
substantial amortization charges. There can be no assurance that the integration will be successful or that the customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.
We expect the total acquisition related costs related to the Zilog transaction to range between $0.8 million and $1.0 million. These costs will be expensed during the first quarter of 2009 in selling, general and administrative expenses in accordance of SFAS 141R.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for inventory:
Year Ended December 31, 2008	$1,826	$2,411	$(2,702)	$1,535
Year Ended December 31, 2007	$2,179	$2,146	$(2,499)	$1,826
Year Ended December 31, 2006	$2,274	$1,810	$(1,905)	$2,179

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	Reduction/	End of
Description	Period	Expenses	Write-offs	Period
Valuation account for income tax:
Year Ended December 31, 2008	$264	—	$(75)	$189
Year Ended December 31, 2007	$620	—	$(356)	$264
Year Ended December 31, 2006	$620	—	—	$620

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
An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during the fourth quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited Universal Electronics Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Electronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Universal Electronics Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Universal Electronics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Electronics Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Irvine, California
March 3, 2009

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption “SEC Filings” on the Investor page.
Code of Conduct. We have adopted a code of conduct that applies to all of our employees, including without limitation our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is included as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044). The Code of Conduct is also available on our website, www.uei.com under the caption “Corporate Governance” on the Investor page. We will post on our website information regarding any amendment to, or waiver from, any provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer.
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2008:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	1,045,159	$19.40	787,471

Equity compensation plans not approved by security holders	771,197	15.87	6,788

Total	1,816,356	$17.90	794,259

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements — Note 11” for a description of each of our stock incentive plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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
(a)(3) List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:
See EXHIBIT INDEX at page 82 of Form 10-K.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 13th day of March, 2009.

UNIVERSAL ELECTRONICS INC.
By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Paul D. Arling and Bryan M. Hackworth as true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or may do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 13th day of March, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE

Paul D. Arling
Chairman and Chief Executive Officer	/s/ Paul D. Arling
(principal executive officer)

Bryan M. Hackworth
Chief Financial Officer	/s/ Bryan M. Hackworth

(principal financial officer and principal accounting officer)

Satjiv S. Chahil
Director	/s/ Satjiv S. Chahil

William C. Mulligan
Director	/s/ William C. Mulligan

J. C. Sparkman
Director	/s/ J.C. Sparkman

Gregory P. Stapleton
Director	/s/ Gregory P. Stapleton

Edward K. Zinser
Director	/s/ Edward K. Zinser

EXHIBIT INDEX

Exhibit
Number	Document Description

2.1	Asset Purchase Agreement dated as of February 17, 2009 by and among Zilog, Inc., Zilog India Electronics Pvt Ltd, Maxim Integrated Products, Inc., UEI Cayman Inc., Universal Electronics Inc., and UEI Electronics Private Limited filed herewith)

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

4.1	Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

*10.2	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.3	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.4	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.5	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.6	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.7	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.8	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

Exhibit
Number	Document Description

*10.9	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.10	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan(Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.11	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.12	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.13	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.14	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.15	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.16	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.17	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.18	Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

10.19	Credit Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

10.20	Promissory Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.21	Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

Exhibit
Number	Document Description

*10.22	Form of Executive Officer Employment Agreement dated April 2003 by and between Universal Electronics Inc. and Robert P. Lilleness (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.23	Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

10.24	Third Amendment to Lease dated December 1, 2006 between Warland Investments Company and Universal Electronics Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.25	Form of Universal Electronics Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044)

*10.26	Employment and Separation Agreement and General Release dated August 17, 2006 between Robert P. Lilleness and Universal Electronics Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 0-21044))

10.27	Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

10.28	Amendment Number One to Credit Agreement dated August 29, 2006 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.29	Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.30	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.