Form 10-Q
period 2009-03-31
UNIVERSAL ELECTRONICS INC
filed 2009-05-08
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,616,847 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 5, 2009.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$17,357	$75,238
Term deposit	48,930	—
Accounts receivable, net	54,674	59,825
Inventories, net	41,929	43,675
Prepaid expenses and other current assets	2,001	3,461
Deferred income taxes	2,393	2,421

Total current assets	167,284	184,620
Equipment, furniture and fixtures, net	8,121	8,686
Goodwill	13,555	10,757
Intangible assets, net	12,014	5,637
Other assets	501	609
Deferred income taxes	7,231	7,246

Total assets	$208,706	$217,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,164	$44,705
Accrued sales discounts, rebates and royalties	4,015	4,848
Accrued income taxes	3,608	2,334
Accrued compensation	4,130	3,617
Other accrued expenses	6,046	6,813

Total current liabilities	54,963	62,317
Long-term liabilities:
Deferred income taxes	128	130
Income tax payable	1,442	1,442
Other long-term liabilities	184	313

Total liabilities	56,717	64,202

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,760,034 and 18,715,833 shares issued at March 31, 2009 and December 31, 2008, respectively	188	187
Paid-in capital	121,789	120,551
Accumulated other comprehensive (loss) income	(1,118)	750
Retained earnings	105,110	104,314

	225,969	225,802

Less cost of common stock in treasury, 5,169,380 and 5,070,319 shares at March 31, 2009 and December 31, 2008, respectively	(73,980)	(72,449)

Total stockholders’ equity	151,989	153,353

Total liabilities and stockholders’ equity	$208,706	$217,555

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$71,126	$61,191
Cost of sales	49,689	39,456

Gross profit	21,437	21,735

Research and development expenses	2,110	2,196
Selling, general and administrative expenses	17,791	16,856

Operating income	1,536	2,683
Interest income, net	139	897
Other (expense) income, net	(368)	182

Income before provision for income taxes	1,307	3,762
Provision for income taxes	(511)	(1,289)

Net income	$796	$2,473

Earnings per share:
Basic	$0.06	$0.17

Diluted	$0.06	$0.17

Shares used in computing earnings per share:
Basic	13,658	14,474

Diluted	13,831	14,957

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash provided by operating activities:
Net income	$796	$2,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,596	1,369
Provision for doubtful accounts	83	47
Provision for inventory write-downs	941	325
Benefit for deferred income taxes	(1)	(58)
Tax benefit from exercise of stock options	38	42
Excess tax benefit from stock-based compensation	(15)	(20)
Shares issued for employee benefit plan	120	60
Stock-based compensation	952	1,179

Changes in operating assets and liabilities:
Accounts receivable	3,824	8,698
Inventories	68	(6,187)
Prepaid expenses and other assets	1,517	(458)
Accounts payable and accrued expenses	(7,887)	(2,594)
Accrued income taxes	1,363	702

Net cash provided by operating activities	3,395	5,578

Cash used for investing activities:
Term Deposit	(48,930)	—
Acquisition of equipment, furniture and fixtures	(674)	(2,502)
Acquisition of intangible assets	(224)	(212)
Acquisition of assets from Zilog, Inc.	(9,502)	—

Net cash used for investing activities	(59,330)	(2,714)

Cash used for financing activities:
Proceeds from stock options exercised	223	223
Treasury stock purchased	(1,626)	(11,455)
Excess tax benefit from stock-based compensation	15	20

Net cash used for financing activities	(1,388)	(11,212)

Effect of exchange rate changes on cash	(558)	5,124

Net decrease in cash and cash equivalents	(57,881)	(3,224)

Cash and cash equivalents at beginning of period	75,238	86,610

Cash and cash equivalents at end of period	$17,357	$83,386

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
Our results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of our significant accounting policies.
New Accounting Pronouncements
In April 2009, the FASB issued Staff Position FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of Statement 157 “Fair Value Measurements”, providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The implementation of this standard is not expected to have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued Staff Position FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of this standard is not expected to have a material effect on our consolidated financial position and results of operations.
Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of Statement 141R will affect the total purchase price of future acquisitions, as acquisition costs will now be expensed, and the allocation of fair value to specific assets and liabilities will be different. SFAS 141R was effective for us January 1, 2009. As a result of adopting SFAS 141R we recognized $1.1 million of acquisition costs during the three months ended March 31, 2009 related to our purchase of assets from Zilog, Inc. The acquisition costs recognized during the three months ended March 31, 2009 included $0.1 million of acquisition costs that were capitalized at December 31, 2008.
In addition to the recently adopted accounting standard above, we adopted the following accounting standards during the first quarter of 2009, none of which had a material effect on our consolidated financial position and results of operations:
•	FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

•	FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

•	EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”

•	EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”

•	FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”

•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

•	EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”

•	FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”

•	SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”

•	SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”

•	EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”
Note 2: Stock-Based Compensation
We account for our stock-based compensation plans under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. We recorded $1.0 million and $1.2 million of pre-tax stock-based compensation expense during the three months ended March 31, 2009 and 2008, respectively.

Stock-based compensation expense by income statement caption for the three months ended March 31, 2009 and 2008 was the following:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cost of sales	$2	$4
Research and development	97	99
Selling, general and administrative	853	1,076

Stock-based compensation expense before income taxes	$952	$1,179

Selling, general and administrative expense (“SG&A”) includes stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively, and pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
The income tax benefit under SFAS 123R from the recognition of stock-based compensation for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.4 million, respectively.
Stock Option Grants
In accordance with SFAS 123R, compensation expense related to stock option awards is determined based on the fair value of the shares awarded on the grant date. We recognize the compensation expense related to stock option awards net of estimated forfeitures over the service period of the award, which is the option vesting term ranging from three to four years. We estimated the annual forfeiture rate based upon our historical forfeitures. The compensation expense recognized for stock option awards at any date is equal to the portion of the grant-date fair value that is vested on that date.
We estimate the fair value of stock option awards using the Black-Scholes option pricing model utilizing the following assumptions and weighted average fair values:

	Three Months Ended
	March 31,
	2009(1)	2008(1)
Weighted average fair value of grants	$7.01	$8.71
Risk-free interest rate	1.94%	2.67%
Expected volatility	49.59%	40.70%
Expected life in years	4.85	4.75

(1)	The fair value calculation was based on stock options granted during each respective period.
During the first quarter of 2009, the Board of Directors granted our executives 185,900 stock options under various stock incentive plans. The grants, dated March 10, 2009, are subject to a four-year vesting period (one-sixteenth each quarter). The stock-based compensation expense included in SG&A related to this award was $20 thousand for the three months ended March 31, 2009. In addition, during the first quarter of 2009, we granted a minimal amount of options to new hires.

Stock option activity during the three months ended March 31, 2009 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2008	1,729	$17.64
Granted	218	15.84
Exercised	(27)	8.20		$203
Forfeited/cancelled/ expired	(2)	26.54

Outstanding at March 31, 2009	1,918	$17.56	5.46	$4,868

Vested and expected to vest at March 31, 2009	1,883	$17.44	5.39	$4,827

Exercisable at March 31, 2009	1,361	$15.82	4.06	$4,348
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on March 31, 2009. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the first quarter of 2009 and the option exercise price, multiplied by the number of the in-the-money options. The total intrinsic value of options exercised for the three months ended March 31, 2009 and 2008, was $0.2 million and $0.1 million, respectively.
At March 31, 2009, there was $3.9 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average life of 2.8 years.
Restricted Stock Grants
In accordance with SFAS 123R, compensation expense related to restricted stock awards is determined based on the fair value of the shares awarded on the grant date. We determined the fair value of the restricted stock utilizing the average of the high and low trade prices of our Company’s shares on the grant date. We recognize the employee compensation expense over the service period of the award, which is the vesting term ranging from two to four years. The compensation expense recognized for restricted stock awards at any date is equal to the portion of the grant-date fair value that is vested on that date.
During the first quarter of 2009, the Compensation Committee and Board of Directors granted 290,062 shares of restricted stock to employees under the 2006 Stock Incentive Plan. The first grant of 77,146 shares, dated February 12, 2009, is subject to a three-year vesting period (5% each quarter during the first two years and 15% each quarter during the third year). The second grant of 24,723 shares, dated March 4, 2009, is subject to a two-year vesting period (12.5% each quarter). The third grant of 147,693 shares, dated March 10, 2009, is subject to a three-year vesting period (8.75% each quarter during the first two years and 7.5% each quarter during the third year). The fourth grant of 40,500 shares, dated March 10, 2009, is subject to a four-year vesting period (6.25% each quarter). The pre-tax stock-based compensation expense related to these awards was $0.1 million for the three months ended March 31, 2009.
Non-vested restricted stock awards activity during the three months ended and as of March 31, 2009, was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2008	90	$23.23
Granted	290	15.03
Vested	(20)	20.50
Forfeited	—	—

Non-vested at March 31, 2009	360	$16.77

As of March 31, 2009, we expect to recognize $6.0 million in unrecognized pre-tax compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.6 years.
Note 3: Cash, Cash Equivalents, and Term Deposits
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
At March 31, 2009, we had approximately $5.9 million, $8.7 million, and $2.8 million of cash and cash equivalents in the United States, Europe, and Asia, respectively. In addition, we had a term deposit of $48.9 million in Asia at March 31, 2009. At December 31, 2008, we had approximately $8.4 million, $6.1 million, and $60.7 million of cash and cash equivalents in the United States, Europe, and Asia, respectively.
At March 31, 2009 we had a six month term deposit cash account in Hong Kong with ABN Amro Bank. The term began on January 13, 2009 and ends on July 13, 2009. The term deposit earns interest at a rate of 1.05%. The interest is receivable on July 13, 2009. The deposit amount and accrued interest related to this account as of March 31, 2009 was $48.8 million and $0.1 million, respectively. If we withdraw the funds prior to the end of the term a penalty will be assessed only if the interest rate on the date of withdrawal is higher than the rate on January 13, 2009. The penalty amount is equal to the interest the bank will have to pay another depositor with the same principal balance over the remaining term using the rate in effect on the withdrawal date, less the interest the bank would have had to pay us.
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable, net consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(In thousands)	2009	2008
Trade receivable, gross	$58,096	$65,014
Allowance for doubtful accounts	(2,417)	(2,439)
Allowance for sales returns	(1,316)	(2,823)

Net trade receivable	54,363	59,752
Other receivables (1)	311	73

Accounts receivable, net	$54,674	$59,825

(1)	Other receivables as of March 31, 2009 consisted of $237 thousand in sales tax and VAT tax receivable. As of March 31, 2009 and December 31, 2008, $73 thousand of other receivables related to a discount receivable from a vendor for tooling.
Significant Customers
During the three months ended March 31, 2009 and 2008, we had net sales to two significant customers that each amounted to more than 10% of our total net sales.
Net sales to the first significant customer, when combined with its sub-contractors, totaled $16.6 million and $9.3 million, accounting for 23.3% and 15.1% of our total net sales, for the three months ended March 31, 2009 and 2008, respectively. Trade receivables with this customer and its sub-contractors amounted to $12.5 million and $11.7 million, or 22.9% and 19.5% of our net trade receivable at March 31, 2009 and December 31, 2008, respectively.
Net sales to our second significant customer and its sub-contractors totaled $8.3 million and $6.4 million, accounting for 11.7% and 10.5% of our total net sales, for the three months ended March 31, 2009 and 2008, respectively.

Trade receivables with this customer amounted to $3.8 million and $9.1 million, or 7.0% and 15.3% of our net trade receivable at March 31, 2009 and December 31, 2008, respectively.
The loss of these customers, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.
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
Inventories, net consisted of the following:

	March 31,	December 31,
(In thousands)	2009	2008
Components	$8,076	$7,879
Finished goods	35,427	37,331
Reserve for inventory scrap	(1,574)	(1,535)

Inventories, net	$41,929	$43,675

During the three months ended March 31, 2009 and 2008, inventory write-downs totaled $0.9 million and $0.3 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one of these suppliers amounted to more than 10% of total inventory purchases. Purchases from this supplier amounted to $6.3 million and $6.7 million, representing 14.7% and 17.2% of total inventory purchases for the three months ended March 31, 2009 and 2008, respectively. Accounts payable with this supplier amounted to $3.7 million and $3.6 million, representing 10.0% and 8.1% of total accounts payable at March 31, 2009 and December 31, 2008, respectively.
During the three months ended March 31, 2009, purchases from three of our component and finished good suppliers amounted to more than 10% of total inventory purchases. Purchases from these three suppliers amounted to $10.7 million, $9.2 million and $7.6 million, representing 24.9%, 21.5% and 17.7%, respectively, of total inventory purchases for the three months ended March 31, 2009. During the three months ended March 31, 2008, purchases from these three suppliers amounted to $11.9 million, $6.6 million and $3.5 million, representing 30.7%, 17.0% and 9.1%, respectively, of total inventory purchases. Accounts payable with these component and finished suppliers amounted to $7.6 million, $9.7 million and $7.3 million, representing 20.5%, 26.0% and 19.7%, respectively, of total accounts payable at March 31, 2009. At December 31, 2008, accounts payable with the same suppliers amounted to $11.0 million, $15.6 million and $5.4 million, representing 24.7%, 35.0% and 12.0%, respectively, of total accounts payable. No other suppliers accounted for more than 10% of total inventory purchases during the quarters ended March 31, 2009 or 2008.

We have identified alternative sources of supply for these ICs, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories of our integrated chips, which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.
Note 6: Income Taxes
We use our estimated annual effective tax rate to determine our provision for income taxes for interim periods. We recorded income tax expense of $0.5 million for the three months ended March 31, 2009 compared to $1.3 million for the same period last year. Our estimated effective tax rate was 39.1% and 34.3% during the three months ended March 31, 2009 and 2008, respectively. The increase in our effective tax rate for the first quarter is due to fixed interest expense on tax contingencies representing a higher percentage of pre-tax income coupled with a higher percentage of income earned in higher tax rate jurisdictions.
Effective January 1, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). At March 31, 2009, we had gross unrecognized tax benefits of approximately $9.1 million, including interest and penalties, of which approximately $8.3 million of this amount would affect the annual effective tax rate, if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.
In accordance with FIN 48, we have elected to classify interest and penalties as components of tax expense. Accrued interest and penalties were $1.3 million at March 31, 2009 and $1.2 million at December, 31, 2008 and are included in the unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. As of March 31, 2009, the open statutes of limitations in our significant tax jurisdictions are as follows: federal and state for 2004 through 2008, and non-U.S. for 2001 through 2008. Unrecognized tax benefits at March 31, 2009 of $6.0 million, including related interest of $1.0 million, are classified as short term as we expect to settle certain foreign audits during 2009. The remainder of the gross unrecognized tax benefits of $3.1 million are classified as long term as prescribed by FIN 48 because we do not anticipate payment of cash related to those unrecognized tax benefits within one year of the operating cycle.
Note 7: Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, which includes the dilutive effect of stock options and restricted stock grants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. In the computation of diluted earnings per common share for the three months ended March 31, 2009 and 2008, we have excluded 1,219,237 and 356,700 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. In addition, for the three months ended March 31, 2009 and 2008, we have excluded 183,104 and 90,503 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for our common stock, as their effect would be anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 are calculated as follows:

	Three Months Ended
	March 31,
(In thousands, except per- share amounts)	2009	2008
BASIC
Net income	$796	$2,473

Weighted-average common shares outstanding	13,658	14,474

Basic earnings per share	$0.06	$0.17

DILUTED
Net income	$796	$2,473

Weighted-average common shares outstanding for basic	13,658	14,474
Dilutive effect of stock options and restricted stock	173	483

Weighted-average common shares outstanding on a diluted basis	13,831	14,957

Diluted earnings per share	$0.06	$0.17

Note 8: Comprehensive (Loss) Income
The components of comprehensive (loss) income are listed below:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net Income	$796	$2,473
Other comprehensive income:
Foreign currency translations (1)	(1,868)	7,846

Comprehensive (loss) income	$(1,072)	$10,319

(1)	The foreign currency translation loss of $1.9 million for the three months ended March 31, 2009 was due to the strengthening of the U.S. dollar against the Euro. The foreign currency translation gain of $7.8 million for the three months ended March 31, 2008, was due to the weakening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.33 and 1.39 at March 31, 2009 and December 31, 2008, respectively, and 1.58 and 1.46 at March 31, 2008 and December 31, 2007, respectively.
Note 9: Revolving Credit Line
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2009 using 12-month LIBOR plus a fixed margin of 1.25% was 3.22%. We pay a commitment fee ranging from zero to a maximum rate of 0.25% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At March 31, 2009, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2009, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of March 31, 2009, we were in compliance with all financial covenants required by the Credit Facility.
Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at March 31, 2009, we were authorized to repurchase 2,718,232 million shares. As of March 31, 2009, we have purchased 1,791,529 shares of our common stock, leaving 926,703 shares available for purchase under the Credit Facility.
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
Note 10: Other Accrued Expenses
The components of other accrued expenses at March 31, 2009 and December 31, 2008 are listed below:

	March 31,	December 31,
(In thousands)	2009	2008
Accrued freight	$1,298	$1,846
Accrued professional fees	727	1,245
Accrued advertising and marketing	703	644
Accrued third-party commissions	225	262
Deferred income taxes	181	356
Accrued sales and VAT taxes	152	410
Other	2,760	2,050

Total other accrued expenses	$6,046	$6,813

Note 11: Treasury Stock
During the three months ended March 31, 2009 and 2008, we repurchased 105,311 and 500,000 shares of our common stock at a cost of $1.6 million and $11.5 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, which may include compensating outside directors and executives of the Company. During the three months ended March 31, 2009 and 2008, we issued 6,250 and 5,000 shares, respectively, to outside directors for services performed (see Note 2).
Note 12: Goodwill and Intangible Assets
Under the requirements of SFAS 142, “Goodwill and Intangible Assets”, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within our single operating segment “Core Business.” Goodwill is evaluated for impairment as of December 31st of each year and between annual evaluations, if events occur or circumstances change indicating that it is more likely than not the fair value of a reporting unit has been reduced below its carrying amount.
Goodwill related to the domestic component was the result of our acquisition of a remote control company in 1998, a software company (SimpleDevices, Inc.) in 2004 and certain assets and intellectual property from Zilog, Inc. in the first quarter of 2009. Goodwill related to our international component resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000.
The goodwill amounts related to our domestic and international components at March 31, 2009 and December 31, 2008 were the following:

	March 31,	December 31,
(In thousands)	2009	2008
Goodwill:
United States (1)	$11,216	$8,314
International (2)	2,339	2,443

Total	$13,555	$10,757

(1)	During the first quarter of 2009, we acquired certain assets and intellectual property from Zilog, Inc. which resulted in $2.9 million of goodwill. Refer to Note 16 for further discussion related to the purchase.

(2)	The difference in international goodwill reported at March 31, 2009, as compared to the goodwill reported at December 31, 2008, is the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Our other intangible assets consist primarily of distribution rights, patents, trademarks, purchased technologies and capitalized software development costs. Capitalized amounts related to our patents represent external legal costs incurred for their applications and maintenance. Intangible assets are amortized utilizing the straight-line method over our estimated period of benefit, ranging from one to fifteen years.
Detailed information regarding our other intangible assets is as follows:

	March 31,	December 31,
(in thousands)	2009(1)	2008(1)
Carrying amount:
Distribution rights (10 years)	$380	$399
Patents (10 years)	7,254	7,115
Trademark and trade names (10 years)	840	840
Developed and core technology (5-15 years) (2)	5,130	1,630
Capitalized software development costs (1-2 years)	1,107	1,030
Customer relationships (15 years) (3)	3,100	—

Total carrying amount	$17,811	$11,014

Accumulated amortization:
Distribution rights	$51	$53
Patents	3,451	3,292
Trademark and trade names	378	357
Developed and core technology	1,496	1,386
Capitalized software development costs	395	289
Customer relationships	26	—

Total accumulated amortization	$5,797	$5,377

Net carrying amount:
Distribution rights	$329	$346
Patents	3,803	3,823
Trademark and trade names	462	483
Developed and core technology	3,634	244
Capitalized software development costs	712	741
Customer relationships	3,074	—

Total net carrying amount	$12,014	$5,637

(1)	This table excludes fully amortized intangible assets of $5.9 million as of March 31, 2009 and December 31, 2008.

(2)	During the first quarter of 2009, we purchased core technology from Zilog, Inc. valued at $3.5 million, which is being amortized ratably over 15 years. Refer to Note 16 for further discussion regarding the purchase.

(3)	During the first quarter of 2009, we purchased customer relationships from Zilog, Inc. valued at $3.1 million, which is being amortized ratably over 15 years. Refer to Note 16 for further discussion regarding the purchase.
Amortization expense is recorded in selling, general and administrative expenses, except for capitalized software development amortization which is recorded in cost of sales. Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $0.1 million and $0.4 million, respectively.

Estimated future amortization expense related to our other intangible assets at March 31, 2009 is as follows:

(In thousands)
2009 (remaining 9 months)	$1,455
2010	1,664
2011	1,315
2012	1,294
2013	1,294
Thereafter	4,992

Total	$12,014

Intangibles Measured at Fair Value on a Nonrecurring Basis
The fair value adjustments for intangibles measured at fair value on a nonrecurring basis during the quarter ended March 31, 2009 were the following:

Fair Value Measurement Using
Quoted Prices in Active
		Markets for Identical	Significant Other	Significant
(in thousands)	Quarter Ended	Assets	Observable Inputs	Unobservable Inputs	Total
Description	3/31/09	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents	$3,803			$(4)	$(4)
In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” two patents with a carrying amount of $4 thousand were disposed of, resulting in impairment charges of $4 thousand during the first quarter of 2009, which was included in selling, general and administrative expenses. These assets no longer held any probable future economic benefits and were written-off. For further information about the valuation methodology utilized, see Note 2 under the caption Long-Lived Assets and Intangible Assets in our Annual Report on Form 10-K.
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

Foreign Operations
Our sales to external customers by geographic area were the following:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net Sales:
United States	$46,723	$32,359
International:
Asia	10,032	8,358
United Kingdom	3,423	5,608
Germany	1,718	2,120
South Africa	1,432	854
Australia	385	877
France	757	1,369
Spain	994	2,727
Switzerland	91	2,923
All Other	5,571	3,996

Total International	24,403	28,832

Total Net Sales	$71,126	$61,191

Specific identification of the customer’s location was the basis used for attributing revenues from external customers to individual countries.
Long-lived asset information by our domestic and international components is as follows:

	March 31,	December 31,
(In thousands)	2009	2008
Long-lived tangible assets:
United States	$5,846	$6,525
International	2,776	2,770

Total	$8,622	$9,295

Note 14: Derivatives
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
We have determined that the fair value of our financial assets and liabilities are derived from Level 2 inputs in the fair value hierarchy. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of March 31, 2009:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Quarter	for Identical	Observable	Unobservable
(in thousands)	Ended	Assets	Inputs	Inputs
Description	3/31/09	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contract	$(73)	—	$(73)	—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.6 million and a net pre-tax gain of approximately $0.6 million for the three months ended March 31, 2009 and 2008, respectively.
Futures Contracts
We held one US dollar/Euro futures contract with a notional value of $4.0 million and a forward rate of $1.3527 USD/Euro at March 31, 2009. We held the Euro position on this contract, which settled on April 24, 2009. The loss on this contract as of March 31, 2009 was $73 thousand and is included in accrued expenses. This contract was settled at a loss of $183 thousand resulting in an incremental loss of $110 thousand in the month of April 2009.
We held one US dollar/Euro futures contract with a notional value of $9.0 million and a forward rate of $1.277 USD/Euro at December 31, 2008. We held the Euro position on this contract, which settled on January 7, 2009. The gain on this contract as of December 31, 2008 was $0.8 million and was included in prepaid expenses and other current assets. This contract was settled at $0.4 million, resulting in a loss of $0.4 million in January 2009.
Put Option
During the first quarter of 2009, we did not enter into any put option contracts.
In August 2008, we entered into a USD/GBP put option with a notional value of $5.0 million. That contract expired on December 31, 2008 and settled on January 5, 2009. The fair value of this put option was approximately $0.6 million at December 31, 2008, which was included in prepaid expenses and other current assets.
Note 15: Commitments and Contingencies
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
Changes in the liability for product warranty claim cost is presented below:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
(in thousands)	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Three Months Ended March 31, 2009	$90	—	$(4)	$86
Three Months Ended March 31, 2008	$178	—	$(85)	$93
Purchase Obligations
During the quarter ended March 31, 2009, we entered into an agreement with a vendor to purchase a minimum percentage of our total requirements for a component part over a five year period. The contract allows a ramp-up period of one year. Based on our current volume, we estimate our total financial commitment to be approximately $40 million over the five year period. As of March 31, 2009, we purchased $0.1 million in component parts from this vendor.
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
On February 7, 2008, we filed suit against Gibson Audio, a Division of Gibson Guitar Corp., Gibson Guitar Corp., and Gibson Musical Instruments, Inc. seeking payment of the remaining balance of a minimum royalty fee due us under a software agreement. On March 10, 2008, the Gibson companies answered our complaint with a general denial of all of our allegations. Also, the Gibson companies counterclaimed that we breached various aspects of the software agreement and that they are seeking unspecified damages. On January 6, 2009, we filed a motion for partial summary judgment which remains pending. On March 27, 2009, we entered into a confidential Mutual Release and Covenant Not To Sue Agreement with the Gibson Companies in which we were paid an immaterial amount and all claims between the parties have been settled and release with prejudice. Due confidentiality, the amount of payment to us by the Gibson companies and the other terms of the settlement and agreement may not be disclosed.
On February 19, 2009, we filed suit against Warren Communications News, Inc. claiming that through the unauthorized use of embedded email tracking and intercepting software and code, Warren has violated the Computer

Fraud and Abuse Act, the Stored Communications Act, and various applicable California laws. In addition we are asking for a declaration that we are not infringing Warren’s copyright to a daily electronic publication. On March 19, 2009, Warren answered our complaint with a general denial of all of our allegations. On the same date as filing their answer, Warren counterclaimed alleging copyright infringement seeking unspecified damages. On or about April 13, 2009, we answered Warren’s counterclaim denying their claim of copyright infringement and asserted numerous affirmative defenses. In addition, the initial discovery has just commenced. Thus, at this time we are unable to estimate the likely outcome of this matter and the amount, if any, of recovery to be awarded to any party at this time.
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
Long-Term Incentive Plan
During the second quarter of 2007, we adopted an Executive Long-Term Incentive Plan (“ELTIP”). The ELTIP provided a bonus pool for our executive management team contingent on achieving certain performance goals during a two-year performance period commencing on January 1, 2007 and ending on December 31, 2008. The performance goals were based on the compound annual growth rate of net sales and earnings per diluted share during the performance period. The ELTIP had a maximum pay out of $12 million if the highest performance goals were met. Based on our performance during 2007, management accrued $1.0 million for bonuses under the ELTIP, however, based on the 2008 results, it was determined that no bonus was earned under the terms of the ELTIP. As a result, we lowered our ELTIP accrual from $1.0 million at December 31, 2007 to $0 at December 31, 2008. This adjustment resulted in a $1.0 million benefit to pre-tax income for the twelve months ended December 31, 2008.
Notwithstanding the ELTIP results, our Compensation Committee decided to award a discretionary bonus of $1.0 million, to be paid out quarterly over the next two years (2009 and 2010). The Compensation Committee came to this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus is in alignment with our stockholders’ interests as well as our performance, and retention objectives. As a result, on December 31, 2008 we accrued $0.5 million for this discretionary bonus which is included in accrued compensation. The amount of a participant’s earned award will be paid in cash. A participant’s earned award will vest in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. In the event a participant terminates their employment during the service period (January 1, 2009 through December 31, 2010), they will forfeit their right to any remaining installments where the payment date has not yet occurred. The amount expensed related to this discretionary bonus in first quarter 2009 was $0.1 million.
Non-Qualified Deferred Compensation Plan
We’ve adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. At March 31, 2009, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our India subsidiary maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. As of March 31, 2009, based on its latest actuarial report, the pension plan was adequately funded. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At March 31, 2009, approximately 20 percent of our India subsidiary employees had qualified for eligibility. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an effective amount of fifteen days salary for each full year of service completed. The total amount of liability outstanding at March 31, 2009 for the India Plan is not material. During the three months ended March 31, 2009 the net periodic benefit costs were also not material.
Note 16: Business Acquisition
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog, Inc. (NASDAQ: ZILG) for approximately $9.5 million in cash. The purchase included Zilog’s full library and database of infrared codes, software tools and certain fixed assets. We also hired 115 of Zilog’s sales and engineering personnel, including all 103 of Zilog’s personnel located in India. In a related transaction, Maxim Integrated Products (NASDAQ: MXIM) acquired two of Zilog’s product lines, namely, the hardware portion of Zilog’s remote control business and Zilog’s secured transaction product line.
We have cross–licensed the remote control technology and intellectual property with Maxim Integrated Products for purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. For the first year we will be the exclusive sales agent of universal remote control chips for Maxim, selling the Zilog designs to Zilog’s former customers. We expect this arrangement to be mildly accretive to our earnings in 2009. Beginning in the second year, we will take over full sales and distribution rights to Zilog’s former customers, and we anticipate this position will lead to growth in revenue and earnings going forward. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009. We recognized $0.6 million of net revenue and earnings of $0.2 million related to the transaction during the quarter-ended March 31, 2009, excluding acquisition costs of $1.1 million.
The total purchase price of approximately $9.5 million has been allocated to the net assets acquired based on their estimated fair values as follow:

(in thousands)
Intangible assets
Database	$3,500
Customer relationships	3,100
Goodwill	2,902
Equipment, furniture and fixtures	44

Purchase price	$9,546

Intangible Assets Subject to Amortization
Of the total purchase price, approximately $6.6 million was allocated to intangible assets subject to amortization including the database and customer relationships.
The database intangible is composed of the estimated fair value of patents, intellectual property and other assets related to Zilog’s database of infrared codes, and software tools. When determining the fair value of the database, we utilized the cost approach. In our valuation, we estimated the total costs to recreate the database, including the associated opportunity costs (or revenue lost while recreating). We discounted the after-tax cash flows to present value to arrive at our estimate of the fair value of the database. We are amortizing the database on a straight-line basis over an estimated useful life of approximately 15 years.
The customer relationship intangible is composed of the fair value of customer relationships acquired as a result of the Zilog purchase. We utilized the income approach to estimate the fair value of the customer relationships intangible. We developed after-tax cash flows based on forecasted revenue from these customers assuming a customer attrition rate based on our analysis of customer data for UEI and Zilog. We discounted the after-tax cash flows to present value to arrive at our estimate of the fair value of the customer relationships intangible. We are amortizing the customer relationships intangible on a straight-line basis over an estimated useful life of approximately 15 years.
Goodwill
Goodwill represents the excess of the cost (purchase price) over the estimated fair value of identifiable tangible and intangible assets acquired. Goodwill from this transaction of $2.9 million will not be amortized, but will be analyzed for impairment at least on an annual basis in accordance with SFAS No. 142. We review our goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate that an impairment loss may have occurred. Of the total goodwill recorded, none is expected to be deductible for tax purposes.

The goodwill recognized is attributable to the following value we received from this acquisition:
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
Acquisition Costs
We recognized $1.1 million of total costs related to the Zilog transaction in selling, general and administrative expenses during the quarter ended March 31, 2009. The acquisition costs consisted of primarily legal and investment banking services. Of the $1.1 million of transaction costs recognized during the quarter ended March 31, 2009, $0.1 million was capitalized at December 31, 2008.
Pro forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of the acquisition from Zilog as if the acquisition had occurred at the beginning of the periods presented. Adjustments of $0.1 million for the quarter-ended ended March 31, 2009 have been made to the combined results of operations, reflecting primarily amortization of purchased intangible assets, net of tax. Adjustments of $0.7 million for the quarter-ended March 31, 2008 have been made to the combined results of operations, reflecting primarily amortization of purchased intangible assets, net of tax and the acquisition costs, net of tax.
Pro forma results were as follows for the quarters ended March 31, 2009 and 2008:

(in thousands)	March 31, 2009	March 31, 2008
Net Sales:	$71,613	$62,316
Net income:	$757	$1,802
Basic and diluted net income per share:
Basic	$0.06	$0.12
Diluted	$0.05	$0.12
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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers over 405,000 individual device functions and over 3,600 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced video and audio devices. All IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We have twelve subsidiaries located in Argentina, Cayman Islands, France, Germany (2), Hong Kong, India, Italy, the Netherlands, Singapore, Spain and the United Kingdom.
To recap our results for first quarter 2009:
•	Our revenue grew 16.2% from $61.2 million for the three months ended March 31, 2008 to $71.1 million for the three months ended March 31, 2009.

Our sales growth in the first quarter 2009 was the result of strong demand from the customers in our business category, due in part to the continuation of the upgrade cycle from analog to digital, consumer demand for advanced-function offerings from subscription broadcasters, increased share with existing customers, and new customer wins.

•	Our operating income for the first three months of 2009 decreased 42.7% to $1.5 million from operating income of $2.7 million in the first three months of 2008. Our operating margin percentage decreased from 4.4% in the first three months of 2008 to 2.1% in the first three months of 2009 due primarily to the decrease in our gross margin percentage offset partially by the decrease in operating expenses as a percentage of revenue. Our gross margin percentage decreased from 35.5% in the first three months of 2008 to 30.1% in the first three months of 2009. The decrease in our gross margin rate was due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin Business category. In addition, sales mix within our sales categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. The weakening of the Euro and British pound also contributed to the decline in our gross margin percentage. Operating expenses decreased from 31.1% of revenue for the three months ended March 31, 2008 to 28.0% for the three months ended March 31, 2009, despite incurring $1.1 million of deal related costs in the first quarter of 2009 relating to the acquisition of remote control related assets from Zilog, Inc.

Our strategic business objectives for 2009 include the following:
•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Asia in particular;

•	continue to develop industry-leading technologies and products; and

•	continue to evaluate potential acquisition and joint venture opportunities that may enhance our business.
We intend the following discussion of our financial condition and results of operations to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Results of Operations
Our results of operations as a percentage of net sales for the three months ended March 31, 2009 and 2008 were as follows:

(In thousands)	2009	2008
Net sales	100%	100%
Cost of sales	69.9	64.5

Gross profit	30.1	35.5
Research and development expenses	3.0	3.6
Selling, general and administrative expenses	25.0	27.5

Operating expenses	28.0	31.1
Operating income	2.1	4.4
Interest income, net	0.2	1.5
Other (expense) income, net	(0.5)	0.2

Income before income taxes	1.8	6.1
Provision for income taxes	(0.7)	(2.1)

Net income	1.1%	4.0%

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008:
Net sales by our Business and Consumer lines for the three months ended March 31, 2009 and 2008 were as follows:

	2009		2008
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$60.9	85.7%	$48.3	78.9%
Consumer	10.2	14.3%	12.9	21.1%

Total net sales	$71.1	100.0%	$61.2	100.0%

Overview
Net sales for the first quarter of 2009 were $71.1 million, an increase of 16% compared to $61.2 million for the first quarter of 2008. Net income for the first quarter of 2009 was $0.8 million or $0.06 per diluted share compared to $2.5 million or $0.17 per diluted share for the first quarter of 2008.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 86% of net sales in the first quarter of 2009 compared to approximately 79% in the first quarter of 2008. Net sales in our Business lines for the first quarter of 2009 increased by 26% to $60.9 million from $48.3 million in the first quarter of 2008. This increase in sales resulted primarily from an increase in the volume of remote control sales, which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators, market share gains with a few key subscription broadcast customers and new customer wins. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 14% of net sales for the first quarter of 2009 compared to approximately 21% for the first quarter of 2008. Net sales in our Consumer lines decreased by 21% to $10.2 million for the first quarter of 2009, from $12.9 million in the first quarter of 2008. European retail sales decreased by $3.0 million compared to the first quarter of 2008. Europe retail sales were unfavorably impacted by the weakening of both the Euro and the British Pound compared to the U.S. Dollar, which resulted in a decrease in net sales of approximately $2.0 million. Net of this currency effect, European retail sales decreased $1.0 million, primarily due to the downturn of the economy in the United Kingdom. Private label sales in the U.S. decreased $0.5 million, to $0.1 million in the first quarter of 2009 from $0.6 million in the first quarter of 2008. This was driven by a decline in the volume of remote control sales to our private label partners. Partially offsetting these decreases were the North American retail sales, which increased by $0.4 million compared to the first quarter of 2008, as a result of a new partnership agreement with a distributor in the U.S market. CEDIA sales increased by $0.4 million compared to the first quarter of 2008, primarily due to the launch of a new product that occurred in the second quarter of 2008.
Gross profit for the first quarter of 2009 was $21.4 million compared to $21.7 million for the first quarter of 2008. Gross profit as a percent of sales for the first quarter of 2009 was 30.1% compared to 35.5% for the same period in the prior year, due primarily to the following reasons:
•	Sales mix, as a higher percentage of our total sales was comprised of our lower margin Business category. In addition, sales mix within our sales categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. Collectively, the aforementioned resulted in a decrease of 2.7% in the gross margin rate;

•	Foreign currency fluctuations caused a decrease of 1.8% in the gross margin rate;

•	An increase in scrap expense caused a decrease of 0.8% in the gross margin rate.
Research and development expenses decreased 4% from $2.2 million in the first quarter of 2008 to $2.1 million in the first quarter of 2009, relatively consistent with prior year levels.

Selling, general and administrative expenses increased 6% from $16.9 million in the first quarter of 2008 to $17.8 million in the first quarter of 2009. The weakening of the Euro compared to the U.S. Dollar resulted in a decrease of $1.0 million. Net of this favorable currency effect, expenses increased by $1.9 million. Legal, accounting, and advisory professional service expense increased by $1.1 million, due to the acquisition of assets from Zilog, Inc, which was completed during the first quarter. Payroll and fringe expense increased by $0.6 million. Employee bonus expense increased $0.2 million, and long-term incentive compensation expense increased $0.2 million. These increases were partially offset by lower freight expense, which decreased by $0.2 million, and commission expense, which decreased by $0.1 million.
In the first quarter of 2009, we recorded $0.1 million of net interest income compared to $0.9 million in the first quarter of 2008. The decrease is primarily due to significantly lower interest rates.
In the first quarter of 2009, net other expense was $0.4 million as compared to net other income of $0.2 million for the first quarter of 2008 which was driven by foreign exchange losses.
We recorded income tax expense of $0.5 million in the first quarter of 2009 compared to $1.3 million in the first quarter of 2008. Our effective tax rate was 39.1% in the first quarter of 2009 compared to 34.3% in the first quarter of 2008. The increase in our effective tax rate is due to fixed interest expense on tax contingencies representing a higher percentage of pre-tax income coupled with a higher percentage of income earned in higher tax rate jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Cash:

	Three months ended	(Decrease)/	Three months ended
(In thousands)	March 31, 2009	Increase in cash	March 31, 2008
Net cash provided by operating activities	$3,395	$(2,183)	$5,578
Net cash used for investing activities	(59,330)	(56,616)	(2,714)
Net cash used for financing activities	(1,388)	9,824	(11,212)
Effect of exchange rate changes on cash	(558)	(5,682)	5,124

	March 31, 2009	(Decrease)	December 31, 2008
Cash and cash equivalents	$17,357	$(57,881)	$75,238
Working capital	112,321	(9,982)	122,303
Net cash provided by operating activities decreased by $2.2 million from $5.6 million in the first quarter 2008 to $3.4 million in the first quarter of 2009. The decrease in cash provided by operating activities was primarily driven by the decrease in net income from approximately $2.5 million for the three months ended March 31, 2008 to approximately $0.8 million for the three months ended March 31, 2009. Total working capital requirements were relatively consistent for the three months ended March 31, 2009 and 2008.
Net cash used for investing activities for the first three months of 2009 was $59.3 million compared to $2.7 million for the first three months of 2008. The increase in cash used for investing activities was primarily due to the acquisition of intangible assets and goodwill of $9.5 million from Zilog, Inc. and our term deposit of $48.9 million, offset by a decrease in the acquisition of equipment, furniture, and fixtures. The purchase of equipment, furniture and fixtures decreased as a result of the renovation of our corporate headquarters being completed during the first quarter of 2008. Refer to Note 16 for further discussion about our purchase of assets from Zilog, Inc.
We plan to make a significant investment to upgrade our information systems, which we expect to cost approximately $1.0 million. We expect implementation to be completed in 2010. In addition, in order to support our future sales growth, we expect annual purchases of tooling equipment to increase.
Net cash used for financing activities for the first three months of 2009 was $1.4 million as compared to $11.2 million in the first three months of 2008. We repurchased fewer shares of our common stock during the first quarter of 2009 compared to the first quarter of 2008. During the first quarter of 2009 we repurchased 105,311 shares of our common stock for $1.6 million compared to our repurchase of 500,000 shares of our common stock for $11.5 million during the first quarter of 2008. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.
We have a Credit Facility with Comerica which expires on August 31, 2009. Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at March 31, 2009, we were authorized to repurchase 2,718,232 million shares. As of March 31, 2009, we have purchased 1,791,529 shares of our common stock, leaving 926,703 shares available for purchase under the Credit Facility. During 2009 we may continue to purchase shares of our common stock if we believe conditions are favorable and to offset the dilutive effect of our equity compensation programs.
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
We have a six month term deposit cash account in Hong Kong with ABN Amro Bank. The term began on January 13, 2009 and ends on July 13, 2009. The term deposit earns interest at a rate of 1.05%. The interest is receivable on July 13, 2009. The deposit amount and accrued interest related to this account as of March 31, 2009 was $48.8 million and $0.1 million, respectively. If we were to withdraw the funds prior to the end of the term a penalty will be assessed only if the interest rate on the date of withdrawal is higher than the rate on January 13, 2009. The penalty amount is equal to the interest the bank will have to pay another depositor with the same principal balance over the remaining term using the rate in effect on the withdrawal date, less the interest the bank would have had to pay us.
Contractual Obligations
At March 31, 2009, our contractual obligations were $65.5 million compared to $66.0 million reported in our Annual Report on Form 10-K as of December 31, 2008. The following table summarizes our contractual obligations at March 31, 2009 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$4,879	$1,810	$2,406	$663	$—
Purchase obligations(1)	60,645	8,085	27,040	21,520	4,000

Total contractual obligations	$65,524	$9,895	$29,446	$22,183	$4,000

(1)	Purchase obligations include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
We’ve utilized cash provided from operations as our primary source of liquidity, since internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Historically, our working capital needs have been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At March 31, 2009, we had $112.3 million of working capital as compared to $122.3 million at December 31, 2008.

Our cash and cash equivalent balances are held in the United States, Europe and Asia. At March 31, 2009, we had approximately $5.9 million, $8.7 million, and $2.8 million of cash and cash equivalents in the United States, Europe and Asia, respectively. In addition, we had a term deposit of $48.9 million in Asia. We maintain our cash, cash equivalents, and term deposits with various financial institutions located in many different geographic regions. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of March 31, 2009 using 12-month LIBOR plus a fixed margin of 1.25% was 3.22%. We pay a commitment fee ranging from zero to a maximum rate of 1/4 of 1% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At March 31, 2009, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of March 31, 2009, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of March 31, 2009, we were in compliance with all financial covenants required by the Credit Facility.
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
Factors That May Affect Financial Condition and Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our 2008 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the following:

•	the failure of our markets or customers to continue growing and expanding in the manner we anticipated;

•	the effects of natural or other events beyond our control, including the effects a war or terrorist activities may have on us, the economy or our customers;

•	the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, automotive, and cellular industries not materializing or growing as we believed;

•	our inability to obtain orders or maintain our order volume with new and existing customers;

•	our inability to add profitable complementary products which are accepted by the marketplace;

•	our inability to continue selling our products or licensing our technologies at higher or profitable margins;

•	our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts;

•	the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price;

•	our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis;

•	our inability to successfully integrate any strategic business transaction; and

•	other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
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
We will continue developing software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging, and in the remainder of 2009 we look to continue to build relationships with our customers in this category.
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
We have a Credit Facility expiring on August 31, 2009. The interest payable under our revolving Credit Facility with our bank is variable and based on (i) the bank’s cost of funds or (ii) the 12-month LIBOR rate plus a fixed margin of 1.25%. The cost of the Credit Facility is affected by changes in market interest rates, credit risk spreads and credit availability. The interest rate in effect on the credit facility as of March 31, 2009 using the 12-month LIBOR Rate option plus a fixed margin of 1.25% was 3.22%.
At March 31, 2009, we had no borrowings on our Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all. If this or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves which could have a material adverse effect on our earnings, cash flow and financial position.
At March 31, 2009, we had wholly owned subsidiaries in the Argentina, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog, Inc. (“Zilog” — NASDAQ: ZILG) for approximately $9.5 million in cash. In connection with this transaction, we formed our Cayman Islands subsidiary. Sales are typically denominated in local currencies, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins, operating expenses and net income. The value of our net balance sheet positions held in foreign currencies may also be impacted by fluctuating exchange rates.
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
Our foreign currency exposures are primarily concentrated in the Euro, British Pound and Hong Kong Dollars. The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at March 31, 2009, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from March 31, 2009, net income and cash flows in the second quarter of 2009 would fluctuate by approximately $0.5 million and $6.1 million, respectively.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth above under Note 15 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 16 of the Company’s 2008 Annual Report on Form 10-K incorporated herein by reference. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at March 31, 2009, we were authorized to repurchase 2,718,232 million shares. As of March 31, 2009, we have purchased 1,791,529 shares of our common stock, leaving 926,703 shares available for purchase under the Credit Facility. We repurchased 105,311 shares during the quarter ended March 31, 2009, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable, or to manage dilution created by shares issued under our stock-based compensation plans. Repurchase information for the first quarter of 2009 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2009 — January 31, 2009	4,613	$16.33	N/A	N/A
February 1, 2009 — February 28, 2009	7,900	15.53	N/A	N/A
March 1, 2009 — March 31, 2009	92,798	15.38	N/A	N/A

Total Q1 2009	105,311	$15.44	N/A	N/A

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	Universal Electronics Inc.

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