Form 10-Q
period 2009-06-30
UNIVERSAL ELECTRONICS INC
filed 2009-08-10
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,675,518 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 4, 2009.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$21,377	$75,238
Term deposit	49,199	—
Accounts receivable, net	58,636	59,825
Inventories, net	44,722	43,675
Prepaid expenses and other current assets	2,354	3,461
Deferred income taxes	2,402	2,421

Total current assets	178,690	184,620
Equipment, furniture and fixtures, net	8,472	8,686
Goodwill	13,674	10,757
Intangible assets, net	12,076	5,637
Other assets	624	609
Deferred income taxes	7,391	7,246

Total assets	$220,927	$217,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,603	$44,705
Accrued sales discounts, rebates and royalties	4,426	4,848
Accrued income taxes	1,828	2,334
Accrued compensation	4,779	3,617
Other accrued expenses	6,966	6,813

Total current liabilities	60,602	62,317
Long-term liabilities:
Deferred income taxes	140	130
Income tax payable	1,442	1,442
Other long-term liabilities	154	313

Total liabilities	62,338	64,202

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,925,878 and 18,715,833 shares issued at June 30, 2009 and December 31, 2008, respectively	189	187
Paid-in capital	124,643	120,551
Accumulated other comprehensive income	966	750
Retained earnings	108,926	104,314

	234,724	225,802

Less cost of common stock in treasury, 5,274,296 and 5,070,319 shares at June 30, 2009 and December 31, 2008, respectively	(76,135)	(72,449)

Total stockholders’ equity	158,589	153,353

Total liabilities and stockholders’ equity	$220,927	$217,555

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$78,303	$70,684	$149,429	$131,875
Cost of sales	52,808	46,472	102,497	85,928

Gross profit	25,495	24,212	46,932	45,947

Research and development expenses	2,050	2,121	4,160	4,317
Selling, general and administrative expenses	17,758	17,734	35,549	34,590

Operating income	5,687	4,357	7,223	7,040
Interest income, net	127	893	266	1,790
Other income (expense), net	182	(2)	(186)	180

Income before provision for income taxes	5,996	5,248	7,303	9,010
Provision for income taxes	(2,180)	(1,753)	(2,691)	(3,042)

Net income	$3,816	$3,495	$4,612	$5,968

Earnings per share:
Basic	$0.28	$0.25	$0.34	$0.42

Diluted	$0.27	$0.24	$0.33	$0.40

Shares used in computing earnings per share:
Basic	13,621	14,033	13,640	14,256

Diluted	13,981	14,547	13,907	14,755

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash provided by operating activities:
Net income	$4,612	$5,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,332	2,892
Provision for doubtful accounts	143	64
Provision for inventory write-downs	2,170	973
Benefit for deferred income taxes	(111)	(171)
Tax benefit from exercise of stock options	301	171
Excess tax benefit from stock-based compensation	(151)	(134)
Shares issued for employee benefit plan	342	282
Stock-based compensation	2,081	2,311

Changes in operating assets and liabilities:
Accounts receivable	927	4,173
Inventories	(3,021)	(7,462)
Prepaid expenses and other assets	1,112	(1,112)
Accounts payable and accrued expenses	(1,603)	8,795
Accrued income taxes	(527)	639

Net cash provided by operating activities	9,607	17,389

Cash used for investing activities:
Term deposit	(49,199)	—
Acquisition of equipment, furniture and fixtures	(2,193)	(3,457)
Acquisition of intangible assets	(751)	(505)
Acquisition of assets from Zilog, Inc.	(9,502)	—

Net cash used for investing activities	(61,645)	(3,962)

Cash used for financing activities:
Proceeds from stock options exercised	1,557	525
Treasury stock purchased	(3,873)	(17,489)
Excess tax benefit from stock-based compensation	151	134

Net cash used for financing activities	(2,165)	(16,830)

Effect of exchange rate changes on cash	342	5,008

Net (decrease) increase in cash and cash equivalents	(53,861)	1,605

Cash and cash equivalents at beginning of period	75,238	86,610

Cash and cash equivalents at end of period	$21,377	$88,215

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Significant Accounting Policies
In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its wholly-owned subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, the terms “Company,” “we,” “us” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Our results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. December 31, 2008 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K.
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
Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP and identifies the framework for selecting the principles to utilize in the preparation of financial statements for nongovernmental entities. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The issuance of SFAS 168 and the Codification does not change U.S. GAAP, and therefore the implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of Statement 141R will affect the total purchase price of future acquisitions, as acquisition costs will now be expensed, and the allocation of fair value to specific assets and liabilities will be different. SFAS 141R was effective for us January 1, 2009. As a result of adopting SFAS 141R we recognized $0 and $1.1 million of acquisition costs during the three and six months ended June 30, 2009, respectively, related to our purchase of assets from Zilog, Inc. The acquisition costs recognized during the six months ended June 30, 2009 included $0.1 million of acquisition costs that were capitalized at December 31, 2008.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general accounting standards and disclosure for subsequent events. We adopted this standard during the second quarter of 2009. In accordance with SFAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 10, 2009.
In addition to the recently adopted accounting standards above, we adopted the following accounting standards during the first six months of 2009, none of which had a material effect on our consolidated financial position and results of operations:
•	FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
•	FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
•	FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”
•	FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”
•	EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”
•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”
•	FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”
•	SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”
•	SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”
•	EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”
Note 2: Stock-Based Compensation
We account for our stock-based compensation plans under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. We recorded $1.1 million of pre-tax stock-based compensation expense during the three months ended June 30, 2009 and 2008. During the six months ended June 30, 2009 and 2008, we recorded $2.1 million and $2.3 million, respectively, of pre-tax stock-based compensation expense.
Stock-based compensation expense by income statement caption for the three and six months ended June 30, 2009 and 2008 was the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Cost of sales	$12	$5	$14	$9
Research and development	111	106	208	205
Selling, general and administrative	1,006	1,021	1,859	2,097

Stock-based compensation expense before income taxes	$1,129	$1,132	$2,081	$2,311

Selling, general and administrative expense (“SG&A”) includes stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million and $0.2 million for the three months ended June 30, 2009 and

2008, respectively. During the six months ended June 30, 2009 and 2008, stock-based compensation related to restricted stock awards granted to outside directors was $0.3 million and $0.4 million, respectively.
SG&A also includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, pre-tax stock-based compensation related to options granted to directors was $0.1 million and $0.1 million, respectively.
The income tax benefit under SFAS 123R from the recognition of stock-based compensation for the three months ended June 30, 2009 and 2008 was $0.4 million and $0.4 million, respectively. During the six months ended June 30, 2009 and 2008, the income tax benefit under SFAS 123R from the recognition of stock-based compensation was $0.7 million and $0.8 million, respectively.
Stock Option Grants
In accordance with SFAS 123R, compensation expense related to stock option awards is determined based on the fair value of the awards on the grant date. We recognize the compensation expense related to stock option awards net of estimated forfeitures over the service period of the award, which is the option vesting term ranging from three to four years. We estimated the annual forfeiture rate based upon our historical forfeitures. The compensation expense recognized for stock option awards at any date is equal to the portion of the grant-date fair value that is vested on that date.
We estimate the fair value of stock option awards using the Black-Scholes option pricing model utilizing the following assumptions and weighted average fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average fair value of grants (1)	$7.09	$10.57	$7.02	$9.07
Risk-free interest rate	1.68%	3.03%	1.92%	2.74%
Expected volatility	47.77%	41.42%	49.48%	40.84%
Expected life in years	4.85	4.72	4.85	4.74

(1)	The fair value calculation was based on stock options granted during each respective period.
During the six months ended June 30, 2009, the Board of Directors granted our executives 185,900 stock options under various stock incentive plans. The grants, dated March 10, 2009, are subject to a four-year vesting period (one-sixteenth each quarter). In addition to the March 10, 2009 grants, 47,500 stock options subject to a four-year vesting period (one-sixteenth each quarter) were granted to new hires. The aggregate grant date fair value of these awards was $1.3 million. During the three and six months ended June 30, 2009, the stock-based compensation expense included in SG&A related to these awards was $0.1 million and $0.1 million, respectively.
We did not grant any stock options during the three months ended June 30, 2009.
Stock option activity during the six months ended June 30, 2009 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2008	1,729	$17.64
Granted	233	15.89
Exercised	(148)	10.48		$1,326
Forfeited/cancelled/ expired	(4)	27.21

Outstanding at June 30, 2009	1,810	$17.98	5.52	$6,604

Vested and expected to vest at June 30, 2009	1,774	$17.91	5.45	$6,514

Exercisable at June 30, 2009	1,340	$16.92	4.35	$5,611

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on June 30, 2009. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the second quarter of 2009 and the option exercise price, multiplied by the number of the in-the-money options. The total intrinsic value of options exercised for the three months ended June 30, 2009 and 2008, was $1.1 million and $0.5 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2009 and 2008, was $1.3 million and $0.7 million, respectively.
At June 30, 2009, there was $3.5 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average life of 2.6 years.
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
During the first quarter of 2009, the Compensation Committee and Board of Directors granted 290,062 shares of restricted stock to employees under the 2006 Stock Incentive Plan. The first grant of 77,146 shares, dated February 12, 2009, is subject to a three-year vesting period (5% each quarter during the first two years and 15% each quarter during the third year). The second grant of 24,723 shares, dated March 4, 2009, is subject to a two-year vesting period (12.5% each quarter). The third grant of 147,693 shares, dated March 10, 2009, is subject to a three-year vesting period (8.75% each quarter during the first two years and 7.5% each quarter during the third year). The fourth grant of 40,500 shares, dated March 10, 2009, is subject to a four-year vesting period (6.25% each quarter). In addition to the grants above, 5,000 shares of restricted stock, subject to a four-year vesting period (6.25% each quarter), were granted to new hires. The aggregate grant date fair value of these awards was $4.4 million. The pre-tax stock-based compensation expense included in SG&A related to these awards was $0.4 million and $0.5 million for the three and six months ended June 30, 2009, respectively.
We did not grant any shares of restricted stock during the three months ended June 30, 2009.
Non-vested restricted stock awards activity during the six months ended and as of June 30, 2009, was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2008	90	$23.23
Granted	295	15.06
Vested	(58)	19.09
Forfeited	—	—

Non-vested at June 30, 2009	327	$16.58

As of June 30, 2009, we expect to recognize $5.3 million of unrecognized pre-tax compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.4 years.
Note 3: Cash, Cash Equivalents, and Term Deposit
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

At June 30, 2009, we had approximately $8.4 million, $9.3 million, and $3.7 million of cash and cash equivalents in the United States, Europe, and Asia, respectively. In addition, we had a term deposit of $49.2 million, including accrued interest of $0.2 million, in Asia at June 30, 2009. At December 31, 2008, we had approximately $8.4 million, $6.1 million, and $60.7 million of cash and cash equivalents in the United States, Europe, and Asia, respectively.
At June 30, 2009, we had a six month term deposit cash account in Hong Kong with ABN Amro Bank. The term began on January 13, 2009 and ended on July 13, 2009. The term deposit earned interest at a rate of 1.05%. The interest was received on July 13, 2009. The deposit amount and accrued interest related to this account as of June 30, 2009 was $49.0 million and $0.2 million, respectively. On July 21, 2009, we transferred this deposit to Wells Fargo Bank into a six month term deposit bearing interest at 0.57%, with no penalties for early withdrawal.
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable, net consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(In thousands)	2009	2008
Trade receivable, gross	$61,934	$65,014
Allowance for doubtful accounts	(2,398)	(2,439)
Allowance for sales returns	(1,343)	(2,823)

Net trade receivable	58,193	59,752
Other receivables (1)	443	73

Accounts receivable, net	$58,636	$59,825

(1)	Other receivables as of June 30, 2009 consisted of $185 thousand in sales tax and VAT tax receivable. Additionally, $185 thousand is reimburseable from a vendor for quality issues. As of June 30, 2009 and December 31, 2008, $73 thousand of other receivables related to a discount receivable from a vendor for tooling.
Significant Customers
During the three months ended June 30, 2009 and 2008, we had net sales to one significant customer that amounted to more than 10% of our total net sales. During the six months ended June 30, 2009, we had net sales to an additional significant customer.
Net sales to one significant customer, when combined with its sub-contractors, totaled $20.7 million and $13.8 million, accounting for 26.5% and 19.5% of our total net sales, for the three months ended June 30, 2009 and 2008, respectively. Net sales made to this customer and its subcontractors was $37.3 million and $23.1 million, representing 24.9% and 17.5% during the six months ended June 30, 2009 and 2008, respectively. Trade receivables with this customer and its sub-contractors amounted to $13.6 million and $11.7 million, or 23.2% and 19.5% of our accounts receivable, net at June 30, 2009 and December 31, 2008, respectively.
We had no other significant customers during the three months ended June 30, 2009 or 2008.
During the six months ended June 30, 2009 net sales to a another significant customer, when combined with its sub-contractors accounted for $15.4 million, representing 10.3% of total net sales. Net sales to the same customer and its subcontractors accounted for $11.4 million, representing 8.7% of total net sales during the six months ended June 30, 2008. Trade receivables with this customer amounted to $3.3 million and $9.1 million, or 5.6% and 15.3% of our accounts receivable, net at June 30, 2009 and December 31, 2008, respectively.
The loss of any of these customers, or our inability to maintain order volume with them, would have a material adverse effect on our financial condition, results of operations and cash flows.

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
Inventories, net consisted of the following:

	June 30,	December 31,
(In thousands)	2009	2008
Components	$7,676	$7,879
Finished goods	39,153	37,331
Reserve for inventory scrap	(2,107)	(1,535)

Inventories, net	$44,722	$43,675

During the three months ended June 30, 2009 and 2008, inventory provisions totaled $1.3 million and $0.7 million, respectively. During the six months ended June 30, 2009 and 2008, inventory provisions totaled $2.2 million and $1.0 million, respectively. Inventory provisions are a normal part of our business and result primarily from product life cycle estimation variances.
Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one of these suppliers amounted to more than 10% of total inventory purchases. Purchases from this supplier amounted to $7.3 million and $7.2 million, representing 14.8% and 15.7% of total inventory purchases for the three months ended June 30, 2009 and 2008, respectively. Purchases from this supplier amounted to $13.6 million and $13.8 million, representing 14.8% and 16.4% of total inventory purchases for the six months ended June 30, 2009 and 2008, respectively. Accounts payable with this supplier amounted to $4.7 million and $3.6 million, representing 11.0% and 8.1% of total accounts payable at June 30, 2009 and December 31, 2008, respectively.
During the three months ended June 30, 2009, purchases from three of our component and finished good suppliers amounted to more than 10% of total inventory purchases. Purchases from these three suppliers amounted to $12.6 million, $12.3 million and $6.9 million, representing 25.6%, 24.8% and 14.0%, respectively, of total inventory purchases for the three months ended June 30, 2009. During the three months ended June 30, 2008, purchases from these three suppliers amounted to $12.9 million, $6.4 million and $4.4 million, representing 28.3%, 14.1% and 9.8%, respectively, of total inventory purchases.
During the six months ended June 30, 2009, purchases from three of our component and finished good suppliers amounted to more than 10% of total inventory purchases. Purchases from these three suppliers amounted to $23.3 million, $21.5 million and $14.5 million, representing 25.3%, 23.3% and 15.7%, respectively, of total inventory purchases for the six months ended June 30, 2009. During the six months ended June 30, 2008, purchases from these three suppliers amounted to $24.8 million, $13.0 million and $8.0 million, representing 29.4%, 15.5% and 9.5%, respectively, of total inventory purchases.
Accounts payable with these component and finished suppliers amounted to $11.9 million, $11.3 million and $5.9 million, representing 27.9%, 26.7% and 13.8%, respectively, of total accounts payable at June 30, 2009. At December 31, 2008, accounts payable with the same suppliers amounted to $11.0 million, $15.6 million and $5.4 million, representing 24.7%, 35.0% and 12.0%, respectively, of total accounts payable. No other suppliers accounted for more than 10% of total inventory purchases during the three or six months ended June 30, 2009 or 2008.
We have identified alternative sources of supply for these ICs, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our business, results of operations and cash flows.
Note 6: Income Taxes
We use our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision for the second quarter 2009 is computed by taking the estimated annual effective tax rate and multiplying if by the year-to-date pre-tax income, and subtracting the amount of provision recorded during the prior quarter. We recorded income tax expense of $2.2 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate was 36.4% and 33.4% during the three months ended June 30, 2009 and 2008, respectively. We recorded income tax expense of $2.7 million and $3.0 million for the six months ended June 30, 2009 and 2008, respectively. Our annual estimated effective tax rate was 36.8% and 33.8% during the six months ended June 30, 2009 and 2008, respectively. The increase in our effective tax rate during the six months ended June 30, 2009 is the result of fixed interest expense on tax contingencies representing a higher percentage of pre-tax income, coupled with a higher percentage of income earned in higher tax rate jurisdictions.
We apply the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). At June 30, 2009, we had gross unrecognized tax benefits of approximately $9.1 million, including interest and penalties, of which approximately $8.3 million of this amount would affect the annual effective tax rate, if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.
In accordance with FIN 48, we have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties were $1.4 million at June 30, 2009 and $1.2 million at December, 31, 2008 and are included in the unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. As of June 30, 2009, the open statutes of limitations in our significant tax jurisdictions are as follows: federal and state for 2004 through 2008, and non-U.S. for 2001 through 2008. Unrecognized tax benefits at June 30, 2009 of $6.1 million, including related interest of $1.0 million, are classified as short term as we expect to settle certain foreign audits during 2009. The remainder of the gross unrecognized tax benefits of $3.0 million are classified as long term as prescribed by FIN 48 because we do not anticipate payment of cash related to those unrecognized tax benefits within one year.
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
In the computation of diluted earnings per common share for the three months ended June 30, 2009 and 2008, we have excluded 750,900 and 413,916 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended June 30, 2009 and 2008, we have excluded 266,945 and 106,263 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for our common stock, as their effect would be anti-dilutive.
In the computation of diluted earnings per common share for the six months ended June 30, 2009 and 2008, we have excluded 985,068 and 385,308 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the six months ended June 30, 2009 and 2008, we have excluded 225,025 and 98,383 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for our common stock, as their effect would be anti-dilutive.
Basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008, are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share amounts)	2009	2008	2009	2008
BASIC
Net income	$3,816	$3,495	$4,612	$5,968

Weighted-average common shares outstanding	13,621	14,033	13,640	14,256

Basic earnings per share	$0.28	$0.25	$0.34	$0.42

DILUTED
Net income	$3,816	$3,495	$4,612	$5,968

Weighted-average common shares outstanding for basic	13,621	14,033	13,640	14,256
Dilutive effect of stock options and restricted stock	360	514	267	499

Weighted-average common shares outstanding on a diluted basis	13,981	14,547	13,907	14,755

Diluted earnings per share	$0.27	$0.24	$0.33	$0.40

Note 8: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net income	$3,816	$3,495	$4,612	$5,968
Other comprehensive income (loss):
Foreign currency translations (1)	2,084	(263)	216	7,583

Comprehensive income:	$5,900	$3,232	$4,828	$13,551

(1)	The foreign currency translation gain of $0.2 million and $7.6 for the six months ended June 30, 2009 and 2008, respectively, was due to the weakening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.40 and 1.39 at June 30, 2009 and December 31, 2008, respectively, and 1.58 and 1.46 at June 30, 2008 and December 31, 2007, respectively.
Note 9: Revolving Credit Line
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2009 using 12-month LIBOR plus a fixed margin of 1.25% was 1.57%. We pay a commitment fee ranging from zero to a maximum rate of 0.25% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At June 30, 2009, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2009, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of June 30, 2009, we were in compliance with all financial covenants required by the Credit Facility.
Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at June 30, 2009, we were authorized to repurchase 2,644,522 shares. As of June 30, 2009, we have purchased 1,902,695 shares of our common stock, leaving 741,827 shares available for purchase under the Credit Facility.
We are currently in discussions with Comerica to renew our Credit Facility. Presently, we have no borrowings under this Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all. If this or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, which could have a material adverse effect on our earnings, cash flow and financial position.
Note 10: Other Accrued Expenses
The components of other accrued expenses at June 30, 2009 and December 31, 2008 are listed below:

	June 30,	December 31,
(In thousands)	2009	2008
Accrued freight	$1,246	$1,846
Accrued professional fees	981	1,245
Accrued advertising and marketing	874	644
Deferred income taxes	414	356
Accrued third-party commissions	312	262
Accrued sales and VAT taxes	272	410
Other	2,867	2,050

Total other accrued expenses	$6,966	$6,813

Note 11: Treasury Stock
During the six months ended June 30, 2009 and 2008, we repurchased 216,477 and 753,904 shares of our common stock at a cost of $3.9 million and $17.5 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, which may include compensating outside directors and executives of the Company. During the six months ended June 30, 2009 and 2008, we issued 12,500 and 11,250 shares, respectively, to outside directors for services performed (see Note 2).
Note 12: Goodwill and Intangible Assets
Under the requirements of SFAS 142, “Goodwill and Intangible Assets,” the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” SFAS 142 defines a reporting unit as either (1) an operating segment — as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within our single operating segment “Core Business.” Goodwill is evaluated for impairment as of December 31st of each year and between annual evaluations, if events occur or circumstances change indicating that it is more likely than not the fair value of a reporting unit has been reduced below its carrying amount.
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

The goodwill amounts related to our domestic and international components at June 30, 2009 and December 31, 2008 were the following:

	June 30,	December 31,
(In thousands)	2009	2008
Goodwill:
United States (1)	$11,216	$8,314
International (2)	2,458	2,443

Total	$13,674	$10,757

(1)	During the first quarter of 2009, we acquired certain assets and intellectual property from Zilog, Inc. which resulted in $2.9 million of goodwill. Refer to Note 16 for further discussion related to the purchase.

(2)	The difference in international goodwill reported at June 30, 2009, as compared to the goodwill reported at December 31, 2008, is the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
Our other intangible assets consist primarily of distribution rights, patents, trademarks, purchased technologies and capitalized software development costs. Capitalized amounts related to our patents represent external legal costs incurred for their applications and maintenance. Our intangible assets other than capitalized software development and goodwill are amortized utilizing the straight-line method over our estimated period of economic benefit, ranging from one to fifteen years.
Capitalized software development costs are amortized on a product-by-product basis. Amortization is the greater amount computed using:
a.	the net book value at the beginning of the period multiplied by the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; or
b.	the straight-line method over the remaining estimated economic life of the product including the period being reported on.
The amortization of capitalized software development costs begins when the related product is available for general release to customers. The amortization periods normally range from one to two years.

Detailed information regarding our other intangible assets is as follows:

	June 30,	December 31,
(in thousands)	2009(1)	2008(1)
Carrying amount:
Distribution rights (10 years)	$401	$399
Patents (10 years)	7,492	7,115
Trademark and trade names (10 years)	840	840
Developed and core technology (5-15 years) (2)	5,130	1,630
Capitalized software development costs (1-2 years)	1,367	1,030
Customer relationships (15 years) (3)	3,100	—

Total carrying amount	$18,330	$11,014

Accumulated amortization:
Distribution rights	$54	$53
Patents	3,592	3,292
Trademark and trade names	399	357
Developed and core technology	1,636	1,386
Capitalized software development costs	496	289
Customer relationships	77	—

Total accumulated amortization	$6,254	$5,377

Net carrying amount:
Distribution rights	$347	$346
Patents	3,900	3,823
Trademark and trade names	441	483
Developed and core technology	3,494	244
Capitalized software development costs	871	741
Customer relationships	3,023	—

Total net carrying amount	$12,076	$5,637

(1)	This table excludes fully amortized intangible assets of $5.9 million as of June 30, 2009 and December 31, 2008.

(2)	During the first quarter of 2009, we purchased core technology from Zilog, Inc. valued at $3.5 million, which is being amortized ratably over fifteen years. Refer to Note 16 for further discussion regarding the purchase.

(3)	During the first quarter of 2009, we purchased customer relationships from Zilog, Inc. valued at $3.1 million, which is being amortized ratably over fifteen years. Refer to Note 16 for further discussion regarding the purchase.
Amortization expense is recorded in selling, general and administrative expenses, except for capitalized software development amortization which is recorded in cost of sales. Amortization expense for the three months ended June 30, 2009 and 2008 was approximately $0.5 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was approximately $0.9 million and $0.7 million, respectively.
Estimated future amortization expense related to our other intangible assets at June 30, 2009 is as follows:

(In thousands)
2009 (remaining 6 months)	$977
2010	1,738
2011	1,330
2012	1,238
2013	1,238
Thereafter	5,555

Total	$12,076

Intangibles Measured at Fair Value on a Nonrecurring Basis
The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2009 were the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(in thousands)	Quarter Ended	Assets	Observable Inputs	Unobservable Inputs	Total
Description	6/30/09	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents and trademarks	$4,341			$(7)	$(7)
In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” eight patents and ten trademarks with an aggregate carrying amount of $7 thousand were disposed of, resulting in impairment charges of $7 thousand during the six months ended June 30, 2009, and was included in selling, general and administrative expenses. These assets no longer held any probable future economic benefits and were written-off. For further information about the valuation methodology utilized, see Note 2 under the caption Long-Lived Assets and Intangible Assets in our Annual Report on Form 10-K.
Note 13: Business Segment and Foreign Operations
Business Segment
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines an operating segment, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to the limited extent permitted by the standard. We currently operate in one business segment “Core Business.”
Foreign Operations
Our sales to external customers by geographic area were the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net sales
United States	$49,639	$37,453	$96,362	$69,812
International:
Asia	14,259	13,988	24,291	24,694
United Kingdom	3,776	5,134	7,199	10,742
South Africa	1,799	1,318	3,231	2,172
Germany	1,215	1,453	2,933	3,573
Spain	1,052	2,119	2,046	4,846
Portugal	1,214	426	1,776	541
France	631	1,362	1,388	2,731
Italy	699	500	1,357	1,231
Australia	255	1,727	640	2,604
All other	3,764	5,204	8,206	8,929

Total international	28,664	33,231	53,067	62,063

Total net sales	$78,303	$70,684	$149,429	$131,875

Specific identification of the customer’s location was the basis used for attributing revenues from external customers to individual countries.

Long-lived asset information by our domestic and international components is as follows:

	June 30,	December 31,
(In thousands)	2009	2008
Long-lived tangible assets:
United States	$5,734	$6,525
International	3,362	2,770

Total	$9,096	$9,295

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
We have determined that the fair value of our financial assets and liabilities are derived from Level 2 inputs in the fair value hierarchy. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of June 30, 2009:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Quarter	for Identical	Observable	Unobservable
(in thousands)	Ended	Assets	Inputs	Inputs
Description	6/30/09	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contract	$4	—	$4	—

We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $0.1 million and a net pre-tax loss of approximately $0.1 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, we had a net pre-tax loss of approximately $0.5 million and a pre-tax net gain of $0.5 million, respectively.
Futures Contracts
We held one US dollar/Euro futures contract with a notional value of $1.0 million and a forward rate of $1.3943 USD/Euro at June 30, 2009. We held the Euro position on this contract, which settled on July 2, 2009. The gain on this contract as of June 30, 2009 was $4 thousand and is included in prepaid expenses and other current assets.
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
Put Option
During the six months ended June 30, 2009, we did not enter into any put option contracts.
In August 2008, we entered into a USD/GBP put option with a notional value of $5.0 million. That contract expired on December 31, 2008 and settled on January 5, 2009. The fair value of this put option was approximately $0.6 million at December 31, 2008, which was included in prepaid expenses and other current assets. This contract was settled at $0.4 million, resulting in a loss of $0.2 million in January 2009.
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
Changes in the liability for product warranty claim cost is presented below:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
(in thousands)	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Six Months Ended June 30, 2009	$90	—	$(8)	$82
Six Months Ended June 30, 2008	$178	—	$(86)	$92
Purchase Obligations
During the six months ended June 30, 2009, we entered into an agreement with a vendor to purchase a minimum percentage of our total requirements for a component part over a five year period. The contract allows a ramp-up period of one year. Based on our current volume, we estimate our total financial commitment to be approximately

$40 million over the five year period. As of June 30, 2009, we purchased $0.3 million in component parts from this vendor.
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
Notwithstanding the ELTIP results, our Compensation Committee decided to award a discretionary bonus of $1.0 million, to be paid out quarterly over the next two years (2009 and 2010). The Compensation Committee came to this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus is in alignment with our stockholders’ interests as well as our performance and retention objectives. As a result, on December 31, 2008 we accrued $0.5 million for this discretionary bonus which was included in accrued compensation. The amount of a participant’s earned award will be paid in cash. Each participant’s earned award is vesting in eight equal quarterly installments which began March 31, 2009 and will end December 31, 2010. In the event a participant terminates their employment during the service period (January 1, 2009 through December 31, 2010), they will forfeit their right to any remaining installments where the payment date has not yet occurred. The amount expensed related to this discretionary bonus during the three and six months ended June 30, 2009 was $0.1 million and $0.1 million, respectively.
Non-Qualified Deferred Compensation Plan
We’ve adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. At June 30, 2009, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our India subsidiary maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. As of June 30, 2009, based on its latest actuarial report, the pension plan was adequately funded. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At June 30, 2009, approximately 20 percent of our India subsidiary employees had qualified for eligibility. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to fifteen days salary for each full year of service completed. The total amount of liability outstanding at June 30, 2009 for the India Plan is not material. During the six months ended June 30, 2009 the net periodic benefit costs were also not material.
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
We have cross—licensed the remote control technology and intellectual property with Maxim Integrated Products for purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. For the first year we will be the exclusive sales agent of universal remote control chips for Maxim, selling the Zilog designs to Zilog’s former customers. We expect this arrangement to be mildly accretive to our earnings in 2009. Beginning in the second year, we will take over full sales and distribution rights to Zilog’s former customers, and we anticipate this position will lead to growth in revenue and earnings going forward. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009. We recognized $1.3 million and $1.9 million of net revenue and earnings of $0.2 million and $0.3 million related to the cross-licensing arrangement during the three and six months ended June 30, 2009, excluding acquisition costs of $1.1 million.
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
The database intangible is composed of the estimated fair value of patents, intellectual property and other assets related to Zilog’s database of infrared codes, and software tools. When determining the fair value of the database, we utilized the cost approach. In our valuation, we estimated the total costs to recreate the database, including the associated opportunity costs (or revenue lost while recreating). We discounted the after-tax cash flows to present value to arrive at our estimate of the fair value of the database. We are amortizing the database on a straight-line basis over an estimated useful life of approximately fifteen years.
The customer relationship intangible is composed of the fair value of customer relationships acquired as a result of the Zilog purchase. We utilized the income approach to estimate the fair value of the customer relationships intangible. We developed after-tax cash flows based on forecasted revenue from these customers assuming a customer attrition rate based on our analysis of customer data for UEI and Zilog. We discounted the after-tax cash flows to present value to arrive at our estimate of the fair value of the customer relationships intangible. We are amortizing the customer relationships intangible on a straight-line basis over an estimated useful life of approximately fifteen years.
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
Acquisition Costs
We recognized $0 and $1.1 million of total acquisition costs related to the Zilog transaction in selling, general and administrative expenses during the three and six months ended June 30, 2009, respectively. The acquisition costs consisted of primarily legal and investment banking services. Of the $1.1 million of transaction costs recognized during the six months ended June 30, 2009, $0.1 million was capitalized at December 31, 2008.
Pro forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of the acquisition from Zilog as if the acquisition had occurred at the beginning of the periods presented. Adjustments of $0 and $0.1 million for the three and six months ended June 30, 2009, respectively, have been made to the combined results of operations, reflecting primarily amortization of purchased intangible assets, net of tax. Adjustments of $0.1 million and ($0.5) million for the three and six months ended June 30, 2008, respectively, have been made to the combined results of operations, reflecting primarily net sales, amortization of purchased intangible assets, net of tax and the acquisition costs, net of tax.

Pro forma results were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net sales	$78,303	$71,934	$149,916	$134,250
Net income	$3,816	$3,613	$4,573	$5,415
Basic and diluted net income per share
Basic	$0.28	$0.26	$0.34	$0.38
Diluted	$0.27	$0.25	$0.33	$0.37
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
Overview
We have developed a broad line of pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include OEMs, MSOs (cable and satellite service providers), international retailers, CEDIA (Custom Electronic Design and Installation Association), U.S. retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products. We believe that our universal remote control database contains device codes that are capable of controlling virtually all infrared remote (“IR”) controlled TVs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive library that covers over 409,000 individual device functions and over 3,630 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced video and audio devices. All IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We have twelve subsidiaries located in Argentina, Cayman Islands, France, Germany (2), Hong Kong, India, Italy, the Netherlands, Singapore, Spain and the United Kingdom.
To recap our results for the six months ended June 30, 2009:
•	Our revenue grew 13.3% from $131.9 million for the six months ended June 30, 2008 to $149.4 million for the six months ended June 30, 2009.

•	Our sales growth in the first six months of 2009 was the result of strong demand from customers in our business category, due in part to the continuation of the upgrade cycle from analog to digital, consumer demand for advanced-function offerings from subscription broadcasters, increased share with existing customers, and new customer wins.

•	Our operating income for the first six months of 2009 increased 2.6% to $7.2 million from operating income of $7.0 million in the first six months of 2008. Our operating margin percentage decreased from 5.3% in the first six months of 2008 to 4.8% in the first six months of 2009 due primarily to the decrease in our gross margin percentage offset partially by the decrease in operating expense as a percentage of revenue. Our gross margin percentage decreased from 34.8% in the first six months of 2008 to 31.4% in the first six months of 2009. The decrease in our gross margin rate was due primarily to the weakening of the Euro and British pound compared to the U.S. Dollar. Sales mix also contributed to the decline in our gross margin percentage, as a higher percentage of our total sales was comprised of our lower-margin Business category. In addition, sales mix within our sales categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. Operating expenses decreased from 29.5% of revenue for the six months ended June 30, 2008 to 26.6% for the six months ended June 30, 2009, despite incurring $1.1 million of deal related costs in the first six months of 2009 relating to the acquisition of remote control assets from Zilog, Inc.
Our strategic business objectives for 2009 include the following:
•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Asia in particular;

•	continue to develop industry-leading technologies and products;

•	continue to evaluate potential acquisition and joint venture opportunities that may enhance our business;
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Results of Operations
Our results of operations as a percentage of net sales for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100%	100%	100%	100%
Cost of sales	67.4	65.7	68.6	65.2

Gross profit	32.6	34.3	31.4	34.8
Research and development expenses	2.6	3.0	2.8	3.3
Selling, general and administrative expenses	22.7	25.1	23.8	26.2

Operating expenses	25.3	28.1	26.6	29.5

Operating income	7.3	6.2	4.8	5.3
Interest income, net	0.2	1.2	0.2	1.4
Other income (expense), net	0.2	0.0	(0.1)	0.1

Income before income taxes	7.7	7.4	4.9	6.8
Provision for income taxes	(2.8)	(2.5)	(1.8)	(2.3)

Net income	4.9%	4.9%	3.1%	4.5%

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008:
Net sales by our Business and Consumer lines for the three months ended June 30, 2009 and 2008 were as follows:

	2009		2008
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$68.1	87.0%	$56.8	80.3%
Consumer	10.2	13.0%	13.9	19.7%

Total net sales	$78.3	100.0%	$70.7	100.0%

Overview
Net sales for the second quarter of 2009 were $78.3 million, an increase of 11% compared to $70.7 million for the second quarter of 2008. Net income for the second quarter of 2009 was $3.8 million or $0.27 per diluted share compared to $3.5 million or $0.24 per diluted share for the second quarter of 2008.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 87% of net sales in the second quarter of 2009 compared to approximately 80% in the second quarter of 2008. Net sales in our Business lines for the second quarter of 2009 increased by 20% to $68.1 million from $56.8 million in the second quarter of 2008. This increase in sales resulted primarily from an increase in the volume of remote control sales. The increase in remote control sales was attributable to the continued deployment of advanced function set-top boxes by the service operators, market share gains with a few key subscription broadcast customers and new customer wins. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 13% of net sales for the second quarter of 2009 compared to approximately 20% for the second quarter of 2008. Net sales in our Consumer lines decreased by 27% to $10.2 million in the second quarter of 2009 from $13.9 million in the second quarter of 2008. International retail sales decreased by $3.2 million from $10.7 million in the second quarter of 2008 to $7.5 million in the second quarter of 2009. International retail sales were unfavorably impacted by the weakening of both the Euro and the British Pound compared to the U.S. Dollar, which resulted in a decrease in net sales of approximately $1.5 million. Net of this currency effect, international retail sales decreased $1.7 million, primarily due to the downturn of the economy in Europe. CEDIA sales decreased by $1.0 million compared to the second quarter of 2008, primarily due to the launch of new products that occurred in the second quarter of 2008. Private label sales in the U.S. decreased $0.4 million, driven by a decline in the volume of remote control sales to our private label partners. Partially offsetting these decreases were the North American retail sales, which increased by $0.9 million compared to the second quarter of 2008, as a result of a new partnership agreement with a distributor in the U.S market.
Gross profit for the second quarter of 2009 was $25.5 million compared to $24.2 million for the second quarter of 2008. Gross profit as a percentage of sales for the second quarter of 2009 was 32.6% compared to 34.3% for the same period in the prior year, due primarily to the following reasons:
•	Foreign currency fluctuations caused a decrease of 1.2% in the gross margin rate;

•	an increase in scrap expense of $0.6 million caused a decrease of 0.6% in the gross margin rate;

•	sales mix; as a higher percentage of our total sales was comprised of our lower margin Business category. In addition, sales mix within our Business and Consumer categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. Collectively, the aforementioned resulted in a decrease of 0.5% in the gross margin rate; and

•	a decrease in freight expense as a result of more drop-ship sales caused an increase of 0.6% in the gross margin rate.

Research and development expenses decreased 3% from $2.1 million in the second quarter of 2008 to $2.0 million in the second quarter of 2009, relatively consistent with prior year levels.
Selling, general and administrative expenses remained relatively flat from $17.7 million in the second quarter of 2008 to $17.8 million in the second quarter of 2009. The weakening of the Euro compared to the U.S. Dollar resulted in a decrease of $1.0 million. Net of this favorable currency effect, expenses increased by $1.1 million due primarily to the acquisition of certain assets from Zilog, Inc. during the first quarter of 2009 which resulted in an increase in operating expense of approximately $1.0 million.
In the second quarter of 2009, we recorded $0.1 million of net interest income compared to $0.9 million in the second quarter of 2008. The decrease is primarily due to significantly lower interest rates.
In the second quarter of 2009, net other income was $0.2 million as compared to net other expense of $2 thousand for the second quarter of 2008 which was driven by foreign exchange transactions.
We recorded income tax expense of $2.2 million in the second quarter of 2009 compared to $1.8 million in the second quarter of 2008. Our effective tax rate was 36.4% in the second quarter of 2009 compared to 33.4% in the second quarter of 2008. The increase in our effective tax rate is due to a higher percentage of pre-tax income earned in higher tax rate jurisdictions as well as lower research and development credits.
Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008:
The following table sets forth our net sales by our Business and Consumer lines for the six months ended June 30, 2009 and 2008:

	2009		2008
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$129.0	86.4%	$105.1	79.7%
Consumer	20.4	13.6%	26.8	20.3%

Total net sales	$149.4	100.0%	$131.9	100.0%

Overview
Net sales for the six months ended June 30, 2009 were $149.4 million, an increase of 13% compared to $131.9 million for the six months ended June 30, 2008. Net income for the six months ended June 30, 2009 was $4.6 million or $0.33 per diluted share compared to $6.0 million and $0.40 per diluted share for the six months ended June 30, 2008.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 86% of net sales for the six months ended June 30, 2009 compared to approximately 80% for the six months ended June 30, 2008. Net sales in our Business lines for the six months ended June 30, 2009 increased by 23% to $129.0 million from $105.1 million for the same period last year. This increase in sales resulted primarily from an increase in the volume of remote control sales which was attributable to the continued deployment of advanced function set-top boxes by the service operators, market share gains with a few key subscription broadcast customers and new customer wins. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.
Net sales in our Consumer lines (One For All® retail, private label, custom installers and direct import) were approximately 14% of net sales for the six months ended June 30, 2009 compared to approximately 20% for the six months ended June 30, 2008. Net sales in our Consumer lines for the six months ended June 30, 2009 decreased by 24% to $20.4 million from $26.8 million for the same period last year. International retail sales decreased 28% to $15.9 million for the six months ended June 30, 2009 from $22.1 million for the six months ended June 30, 2008.

This decrease was due in part to the weakening of the Euro and British pound compared to the U.S. Dollar. The impact of the weaker currency resulted in a decrease in net sales of approximately $3.4 million. Net of this negative currency effect, international retail sales decreased $2.8 million, primarily due to the downturn of the economy in Europe. CEDIA sales in the first six months of 2009 decreased by $0.6 million compared to the same period of 2008, due primarily to difficult selling conditions worldwide for higher-end consumer products. Private Label sales decreased $0.9 million, from $1.0 million for the six months ended June 30, 2008 to $0.1 million for the six months ended June 30, 2009. These decreases were partially offset by an increase in North American retail sales, which increased by $1.3 million compared to the same period of 2008, as a result of a new partnership agreement with a distributor in the U.S market.
Gross profit for the six months ended June 30, 2009 was $46.9 million compared to $45.9 million for the six months ended June 30, 2008. Gross profit as a percentage of net sales for the six months ended June 30, 2009 was 31.4% compared to 34.8% for the six months ended June 30, 2008, due primarily to the following reasons:
•	Sales mix, as a higher percentage of our total sales was comprised of our lower margin Business category. In addition, sales mix within our sales categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. Collectively, the aforementioned resulted in a decrease of 1.6% in the gross margin rate;

•	foreign currency fluctuations caused a decrease of 1.5% in the gross margin rate;

•	an increase in scrap expense of $1.2 million caused a decrease of 0.7% in the gross margin rate; and

•	a decrease in freight expense as a result of more drop-ship sales caused an increase of 0.4% in the gross margin rate.
Research and development expenses decreased 4% from $4.3 million in the six months ended June 30, 2008 to $4.2 million in the six months ended June 30, 2009, consistent with prior year levels.
Selling, general and administrative expenses increased 3% from $34.6 million in the six months ended June 30, 2008 to $35.5 million in the six months ended June 30, 2009. The weakening of the Euro compared to the U.S. Dollar resulted in a decrease of $2.1 million. Net of the currency effect, selling, general and administrative expenses increased by $3.0 million. Legal, accounting, and advisory professional service expense increased by $1.5 million, mainly due to the acquisition of assets from Zilog, Inc, which was completed during the first quarter of 2009. In addition, the newly-acquired Zilog operations increased operating expenses by $1.4 million.
In the six months ended June 30, 2009, we recorded $0.3 million of net interest income compared to $1.8 million during the six months ended June 30, 2008. The decrease is primarily due to significantly lower interest rates.
For the six months ended June 30, 2009, net other expense was $0.2 million as compared to net other income of $0.2 million for the six months ended June 30, 2008. Approximately $0.2 million of net other expense in the six months ended June 30, 2009 was the result of a foreign exchange loss, compared to a foreign exchange gain of $0.2 million for the six months ended June 30, 2008.
We recorded income tax expense of $2.7 million and $3.0 million for the six months ended June 30, 2009 and 2008, respectively. Our estimated effective tax rate was 36.8% and 33.8% during the six months ended June 30, 2009 and 2008, respectively. The increase in our effective tax rate was due to fixed interest expense on tax contingencies representing a higher percentage of pre-tax income coupled with a higher percentage of income earned in higher tax rate jurisdictions.

Liquidity and Capital Resources
Sources and Uses of Cash:

	Six months ended	(Decrease)/	Six months ended
(In thousands)	June 30, 2009	Increase in cash	June 30, 2008
Net cash provided by operating activities	$9,607	$(7,782)	$17,389
Net cash used for investing activities	(61,645)	(57,683)	(3,962)
Net cash used for financing activities	(2,165)	14,665	(16,830)
Effect of exchange rate changes on cash	342	(4,666)	5,008

	June 30, 2009	(Decrease)	December 31, 2008
Cash and cash equivalents	$21,377	$(53,861)	$75,238
Working capital	118,088	(4,215)	122,303
Net cash provided by operating activities decreased by $7.8 million from $17.4 million in the first six months of 2008 to $9.6 million in the first six months of 2009. The decrease in cash provided by operating activities was primarily driven by our deliberate effort to improve our vendor management, which was initiated in the first half of 2008. This effort resulted in a significant cash inflow in the first six months of 2008 of approximately $8.8 million. However, because our longer payment cycle was already in effect as of December 31, 2008, we did not realize an additional benefit during the first six months of 2009. Our “days in payables” as of December 31, 2007; June 30, 2008; December 31, 2009 and June 30, 2009 were 60.2 days, 78.1 days, 71.2 days and 69.0 days, respectively.
Net cash used for investing activities for the first six months of 2009 was $61.6 million compared to $4.0 million for the first six months of 2008. The increase in cash used for investing activities was primarily due to the acquisition of intangible assets and goodwill of $9.5 million from Zilog, Inc. and our term deposit of $49.2 million, offset by a decrease in the acquisition of equipment, furniture, and fixtures. The purchase of equipment, furniture and fixtures decreased as a result of the renovation of our corporate headquarters being completed during the first quarter of 2008. Refer to Note 16 for further discussion about our purchase of assets from Zilog, Inc.
We plan to make a significant investment to upgrade our information systems, which we expect to cost approximately $1.0 million. We expect implementation to be completed in 2010.
Net cash used for financing activities for the first six months of 2009 was $2.2 million as compared to $16.8 million in the first six months of 2008. We repurchased fewer shares of our common stock during the first six months of 2009 compared to the first six months of 2008. During the first six months of 2009 we repurchased 216,477 shares of our common stock for $3.9 million compared to our repurchase of 753,904 shares of our common stock for $17.5 million during the first six months of 2008. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.
We have a Credit Facility with Comerica which expires on August 31, 2009. Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at June 30, 2009, we were authorized to repurchase 2,644,522 million shares. As of June 30, 2009, we have purchased 1,902,695 shares of our common stock, leaving 741,827 shares available for purchase under the Credit Facility. During 2009 we may continue to purchase shares of our common stock if we believe conditions are favorable and to offset the dilutive effect of our equity compensation programs.
Presently, we have no borrowings under this Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will continue to be extended to us under comparable terms or at all. We are currently negotiating an extension to our current line of credit and we expect this extension to be completed prior to August 31, 2009
At June 30, 2009 we had a six month term deposit cash account in Hong Kong with ABN Amro Bank. The term began on January 13, 2009 and ended on July 13, 2009. The term deposit earned interest at a rate of 1.05%. The interest was received on July 13, 2009. The deposit amount and accrued interest related to this account as of June 30, 2009 was $49.0 million and $0.2 million, respectively. On July 21, 2009, we transferred this deposit to Wells Fargo Bank into a six month term deposit bearing interest at 0.57%, with no penalties for early withdrawal.
Contractual Obligations
At June 30, 2009, our contractual obligations were $65.4 million compared to $66.0 million reported in our Annual Report on Form 10-K as of December 31, 2008. The following table summarizes our contractual obligations at June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$4,907	$1,913	$2,423	$571	$—
Purchase obligations(1)	60,519	7,959	27,040	21,520	4,000

Total contractual obligations	$65,426	$9,872	$29,463	$22,091	$4,000

(1)	Purchase obligations include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
We’ve utilized cash provided from operations as our primary source of liquidity, since internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Historically, our working capital needs have been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At June 30, 2009, we had $118.1 million of working capital as compared to $122.3 million at December 31, 2008.
Our cash and cash equivalent balances are held in the United States, Europe and Asia. At June 30, 2009, we had approximately $8.4 million, $9.3 million, and $3.7 million of cash and cash equivalents in the United States, Europe and Asia, respectively. In addition, we had a term deposit of $49.2 million in Asia. We maintain our cash, cash equivalents, and term deposits with various financial institutions located in many different geographic regions. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
We have a $15 million unsecured revolving credit agreement (“Credit Facility”) with Comerica Bank, which expires on August 31, 2009. We are currently in discussions with Comerica to renew our Credit Facility and we expect the extension to be completed prior to August 31, 2009. Under the Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of June 30, 2009 using 12-month LIBOR plus a fixed margin of 1.25% was 1.57%. We pay a commitment fee ranging from zero to a maximum rate of 0.25% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At June 30, 2009, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of June 30, 2009, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of June 30, 2009, we were in compliance with all financial covenants required by the Credit Facility.
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
We have a Credit Facility expiring on August 31, 2009. We are currently in discussions with Comerica to renew our Credit Facility and we expect the extension to be completed prior to August 31, 2009. The interest payable under our revolving Credit Facility with our bank is variable and based on (i) the bank’s cost of funds or (ii) the 12-month LIBOR rate plus a fixed margin of 1.25%. The cost of the Credit Facility is affected by changes in market interest rates, credit risk spreads and credit availability. The interest rate in effect on the credit facility as of June 30, 2009 using the 12-month LIBOR Rate option plus a fixed margin of 1.25% was 1.57%.
At June 30, 2009, we had no borrowings on our Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that this facility will be extended to us beyond its expiration date of August 31, 2009 under comparable terms or at all.
At June 30, 2009, we had wholly owned subsidiaries in the Argentina, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog, Inc. (“Zilog” — NASDAQ: ZILG) for approximately $9.5 million in cash. In connection with this transaction, we formed our Cayman Islands subsidiary. Sales are typically denominated in local currencies, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins, operating expenses and net income. The value of our net balance sheet positions held in foreign currencies may also be impacted by fluctuating exchange rates.

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
Our foreign currency exposures are primarily concentrated in the Euro, British Pound and Hong Kong Dollars. The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at June 30, 2009, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. Dollar fluctuate 10% from June 30, 2009, net income and cash flows in the third quarter of 2009 would fluctuate by approximately $0.5 million and $5.8 million, respectively.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at June 30, 2009, we were authorized to repurchase 2,644,522 million shares. As of June 30, 2009, we have purchased 1,902,695 shares of our common stock, leaving 741,827 shares available for purchase under the Credit Facility. We repurchased 111,166 shares during the quarter ended June 30, 2009, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable, or to manage dilution created by shares issued under our stock-based compensation plans. Repurchase information for the second quarter of 2009 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2009 — April 30, 2009	5,893	$17.84	N/A	N/A
May 1, 2009 — May 31, 2009	87,500	20.38	N/A	N/A
June 1, 2009 — June 30, 2009	17,773	20.20	N/A	N/A

Total Q2 2009	111,166	$20.22	N/A	N/A

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	Universal Electronics Inc.
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