Form 10-Q
period 2009-09-30
UNIVERSAL ELECTRONICS INC
filed 2009-11-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,693,970 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 5, 2009.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$30,099	$75,238
Term deposit	49,125	—
Accounts receivable, net	55,961	59,825
Inventories, net	43,628	43,675
Prepaid expenses and other current assets	2,333	3,461
Deferred income taxes	2,407	2,421

Total current assets	183,553	184,620
Equipment, furniture and fixtures, net	9,399	8,686
Goodwill	13,770	10,757
Intangible assets, net	11,821	5,637
Other assets	908	609
Deferred income taxes	7,620	7,246

Total assets	$227,071	$217,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,692	$44,705
Accrued sales discounts, rebates and royalties	5,451	4,848
Accrued income taxes	2,761	2,334
Accrued compensation	4,945	3,617
Other accrued expenses	7,874	6,813

Total current liabilities	60,723	62,317
Long-term liabilities:
Deferred income taxes	151	130
Income tax payable	1,442	1,442
Other long-term liabilities	124	313

Total liabilities	62,440	64,202

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,040,652 and 18,715,833 shares issued at September 30, 2009 and December 31, 2008, respectively	190	187
Paid-in capital	126,768	120,551
Accumulated other comprehensive income	1,936	750
Retained earnings	113,149	104,314

	242,043	225,802

Less cost of common stock in treasury, 5,340,021 and 5,070,319 shares at September 30, 2009 and December 31, 2008, respectively	(77,412)	(72,449)

Total stockholders’ equity	164,631	153,353

Total liabilities and stockholders’ equity	$227,071	$217,555

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$83,182	$76,532	$232,611	$208,407
Cost of sales	57,112	51,604	159,609	137,532

Gross profit	26,070	24,928	73,002	70,875

Research and development expenses	2,251	1,985	6,411	6,302
Selling, general and administrative expenses	17,175	17,033	52,724	51,623

Operating income	6,644	5,910	13,867	12,950
Interest income, net	110	859	376	2,649
Other income (expense), net	25	(417)	(161)	(237)

Income before provision for income taxes	6,779	6,352	14,082	15,362
Provision for income taxes	(2,556)	(2,347)	(5,247)	(5,389)

Net income	$4,223	$4,005	$8,835	$9,973

Earnings per share:
Basic	$0.31	$0.29	$0.65	$0.71

Diluted	$0.30	$0.28	$0.63	$0.68

Shares used in computing earnings per share:
Basic	13,687	13,919	13,656	14,144

Diluted	14,008	14,420	13,940	14,643

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash provided by operating activities:
Net income	$8,835	$9,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,019	4,365
Provision for doubtful accounts	181	107
Provision for inventory write-downs	2,861	1,695
Benefit for deferred income taxes	(297)	(446)
Tax benefit from exercise of stock options	374	416
Excess tax benefit from stock-based compensation	(198)	(337)
Shares issued for employee benefit plan	530	443
Stock-based compensation	3,184	3,307

Changes in operating assets and liabilities:
Accounts receivable	4,474	(1,600)
Inventories	(1,931)	(8,060)
Prepaid expenses and other assets	883	(814)
Accounts payable and accrued expenses	(3,241)	9,346
Accrued income taxes	202	(250)

Net cash provided by operating activities	20,876	18,145

Cash used for investing activities:
Term deposit	(49,125)	—
Acquisition of equipment, furniture and fixtures	(4,142)	(4,803)
Acquisition of intangible assets	(988)	(1,058)
Acquisition of assets from Zilog, Inc.	(9,502)	—

Net cash used for investing activities	(63,757)	(5,861)

Cash used for financing activities:
Proceeds from stock options exercised	2,412	983
Treasury stock purchased	(5,242)	(21,565)
Excess tax benefit from stock-based compensation	198	337

Net cash used for financing activities	(2,632)	(20,245)

Effect of exchange rate changes on cash	374	(2,789)

Net decrease in cash and cash equivalents	(45,139)	(10,750)

Cash and cash equivalents at beginning of period	75,238	86,610

Cash and cash equivalents at end of period	$30,099	$75,860

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
Our results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments and assumptions may be adjusted as more information becomes available. Any adjustment may be material.
See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of our significant accounting policies.
New Accounting Pronouncements
In October 2009, the FASB issued an Accounting Standards Update (“ASU”) to address accounting for arrangements that contain tangible products and software. The amendments in this update clarify what guidance should be utilized in allocating and measuring revenue for products that contain software that is “more than incidental” to the product as a whole. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of software accounting guidance. Software accounting guidance requires a vendor to use vendor-specific objective evidence (“VSOE”) of selling price to separate the software from the product and account for the two elements as a multiple-element arrangement. A vendor must sell, or intend to sell, a particular element separately to assert VSOE for that element. Third-party evidence for selling price is not allowed under the software accounting model. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered elements is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. This ASU addresses concerns that the current accounting model does not always appropriately reflect the economics of the underlying transactions because no revenue is recognized for some products for which the vendor has already completed the related performance. In addition, this ASU addresses the concern that more software enabled products fall within the scope of the current software accounting model than was originally intended because of ongoing technical advancements. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. However if early adoption is elected we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption and make specific disclosures. We have not yet adopted this ASU, and we are currently evaluating the impact it may have on our consolidated financial statements.
In October 2009, the FASB issued an ASU to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined accounting unit. Current accounting guidance requires a vendor to use VSOE or third-party evidence (“TPE”) of selling price to separate deliverables in a multiple-deliverable arrangement. VSOE of selling price is the price charged for a deliverable when it is sold separately or, for a deliverable not yet being sold separately, the price established by management with the appropriate authority. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. An exception to this guidance exists if the vendor has VSOE or TPE of selling price for the undelivered elements in the arrangement but not for the delivered elements. In those situations, the vendor uses the residual value method to allocate revenue to the delivered element, which results in the allocation of the entire discount in the arrangement, if any, to the delivered element. This ASU addresses concerns that the current accounting model does not always appropriately reflect the economics of the underlying transactions because sometimes no revenue is recognized for products for which the vendor has already completed the related performance. As a result of this amendment, multiple element arrangements will be separated in more circumstances than under the existing accounting model. This amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price utilized for each deliverable will be based on VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE or TPE evidence is available. The residual method is eliminated. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. However if early adoption is elected we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption and make specific disclosures. We have not yet adopted this ASU, and we are currently evaluating the impact it may have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued guidance that established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this guidance will affect the total purchase price of future acquisitions, as acquisition costs will now be expensed, and the allocation of fair value to specific assets and liabilities will be different. This guidance was effective for us January 1, 2009. As a result of adopting this guidance we recognized $0 and $1.1 million of acquisition costs during the three and nine months ended September 30, 2009, respectively, related to our purchase of assets from Zilog, Inc. The acquisition costs recognized during the nine months ended September 30, 2009 included $0.1 million of acquisition costs that were capitalized at December 31, 2008.
In addition to the recently adopted accounting standard above, we adopted the following accounting standards during the first nine months of 2009, none of which had a material effect on our consolidated financial position and results of operations:
•	In September 2009, the FASB issued an ASU to address the need for additional implementation guidance on accounting for uncertainty in income taxes. We adopted this guidance during the quarter ended September 30, 2009.

•	In August 2009, the FASB issued an ASU addressing the measurement of liabilities at fair value and reaffirmed the practice of measuring fair value using quoted market prices when a liability is traded as an asset. We adopted this guidance during the quarter ended September 30, 2009.

•	In June 2009, the FASB issued new guidance establishing the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP and identified the framework for selecting the principles to utilize in the preparation of financial statements for nongovernmental entities. We adopted this guidance during the quarter ended September 30, 2009.

•	In May 2009, the FASB issued guidance establishing general accounting standards and disclosure for subsequent events. We adopted this standard during the second quarter of 2009. In accordance with this guidance, we have evaluated subsequent events through the date and time the financial statements were issued on November 9, 2009.

•	In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. We adopted this guidance during the quarter ended June 30, 2009.

•	In April 2009, the FASB issued new guidance requiring disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted this guidance during the quarter ended June 30, 2009.

•	In April 2009, the FASB issued new guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted this guidance during the quarter ended March 31, 2009.

•	In December 2008, the FASB issued guidance requiring employers to disclose certain information about plan assets of a defined benefit pension or other postretirement plan. We adopted this guidance during the quarter ended March 31, 2009.

•	In November 2008, the FASB issued guidance clarifying how to account for defensive intangible assets subsequent to initial measurement. We adopted this guidance during the quarter ended March 31, 2009.

•	In June 2008, the FASB issued new guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. We adopted this guidance during the quarter ended March 31, 2009.

•	In April 2008, the FASB issued guidance amending the factors that should be considered while developing renewal or extension assumptions to be utilized when determining the useful life of a recognized intangible asset. We adopted this guidance during the quarter ended March 31, 2009.

•	In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements for derivative instruments and hedging activities to provide improved transparency into their uses and financial statement impact. We adopted this guidance during the quarter ended March 31, 2009.

•	In December 2007, the FASB issued new guidance changing the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary. We adopted this guidance during the quarter ended March 31, 2009.

•	In November 2007, the FASB issued guidance defining collaborative arrangements and establishing reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We adopted this guidance during the quarter ended March 31, 2009.

•	In September 2006, the FASB issued new guidance on fair value measurements. This guidance clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. In February 2008, the FASB delayed the effective date of the fair value measurements guidance for certain non-financial assets and liabilities. We adopted this new guidance for financial assets and liabilities during the quarter ended March 31, 2008. We adopted this new guidance for non-financial assets and liabilities during the quarter ended March 31, 2009.

Note 2: Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. We recorded $1.1 million and $1.0 million of pre-tax stock-based compensation expense during the three months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, we recorded $3.2 million and $3.3 million, respectively, of pre-tax stock-based compensation expense.
Stock-based compensation expense by income statement caption for the three and nine months ended September 30, 2009 and 2008 was the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Cost of sales	$10	$4	$24	$13
Research and development	114	76	322	281
Selling, general and administrative	980	916	2,838	3,013

Stock-based compensation expense before income taxes	$1,104	$996	$3,184	$3,307

Selling, general and administrative expense (“SG&A”) includes stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million for the three months ended September 30, 2009 and 2008. During the nine months ended September 30, 2009 and 2008, stock-based compensation related to restricted stock awards granted to outside directors was $0.4 million and $0.5 million, respectively.
SG&A also includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million for the three months ended September 30, 2009 and 2008. During the nine months ended September 30, 2009 and 2008, pre-tax stock-based compensation related to options granted to directors was $0.2 million.
The income tax benefit from the recognition of stock-based compensation for the three months ended September 30, 2009 and 2008 was $0.4 million and $0.4 million, respectively. During the nine months ended September 30, 2009 and 2008, the income tax benefit from the recognition of stock-based compensation was $1.1 million and $1.2 million, respectively.
Stock Option Grants
Compensation expense related to stock option awards is determined based on the fair value of the awards on the grant date. We recognize the compensation expense related to stock option awards net of estimated forfeitures over the service period of the award, which is the option vesting term ranging from three to four years. We estimate the annual forfeiture rate based upon our historical forfeitures. The compensation expense recognized for stock option awards at any date is equal to the portion of the grant-date fair value that is vested on that date.
We estimate the fair value of stock option awards using the Black-Scholes option pricing model utilizing the following assumptions and weighted average fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average fair value of grants (1)	$—	$8.75	$7.02	$9.07
Risk-free interest rate	—	3.35%	1.92%	2.75%
Expected volatility	—	41.50%	49.48%	40.85%
Expected life in years	—	5.14	4.85	4.74

(1)	The fair value calculation was based on stock options granted during each respective period.
During the nine months ended September 30, 2009, the Board of Directors granted 233,400 stock options under various stock incentive plans. On March 10, 2009, 185,900 stock options were granted to our executives subject to a four-year vesting period (one-sixteenth each quarter). In addition to the March 10, 2009 grants, 47,500 stock options subject to a four-year vesting period (one-sixteenth each quarter) were granted to new hires on various dates during the nine months ended September 30, 2009. The aggregate grant date fair value of these awards was $1.6 million.

During the three and nine months ended September 30, 2009, the stock-based compensation expense included in SG&A related to these awards was $0.1 million and $0.2 million, respectively.
Stock option activity during the nine months ended September 30, 2009 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at December 31, 2008	1,729	$17.64
Granted	233	15.89
Exercised	(222)	10.86		$1,915
Forfeited/cancelled/expired	(6)	25.91

Outstanding at September 30, 2009	1,734	$18.24	5.47	$6,299

Vested and expected to vest at September 30, 2009	1,698	$18.18	5.40	$6,205
Exercisable at September 30, 2009	1,285	$17.22	4.37	$5,315
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on September 30, 2009. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the third quarter of 2009 and the option exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three months ended September 30, 2009 and 2008, was $0.6 million and $0.7 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2009 and 2008, was $1.9 million and $1.4 million, respectively.
At September 30, 2009, there was $3.2 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.4 years.
Restricted Stock Grants
Compensation expense related to restricted stock awards is determined based on the fair value of the shares awarded on the grant date. We determined the fair value of the restricted stock utilizing the average of the high and low trade prices of our Company’s shares on the grant date. We recognize the compensation expense over the service period of the award, which is the vesting term ranging from one to four years. The compensation expense recognized for restricted stock awards at any date is equal to the portion of the grant-date fair value that is vested on that date.
During the nine months ended September 30, 2009, the Compensation Committee and Board of Directors granted 298,170 shares of restricted stock to employees under the 2006 Stock Incentive Plan. The first grant of 77,146 shares, dated February 12, 2009, is subject to a three-year vesting period (5% each quarter during the first two years and 15% each quarter during the third year). The second grant of 24,723 shares, dated March 4, 2009, is subject to a two-year vesting period (12.5% each quarter). The third and fourth grants of 147,693 and 3,108 shares, dated March 10, 2009 and August 18, 2009, respectively, are subject to a three-year vesting period (8.75% each quarter during the first two years and 7.5% each quarter during the third year). The fifth grant of 40,500 shares, dated March 10, 2009, is subject to a four-year vesting period (6.25% each quarter). In addition to the grants above, 5,000 shares of restricted stock, subject to a four-year vesting period (6.25% each quarter), were granted to new hires. The aggregate grant date fair value of these awards was $4.5 million. The pre-tax stock-based compensation expense included in SG&A related to these awards was $0.4 million and $0.8 million for the three and nine months ended September 30, 2009, respectively.
In addition to the employee grants above, 25,000 shares of restricted stock were granted to our outside directors on July 1, 2009 as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter). The aggregate grant date fair value of these awards was $0.5 million.

The activity of non-vested restricted stock awards during the nine months ended September 30, 2009 was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(In thousands)	Fair Value
Non-vested at December 31, 2008	90	$23.23
Granted	323	15.53
Vested	(97)	18.77
Forfeited	—	—

Non-vested at September 30, 2009	316	$16.73

As of September 30, 2009, we expect to recognize $5.2 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 2.1 years.
Note 3: Cash, Cash Equivalents, and Term Deposit
The following table sets forth our cash, cash equivalents, and term deposit that were accounted for at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Quarter	for Identical	Observable	Unobservable
(In thousands)	Ended	Asset	Inputs	Inputs
Description	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$30,099	$30,099	$—	$—
Term deposit	49,125	49,125	—	—

	$79,224	$79,224	$—	$—

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We maintain cash and cash equivalents with various financial institutions located in many different geographic regions. As part of our risk management processes, we perform periodic evaluations of the relative credit standing of these financial institutions. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are adequately capitalized. We have not sustained credit losses from instruments held at financial institutions.
At September 30, 2009, we had approximately $13.6 million, $11.0 million, $3.6 million, and $1.9 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. At December 31, 2008, we had approximately $8.4 million, $6.1 million, and $60.7 million of cash and cash equivalents in the United States, Europe, and Asia, respectively.
At September 30, 2009, we had a six month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term began on July 21, 2009 and will end on January 21, 2010. The term deposit earns interest at an annual rate of 0.57%. There are no penalties assessed for early withdrawal. The deposit amount and accrued interest related to this account as of September 30, 2009 was $49.1 million and $0.4 million, respectively.
Note 4: Accounts Receivable and Revenue Concentrations
Accounts receivable, net consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(In thousands)	2009	2008
Trade receivable, gross	$59,680	$65,014
Allowance for doubtful accounts	(2,499)	(2,439)
Allowance for sales returns	(1,586)	(2,823)

Trade receivable, net	55,595	59,752
Other receivables (1)	366	73

Accounts receivable, net	$55,961	$59,825

(1)	Other receivables as of September 30, 2009 includes $56 thousand in sales tax and VAT receivable and $235 thousand reimbursable from a vendor for quality issues. As of September 30, 2009 and December 31, 2008 other receivables include a $73 thousand discount receivable from a vendor for tooling.

Significant Customers
During the three and nine months ended September 30, 2009 and 2008, we had net sales to two significant customers that amounted to more than 10% of our total net sales.
Net sales to one significant customer, when combined with its sub-contractors, totaled $16.6 million and $16.7 million, accounting for 20.0% and 21.9% of our total net sales, for the three months ended September 30, 2009 and 2008, respectively. Net sales made to this customer and its subcontractors were $53.9 million and $39.8 million, representing 23.2% and 19.1% of our total net sales during the nine months ended September 30, 2009 and 2008, respectively. Trade receivables with this customer and its sub-contractors amounted to $8.5 million and $11.7 million, or 15.2% and 19.5% of our accounts receivable, net at September 30, 2009 and December 31, 2008, respectively.
Net sales to another significant customer, when combined with its sub-contractors, totaled $9.2 million and $10.1 million, accounting for 11.1% and 13.2% of our total net sales, for the three months ended September 30, 2009 and 2008, respectively. Net sales to this customer and its subcontractors was $24.6 million and $21.6 million, representing 10.6% and 10.3% of our total net sales during the nine months ended September 30, 2009 and 2008, respectively. Trade receivables with this customer amounted to $3.7 million and $9.1 million, or 6.6% and 15.3% of our accounts receivable, net at September 30, 2009 and December 31, 2008, respectively.
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
Inventories, net consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Components	$7,913	$7,879
Finished goods	37,880	37,331
Reserve for inventory scrap	(2,165)	(1,535)

Inventories, net	$43,628	$43,675

During the three months ended September 30, 2009 and 2008, inventory provisions totaled $0.7 million and $0.7 million, respectively. During the nine months ended September 30, 2009 and 2008, inventory provisions totaled $2.9 million and $1.7 million, respectively. Inventory provisions are a normal part of our business and result primarily from product life cycle estimation variances.

Significant Suppliers
Most of the components used in our products are available from multiple sources. We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one of these suppliers amounted to more than 10% of total inventory purchases. Purchases from this supplier amounted to $7.3 million and $7.2 million, representing 14.5% and 14.2% of total inventory purchases for the three months ended September 30, 2009 and 2008, respectively. Purchases from this supplier amounted to $20.9 million and $21.1 million, representing 14.7% and 15.6% of total inventory purchases for the nine months ended September 30, 2009 and 2008, respectively. Accounts payable with this supplier amounted to $4.3 million and $3.6 million, representing 10.8% and 8.1% of total accounts payable at September 30, 2009 and December 31, 2008, respectively.
During the three months ended September 30, 2009, purchases from three of our component and finished good suppliers amounted to more than 10% of total inventory purchases. Purchases from these three suppliers amounted to $13.0 million, $11.4 million and $6.7 million, representing 26.0%, 22.8% and 13.4%, respectively, of total inventory purchases for the three months ended September 30, 2009. During the three months ended September 30, 2008, purchases from these three suppliers amounted to $14.1 million, $9.7 million and $4.6 million, representing 27.8%, 19.2% and 9.1%, respectively, of total inventory purchases.
During the nine months ended September 30, 2009, purchases from three of our component and finished good suppliers amounted to more than 10% of total inventory purchases. Purchases from these three suppliers amounted to $36.3 million, $32.9 million and $21.2 million, representing 25.5%, 23.1% and 14.9%, respectively, of total inventory purchases for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, purchases from these three suppliers amounted to $38.9 million, $22.8 million and $12.6 million, representing 28.8%, 16.9% and 9.3%, respectively, of total inventory purchases.
Accounts payable with these component and finished good suppliers amounted to $9.0 million, $11.3 million and $5.9 million, representing 22.6%, 28.5% and 14.8%, respectively, of total accounts payable at September 30, 2009. At December 31, 2008, accounts payable with the same suppliers amounted to $11.0 million, $15.6 million and $5.4 million, representing 24.7%, 35.0% and 12.0%, respectively, of total accounts payable. No other component and finished good suppliers accounted for more than 10% of total inventory purchases during the three or nine months ended September 30, 2009 or 2008.
We have identified alternative sources of supply for these ICs, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories which could be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our financial condition, results of operations and cash flows.
Note 6: Income Taxes
We use our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision for the third quarter 2009 is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income, and subtracting the amount of provision recorded during the prior quarter. We recorded income tax expense of $2.6 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate was 37.7% and 37.0% during the three months ended September 30, 2009 and 2008, respectively. We recorded income tax expense of $5.2 million and $5.4 million for the nine months ended September 30, 2009 and 2008, respectively. Our annual estimated effective tax rate was 37.3% and 35.1% during the nine months ended September 30, 2009 and 2008, respectively. The increase in our effective tax rate during the nine months ended September 30, 2009 is the result of a higher percentage of income earned in higher tax rate jurisdictions coupled with lower federal research and development tax credits.
At September 30, 2009, we had gross unrecognized tax benefits of approximately $9.1 million, including interest and penalties, of which approximately $8.3 million of this amount would affect the annual effective tax rate, if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties were $1.5 million at September 30, 2009 and $1.2 million at December, 31, 2008 and are included in the unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. As of September 30, 2009, the open statutes of limitations in our significant tax jurisdictions are as follows: federal and state for 2004 through 2008, and non-U.S. for 2001 through 2008. Unrecognized tax benefits at September 30, 2009 of $6.1 million, including related interest of $1.1 million, are classified as short term as we expect to settle certain foreign audits during 2009. The remainder of the gross unrecognized tax benefits of $3.0 million is classified as long term as we do not anticipate payment of cash related to those unrecognized tax benefits within one year.
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
In the computation of diluted earnings per common share for the three months ended September 30, 2009 and 2008, we have excluded 749,025 and 417,492 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended September 30, 2009 and 2008, we have excluded 264,666 and 121,322 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
In the computation of diluted earnings per common share for the nine months ended September 30, 2009 and 2008, we have excluded 906,387 and 396,036 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the nine months ended September 30, 2009 and 2008, we have excluded 238,238 and 106,029 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
Basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share amounts)	2009	2008	2009	2008
BASIC
Net income	$4,223	$4,005	$8,835	$9,973

Weighted-average common shares outstanding	13,687	13,919	13,656	14,144

Basic earnings per share	$0.31	$0.29	$0.65	$0.71

DILUTED
Net income	$4,223	$4,005	$8,835	$9,973

Weighted-average common shares outstanding for basic	13,687	13,919	13,656	14,144
Dilutive effect of stock options and restricted stock	321	501	284	499

Weighted-average common shares outstanding on a diluted basis	14,008	14,420	13,940	14,643

Diluted earnings per share	$0.30	$0.28	$0.63	$0.68

Note 8: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net income	$4,223	$4,005	$8,835	$9,973
Other comprehensive income (loss):
Foreign currency translations (1)	970	(11,514)	1,186	(3,931)

Comprehensive income (loss):	$5,193	$(7,509)	$10,021	$6,042

(1)	The foreign currency translation gain of $1.2 million for the nine months ended September 30, 2009 was due to the weakening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.46 and 1.39 at September 30, 2009 and December 31, 2008, respectively. The foreign currency translation loss of $3.9 million for the nine months ended September 30, 2008 was due to the strengthening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.41 and 1.46 at September 30, 2008 and December 31, 2007, respectively.
Note 9: Revolving Credit Line
We have a $15 million unsecured revolving credit line (“Credit Facility”) with Comerica Bank, which expired on August 31, 2009. On August 31, 2009, we received a three month extension from Comerica. Under the existing Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2009 using 12-month LIBOR plus a fixed margin of 1.25% was 2.52%. We pay a commitment fee ranging from zero to a maximum rate of 0.25% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At September 30, 2009, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2009, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of September 30, 2009, we were in compliance with all financial covenants required by the Credit Facility.
Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at September 30, 2009, we were authorized to repurchase 2,636,630 shares. As of September 30, 2009, we have purchased 1,974,670 shares of our common stock, leaving 661,960 shares available for purchase under the Credit Facility.
We are currently negotiating a new credit agreement. Presently, we have no borrowings under our existing Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that a new facility will be extended to us under comparable terms or at all. If our current Credit Facility or any other credit facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, which may have a material adverse effect on our financial condition, results of operations, and cash flows.

Note 10: Other Accrued Expenses
The components of other accrued expenses at September 30, 2009 and December 31, 2008 are listed below:

	September 30,	December 31,
(In thousands)	2009	2008
Accrued freight	$1,875	$1,846
Accrued professional fees	1,234	1,245
Accrued advertising and marketing	871	644
Deferred income taxes	404	356
Accrued third-party commissions	286	262
Accrued sales tax and VAT	452	410
Sales tax to be refunded	503	—
Other	2,249	2,050

Total other accrued expenses	$7,874	$6,813

Note 11: Treasury Stock
During the nine months ended September 30, 2009 and 2008, we repurchased 288,452 and 913,714 shares of our common stock at a cost of $5.2 million and $21.6 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, which may include compensating outside directors and executives of the Company. During the nine months ended September 30, 2009 and 2008, we issued 18,750 and 17,188 shares, respectively, to outside directors for services performed (see Note 2).
Note 12: Goodwill and Intangible Assets
Goodwill
In accordance with U.S. GAAP, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” A reporting unit is defined as either (1) an operating segment — as defined by U.S. GAAP, or (2) one level below an operating segment — referred to as a component. Our domestic and international components are “reporting units” within our single operating segment “Core Business.” Goodwill is not amortized, but is evaluated for impairment as of December 31st of each year and between annual evaluations, if events occur or circumstances change indicating that it is more likely than not the fair value of a reporting unit has been reduced below its carrying amount.
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
The goodwill amounts related to our domestic and international components at September 30, 2009 and December 31, 2008 were the following:

	September 30,	December 31,
(In thousands)	2009	2008
Goodwill:
United States (1)	$11,216	$8,314
International (2)	2,554	2,443

Total	$13,770	$10,757

(1)	During the first quarter of 2009, we acquired certain assets and intellectual property from Zilog, Inc. which resulted in $2.9 million of goodwill. Refer to Note 16 for further discussion related to the purchase.

(2)	The difference in international goodwill reported at September 30, 2009, as compared to the goodwill reported at December 31, 2008, is the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Intangible Assets
Our other intangible assets consist primarily of distribution rights, patents, trademarks, purchased technologies, capitalized software development costs, and customer relationships. Capitalized amounts related to our patents represent external legal costs incurred for their applications and maintenance. Our intangible assets, other than capitalized software development, are amortized utilizing the straight-line method over our estimated period of economic benefit, ranging from one to fifteen years.
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
Detailed information regarding our intangible assets, net is as follows:

	September 30,	December 31,
(In thousands)	2009(1)	2008(1)
Carrying amount:
Distribution rights (10 years)	$420	$399
Patents (10 years)	7,636	7,115
Trademark and trade names (10 years)	840	840
Developed and core technology (5-15 years) (2)	3,500	1,630
Capitalized software development costs (1-2 years)	1,420	1,030
Customer relationships (15 years) (3)	3,100	—

Total carrying amount	$16,916	$11,014

Accumulated amortization:
Distribution rights	$56	$53
Patents	3,760	3,292
Trademark and trade names	420	357
Developed and core technology	146	1,386
Capitalized software development costs	584	289
Customer relationships	129	—

Total accumulated amortization	$5,095	$5,377

Net carrying amount:
Distribution rights	$364	$346
Patents	3,876	3,823
Trademark and trade names	420	483
Developed and core technology	3,354	244
Capitalized software development costs	836	741
Customer relationships	2,971	—

Total net carrying amount	$11,821	$5,637

(1)	This table excludes fully amortized intangible assets of $7.6 million and $5.9 million as of September 30, 2009 and December 31, 2008, respectively.

(2)	During the first quarter of 2009, we purchased core technology from Zilog, Inc. valued at $3.5 million, which is being amortized ratably over fifteen years. Refer to Note 16 for further discussion regarding the purchase.

(3)	During the first quarter of 2009, we purchased customer relationships from Zilog, Inc. valued at $3.1 million, which is being amortized ratably over fifteen years. Refer to Note 16 for further discussion regarding the purchase.
Amortization expense is recorded in selling, general and administrative expenses, except for capitalized software development amortization which is recorded in cost of sales. Amortization expense for the three months ended September 30, 2009 and 2008 was approximately $0.5 million and $0.4 million, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $1.4 million and $1.1 million, respectively.
Estimated future amortization expense related to our intangible assets, net at September 30, 2009 is as follows:

(In thousands)
2009 (remaining 3 months)	$436
2010	1,737
2011	1,482
2012	1,253
2013	1,253
Thereafter	5,660

Total	$11,821

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Inputs to measure fair value are classified into the following hierarchy:

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
Intangibles Measured at Fair Value on a Nonrecurring Basis
The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009 were the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(In thousands)	Quarter Ended	Assets	Observable Inputs	Unobservable Inputs	Total
Description	9/30/2009	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents and trademarks	$4,296			$4,296	$(9)
In accordance with U.S. GAAP, nine patents and ten trademarks with an aggregate carrying amount of $9 thousand were disposed of, resulting in impairment charges of $9 thousand during the nine months ended September 30, 2009, which was included in selling, general and administrative expenses. These assets no longer held any probable future economic benefits and were written-off. For further information about the valuation methodology utilized, see Note 2 under the caption Long-Lived Assets and Intangible Assets in our Annual Report on Form 10-K.
Note 13: Business Segment and Foreign Operations
Business Segment
In U.S. GAAP an operating segment is defined, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to the limited extent permitted by the principles. We currently operate in one business segment “Core Business.”

Foreign Operations
Our sales to external customers by geographic area were the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net sales:
United States	$49,129	$43,543	$145,491	$113,355
International:
Asia	18,244	13,411	42,535	38,105
Australia	409	1,126	1,049	3,730
France	1,127	1,381	2,515	4,112
Germany	1,235	1,817	4,168	5,390
Italy	564	667	1,921	1,898
Portugal	1,077	271	2,854	813
South Africa	1,246	1,709	4,477	3,881
Spain	918	1,658	2,964	6,504
United Kingdom	4,505	5,388	11,704	16,130
All other	4,728	5,561	12,933	14,489

Total international	34,053	32,989	87,120	95,052

Total net sales	$83,182	$76,532	$232,611	$208,407

Specific identification of the customer’s location was the basis used for attributing revenues from external customers to individual countries.
Long-lived asset information by our domestic and international components is as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Long-lived tangible assets:
United States	$6,363	$6,525
International	3,944	2,770

Total	$10,307	$9,295

Note 14: Derivatives
Derivatives Measured at Fair Value on a Recurring Basis
We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Euro, British Pound, and Hong Kong dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.
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

We have determined that the fair value of our derivatives are derived from Level 2 inputs in the fair value hierarchy. The following table sets forth our derivatives that were accounted for at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Quarter	for Identical	Observable	Unobservable
(In thousands)	Ended	Assets	Inputs	Inputs
Description	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contract	$6	$—	$6	$—
Foreign currency exchange put option contract	81	—	81	—

	$87	$—	$87	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.04 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, we had a net pre-tax loss of approximately $0.5 million and $0.8 million, respectively.
Futures Contracts
We held one US dollar/Euro futures contract with a notional value of $1.0 million and a forward rate of $1.455 USD/Euro at September 30, 2009. We held the Euro position on this contract, which settled on October 7, 2009. The gain on this contract as of September 30, 2009 was $6 thousand and is included in prepaid expenses and other current assets.
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
Put Options
We entered into a USD/GBP put option with a notional value of $4.3 million in July 2009. The strike price of the put is $1.64 USD/GBP. The contract expires on December 31, 2009. The fair value of this put option was $81 thousand at September 30, 2009 which is included in prepaid expenses and other current assets. The loss on this contract during the quarter ended September 30, 2009 was $60 thousand and is included in other income (expense), net.
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
Changes in the liability for product warranty claim cost is presented below:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
(In thousands)	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Nine Months Ended September 30, 2009	$90	—	$(5)	$85
Nine Months Ended September 30, 2008	$178	—	$(89)	$89
Purchase Obligations
During the first quarter of 2009, we entered into an agreement with a vendor to purchase a minimum percentage of our total requirements for a component part over a five year period. The contract allows a ramp-up period of one year. Based on our current volume, we estimate our total financial commitment to be approximately $40 million over the five year period. As of September 30, 2009, we purchased $1.0 million in component parts from this vendor.
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
On February 19, 2009, we filed suit against Warren Communications News, Inc. claiming that through the unauthorized use of embedded email tracking and intercepting software and code, Warren has violated the Computer Fraud and Abuse Act, the Stored Communications Act, and various applicable California laws. In addition we are asking for a declaration that we are not infringing Warren’s copyright to a daily electronic publication. On March 19, 2009, Warren answered our complaint with a general denial of all of our allegations. On the same date as filing their answer, Warren counterclaimed alleging copyright infringement seeking unspecified damages. On or about April 13, 2009, we answered Warren’s counterclaim denying their claim of copyright infringement and asserted numerous affirmative defenses. In addition, while discovery is continuing in this matter, it is still in the preliminary stages, thus, at this time we are unable to estimate the likely outcome of this matter and the amount, if any, of recovery to be awarded to any party at this time.
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
Notwithstanding the ELTIP results, our Compensation Committee decided to award a discretionary bonus of $1.0 million, to be paid out quarterly over the next two years (2009 and 2010). The Compensation Committee came to this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus is in alignment with our stockholders’ interests as well as our performance and retention objectives. As a result, on December 31, 2008 we accrued $0.5 million for this discretionary bonus which was included in accrued compensation. The amount of a participant’s earned award will be paid in cash. Each participant’s earned award is vesting in eight equal quarterly installments which began March 31, 2009 and will end December 31, 2010. In the event a participant terminates their employment during the service period (January 1, 2009 through December 31, 2010), they will forfeit their right to any remaining installments where the payment date has not yet occurred. The amount expensed related to this discretionary bonus during the three and nine months ended September 30, 2009 was $0.1 million and $0.2 million, respectively.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. At September 30, 2009, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our India subsidiary maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. As of September 30, 2009, based on its latest actuarial report, the pension plan was adequately funded. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At September 30, 2009, approximately 20 percent of our India subsidiary employees had qualified for eligibility. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to fifteen days salary for each full year of service completed. The total amount of liability outstanding at September 30, 2009 for the India Plan is not material. During the nine months ended September 30, 2009, the net periodic benefit costs were also not material.
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
We have cross—licensed the remote control technology and intellectual property with Maxim Integrated Products for purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. For the first year we will be the exclusive sales agent of universal remote control chips for Maxim, selling the Zilog designs to Zilog’s former customers. We expect this arrangement to be mildly accretive to our earnings in 2009, excluding acquisition costs. Beginning in the second year, we will take over full sales and distribution rights to Zilog’s former customers, and we anticipate this position will lead to growth in revenue and earnings going forward. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009. We recognized net revenue of $1.3 million and $3.1 million and earnings of $0.1 million and $0.5 million related to the acquisition during the three and nine months ended September 30, 2009, excluding acquisition costs of $1.1 million.
The total purchase price of approximately $9.5 million has been allocated to the net assets acquired based on their estimated fair values as follow:

(In thousands)
Intangible assets:
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
Goodwill
Goodwill represents the excess of the cost (purchase price) over the estimated fair value of identifiable tangible and intangible assets acquired. Goodwill from this transaction of $2.9 million will not be amortized, but will be analyzed for impairment at least on an annual basis in accordance with U.S. GAAP. We review our goodwill for impairment annually as of December 31st and whenever events or changes in circumstances indicate that an impairment loss may have occurred. Of the total goodwill recorded, none is expected to be deductible for tax purposes.
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
Acquisition Costs
We recognized $0 and $1.1 million of total acquisition costs related to the Zilog transaction in selling, general and administrative expenses during the three and nine months ended September 30, 2009, respectively. The acquisition costs consisted of primarily legal and investment banking services. Of the $1.1 million of transaction costs recognized during the nine months ended September 30, 2009, $0.1 million was capitalized at December 31, 2008.
Pro forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of the acquisition from Zilog as if the acquisition had occurred at the beginning of the periods presented. Adjustments netting $0 and $0.04 million for the three and nine months ended September 30, 2009, respectively, have been made to the combined results of operations, primarily reflecting net sales, salary costs and the amortization of purchased intangible assets. Net adjustments of $0.1 million have been added and $0.5 million have been subtracted to the combined results of operations for the three and nine months ended September 30, 2008, respectively, reflecting primarily net sales, salary costs, amortization of purchased intangible assets and the acquisition costs. All adjustments are net of their related tax effects.
Pro forma results were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net sales	$83,182	$77,782	$233,098	$212,032
Net income	$4,223	$4,073	$8,796	$9,488
Basic and diluted net income per share:
Basic	$0.31	$0.29	$0.64	$0.67
Diluted	$0.30	$0.28	$0.63	$0.65
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
Beginning in 1986 and continuing today, we have compiled an extensive library that covers over 415,000 individual device functions and over 3,700 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced video and audio devices. All IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We have twelve subsidiaries located in Argentina, Cayman Islands, France, Germany (2), Hong Kong, India, Italy, the Netherlands, Singapore, Spain and the United Kingdom.
To recap our results for the nine months ended September 30, 2009:
•	Our revenue grew 11.6% from $208.4 million for the nine months ended September 30, 2008 to $232.6 million for the nine months ended September 30, 2009.

•	Our sales growth in the first nine months of 2009 was the result of strong demand from customers in our business category, due in part to the continuation of the upgrade cycle from analog to digital, consumer demand for advanced-function offerings from subscription broadcasters, increased share with existing customers, and new customer wins.

•	Our operating income for the first nine months of 2009 increased 7.1% to $13.9 million from operating income of $13.0 million in the first nine months of 2008. Our operating margin percentage decreased from 6.2% in the first nine months of 2008 to 5.9% in the first nine months of 2009 due primarily to the decrease in our gross margin percentage offset partially by the decrease in operating expense as a percentage of revenue. Our gross margin percentage decreased from 34.0% in the first nine months of 2008 to 31.4% in the first nine months of 2009. The decrease in our gross margin rate was due primarily to the weakening of the Euro and British pound compared to the U.S. dollar. Sales mix also contributed to the decline in our gross margin percentage, as a higher percentage of our total sales was comprised of our lower-margin Business category. In addition, sales mix also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. Operating expenses decreased from 27.8% of revenue for the nine months ended September 30, 2008 to 25.5% for the nine months ended September 30, 2009, despite incurring $1.1 million of deal related costs in the first nine months of 2009 relating to the acquisition of assets from Zilog, Inc.
Our strategic business objectives for 2009 include the following:
•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Asia in particular;

•	continue to develop industry-leading technologies and products;

•	continue to evaluate potential acquisition and joint venture opportunities that may enhance our business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Results of Operations
Our results of operations as a percentage of net sales for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	100%	100%	100%	100%
Cost of sales	68.7	67.4	68.6	66.0

Gross profit	31.3	32.6	31.4	34.0
Research and development expenses	2.7	2.6	2.8	3.0
Selling, general and administrative expenses	20.6	22.3	22.7	24.8

Operating expenses	23.3	24.9	25.5	27.8

Operating income	8.0	7.7	5.9	6.2
Interest income, net	0.1	1.1	0.2	1.3
Other income (expense), net	0.0	(0.5)	(0.1)	(0.1)

Income before income taxes	8.1	8.3	6.0	7.4
Provision for income taxes	(3.1)	(3.1)	(2.3)	(2.6)

Net income	5.0%	5.2%	3.7%	4.8%

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008:
Net sales by our Business and Consumer lines for the three months ended September 30, 2009 and 2008 were as follows:

	2009		2008
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$67.0	80.5%	$61.3	80.1%
Consumer	16.2	19.5%	15.2	19.9%

Total net sales	$83.2	100.0%	$76.5	100.0%

Overview
Net sales for the third quarter of 2009 were $83.2 million, an increase of 9% compared to $76.5 million for the third quarter of 2008. Net income for the third quarter of 2009 was $4.2 million or $0.30 per diluted share compared to $4.0 million or $0.28 per diluted share for the third quarter of 2008.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 81% of net sales in the third quarter of 2009 compared to approximately 80% in the third quarter of 2008. Net sales in our Business lines for the third quarter of 2009 increased by 9% to $67.0 million from $61.3 million in the third quarter of 2008. This increase resulted primarily from an increase in the volume of remote control sales which is attributable to the continued deployment of advanced function set-top boxes by the service operators and new customer wins. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. In addition to the increased volume of remote control sales, $1.3 million of the increase in our Business category net sales during the third quarter of 2009 were the result of our sales agent agreement with Maxim Integrated Products.
Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 19% of net sales for the third quarter of 2009 compared to approximately 20% for the third quarter of 2008. Net sales in our Consumer lines increased by 7% to $16.2 million in the third quarter of 2009 from $15.2 million in the third quarter of 2008. North American retail sales increased by $3.7 million compared to the third quarter of 2008, as a result of a new partnership agreement with a distributor in the U.S market. International retail sales decreased by $1.3 million from $11.2 million in the third quarter of 2008 to $9.9 million in the third quarter of 2009. International retail sales were unfavorably impacted by the weakening of both the Euro and the British Pound compared to the U.S. dollar, which resulted in a decrease in net sales of approximately $1.0 million. Net of this currency effect, international retail sales decreased $0.3 million, primarily due to the downturn of the economy in Europe. CEDIA sales decreased by $1.2 million compared to the third quarter of 2008, primarily due to the launch of new products that occurred in the second quarter of 2008 which bolstered sales in the subsequent quarter. Private label sales in the U.S. decreased $0.2 million, driven by a decline in the volume of remote control sales to our private label partners.
Gross profit for the third quarter of 2009 was $26.1 million compared to $24.9 million for the third quarter of 2008. Gross profit as a percentage of sales for the third quarter of 2009 was 31.3% compared to 32.6% for the same period in the prior year, due primarily to the following reasons:
•	Foreign currency fluctuations caused a decrease of 0.8% in the gross margin rate;

•	sales mix within our Business and Consumer categories contributed to the decrease in our gross margin rate. Consumers trended towards value-oriented products which resulted in a decrease of 0.4% in the gross margin rate;

•	an increase in sub-contract labor expense of $0.3 million caused a decrease of 0.3% in the gross margin rate; and

•	a decrease in freight expense as a result of more drop-ship sales caused an increase of 0.3% in the gross margin rate.
Research and development expenses increased 13.4% from $2.0 million in the third quarter of 2008 to $2.3 million in the third quarter of 2009 due to additional investment in product development.
Selling, general and administrative expenses remained relatively flat from $17.0 million in the third quarter of 2008 to $17.2 million in the third quarter of 2009. The weakening of the Euro compared to the U.S. dollar resulted in a decrease of $0.4 million. Net of this favorable currency effect, expenses increased by $0.6 million due primarily to the acquisition of certain assets and operations from Zilog, Inc. during the first quarter of 2009 which resulted in an increase in operating expense of approximately $1.1 million, offset partially by a decrease in tradeshow expense of $0.5 million.
In the third quarter of 2009, we recorded $0.1 million of net interest income compared to $0.9 million in the third quarter of 2008. The decrease is primarily due to significantly lower interest rates.
In the third quarter of 2009, net other income was $25 thousand as compared to net other expense of $0.4 million for the third quarter of 2008 which was driven by foreign exchange hedging transactions.
We recorded income tax expense of $2.6 million in the third quarter of 2009 compared to $2.3 million in the third quarter of 2008. Our effective tax rate was 37.7% in the third quarter of 2009 compared to 37.0% in the third quarter of 2008.
Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008:
The following table sets forth our net sales by our Business and Consumer lines for the nine months ended September 30, 2009 and 2008:

	2009		2008
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$196.0	84.3%	$166.4	79.8%
Consumer	36.6	15.7%	42.0	20.2%

Total net sales	$232.6	100.0%	$208.4	100.0%

Overview
Net sales for the nine months ended September 30, 2009 were $232.6 million, an increase of 12% compared to $208.4 million for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2009 was $8.8 million or $0.63 per diluted share compared to $10.0 million and $0.68 per diluted share for the nine months ended September 30, 2008.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 84% of net sales for the nine months ended September 30, 2009 compared to approximately 80% for the nine months ended September 30, 2008. Net sales in our Business lines for the nine months ended September 30, 2009 increased by 17.8% to $196.0 million from $166.4 million for the same period last year. This increase resulted primarily from an increase in the volume of remote control sales which is attributable to the continued deployment of advanced function set-top boxes by the service operators, market share gains with a few key subscription broadcast customers and new customer wins. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase. In addition to the increased volume of remote control sales, we recorded $3.1 million of revenue relating to our sales agent agreement with Maxim Integrated Products which commenced in February 2009.
Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 16% of net sales for the nine months ended September 30, 2009 compared to approximately 20% for the nine months ended September 30, 2008. Net sales in our Consumer lines for the nine months ended September 30, 2009 decreased by 13% to $36.6 million from $42.0 million for the same period last year. International retail sales decreased 23% to $25.8 million for the nine months ended September 30, 2009 from $33.3 million for the nine months ended September 30, 2008. This decrease was due in part to the weakening of the Euro and British pound compared to the U.S. dollar. The impact of the weaker currency resulted in a decrease in net sales of approximately $4.4 million. Net of this negative currency effect, international retail sales decreased $3.1 million, primarily due to the downturn of the economy in Europe. CEDIA sales in the first nine months of 2009 decreased by $1.8 million compared to the same period of 2008, due primarily to difficult selling conditions worldwide for higher-end consumer products. Private Label sales decreased $1.1 million, from $1.5 million for the nine months ended September 30, 2008 to $0.4 million for the nine months ended September 30, 2009. These decreases were partially offset by an increase in North American retail sales, which increased by $5.0 million compared to the same period of 2008, as a result of a new partnership agreement with a distributor in the U.S market.
Gross profit for the nine months ended September 30, 2009 was $73.0 million compared to $70.9 million for the nine months ended September 30, 2008. Gross profit as a percentage of net sales for the nine months ended September 30, 2009 was 31.4% compared to 34.0% for the nine months ended September 30, 2008, due primarily to the following reasons:
•	Foreign currency fluctuations caused a decrease of 1.2% in the gross margin rate;

•	a higher percentage of our total sales was comprised of our lower margin Business category. In addition, sales mix within our sales categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. Collectively, the aforementioned resulted in a decrease of 1.1% in the gross margin rate;

•	an increase in scrap expense of $1.2 million caused a decrease of 0.4% in the gross margin rate; and

•	a decrease in freight expense as a result of more drop-ship sales caused an increase of 0.3% in the gross margin rate.
Research and development expenses increased 2% from $6.3 million in the nine months ended September 30, 2008 to $6.4 million in the nine months ended September 30, 2009, consistent with prior year levels.
Selling, general and administrative expenses increased 2.1% from $51.6 million in the nine months ended September 30, 2008 to $52.7 million in the nine months ended September 30, 2009. The weakening of the Euro compared to the U.S. dollar resulted in a decrease of $2.5 million. Net of the currency effect, selling, general and administrative expenses increased by $3.6 million. Legal, accounting, and advisory professional service expense increased by $1.4 million, mainly due to the acquisition of assets from Zilog, Inc, which was completed during the first quarter of 2009. In addition, the newly-acquired Zilog operations increased operating expenses by $2.7 million during the nine months ended September 30, 2009. Bonus expense also increased by $0.7 million compared to the prior year. Partially offsetting these increases was a decline in advertising and tradeshow expense of $0.9 million.
In the nine months ended September 30, 2009, we recorded $0.4 million of net interest income compared to $2.6 million during the nine months ended September 30, 2008. The decrease is primarily due to significantly lower interest rates.
For the nine months ended September 30, 2009, net other expense was $0.2 million, comparable with net other expense of $0.2 million for the nine months ended September 30, 2008, which was driven by foreign exchange hedging transactions.

We recorded income tax expense of $5.2 million and $5.4 million for the nine months ended September 30, 2009 and 2008, respectively. Our estimated effective tax rate was 37.3% and 35.1% during the nine months ended September 30, 2009 and 2008, respectively. The increase in our effective tax rate was due to a higher percentage of our income being earned in higher tax rate jurisdictions in 2009 compared to 2008. In addition, our research and development tax credits have decreased in 2009 compared to 2008.
Liquidity and Capital Resources
Sources and Uses of Cash:

	Nine months ended	(Decrease)/	Nine months ended
(In thousands)	September 30, 2009	Increase in cash	September 30, 2008
Net cash provided by operating activities	$20,876	$2,731	$18,145
Net cash used for investing activities	(63,757)	(57,896)	(5,861)
Net cash used for financing activities	(2,632)	17,613	(20,245)
Effect of exchange rate changes on cash	374	3,163	(2,789)

	September 30, 2009	Increase/(Decrease)	December 31, 2008
Cash and cash equivalents	$30,099	$(45,139)	$75,238
Working capital	122,830	527	122,303
Net cash provided by operating activities increased by $2.7 million from $18.1 million during the first nine months of 2008 to $20.9 million during the first nine months of 2009. The increase in net cash provided by operating activities was driven partly by a cash inflow of $4.5 million during the first 9 months of 2009 relating to accounts receivable compared to a cash outflow of $1.6 million in the prior year. Our days-sales-outstanding improved from 71 days at September 30, 2008, to 61 days at September 30, 2009. In addition, during the first nine months of 2009 we had cash outflows related to inventory of $1.9 million compared to cash outflows of $8.1 million during the first nine months of 2008. During 2008, we began to build our inventories to curtail costly air shipments and to support our increasing sales. Inventory turnover increased slightly from 5.1 times for the first nine months of 2008 to 5.2 times for the first nine months of 2009. There were additional non-cash expenses that increased in 2009 compared to 2008 such as depreciation and amortization which increased by $0.7 million and provision for inventory write-downs which increased by $1.2 million. These increases in operating cash flows were partially offset by our deliberate effort to improve our vendor management which commenced during the first nine months of 2008 and resulted in a $9.3 million cash inflow. During the first nine months of 2009, our days in payables decreased from 67.9 days at September 30, 2008 to 63.8 days at September 30, 2009 resulting in a cash outflow of $3.2 million.
Net cash used for investing activities increased by $57.9 million from $5.9 million in the first nine months of 2008 to $63.8 million in the first nine months of 2009. The increase in cash used for investing activities was primarily due to the acquisition of intangible assets and goodwill of $9.5 million from Zilog, Inc. and our term deposit investment of $49.1 million, offset by a decrease in cash utilized to purchase equipment, furniture and fixtures. The renovation of our corporate headquarters was completed during the first quarter of 2008, resulting in the decrease in cash used for the acquisition of equipment, furniture, and fixtures during the first nine months of 2009 compared to the first nine months of 2008. Refer to Note 16 for further discussion about our purchase of assets from Zilog, Inc.
We plan to make a significant investment to upgrade our information systems, which we expect to cost approximately $1.0 million. We expect the implementation to be complete in 2010.
Net cash used for financing activities decreased by $17.6 million from $20.2 million in the first nine months of 2008 to $2.6 million in the first nine months of 2009. We repurchased fewer shares of our common stock during the first nine months of 2009 compared to the first nine months of 2008. During the first nine months of 2009 we repurchased 288,452 shares of our common stock for $5.2 million compared to our repurchase of 913,714 shares of our common stock for $21.6 million during the first nine months of 2008. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.

Our Credit Facility with Comerica expired on August 31, 2009, at which time we obtained a three month extension. Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at September 30, 2009, we were authorized to repurchase 2,636,630 shares. As of September 30, 2009, we have purchased 1,974,670 shares of our common stock, leaving 661,960 shares available for purchase under the Credit Facility. During 2009, we may continue to purchase shares of our common stock if we believe conditions are favorable and to offset the dilutive effect of our equity compensation programs.
Presently, we have no borrowings under this Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that a facility will continue to be extended to us under comparable terms or at all. We are currently negotiating a new credit agreement.
At September 30, 2009, we had a six month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term began on July 21, 2009 and will end on January 21, 2010. The term deposit earns interest at an annual rate of 0.57%. There are no penalties assessed for early withdrawal. The deposit amount and accrued interest related to this account as of September 30, 2009 was $49.1 million and $0.4 million, respectively.
Contractual Obligations
At September 30, 2009, our contractual obligations were $44.7 million compared to $66.0 million reported in our Annual Report on Form 10-K as of December 31, 2008. The following table summarizes our contractual obligations at September 30, 2009 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$4,691	$1,826	$2,379	$486	$—
Purchase obligations(1)	40,032	4,032	16,000	16,000	4,000

Total contractual obligations	$44,723	$5,858	$18,379	$16,486	$4,000

(1)	Purchase obligations include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
We have utilized cash provided from operations as our primary source of liquidity, since internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Historically, our working capital needs have been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At September 30, 2009, we had $122.8 million of working capital as compared to $122.3 million at December 31, 2008.
At September 30, 2009, we had approximately $13.6 million, $11.0 million, $3.6 million and $1.9 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. In addition, we had a term deposit of $49.1 million in Asia. We maintain our cash, cash equivalents, and term deposits with various financial institutions located in many different geographic regions. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposit with financial institutions we believe are adequately capitalized.
Our $15 million unsecured revolving credit line (“Credit Facility”) with Comerica Bank expired on August 31, 2009. On August 31, 2009, we received a three month extension from Comerica. We are currently negotiating a new credit agreement. Under the existing Credit Facility, the interest payable is variable and is based on the bank’s cost of funds or 12-month LIBOR plus a fixed margin of 1.25%. The interest rate in effect as of September 30, 2009 using 12-month LIBOR plus a fixed margin of 1.25% was 2.52%. We pay a commitment fee ranging from zero to a maximum rate of 0.25% per year on the unused portion of the credit line depending on the amount of cash investment retained with Comerica during each quarter. At September 30, 2009, the commitment fee rate was 0.25%. Under the terms of the Credit Facility, dividend payments are allowed for up to 100% of the prior fiscal year’s net income, to be paid within 90 days of the current fiscal year end. We are subject to certain financial covenants related to our net worth, quick ratio and net income. Amounts available for borrowing under the Credit Facility are reduced by the outstanding balance of import letters of credit. As of September 30, 2009, we did not have any outstanding import letters of credit and the available balance on the line of credit was $15 million. Furthermore, as of September 30, 2009, we were in compliance with all financial covenants required by the Credit Facility.
It is our policy to carefully monitor the state of our business, cash requirements and capital structure. As previously mentioned, we believe that cash generated from our operations and, so long as our Credit Facility is available, funds from our borrowing facility will be sufficient to fund our current business operations and anticipated growth at least over the next twelve months; however, there can be no assurance that such funds will be adequate for that purpose. In addition, our Credit Facility is set to expire on November 30, 2009 and we cannot make any assurances that a new Credit Facility will be extended to us beyond its expiration date under comparable terms or at all.
Off Balance Sheet Arrangements
Other than the contractual obligations disclosed above, we do not participate in any off balance sheet arrangements.
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
We will continue developing software and firmware solutions that can enable devices such as TVs, set-top boxes, stereos and other consumer electronic products to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information. This “smart device” category is emerging, and in the remainder of 2009 we look to continue to build relationships with our customers in this category.
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
Our Credit Facility with Comerica expired on August 31, 2009, at which time we obtained a three month extension. We are currently negotiating a new Credit Agreement. The interest payable under our existing revolving Credit Facility with Comerica is variable and based on (i) the bank’s cost of funds or (ii) the 12-month LIBOR rate plus a fixed margin of 1.25%. The cost of the Credit Facility is affected by changes in market interest rates, credit risk spreads and credit availability. The interest rate in effect on the credit facility as of September 30, 2009 using the 12-month LIBOR Rate option plus a fixed margin of 1.25% was 2.52%.
At September 30, 2009, we had no borrowings on our Credit Facility, however we cannot make any assurances that we will not need to borrow amounts under this facility or that a new facility will be extended to us under comparable terms or at all.
At September 30, 2009, we had wholly owned subsidiaries in the Argentina, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog, Inc. (“Zilog” — NASDAQ: ZILG) for approximately $9.5 million in cash. In connection with this transaction, we formed our Cayman Islands subsidiary. Sales are typically denominated in local currencies, thereby creating exposure to changes in exchange rates. Changes in local currency exchange rates relative to the U.S. dollar and, in some cases, to each other, may positively or negatively affect our sales, gross margins, operating expenses and net income. The value of our net balance sheet positions held in foreign currencies may also be impacted by fluctuating exchange rates.
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
Our foreign currency exposures are primarily concentrated in the Euro, British Pound and Hong Kong dollars. The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency. Based on our overall foreign currency rate exposure at September 30, 2009, we believe that movements in foreign currency rates could have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. dollar fluctuate 10% from September 30, 2009, net income and cash flows in the fourth quarter of 2009 would fluctuate by approximately $0.5 million and $5.9 million, respectively.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth above under Note 15 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 16 of the Company’s 2008 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Under our Credit Facility, we were authorized to acquire up to 2,000,000 shares of our common stock in the open market. Effective February 26, 2009, Comerica amended our Credit Facility by authorizing an additional 1,000,000 shares to be repurchased, capped at a maximum cost of $13.0 million. Given our closing stock price at September 30, 2009, we were authorized to repurchase 2,636,630 shares. As of September 30, 2009, we have purchased 1,974,670 shares of our common stock, leaving 661,960 shares available for purchase under the Credit Facility. We repurchased 71,975 shares during the quarter ended September 30, 2009, and we may continue to repurchase shares of our common stock during the remainder of the year, if we believe conditions are favorable, or to manage dilution created by shares issued under our stock-based compensation plans. Repurchase information for the third quarter of 2009 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2009 — July 31, 2009	5,617	$20.09	N/A	N/A
August 1, 2009 — August 31, 2009	15,073	19.58	N/A	N/A
September 1, 2009 — September 30, 2009	51,285	18.73	N/A	N/A

Total Third Quarter 2009	71,975	$19.01	N/A	N/A

ITEM 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	Universal Electronics Inc.
/s/ Bryan M. Hackworth
Bryan M. Hackworth
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