Form 10-K
period 2009-12-31
UNIVERSAL ELECTRONICS INC
filed 2010-03-15
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $224,358,998 based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.
As of March 11, 2010, 13,683,819 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2009 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2009.
Exhibit Index appears on page 84. This document contains 87 pages.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

Forward-Looking Statements
This Annual Report on Form 10-K, including “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that may be deemed forward-looking statements. Forward-looking statements include but are not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; plans, strategies and objectives of management for future operations; expected development or relating to products or services; future economic conditions or performance; pending claims or disputes; expectation or belief; and assumptions underlying any of the foregoing.
These forward-looking statements are based upon management’s assumptions. While we believe the forward-looking statements made in this report are based upon reasonable assumptions, any assumption is subject to a number of risks and uncertainties. If these risks and uncertainties ever materialize and management’s assumptions prove incorrect, our results may differ materially from those expressed or implied by these forward-looking statements and assumptions. Further, any forward-looking statement speaks only as of the date the statement is made. We are not obligated to update forward-looking statements to reflect unanticipated events or circumstances occurring after the date the statement was made. New factors emerge from time to time. It is not possible for management to predict or assess the impact of all factors on the business, or the extent they may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
Management assumptions that are subject to risks and uncertainties include those that are made about macroeconomic and geopolitical trends and events; foreign currency exchange rates; the execution and performance of contracts by customers, suppliers and partners; the challenges of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending legislation and accounting pronouncements; and other risks described in this report, including those discussed in “ITEM 1A. RISK FACTORS”, and described in our Securities and Exchange Commission filings subsequent to this report.
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
Additional information regarding UEI may be obtained at www.uei.com.

Business Segment
Overview
Universal Electronics Inc. is a provider of a broad line of products, software, and technologies that are marketed to enhance home entertainment systems. Our offerings include the following:
•	easy-to-use, pre-programmed universal infrared (“IR”) and radio frequency (“RF”) remote controls that are sold primarily to multiple systems operators (“MSOs”), consumers, original equipment manufacturers (“OEMs”), and private label customers,
•	audio-video (“AV”) accessories sold to consumers,
•	integrated circuits, on which our software and universal IR remote control database is embedded, sold primarily to OEMs and private label customers,
•	intellectual property which we license primarily to OEMs, software development companies, private label customers, and MSOs, and
•	software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems, cell phones and other consumer electronic devices to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.
Our business is comprised of one reportable segment.
Principal Products and Markets
Our principal markets include MSOs in the cable and satellite subscription broadcasting markets, as well as OEM, private label, retail and custom installer companies that operate in the consumer electronics market.
We provide MSOs (cable, satellite and internet protocol television providers) both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and IR code database is embedded, to support the demand associated with the deployment of digital set-top boxes that contain the latest technology and features. We also sell our universal remote control devices and integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers.
For the years ended December 31, 2009, 2008, and 2007, our sales to DirecTV and its sub-contractors collectively accounted for 21.1%, 19.3% and 16.9% of our net sales, respectively. Our sales to Comcast Communications, Inc. and its sub-contractors collectively accounted for 11.3%, 13.4% and 13.3% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively. No other single customer accounted for 10% or more of our net sales in 2009, 2008, or 2007.
We continue to pursue further penetration of the more traditional OEM consumer electronics markets. Customers in these markets generally package our wireless control devices for resale with their AV home entertainment products. We also sell customized chips, which include our software and/or customized software packages, to these customers. Growth in this line of business has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, multimedia and interactive internet applications, and the increasing number of OEMs.
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. We will continue to add new sales people to support anticipated sales growth in these markets over the next few years.
In the international retail markets, our One For All® brand name remote control and accessories accounted for 12.6%, 15.6%, and 17.9% of our total net sales for the years ended December 31, 2009, 2008, and 2007, respectively. Throughout 2009, we continued our international retail sales and marketing efforts. Financial information relating to our international operations for the years ended December 31, 2009, 2008, and 2007 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 14”.
During the second quarter of 2008 we signed an agreement with Audiovox Accessories Corporation to be the exclusive supplier of embedded microcontrollers and infrared database software for Audiovox’s complete line of RCA universal remote controls sold in the North American retail market. We also agreed to develop remote controls in the future for existing brands in the Audiovox lineup and granted Audiovox an exclusive license to sell and distribute our One For All® brand remote controls and accessories in North America.
Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. We had a total of 187 and 148 issued and pending United States patents at the end of 2009 and 2008, respectively. The increase in the number of issued and pending patents in the United States resulted from the purchase of 31 issued and pending patents from Zilog Inc. and 10 new patent filings, offset by our abandonment of 1 patent and the expiration of 1 patent.
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
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 451,000 individual device functions and over 4,000 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer’s written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control database is capable of controlling virtually all IR controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.
Our proprietary software and know-how permit us to compress IR codes before we load them into our products. This provides significant cost and space efficiencies that enable us to include more codes and features in the memory space of our wireless control devices than are included in the similarly priced products of our competitors.
With today’s rapidly changing technology, upgradeability ensures the compatibility of our remote controls with future home entertainment devices. We have developed patented technology that provides users the capability to easily upgrade the memory of our remote controls with IR codes that were not originally included using their entertainment device, personal computer or telephone. These options utilize one or two-way communication to upgrade the remote controls’ IR codes or firmware depending on the requirements.
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
Our remote controls are also designed for easy set-up. For most of our products, the consumer simply inputs a four-digit code for each device to be controlled. During 2007, building on our strategy to develop new products and technologies to further simplify remote control set-up, we created the XSight™ product line and the EZ-RCTM web-based remote control set-up application. The XSight™ products may be setup in minutes utilizing the intuitive menu on their color LCD display, without an instruction manual. Alternatively, the mini USB port on the XSightTM products may be connected to a personal computer. Once connected to a personal computer, our customers may utilize the EZ-RCTM web-based set-up application’s graphical interface to fully program the remote control. Each remote control user may create their own personal profile on the device with their favorite channels, custom functions, and more. The XSightTM product line and the EZ-RCTM web-based application were launched into the international retail market during the fourth quarter of 2008 and the North American retail market during the third quarter of 2009.
UEI QuickSet is a firmware application that may be embedded on an AV device, such as a set-top box. UEI QuickSet enables universal remote control set-up using guided on-screen instructions and a wireless two-way communication link between the remote and the UEI QuickSet embedded AV equipment. UEI’s XMP-2 technology, an extensible multimedia protocol, enables the two-way wireless communication between the universal remote control and the AV device, allowing IR code data and configuration settings to be sent to the remote control from the AV equipment. The user identifies the type and brand of the device to be controlled and then the UEI QuickSet application performs a test to confirm that the remote is controlling the equipment correctly. UEI QuickSet also saves the user-defined remote setting, enabling consumers to quickly transfer the setup configuration to a replacement remote. When the AV device has network connectivity, the IR code database and application may be continually updated to include the latest devices and functions.

Methods of Distribution
Our distribution methods for our remote control devices are dependent on the sales channel. We distribute remote control devices directly to MSOs and OEMs, both domestically and internationally. In the North American retail channel, we license our One For All® brand name to Audiovox, who in turn sells products directly to certain domestic retailers and third party distributors. Outside of North America, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries. We utilize third party distributors for the custom installer channel and for retail in countries where we do not have subsidiaries.
We have thirteen international subsidiaries, Universal Electronics B.V., established in the Netherlands, One For All GmbH, established in Germany, One for All Iberia S.L., established in Spain, One For All UK Ltd., established in the United Kingdom, One For All Argentina S.R.L., established in Argentina, One For All France S.A.S., established in France, Universal Electronics Italia S.R.L., established in Italy, UE Singapore Pte. Ltd., established in Singapore, UEI Hong Kong Pte. Ltd., established in Hong Kong, UEI Electronics Pte. Ltd., established in India, UEI Cayman Inc., established in the Cayman Islands, Ultra Control Consumer Electronics GmbH, established in Germany and UEI Hong Kong Holdings Co. Pte. Ltd., established in Hong Kong.
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
We provide domestic and international consumer support to our various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers through our automated “InterVoice” system. Live agent help is available through certain programs. We also make available a free web-based support resource, www.urcsupport.com, designed specifically for MSOs. This solution offers interactive online demos and tutorials to help users easily setup their remote and commands, and as a result reduces call volume at customer support centers. Additionally, ActiveSupport®, a call center, provides customer interaction management services from service and support to retention. Pre-repair calls, post-install surveys, and inbound calls to customers provide greater bottom-line efficiencies. We continue to review our programs to determine their value in improving the sales of our products.
Raw Materials and Dependence on Suppliers
We utilize third-party manufacturers and suppliers primarily in Asia to produce our wireless control products. In 2009 and 2008, Computime, C.G. Development, Samsung and Samjin each provided more than 10% of our total inventory purchases. They collectively provided 77.5% and 73.1% of our total inventory purchases for 2009 and 2008, respectively. In 2007, Computime, C.G. Development and Samsung each provided more than 10% of our total inventory purchases. They collectively provided 63.2% of our total inventory purchases for 2007.
We continue to evaluate additional contract manufacturers and sources of supply. During 2009, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources. To reduce our dependence on our integrated circuits suppliers we continually seek additional sources, such as our new relationship with Maxim. To further manage our integrated circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year. In 2007, our net sales in the first half of the year exceeded our net sales in the second. This was primarily the result of strong demand from our domestic cable customers in the first and second quarters of 2007. This demand was driven by their effort to meet the Open Cable Applications Platform (“OCAP”) July 1, 2007 deadline. In 2008 and 2009, our sales cycle returned to its historical pattern and we expect this pattern to be repeated in 2010.
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to the Consolidated Financial Statements — Note 22” for further details regarding our quarterly results.
Competition
Our principal competitors in the domestic MSO market is Philips Consumer Electronics, Universal Remote Control and Contec. In the international retail and private label markets for wireless controls we compete with Philips Consumer Electronics, Logitech, Ruwido and Sony as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. We compete against Universal Remote Control, Logitech, and Ruwido in the IR database market. Our Nevo product line competes in the custom electronics installation market against AMX, RTI, Control4, Universal Remote Control, Philips Consumer Electronics, Logitech and many others. Our North American retail products compete against Universal Remote Control, Philips Consumer Electronics, Logitech, Sony and many others. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2009, our engineering efforts focused on the following:
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
Our engineering efforts included the development of new remote controls that combine consumer friendly interfaces and intuitive setup with advance functions, such as our One For All® SmartControl™ released during the first quarter of 2010. The SmartControl™ enables the user to control multiple devices without the need to switch between devices on the remote control. The SmartControl™ also leverages SimpleSet™ technology, and may be setup by simply identifying the target device type and brand.
We also developed new wireless control platforms. UEI’s Glimmer advanced wireless control platform (a joint development with Broadcom® (NASDAQ: BRCM)) integrates an infrared and Bluetooth® compatible chip solution. This platform is optimized to address the emerging Bluetooth eco-system of personal and networked entertainment devices within the home. The Glimmer™ platform leverages the existing devices in the home to connect and interact with a variety of Bluetooth®-enabled devices ranging from next generation set-top boxes, game consoles, and mobile phones creating an environment where interesting and powerful applications may emerge.
During 2009, we began to integrate the UEI QuickSet firmware application into some of our customer’s consumer electronic devices. The UEI QuickSet firmware application will help our customers simplify the remote control setup process and improve the overall end-user experience.
We continued to improve our existing products during 2009. We released several software updates to our web based EZ-RC™ application and the XSight™ firmware. Our NevoStudio® Pro update enables two-way Z-Wave™ control and communication for home control systems such as lighting, HVAC, window coverings, and others. In addition, this software update enables two-way serial communication, including metadata transmission, with select third-party devices. These devices include digital media servers and AV distribution systems.
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. (NASDAQ: ZILG) for approximately $9.5 million in cash. The purchase included Zilog’s full library and database of infrared codes and software tools. We also hired 116 of Zilog’s sales and engineering personnel, including all 107 of Zilog’s personnel located in India. The engineering personnel acquired from Zilog are focused on the capture of IR codes and the development of firmware leading to more complete solutions to customer needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. These efforts will enable us to provide customers with reductions in design cycle times, lower costs, and improvements in integrated circuit design, product quality and overall functional performance. These efforts will also enable us to further penetrate existing markets, pursue new markets more effectively and expand our business.
Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of our research and development projects will be successfully completed.
Our expenditures on engineering, research and development were:

(in millions):	2009	2008	2007
Research and development (1)	$8.7	$8.2	$8.8
Engineering (2)	9.4	7.3	7.6

Total engineering, research and development	$18.1	$15.5	$16.4

(1)	Research and development expense for each of the years ended December 31, 2009, 2008, and 2007 includes $0.4 million of stock-based compensation expense.

(2)	Engineering costs are included in SG&A.
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
We may also face significant costs and liabilities in connection with product take-back legislation. The European Union enacted the Waste Electrical and Electronic Equipment Directive (“WEEE”), which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. During 2007, the majority of our European subsidiaries became WEEE compliant. Our Italian subsidiary became compliant in February 2008. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan.

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2009, 2008 and 2007, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2009, we employed 565 employees, of which 261 worked in engineering and research and development, 67 in sales and marketing, 104 in consumer service and support, 58 in operations and warehousing and 75 in executive and administrative functions. On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog. As a result of this transaction, we hired 116 of Zilog’s sales and engineering personnel, including all 107 of Zilog’s personnel located in India. None of our employees are subject to a collective bargaining agreement or represented by a union. We consider our employee relations to be good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2009, 2008 and 2007 is incorporated by reference to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 14”.
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
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers as of March 15, 2010:

Name	Age	Position
Paul D. Arling	47	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	54	Executive Vice President, Managing Director, Europe
Mark S. Kopaskie	52	Executive Vice President, General Manager U.S. Operations
Richard A. Firehammer, Jr.	52	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	40	Senior Vice President and Chief Financial Officer

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2009 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2010 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
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
Bryan M. Hackworth is our Senior Vice President and Chief Financial Officer. He was promoted to Chief Financial Officer in August 2006. Mr. Hackworth joined us in June 2004 as Corporate Controller and subsequently assumed the role of Chief Accounting Officer in May 2006. Before joining us in 2004, he spent five years at Mars, Inc., a privately held international manufacturer and distributor of consumer products and served in several financial and strategic roles (Controller — Ice Cream Division; Strategic Planning Manager for the WHISKAS ® Brand) and various other financial management positions. Prior to joining Mars Inc., Mr. Hackworth spent six years at Deloitte & Touche LLP as an auditor, specializing in the manufacturing and retail industries.
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
We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets
General economic conditions, both domestic and international, have an impact on our business and financial results. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis may impact our business in a number of ways, including:
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
Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: We make sales in certain regions of the world through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition our end customers to purchase products from other third parties or from us directly, it may adversely impact our financial results.
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
Dependence upon Key Suppliers
During 2009 and 2008, Computime, C.G. Development, Samsung, and Samjin each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $147.1 million, or 77.5%, of our total inventory purchases in 2009. Purchases from these suppliers collectively amounted to $135.5 million, or 73.1%, of total inventory purchases during 2008. During 2007, Computime, C.G. Development and Samsung, each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $100.7 million, representing 63.2% of total inventory purchases in 2007.
Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, from three sources, Samsung,

Freescale and Maxim. To reduce our dependence on our integrated circuits suppliers we continually seek additional sources. We generally maintain inventories of our integrated chips, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions.
We have identified alternative sources of supply for our integrated circuit, component parts, and finished goods needs; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. Any extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our operating results, financial position and cash flows.
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
Potential Fluctuations in Quarterly Results
Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year. In 2007, sales in the first half of the year exceeded our sales in the second half. This was primarily the result of strong demand from our domestic cable customers in the first and second quarters of 2007. This demand was driven by their effort to meet the July 1, 2007 Open Cable Applications Platform (“OCAP”) deadline. In 2008 and 2009, our sales cycle returned to its historical pattern and we expect this pattern to be repeated in 2010, however, factors such as those we experienced during 2007 may cause our sales cycles to deviate from historical patterns. Such factors, including quarterly variations in financial results, may have a material adverse affect on the volatility and market price of our common stock.
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
In addition, certain of our products have more features and are more complex than others and therefore require more end-user technical support. In some instances, we rely on distributors or dealers to provide the initial level of technical support to the end-users. We provide the second level of technical support for bug fixes and other issues at no additional charge. Therefore, as the mix of our products includes more of these complex product lines, support costs may increase, which may have an adverse effect on our business, operating results, financial condition and cash flows.
Dependence Upon New Product Introduction
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
Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products, AV accessory products, and proprietary technologies to subscription broadcasters, original equipment manufacturers, and private label customers. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Asia, South Africa, and Australia currently representing our principal foreign markets.
In each of the years ended December 31, 2009, 2008 and 2007, we had sales to DirecTV and its sub-contractors and to Comcast Communications Inc. and its sub-contractors, that when combined, each exceeded 10% of our net sales. The loss of either of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.
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
Outsourced Labor
We employ a small number of personnel to develop and market additional products that are part of the Nevo® platform as well as products that are based on the Zigbee®, Z-Wave® and other radio frequency technology. Even after these hires, we continue to use outside resources to assist us in the development of these products. While we believe that such outside services will continue to be available to us, if they cease to be available, the development of these products may be substantially delayed, which may have a material adverse effect on our operating results, financial condition and cash flows.
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
Patents, Trademarks, and Copyrights
The procedures by which we identify, document and file for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will be issued, or if issued, will deliver any lasting value to us. Because of the rapid innovation of products and technologies that is characteristic of our industry, there can be no assurance that rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not offer protection on such products and associated intellectual property to the same extent that the United States legal system may offer.
In our opinion, our intellectual property holdings as well as our engineering, production, and marketing skills and the experience of our personnel are of equal importance to our market position. We further believe that none of our businesses are materially dependent upon any single patent, copyright, trademark, or trade secret.
Some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that, based upon past experience and industry practice, such licenses generally may be obtained on commercially reasonable terms; however, there can be no guarantee that such licenses may be obtained on such terms or at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon the patents of others.
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
Effectiveness of Our Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our internal control over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal control over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action may adversely affect our financial results and the market price of our common stock.
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
Inability to Use Deferred Tax Assets
We have deferred tax assets that we may not be able to use under certain circumstances. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or a significant change in the time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowances against our deferred tax assets resulting in an increase in our effective tax rate.
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. With the passage of the European Union’s Restriction of Hazardous Substances Directive, which makes producers of electrical goods responsible for collection, recycling, treatment and disposal of recovered products, similar restrictions in China effective March 2007 and the European Union’s Waste Electrical and Electronic Equipment Directive, we may face significant costs and liabilities in complying with these laws and any future laws and regulations or enforcement policies that may have a material adverse effect upon our operating results, financial condition, and cash flows.
Leased Property
We lease all of the properties used in our business. We can give no assurance that we will enter into new or renewal leases, or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our operating results, financial condition and cash flows.
Technology Changes in Wireless Control
We currently derive substantial revenue from the sale of wireless remote controls based on IR technology. Other control technologies exist or may be developed that may compete with IR. In addition, we develop and maintain our own database of IR and RF codes. There are competing IR and RF libraries offered by companies that we compete with in the marketplace. The advantage that we may have compared to our competitors is difficult to measure. If other wireless control technology gains acceptance and starts to be integrated into home electronics devices currently controlled through our IR remote controllers, demand for our products may decrease, resulting in decreased operating results, financial condition, and cash flows.
Failure to Recruit, Hire, and Retain Key Personnel
Our ability to achieve growth in the future will depend, in part, on our success at recruiting, hiring, and retaining highly skilled engineering, managerial, operational, sales and marketing personnel. Our corporate office, including our advanced technology engineering group, is based in Southern California. The high cost of living in Southern California makes it difficult to attract talent from outside the region and may also put pressure on overall employment related expense. Additionally, our competitors seek to recruit and hire the same key personnel. Therefore, if we fail to stay competitive in salary and benefits within the industry it may negatively impact our ability to hire and retain key personnel. The inability to recruit, hire, and retain qualified personnel in a timely manner, or the loss of any key personnel, may make it difficult to meet key objectives, such as timely and effective product introductions.

Credit Facility
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Presently, we have no borrowings; however, we cannot make any assurances that we will not need to borrow amounts under this facility. If this or any other Credit Facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial condition and cash flows.
Change in Competition and Pricing
We rely on third-party manufacturers to build our universal wireless control products. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition may arise from manufacturers who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we may experience downward pressure on our pricing or lose sales, which may have a material adverse effect on our operating results, financial condition and cash flows.
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
Proprietary Technologies
We produce highly complex products that incorporate leading-edge technology, including hardware, firmware, and software. Firmware and software may contain bugs that may unexpectedly interfere with product operation. There can be no assurance that our testing programs will detect all defects in individual products or defects that may affect numerous shipments. The presence of defects may harm customer satisfaction, reduce sales opportunities, or increase returns. An inability to cure or repair such a defect may result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, increased inventory costs, or product reengineering expenses, any of which may have a material impact on our operating results, financial condition and cash flows.
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
Growth Projections
Management has made the projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America regarding future events and the financial performance of the company, including those involving:
•	the benefits the company expects as a result of the development and success of products and technologies, including new products and technologies;
•	the recently announced new contracts with new and existing customers and new market penetrations;
•	the growth expected as a result of the digital from analog conversion;
•	the expected continued growth in digital TVs, PVRs and overall growth in the company’s industry; and
•	the effects we may experience due to the continued softness in worldwide markets driven by the current economic environment.
Actual events or results may be unfavorable to management’s projections, which may have a material adverse effect on our projected operating results, financial condition and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments as of the date of filing this Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Cypress, California. We utilize the following office facilities:

		Square
Location	Purpose or Use	Feet	Status
Cypress, California	Corporate headquarters, engineering, research and development	34,080	Leased, expires January 31, 2012
Twinsburg, Ohio	Consumer and customer call center	21,509	Leased, expires May 30, 2011
Enschede, Netherlands	International headquarters and call center	18,292	Leased, expires September 30, 2013
Bangalore, India	Engineering, research and development	17,713	Leased, expired February 28, 2010
Shenzhen, China	Engineering, quality assurance, research and development	6,127	Leased, expires February 15, 2013
San Mateo, California	Engineering, research and development	4,868	Leased, expires June 30, 2011
Hong Kong, China	Operations and administrative services	3,060	Leased, expires November 15, 2011
In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices. Furthermore, in order to support the growth of our company, during 2008 we completed renovations to expand our corporate headquarters. Our lease for the Bangalore office expired on February 28, 2010. We are negotiating a renewal. We believe we will obtain a renewal under similar terms, however there can be no assurance that we will renew under similar terms or that our offer to renew will be accepted.
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 10” for additional information regarding our obligations under leases.

ITEM 3. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 12” is incorporated by reference.
PART II
ITEM 4. RESERVED
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 11, 2010 was $22.84. Our stockholders of record on March 11, 2010 numbered 136. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during 2009.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2009		2008
	High	Low	High	Low
First Quarter	$19.80	$10.85	$35.50	$18.04
Second Quarter	22.50	17.27	28.20	20.67
Third Quarter	22.12	16.99	27.99	19.02
Fourth Quarter	24.07	19.80	26.49	12.33
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet Be
			Publicly	Purchased
	Total Number of	Weighted Average	Announced	Under the
	Shares	Price Paid	Plans	Plans or
Period	Purchased	per Share	or Programs	Programs
10/1/2009 — 10/31/2009	32,634	$20.69	—	—
11/1/2009 — 11/30/2009	43,878	21.90	—	—
12/1/2009 — 12/31/2009	39,679	21.91	—	—

Total during fourth quarter	116,191	$21.57	—	—

During the year ended December 31, 2009, we repurchased 404,643 shares of our issued and outstanding common stock for $7.7 million under an ongoing and systematic program approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On February 11, 2010, our Board of Directors revisited this program and authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock.

Equity Compensation Plans
Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated by reference to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” under the caption “Equity Compensation Plan Information” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15” under the caption “Stock-Based Compensation.”
Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of our Peer Group Index, Standard & Poor’s Small Cap 600 (the “S&P Small Cap 600”) and the NASDAQ Composite Index for the five year period ended December 31, 2009. The comparison assumes that $100 is invested on December 31, 2004 in each of our common stock, the Peer Group Index, S&P Small Cap 600 and the NASDAQ Composite Index and that all dividends are reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
During the five years ended December 31, 2009, three of our peer group companies were acquired and as a result the Peer Group Index is composed of only two companies. Given the decrease in the number of companies and its composition, we believe the relevance of the Peer Group Index has been impaired. As a result we have replaced the Peer Group Index with the S&P Small Cap 600 (of which we are a member). In this year of change we have shown the new and old index for comparison purposes. Beginning with our 2010 Annual Report on Form 10-K, we will no longer include the Peer Group Index.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.
Comparison of Stockholder Returns of Universal Electronics Inc.,
the Peer Group Index (1), S&P Small Cap 600 and the NASDAQ Composite Index

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Universal Electronics Inc.	$100	$98	$119	$190	$92	$132
Peer Group Index	$100	$107	$105	$82	$36	$50
S&P Small Cap 600	$100	$107	$122	$120	$82	$101
NASDAQ Composite Index	$100	$101	$111	$122	$72	$104

(1)	Companies in the Peer Group Index are as follows: Harman International Industries, Inc. and Koss Corporation.
Information presented is as of the end of each calendar year for the period December 31, 2004 through 2009. This information shall not be deemed to be “solicited material” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) nor shall this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The information below is not necessarily indicative of the results of future operations and should be read in conjunction with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the Consolidated Financial Statements and notes thereto included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Net sales	$317,550	$287,100	$272,680	$235,846	$181,349
Operating income	$21,947	$20,761	$26,451	$18,517	$11,677
Net income	$14,675	$15,806	$20,230	$13,520	$9,701
Earnings per share:
Basic	$1.07	$1.13	$1.40	$0.98	$0.72
Diluted	$1.05	$1.09	$1.33	$0.94	$0.69
Shares used in calculating earnings per share:
Basic	13,667	14,015	14,410	13,818	13,462
Diluted	13,971	14,456	15,177	14,432	13,992
Cash dividend declared per common share	—	—	—	—	—
Gross margin	32.0%	33.5%	36.4%	36.4%	37.0%
Selling, general, administrative, research and development expenses as a % of net sales	25.1%	26.3%	26.7%	28.5%	30.6%
Operating margin	6.9%	7.2%	9.7%	7.9%	6.4%
Net income as a % of net sales	4.6%	5.5%	7.4%	5.7%	5.4%
Return on average assets	6.5%	7.3%	10.2%	8.3%	6.8%
Working capital	$127,086	$122,303	$140,330	$106,179	$77,201
Ratio of current assets to current liabilities	3.1	3.0	4.0	3.4	2.8
Total assets	$233,307	$217,555	$217,285	$178,608	$146,319
Cash and cash equivalents	$29,016	$75,238	$86,610	$66,075	$43,641
Long—term debt	—	—	—	—	—
Stockholders’ equity	$169,730	$153,353	$168,242	$134,217	$103,292
Book value per share (a)	$12.40	$11.24	$11.55	$9.58	$7.63
Ratio of liabilities to liabilities and stockholders’ equity	27.3%	29.5%	22.6%	24.9%	29.4%

(a)	Book value per share is defined as stockholders’ equity divided by common shares issued, less treasury stock.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We have developed a broad line of pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include OEMs, MSOs (cable and satellite service providers), international retailers, CEDIA (Custom Electronic Design and Installation Association), North American retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products. We believe that our universal remote control database contains device codes that are capable of controlling virtually all IR controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 451,000 individual device functions and over 4,000 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We operate as one business segment. We have thirteen subsidiaries located in Argentina, Cayman Islands, France, Germany (2), Hong Kong (2), India, Italy, the Netherlands, Singapore, Spain and the United Kingdom.
To recap our results for 2009:
•	Our revenue grew 10.6% from $287.1 million in 2008 to $317.6 million in 2009.
•	Our sales growth in 2009 was the result of strong demand from the customers in our business category, due in part to the continuation of the upgrade cycle from analog to digital, consumer demand for advanced-function offerings from subscription broadcasters, increased share with existing customers, and new customer wins.
•	Our 2009 operating income increased 5.7% to $21.9 million from $20.8 million in 2008. Our operating margin percentage decreased from 7.2% in 2008 to 6.9% in 2009 due primarily to the decrease in our gross margin percentage from 33.5% in 2008 to 32.0% in 2009. The decrease in our gross margin rate was due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin business category. In addition, the weakening of both the Euro and the British Pound versus the U.S. dollar also contributed to the decline in our gross margin percentage. Partially offsetting the decrease in our gross margin percentage was a 120 basis point improvement in operating expenses as a percentage of net sales in 2009 compared to 2008.
•	In spite of challenging worldwide economic conditions that persisted throughout 2009, we continued to grow sales, acquired the remote control assets of Zilog, generated $24 million in cash flow from operations, and enter 2010 well-positioned.
Our strategic business objectives for 2010 include the following:
•	increase our share with existing customers;
•	acquire new customers in historically strong regions;
•	continue our expansion into new regions, Asia in particular;
•	continue to develop industry-leading technologies and products; and
•	continue to evaluate potential acquisition and joint venture opportunities that may enhance our business.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-

lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.
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
Sales allowances reduce gross accounts receivable and gross sales to arrive at accounts receivable, net and net sales in the same period the related receivable and revenue is recorded. We have no obligations after the delivery of our products other than any associated warranties.
We record a provision for estimated retail sales returns. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. The allowance for sales returns balance at December 31, 2009 and 2008 was $2.0 million and $2.8 million, respectively. The allowance for sales returns balance at December 31, 2009 and 2008 contained reserves for items returned prior to year-end, but that were not completely processed, and therefore not yet removed from the allowance for sales returns balance. We estimate that if these returns had been fully processed the allowance for sales returns balance would have been approximately $1.4 million and $0.8 million on December 31, 2009 and 2008. The value of these returned goods was included in our inventory balance at December 31, 2009 and 2008.
We accrue for discounts and rebates on product sales in the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Changes in such accruals may be required if future rebates and incentives differ from our estimates. Rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales if we provide products or services for payment.
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. Our historical reserves have been sufficient to cover losses from uncollectible accounts. We incurred $0.4 million of bad debt expense in 2009 to reflect certain customer accounts where collection was highly uncertain in the current economic environment. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted, either upward or downward.

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
Warranty
We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department or contracted third-party warranty repair facilities. Our warranty periods range up to three years. We estimate and recognize product warranty costs, which are included in cost of sales, as we sell the related products. Warranty costs are forecasted based on the best available information, primarily historical claims experience and the expected cost per claim. The costs we have incurred to service warranty claims have been minimal. Historically, product defects have been less than 0.5% of the net units sold. As a result the balance of our reserve for estimated warranty costs is not significant.
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
Inventories
Our inventories consist primarily of wireless control devices and the related component parts, primarily integrated circuits, and are valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. We write-down our inventory for the estimated difference between the inventory’s cost and its estimated market value based upon our best estimates about future demand and market conditions.
We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write-down any excess or obsolete inventories on hand. Our total excess and obsolete inventory reserve as of December 31, 2009 and 2008 was $1.8 million and $1.5 million, respectively, or 4.1% and 3.5% of total inventory. The increase in our excess and obsolete reserve in 2009 was the result of $3.4 million of additional write-downs, offset primarily by $3.1 million of scrapped inventory. This compared to additional write-downs of $2.4 million offset primarily by scrapped inventory of $2.7 million in 2008.
We have not made any material changes in the accounting methodology used to establish our excess and obsolete inventory reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our excess and obsolete inventory reserve. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $0.4 million.
Business Combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets and the liabilities assumed, as well as in-process research and development (“IPR&D”), based upon their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant fair value estimates and assumptions, especially with respect to intangible assets. Management estimates the fair value of certain intangible assets by utilizing the following (but not limited to):

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
We perform an impairment review when we determine that the carrying value of a long-lived asset or an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment. If the carrying value of the asset is larger than the undiscounted cash flows, the asset is impaired. We measure an impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In assessing the recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.
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
Capitalized Software Development Costs
At each balance sheet date, we compare the unamortized capitalized software development costs to the net realizable value of the related product. The amount by which the unamortized capitalized software development costs exceed the net realizable value of the related product is written off. The net realizable value is the estimated future gross revenues attributable to each product reduced by its estimated future completion costs and disposal. Any remaining amount of capitalized software development costs that have been written down are considered to be the cost for subsequent accounting purposes, and the amount of the write-down is not subsequently restored.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of net realizable value we use to test for impairment losses on capitalized software development costs. However, if actual results are not consistent with our estimates and assumptions we may be exposed to impairment charges.
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
When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Our domestic and international operations are components and reporting units of our sole operating segment. On December 31, 2009, the goodwill allocated to the domestic and international reporting units was $8.3 million and $5.4 million, respectively.
To evaluate whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to EBITDA for comparable companies. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.
The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We continue to estimate the fair value of our reporting units to be in excess of their carrying value, and therefore have not recorded any impairment. The amount by which the fair value of our reporting units exceeded their book value utilizing the income and market approaches ranged from 33 percent to 632 percent and therefore we concluded our goodwill was not impaired at December 31, 2009. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates and assumptions we may be exposed to material impairment charges.
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
We are subject to income taxes in the United States and foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges in accordance with the accounting for uncertainty in income taxes prescribed by U.S. GAAP. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates.
We have recorded a liability for uncertain tax positions of $2.8 million at December 31, 2009. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. Our reserve for uncertain tax positions is primarily attributable to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and any related interest. We review our reserves quarterly, and we may adjust such reserves due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of advanced pricing agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. The amounts ultimately paid upon resolution of audits may be materially different from the amounts previously included in our income tax expense and, therefore, may have a material impact on our operating results, financial position and cash flows.
Stock-Based Compensation Expense
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. During the year ended December 31, 2009, 2008 and 2007, we recorded $4.3 million, $4.2 million and $3.5 million, respectively, in pre-tax stock-based compensation expense. The income tax benefit associated with stock-based compensation expense was $1.5 million, $1.5 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-based compensation expense by income statement caption for the years ended December 31, 2009, 2008 and 2007 was the following:

(in thousands)	2009	2008	2007

Cost of sales	$33	$17	$31
Research and development	434	356	418
Selling, general and administrative	3,845	3,870	3,072

Total stock-based compensation expense	$4,312	$4,243	$3,521

Selling, general and administrative expense includes pre-tax stock-based compensation related to restricted stock awards granted to outside directors of $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. We issue restricted stock awards to the outside directors for services performed. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period of one year.
Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.3 million, $0.2 million and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. We issue stock option awards to the outside directors for services performed. Compensation expense for the stock option awards is recognized on a straight-line basis over the requisite service period of three years.
Stock Option Grants
During the year ended December 31, 2009, the Compensation Committee and Board of Directors granted 233,400 stock options to our employees with an aggregate grant date fair value of $1.6 million under various stock incentive plans. The stock options granted to employees during 2009 consisted of the following:
(in thousands, except share amounts)

	Number of	Grant
	Shares	Date
Stock Option	Underlying	Fair
Grant Date	Options	Value	Vesting Period
January 1, 2009	15,000	$95	4 -Year Vesting Period (25% each year)
February 18, 2009	15,000	74	4 -Year Vesting Period (25% each year)
February 19, 2009	7,500	33	4 -Year Vesting Period (25% each year)
February 21, 2009	10,000	58	4 -Year Vesting Period (25% each year)
March 10, 2009	185,900	1,340	4 -Year Vesting Period (6.25% each quarter)

	233,400	$1,600
On October 30, 2009, our Board of Directors appointed Carl E. Vogel to serve as a Class II Director. In connection with his appointment, our directors granted Mr. Vogel 20,000 stock options under the 2006 Stock Incentive Plan. These options are subject to a three-year vesting period (33.3% each year) and are in addition to the employee grants above. The aggregate grant date fair value of this award was $0.2 million.
During the year ended December 31, 2009, we recognized $0.3 million of pre-tax stock-based compensation expense related to our 2009 stock option grants.
At December 31, 2009, there was $2.9 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.2 years.
During the annual review cycle for 2010, the Compensation Committee granted our Named Executives 99,900 stock options under various Stock Incentive Plans. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives. The grant, dated January 25, 2010, is subject to a four-year vesting period (0% each quarter during the first year, 8.33% each quarter during the second, third and fourth years). The total grant date fair value of these awards was $1.1 million.

Restricted Stock Grants
During the year ended December 31, 2009, the Compensation Committee and Board of Directors granted 298,170 restricted stock awards under the 2006 Stock Incentive Plan to our employees with an aggregate grant date fair value of $4.5 million. The restricted stock awards granted to employees during 2009 consisted of the following:
(in thousands, except share amounts)

	Number	Grant
	of	Date
Restricted Stock	Shares	Fair
Grant Date	Granted	Value	Vesting Period
January 1, 2009	5,000	$74	4-Year Vesting Period (25% each year)
February 12, 2009	77,146	925	3-Year Vesting Period (5% each quarter during years 1-2 and 15% each quarter during year 3)
March 4, 2009	24,723	376	2-Year Vesting Period (12.5% each quarter)
March 10, 2009	147,693	2,400	3-Year Vesting Period (8.75% each quarter during years 1-2 and 7.5% each quarter during year 3)
March 10, 2009	40,500	658	4-Year Vesting Period (6.25% each quarter)
August 18, 2009	3,108	60	3-Year Vesting Period (8.75% each quarter during years 1-2 and 7.5% each quarter during year 3)

	298,170	$4,493
In addition to the grants to employees, 28,333 shares of restricted stock were granted to our outside directors during 2009. On July 1, 2009, 25,000 shares of restricted stock, with a grant date fair value of $0.5 million, were granted to our outside directors as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter). On October 30, 2009, our Board of Directors appointed Carl E. Vogel to serve as a Class II Director. In connection with his appointment, Mr. Vogel was granted 3,333 shares of restricted stock with a grant date fair value of $70 thousand (a prorated portion of the annual restricted stock grant made to each director). These shares are subject to an eight-month vesting period (833 shares vested during the fourth quarter 2009 and 1,250 shares will vest in both the first and second quarter of 2010).
During the year ended December 31, 2009, we recognized $1.5 million of pre-tax stock-based compensation expense related to our 2009 restricted stock grants.
At December 31, 2009, there was $4.5 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards which we expect to recognize over a weighted-average period of 1.9 years.
During the annual review cycle for 2010, the Compensation Committee granted our Named Executives 45,500 restricted stock awards under the 2006 Stock Incentive Plan. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives. The grant, dated January 25, 2010, is subject to a four-year vesting period (0% each quarter during the first year, 8.33% each quarter during the second, third and fourth years). The total grant date fair value of these awards was $1.1 million.
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
We do not believe it is reasonably likely that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with our estimates and assumptions we may be exposed to material stock-based compensation expense. Refer to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements - Note 15” for additional disclosure regarding stock-based compensation expense.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
(in thousands)	2009		2008		2007
Net sales	$317,550	100.0%	$287,100	100.0%	$272,680	100.0%
Cost of sales	215,938	68.0	190,910	66.5	173,329	63.6

Gross profit	101,612	32.0	96,190	33.5	99,351	36.4
Research and development expenses	8,691	2.7	8,160	2.8	8,820	3.2
Selling, general and administrative expenses	70,974	22.4	67,269	23.5	64,080	23.5

Operating income	21,947	6.9	20,761	7.2	26,451	9.7
Interest income	471	0.1	3,017	1.1	3,104	1.1
Other (expense) income, net	(241)	(0.0)	311	0.1	7	0.0

Income before income taxes	22,177	7.0	24,089	8.4	29,562	10.8
Provision for income taxes	7,502	2.4	8,283	2.9	9,332	3.4

Net income	$14,675	4.6%	$15,806	5.5%	$20,230	7.4%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Consolidated
Net sales for the year ended December 31, 2009 were $317.6 million, an increase of 11% compared to $287.1 million for the same period last year. Net income for 2009 was $14.7 million or $1.05 per diluted share compared to $15.8 million or $1.09 per diluted share for 2008.

	2009		2008
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$262.5	82.7%	$231.5	80.6%
Consumer	55.1	17.3%	55.6	19.4%

Total net sales	$317.6	100.0%	$287.1	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 83% of net sales for 2009 compared to approximately 81% for 2008. Net sales in our business lines for 2009 increased by approximately 13% to $262.5 million from $231.5 million in 2008. This increase in net sales resulted primarily from an increase in the volume of remote control sales, which was partially offset by lower prices. The increase in remote control sales volume was attributable to the continued deployment of advanced function set-top boxes by the service operators, market share gains with a few key subscription broadcasting customers and new customer wins. These advanced functions include digital video recording (“DVR”), video-on-demand (“VOD”), and high definition television (“HDTV”). We expect that the deployment of the advanced function set-top boxes by the service operators will continue into the foreseeable future as penetration for each of the functions cited continues to increase.
Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 17% of net sales for 2009 compared to approximately 19% for 2008. Net sales in our consumer lines for 2009 decreased by 1% to $55.1 million from $55.6 million in 2008. The 2009 net sales were negatively impacted by the weakening of the Euro and the British Pound compared to the U.S. dollar, which resulted in a decrease in net sales of approximately $3.6 million. Net of the currency effect, net retail sales outside of the United States were down by an additional $0.9 million. Net private label sales in the United States decreased by $1.4 million, or 70%, to $0.6 million in 2009 from $2.0 million in 2008. In addition, net sales in the CEDIA market decreased by $0.8 million, or 11%, from $7.0 million in 2008 to $6.2 million in 2009. Partially offsetting these decreases was North

American retail, which increased net sales by $6.2 million, from $2.0 million in 2008 to $8.2 million in 2009. The increase in North American retail was the result of our distribution agreement with Audiovox, which was signed during the second quarter of 2008.
Gross profit for 2009 was $101.6 million compared to $96.2 million for 2008. Gross profit as a percent of sales decreased to 32.0% in 2009 from 33.5% in 2008, due primarily to the following:
•	Sales mix, as a higher percentage of our total sales was comprised of our lower margin Business category. In addition, sales mix within our sales categories also contributed to the decrease in our gross margin rate as consumers trended towards value-oriented products. Collectively, the aforementioned resulted in a decrease of 0.7% in the gross margin rate;
•	Foreign currency fluctuations caused a decrease of 0.7% in the gross margin rate driven by the weakening of the Euro and British Pound as compared to the U.S. dollar;
•	An increase in inventory scrap expense caused a decrease of 0.2% in the gross margin rate.
Included within the sales mix calculation was the positive benefit of our relationship with Maxim Integrated Products which resulted in an increase in our gross margin percentage of approximately 1.0%. During 2009 we agreed to be Maxim’s sales agent in return for a sales agency fee. The sales agency fee during 2009 was $4.4 million. During 2010, as the transition from the Zilog chip platform to the Maxim chip platform progresses, we will begin to take over full sales and distribution rights, procuring and selling the chips directly to Zilog’s former customers. We anticipate this relationship will lead to growth in revenue and earnings going forward.
Research and development expenses increased 7% from $8.2 million in 2008 to $8.7 million in 2009. The increase is primarily due to additional labor dedicated to general research & development activities.
Selling, general and administrative expenses increased 6% from $67.3 million in 2008 to $71.0 million in 2009. The weakening of the Euro compared to the U.S. dollar resulted in a decrease of $1.6 million; net of the currency effect, selling, general and administrative expenses increased by $5.3 million. Legal, accounting, and advisory professional service expense increased by $1.1 million, due to the acquisition of assets from Zilog, which was completed during the first quarter of 2009. The newly-acquired Zilog operations increased operating expenses by an additional $3.8 million. In addition, severance costs of approximately $0.9 million were incurred in 2009. During the fourth quarter of 2009, we also settled a copyright infringement lawsuit which increased operating expenses by approximately $0.6 million. Partially offsetting these increases was a decline in advertising and tradeshow expense which decreased by $1.1 million.
In 2009, we recorded $0.5 million of net interest income compared to $3.0 million for 2008. The decrease in interest income is due to significantly lower interest rates.
We recorded income tax expense of $7.5 million in 2009 compared to $8.3 million in 2008. Our effective tax rate was 33.8% in 2009 compared to 34.4% in 2008. The decrease in our effective tax rate was due primarily to the completion of our Dutch tax audit for 2002 through 2006 which resulted in approximately $0.4 million of tax reserves being reversed and credited into income in the fourth quarter of 2009, offset partially by a higher percentage of income earned in higher tax rate jurisdictions in 2009 compared to 2008.
Management expects net sales for the year ended December 31, 2010 to be between $325 million and $340 million as compared to $317.6 million for the year ended December 31, 2009. During 2009, we benefited from a significant customer purchasing the majority of its remote controls from us. In 2010, we expect this customer to return to a more traditional dual source arrangement, where we will continue to supply one-hundred percent of their chipsets, but will share the remote control volume with an additional source. A chipset is sold for less than a finished good remote, however they command a slightly higher gross margin percentage. We estimate this will decrease our net sales to this customer by approximately $25.0 million during 2010 compared to the year ended December 31, 2009. However, we believe that growth from our existing customers and the addition of new customers, both domestically and internationally, as well as the impact of the Zilog acquisition, will more than offset this decrease in net sales.

Earnings per share for the year ending December 31, 2010 is expected to be between $1.20 and $1.35 as compared to the $1.05 per diluted share earned in the year ended December 31, 2009.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Consolidated
Net sales for the year ended December 31, 2008 were $287.1 million, an increase of 5% compared to $272.7 million for the year ended December 31, 2007. Net income for 2008 was $15.8 million or $1.09 per diluted share compared to $20.2 million or $1.33 per diluted share for 2007.

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
Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 19% of net sales for 2008 compared to approximately 21% for 2007. Net sales in our consumer lines for 2008 decreased by 4% to $55.6 million from $58.0 million in 2007. The sales were negatively impacted by the weakening of the British Pound compared to the U.S. dollar, which resulted in a decrease in net sales of approximately $2.1 million. The strengthening of the Euro compared to the U.S. dollar positively impacted sales, which resulted in an increase of $1.0 million. Net of the currency effect, retail sales outside of the United States were down by $3.1 million, primarily due to lower sales in the UK, Spain and France. Additionally, Private Label sales in the United States decreased by $1.2 million, or 38%, to $2.0 million in 2008 from $3.2 million in 2007. Partially offsetting these decreases is our expanding presence in the CEDIA market which increased sales by $2.2 million, or 47%, from 2007. In addition, other US Retail increased by $0.8 million, from $1.2 million in 2007 to $2.0 million in 2008, due to customer wins.
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
Liquidity and Capital Resources
Sources and Uses of Cash

	Year Ended		Year Ended		Year Ended
	December 31,	Increase	December 31,	Increase	December 31,
(In thousands)	2009	(Decrease)	2008	(Decrease)	2007
Cash provided by operating activities	$23,987	$(6,165)	$30,152	$10,215	$19,937
Cash used for investing activities	(66,091)	(58,671)	(7,420)	(1,237)	(6,183)
Cash (used for) provided by financing activities	(4,222)	20,965	(25,187)	(26,585)	1,398
Effect of exchange rate changes on cash	104	9,021	(8,917)	(14,300)	5,383

		Increase
	December 31, 2009	(Decrease)	December 31, 2008
Cash and cash equivalents	$29,016	$(46,222)	$75,238
Working capital	127,086	4,783	122,303
Net cash provided by operating activities in 2009 was $24.0 million compared to $30.2 million during 2008. The decrease in cash flows from operating activities in 2009 compared to 2008 was primarily due to our deliberate effort to improve our vendor management which commenced during 2008 and resulted in a $15.6 million cash inflow by the end of 2008. As a result of the improved vendor terms being negotiated and implemented in 2008, there was minimal opportunity for improvement relating to accounts payable in 2009. Days in payables actually decreased from 81 days at December 31, 2008 to 67 days at December 31, 2009 resulting in a cash outflow of approximately $2.1 million in 2009. In addition, during 2009 we had cash outflows related to accounts receivable of $4.2 million compared to cash outflows of $1.5 million during 2008 due primarily to higher net sales over the last couple of years. Partially offsetting the aforementioned activity was an improvement in inventory turns from 4.4 turns in 2008 to 5.3 turns in 2009. Despite having higher sales, our inventory levels decreased from $43.7 million at December 31, 2008 to $40.9 million at December 31, 2009 compared to an inventory build of $8.8 million from December 31, 2007 to December 31, 2008.
Net cash provided by operating activities in 2008 was $30.2 million compared to $19.9 million during 2007. The increase in cash flows from operating activities in 2008 compared to 2007 was primarily due to an increase in accounts payable. Accounts payable increased at a higher rate compared to the prior year due to improved vendor management, including negotiating better payment terms with certain significant vendors.
Our days sales outstanding improved from 82 days for the fourth quarter 2007 to 68 days for the fourth quarter 2008 resulting in a $3.5 million improvement in working capital in 2008 compared to 2007. Partially offsetting the improvement in days sales outstanding is the decrease in inventory turns from 5.0 during 2007 to 4.4 during 2008. The decrease in inventory turns was a result of our deliberate effort to reduce costly air shipments by carrying additional safety stock as well as maintain high customer service levels with existing and newly acquired customers.

Net cash used for investing activities during 2009 was $66.1 million as compared to $7.4 million and $6.2 million during 2008 and 2007, respectively. The increase in cash used for investing activities in 2009 was primarily due to the acquisition of intangible assets and goodwill of $9.5 million from Zilog and our term deposit investment of $49.2 million. Please refer to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Notes 7 and 21” for additional disclosure regarding our purchase of goodwill and intangible assets from Zilog.
Net cash used for financing activities was $4.2 million during 2009 compared to $25.2 million during 2008 and cash provided by financing activities of $1.4 million during 2007. Proceeds from stock option exercises were $3.3 million during 2009 compared to proceeds of $1.2 million and $12.6 million during 2008 and 2007, respectively. In 2009, gains from stock option exercises resulted in a $0.3 million excess tax benefit compared to $0.3 million and $3.3 million for 2008 and 2007, respectively. In addition, we purchased 404,643 shares of our common stock at a cost of $7.7 million during 2009, compared to 1,118,318 and 471,300 shares at a cost of $26.7 million and $14.5 million during 2008 and 2007, respectively. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board.
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income.
At December 31, 2009 we had no debt, however we cannot make any assurances that we will not need to borrow amounts under this Credit Facility. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(in thousands)	Total	1 year	Years	years	5 years

Contractual obligations:
Operating lease obligations	$4,649	$1,905	$2,376	$368	$—
Purchase obligations(1)	39,516	11,516	16,000	12,000	—

Total contractual obligations	$44,165	$13,421	$18,376	$12,368	$—

(1)	Purchase obligations primarily include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures, acquisitions and discretionary share repurchases. We are able to supplement our short-term liquidity, if necessary, with our Credit Facility.

Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2009, we had $127.1 million of working capital compared to $122.3 million at December 31, 2008.
Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States may be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered indefinitely reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
At December 31, 2009, we had approximately $9.3 million, $14.2 million, $2.4 million and $3.1 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. In addition, at December 31, 2009 we had a six-month term deposit of $49.2 million in Asia which matured on January 21, 2010. A new term deposit of $50.3 million was entered into on March 11, 2010 and will mature on June 11, 2010. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposit with financial institutions we believe are high quality.
For information regarding our Credit Facility, see “ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”
It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that the cash generated from our operations and funds from our Credit Facility will be sufficient to support our current business operations as well as anticipated growth at least through the end of 2010; however, there can be no assurance that such funds will be adequate for that purpose.
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
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At December 31, 2009, the 12-month LIBOR plus the fixed margin was 2.8% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
At December 31, 2009 we had no debt, however we cannot make any assurances that we will not need to borrow amounts under this Credit Facility. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our earnings, cash flow and financial position.
At December 31, 2009 we had wholly owned subsidiaries in Argentina, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for fiscal 2009 were the Euro and the British Pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
From time to time, we enter into foreign currency exchange agreements to manage the foreign currency exchange rate risks inherent in our forecasted income and cash flows denominated in foreign currencies. The terms of these foreign currency exchange agreements normally last less than nine months. We recognize the gains and losses on these foreign currency contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.
It is difficult to estimate the impact of fluctuations on reported income, as it depends on the opening and closing rates, the average net balance sheet positions held in a foreign currency and the amount of income generated in local currency. We routinely forecast what these balance sheet positions and income generated in local currency may be and we take steps to minimize exposure as we deem appropriate. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge. We do not enter into any derivative transactions for speculative purposes.
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2009, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. dollar fluctuate 10% from December 31, 2009, net income and cash flows in the first quarter of 2010 would fluctuate by approximately $0.6 million and $6.7 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index to the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Electronics Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Irvine, California
March 15, 2010

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$29,016	$75,238
Term deposit	49,246	—
Accounts receivable, net	64,392	59,825
Inventories, net	40,947	43,675
Prepaid expenses and other current assets	2,423	3,461
Deferred income taxes	3,016	2,421

Total current assets	189,040	184,620
Equipment, furniture and fixtures, net	9,990	8,686
Goodwill	13,724	10,757
Intangible assets, net	11,572	5,637
Other assets	1,144	609
Deferred income taxes	7,837	7,246

Total assets	$233,307	$217,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,514	$44,705
Accrued sales discounts, rebates and royalties	6,028	4,848
Accrued income taxes	3,254	2,334
Accrued compensation	4,619	3,617
Other accrued expenses	8,539	6,813

Total current liabilities	61,954	62,317
Long-term liabilities:
Deferred income taxes	153	130
Income tax payable	1,348	1,442
Other long-term liabilities	122	313

Total liabilities	63,577	64,202

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 19,140,232 and 18,715,833 shares issued at December 31, 2009 and 2008, respectively	191	187
Paid-in capital	128,913	120,551
Accumulated other comprehensive income	1,463	750
Retained earnings	118,989	104,314

	249,556	225,802

Less cost of common stock in treasury, 5,449,962 and 5,070,319 shares at December 31, 2009 and 2008, respectively	(79,826)	(72,449)

Total stockholders’ equity	169,730	153,353

Total liabilities and stockholders’ equity	$233,307	$217,555

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net sales	$317,550	$287,100	$272,680
Cost of sales	215,938	190,910	173,329

Gross profit	101,612	96,190	99,351

Research and development expenses	8,691	8,160	8,820
Selling, general and administrative expenses	70,974	67,269	64,080

Operating income	21,947	20,761	26,451
Interest income	471	3,017	3,104
Other (expense) income, net	(241)	311	7

Income before provision for income taxes	22,177	24,089	29,562
Provision for income taxes	7,502	8,283	9,332

Net income	$14,675	$15,806	$20,230

Earnings per share:
Basic	$1.07	$1.13	$1.40

Diluted	$1.05	$1.09	$1.33

Shares used in computing earnings per share:
Basic	13,667	14,015	14,410

Diluted	13,971	14,456	15,177

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Common Stock			Other
	Issued		in Treasury		Paid-in	Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Totals	Income
Balance at December 31, 2006	17,543	$175	(3,529)	$(31,964)	$94,733	$2,759	$68,514	$134,217
Comprehensive income:
Net income							20,230		$20,230
Currency translation adjustment						8,462			8,462

Total comprehensive income									$28,692

Shares issued for employee benefit plan	23	1			630			631
Purchase of treasury shares			(471)	(14,519)				(14,519)
Stock options exercised	981	9			12,588			12,597
Shares issued to Directors			25	370	(370)			—
Stock—based compensation expense					3,521			3,521
Adoption of FIN 48 (Note 8)							(236)	(236)
Tax benefit from exercise of non — qualified stock options					3,339			3,339

Balance at December 31, 2007	18,547	$185	(3,975)	$(46,113)	$114,441	$11,221	$88,508	$168,242

Comprehensive income:
Net income							15,806		$15,806
Currency translation adjustment						(10,471)			(10,471)

Total comprehensive income									$5,335

Shares issued for employee benefit plan and compensation	55	1			632			633
Purchase of treasury shares			(1,118)	(26,689)				(26,689)
Stock options exercised	114	1			1,157			1,158
Shares issued to Directors			23	353	(353)			—
Stock—based compensation expense					4,243			4,243
Tax benefit from exercise of non — qualified stock options and vested restricted stock					431			431

Balance at December 31, 2008	18,716	$187	(5,070)	$(72,449)	$120,551	$750	$104,314	$153,353

Comprehensive income:
Net income							14,675		$14,675
Currency translation adjustment						713			713

Total comprehensive income									$15,388

Shares issued for employee benefit plan and compensation	145	1			740			741
Purchase of treasury shares			(405)	(7,747)				(7,747)
Stock options exercised	279	3			3,272			3,275
Shares issued to Directors			25	370	(370)			—
Stock—based compensation expense					4,312			4,312
Tax benefit from exercise of non — qualified stock options and vested restricted stock					408			408

Balance at December 31, 2009	19,140	$191	(5,450)	$(79,826)	$128,913	$1,463	$118,989	$169,730

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash provided by operating activities:
Net income	$14,675	$15,806	$20,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,801	6,084	4,675
Provision for doubtful accounts	363	442	23
Provision for inventory write-downs	3,480	2,671	2,146
Deferred income taxes	(1,141)	(448)	219
Tax benefit from exercise of stock options and vested restricted stock	408	431	3,339
Excess tax benefit from stock-based compensation	(250)	(344)	(3,320)
Shares issued for employee benefit plan	741	633	631
Stock-based compensation	4,312	4,243	3,521
Changes in operating assets and liabilities:
Accounts receivable	(4,206)	(1,478)	(5,033)
Inventories	(354)	(12,219)	(9,194)
Prepaid expenses and other assets	552	(1,888)	837
Accounts payable and accrued expenses	(2,096)	15,557	3,982
Accrued income and other taxes	702	662	(2,119)

Net cash provided by operating activities	23,987	30,152	19,937

Cash used for investing activities:
Term deposit	(49,246)	—	—
Acquisition of equipment, furniture and fixtures	(6,171)	(5,945)	(4,802)
Acquisition of intangible assets	(1,172)	(1,475)	(1,381)
Acquisition of assets from Zilog, Inc.	(9,502)	—	—

Net cash used for investing activities	(66,091)	(7,420)	(6,183)

Cash (used for) provided by financing activities:
Proceeds from stock options exercised	3,275	1,158	12,597
Treasury stock purchased	(7,747)	(26,689)	(14,519)
Excess tax benefit from stock—based compensation	250	344	3,320

Net cash (used for) provided by financing activities	(4,222)	(25,187)	1,398
Effect of exchange rate changes on cash	104	(8,917)	5,383

Net (decrease) increase in cash and cash equivalents	(46,222)	(11,372)	20,535
Cash and cash equivalents at beginning of year	75,238	86,610	66,075

Cash and cash equivalents at end of year	$29,016	$75,238	$86,610

Supplemental Cash Flow Information — Income taxes paid were $7.3 million, $8.2 million and $8.1 million in 2009, 2008, and 2007, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Note 1 — Description of Business
Universal Electronics Inc., based in Southern California, has developed a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home environment. Our primary markets include cable and satellite service providers, retail, original equipment manufacturers (“OEMs”), custom installers, private label, and companies in the personal computing industry. Over the past 22 years, we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies. In addition, we sell our universal wireless control products and other audio-visual accessories through our European headquarters in the Netherlands and to distributors and retailers in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico, and selected countries in Asia and Latin America under the One For All® brand name.
As used herein, the terms “we”, “us” and “our” refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All the intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
Revenue Recognition and Sales Allowances
We recognize revenue on the sale of products when delivery has occurred, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectability is reasonably assured. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Sales allowances reduce gross accounts receivable and gross sales to arrive at accounts receivable, net and net sales in the same period the related receivable and revenue is recorded (see Note 4 for further information concerning our sales allowances).
The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. We have no obligations after delivery of our products other than the associated warranties (see Note 12 for further information concerning our warranty obligations).
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
We may from time to time initiate the sale of certain intellectual property, including patented technologies, trademarks, or a particular database of infrared codes. When a fixed upfront fee is received in exchange for the conveyance of a patent, trademark, or database delivered that represents the culmination of the earnings process, we record revenue when delivery has occurred, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured.
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
Income Taxes
Income tax expense includes U.S. and foreign income taxes. We account for income taxes using the liability method. We record deferred tax assets and deferred tax liabilities on our balance sheet for expected future tax consequences of events recognized in our financial statements in a different period than our tax return using enacted tax rates that will be in effect when these differences reverse. We record a valuation allowance to reduce net deferred tax assets if we determine that it is more likely than not that the deferred tax assets will not be realized. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.
A tax position that is more likely than not is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. See Note 8 for further information concerning income taxes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.3 million, $2.1 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $7.9 million, $8.4 million and $7.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense, net of estimated forfeitures, in proportion to vesting during the requisite service period, which is generally one to four years. We determined the fair value of the restricted stock awards utilizing the average of the high and low trade prices of our Company’s shares on the date they were granted. We have evaluated the available option pricing models and the assumptions we may utilize to estimate the grant date fair value of stock options granted to employees and directors. We have elected to utilize the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the following: weighted average fair value of grant, risk-free interest rate, expected volatility and expected life in years. As part of our assessment of possible assumptions, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we calculate the expected volatility of our common stock utilizing its historical volatility over a period of time equal to the expected term of the stock option. In addition, we examined the historical pattern of stock option exercises in an effort to determine if there were any discernable patterns based on employee classification. From this analysis, we identified two classifications: (1) Executives and Board of Directors and (2) Non-Executives. Our estimate of expected life is computed utilizing historical exercise patterns and post-vesting behavior within each of the two identified classifications. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. See Notes 13 and 15 for further information regarding stock-based compensation.
Foreign Currency Translation and Foreign Currency Transactions
We use the U.S. dollar as our functional currency for financial reporting purposes. The functional currency for most of our foreign subsidiaries is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive income in stockholders’ equity, and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are not intended for settlement are translated at exchange rates in effect at the balance sheet date. Our intercompany foreign investments and long-term debt that are not intended for settlement are translated using historical exchange rates.
We recorded a foreign currency translation gain of $0.7 million, a loss of $10.5 million and a gain of $8.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The foreign currency translation gain of $0.7 million for the year ended December 31, 2009 was driven by the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.43 and 1.39 at December 31, 2009 and 2008, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
The foreign currency translation loss of $10.5 million for the year ended December 31, 2008 was driven by the strengthening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.39 and 1.46 at December 31, 2008 and 2007, respectively. The foreign currency translation loss during 2008 was compounded by our transfer of €47.0 million, or $60.2 million, into Hong Kong dollars (which are indexed to the U.S. dollar) in November 2008. The U.S. dollar/Euro spot rate at the time of transfer was 1.28. This composed approximately $7.2 million of the foreign currency translation loss for 2008.
The foreign currency translation gain of $8.5 million for the year ended December 31, 2007 was driven by the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.46 and 1.32 at December 31, 2007 and December 31, 2006, respectively.
Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other (expense) income, net (see Note 16 for further information concerning transaction gains and losses).
Financial Instruments
Our financial instruments consist primarily of investments in cash and cash equivalents, a term deposit, accounts receivable, accounts payable and accrued liabilities. The carrying value of our financial instruments approximate fair value as a result of their short maturities (see Notes 3, 4, 5 and 9 for further information concerning our financial instruments).
Cash, Cash Equivalents, and Term Deposit
Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of new term deposit is 3 months or less. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposit with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions (see Note 3 for further information concerning cash, cash equivalents, and term deposit).
Inventories
Inventories consist of remote controls, audio-video accessories and the related component parts. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis (see Note 5 for further information concerning our inventories and suppliers).
Product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventories to identify any excess or obsolete items on hand. We write-down our inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of the inventories and its estimated net realizable value. These estimates are based upon management’s judgment about future demand and market conditions. Actual results may differ from management’s judgments and additional write-downs may be required. Our total excess and obsolete inventory reserve as of December 31, 2009 and 2008 was $1.8 million and $1.5 million, respectively, or 4.1% and 3.5% of our total inventory balance.
Equipment, Furniture and Fixtures
Equipment, furniture and fixtures are recorded at cost. To qualify for capitalization an asset must have a useful life greater than one year and a cost greater than $1,000 for individual assets or $5,000 for assets purchased in bulk.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
We capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software.
For financial reporting purposes, depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included as a component of depreciation expense in operating income.
Estimated useful lives consist of the following:

Tooling and equipment	2-7 Years
Computer equipment	3-7 Years
Software	3-5 Years
Furniture and fixtures	5-7 Years
Leasehold improvements	Lesser of lease term or useful life (approximately 2 to 6 years)
See Note 6 for further information concerning our equipment, furniture and fixtures.
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
To evaluate whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to EBITDA for comparable companies. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.
The impairment loss would be measured by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
We conducted annual goodwill impairment reviews as of December 31, 2009, 2008 and 2007. Based on the analysis performed, we determined that the fair values of our reporting units exceeded their carrying amounts, including goodwill, and therefore they were not impaired. See Notes 7 and 21 for further information concerning goodwill.
Long-Lived and Intangible Assets Impairment
Intangible assets consist principally of distribution rights, patents, trademarks, trade names, developed and core technologies, capitalized software development costs (see also Note 2 under the caption Capitalized Software Development Costs) and customer relationships. Capitalized amounts related to patents represent external legal costs

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to fifteen years.
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
We conduct an impairment review when we determine that the carrying value of a long-lived or intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment. The asset is impaired if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors.
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
See Notes 6 and 14 for further information concerning long-lived assets. See Notes 7 and 21 for further information concerning intangible assets.
Capitalized Software Development Costs
Costs incurred to develop software for resale are expensed when incurred as research and development until technological feasibility has been established. We have determined that technological feasibility for our products is established when a working model is complete. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.
Capitalized software development costs are amortized on a product-by-product basis. Amortization is recorded in cost of sales and is the greater amount computed using:
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
We compare the unamortized capitalized software development costs of a product to its net realizable value at each balance sheet date. The amount by which the unamortized capitalized software development costs exceed the product’s net realizable value is written off. The net realizable value is the estimated future gross revenues of a product reduced by its estimated completion and disposal costs. Any remaining amount of capitalized software development costs are considered to be the cost for subsequent accounting purposes and the amount of the write-down is not subsequently restored. See Note 7 for further information concerning capitalized software development costs.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
The derivatives we enter into have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other (expense) income, net. Derivatives are recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. See Note 18 for further information concerning derivatives.
Fair-Value Measurements
We measure fair value using the framework established by the FASB accounting guidance for fair value measurements and disclosures. This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.
The valuation techniques are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources. Unobservable inputs require management to make certain assumptions and judgments based on the best information available. Observable inputs are the preferred source of values. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices (unadjusted) for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6 to improve the disclosure and transparency of fair value measurements. These amendments clarify the level of disaggregation required, and the necessary disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments in the update are effective prospectively for interim and annual periods beginning on or after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We have not yet adopted this ASU, and we do not expect its adoption will have a material effect on our consolidated results of operations and financial condition.
In October 2009, the FASB issued ASU No. 2009-14 to address accounting for arrangements that contain tangible products and software. The amendments in this update clarify what guidance should be utilized in allocating and measuring revenue for products that contain software that is “more than incidental” to the product as a whole. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of software accounting guidance. Software accounting guidance requires a vendor to use vendor-specific objective evidence (“VSOE”) of selling price to separate the software from the product and account for the two

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
elements as a multiple-element arrangement. A vendor must sell, or intend to sell, a particular element separately to assert VSOE for that element. Third-party evidence for selling price is not allowed under the software accounting model. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered elements is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. This ASU addresses concerns that the current accounting model may not appropriately reflect the economics of the underlying transactions because no revenue is recognized for some products for which the vendor has already completed the related performance. In addition, this ASU addresses the concern that more software enabled products fall within the scope of the current software accounting model than was originally intended because of ongoing technical advancements. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, however, if early adoption is elected, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption and make specific disclosures. We have not yet adopted this ASU, and we are currently evaluating the impact it may have on our consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined accounting unit. Current accounting guidance requires a vendor to use VSOE or third-party evidence (“TPE”) of selling price to separate deliverables in a multiple-deliverable arrangement. VSOE of selling price is the price charged for a deliverable when it is sold separately or, for a deliverable not yet being sold separately, the price established by management with the appropriate authority. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. An exception to this guidance exists if the vendor has VSOE or TPE of selling price for the undelivered elements in the arrangement but not for the delivered elements. In those situations, the vendor uses the residual value method to allocate revenue to the delivered element, which results in the allocation of the entire discount in the arrangement, if any, to the delivered element. This ASU addresses concerns that the current accounting model may not appropriately reflect the economics of the underlying transactions because sometimes no revenue is recognized for products for which the vendor has already completed the related performance. As a result of this amendment, multiple element arrangements will be separated in more circumstances than under the existing accounting model. This amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price utilized for each deliverable will be based on VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE or TPE evidence is available. The residual method is eliminated. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, however, if early adoption is elected, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption and make specific disclosures. We have not yet adopted this ASU, and we are currently evaluating the impact it may have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued guidance that established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this guidance will affect the total purchase price of acquisitions, as acquisition costs will now be expensed, and the allocation of fair value to specific assets and liabilities will be different. This guidance was effective for us January 1, 2009. As a result of adopting this guidance, we recognized $1.1 million of acquisition costs during the year ended December 31, 2009 related to our purchase of assets from Zilog. The acquisition costs recognized during 2009 included $0.1 million of acquisition costs that were capitalized at December 31, 2008.
In addition to the recently adopted accounting standard above, we adopted the following accounting standards during 2009, none of which had a material effect on our consolidated financial position and results of operations:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
•	In September 2009, the FASB issued an ASU to address the need for additional implementation guidance on accounting for uncertainty in income taxes. We adopted this guidance during the quarter ended September 30, 2009.
•	In August 2009, the FASB issued an ASU addressing the measurement of liabilities at fair value and reaffirmed the practice of measuring fair value using quoted market prices when a liability is traded as an asset. We adopted this guidance during the quarter ended September 30, 2009.
•	In June 2009, the FASB issued new guidance establishing the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP and identified the framework for selecting the principles to utilize in the preparation of financial statements for nongovernmental entities. We adopted this guidance during the quarter ended September 30, 2009.
•	In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. We adopted this guidance during the quarter ended June 30, 2009.
•	In April 2009, the FASB issued new guidance requiring disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted this guidance during the quarter ended June 30, 2009.
•	In April 2009, the FASB issued new guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted this guidance during the quarter ended March 31, 2009.
•	In December 2008, the FASB issued guidance requiring employers to disclose certain information about plan assets of a defined benefit pension or other postretirement plan. We adopted this guidance during the quarter ended March 31, 2009.
•	In November 2008, the FASB issued guidance clarifying how to account for defensive intangible assets subsequent to initial measurement. We adopted this guidance during the quarter ended March 31, 2009.
•	In June 2008, the FASB issued new guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. We adopted this guidance during the quarter ended March 31, 2009.
•	In April 2008, the FASB issued guidance amending the factors that should be considered while developing renewal or extension assumptions to be utilized when determining the useful life of a recognized intangible asset. We adopted this guidance during the quarter ended March 31, 2009.
•	In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements for derivative instruments and hedging activities to provide improved transparency into their uses and financial statement impact. We adopted this guidance during the quarter ended March 31, 2009.
•	In December 2007, the FASB issued new guidance changing the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. We adopted this guidance during the quarter ended March 31, 2009.
•	In November 2007, the FASB issued guidance defining collaborative arrangements and establishing reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We adopted this guidance during the quarter ended March 31, 2009.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
•	In September 2006, the FASB issued new guidance on fair value measurements. This guidance clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. In February 2008, the FASB delayed the effective date of the fair value measurements guidance for certain non-financial assets and liabilities. We adopted this new guidance for financial assets and liabilities during the quarter ended March 31, 2008. We adopted this new guidance for non-financial assets and liabilities during the quarter ended March 31, 2009.
Note 3 — Cash, Cash Equivalents, and Term Deposit
The following table sets forth our cash, cash equivalents, and term deposit that were accounted for at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Year	for Identical	Observable	Unobservable
(In thousands)	Ended	Asset	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,016	$29,016	$—	$—
Term deposit	49,246	49,246	—	—

	$78,262	$78,262	$—	$—

At December 31, 2009, we had approximately $9.3 million, $14.2 million, $2.4 million and $3.1 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. In addition, at December 31, 2009, we had a six-month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term began on July 21, 2009 and ended on January 21, 2010. The term deposit earned interest at an annual rate of 0.57%. The deposit amount and interest receivable related to this account as of December 31, 2009 was $49.2 million and 0.1 million, respectively.
On March 11, 2010, we entered into a three-month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term deposit of $50.3 million earns interest at an annual rate of 0.09%.
At December 31, 2008, we had approximately $8.4 million, $6.1 million and $60.7 million of cash and cash equivalents in the United States, Europe, and Asia, respectively.
See Note 2 under the caption Cash, Cash Equivalents, and Term Deposit for further information regarding our accounting principles.
Note 4 — Accounts Receivable, net and Revenue Concentrations
Accounts receivable, net consisted of the following at December 31, 2009 and 2008:

(in thousands)	2009	2008

Trade receivables, gross	$68,458	$65,014
Allowance for doubtful accounts	(2,423)	(2,439)
Allowance for sales returns	(1,999)	(2,823)

Net trade receivables	64,036	59,752
Other (1)	356	73

Accounts receivable, net	$64,392	$59,825

(1)	Other receivables as of December 31, 2009 consisted primarily of a reimbursement due from a vendor for quality issues, sales tax receivables, and interest due from Wells Fargo Bank on our term deposit (see Note 3).
Trade Receivables, Gross
Trade receivables, gross increased from $65.0 million at December 31, 2008 to $68.5 million at December 31, 2009. The increase in trade receivables, gross was driven primarily by net sales increasing from $78.7 million for the quarter ended December 31, 2008 to $84.9 million for the quarter ended December 31, 2009. Our days sales outstanding were approximately 68 days at both December 31, 2009 and 2008.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Allowance for Doubtful Accounts
The following changes occurred in the allowance for doubtful accounts during the years ended December 31, 2009, 2008 and 2007:
(in thousands)

	Balance at	Additions		Balance at
	Beginning of	to Costs and	(Write-offs)/	End of
Description	Period	Expenses	FX Effects	Period
Year Ended December 31, 2009	$2,439	$363	$(379)	$2,423
Year Ended December 31, 2008	$2,330	$442	$(333)	$2,439
Year Ended December 31, 2007	$2,602	$23	$(295)	$2,330
Sales Returns
The allowance for sales returns balance at December 31, 2009 and 2008 contained reserves for items returned prior to year-end, but that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. We estimate that if these returns had been fully processed, the allowance for sales returns balance would have been approximately $1.4 million and $0.8 million on December 31, 2009 and 2008, respectively. The value of these returned goods was included in our inventory balance at December 31, 2009 and 2008.
Significant Customers
During the years ended December 31, 2009, 2008 and 2007, we had net sales to two customers, that when combined with their subcontractors, each amounted to more than 10% of our total net sales.
Net sales to the first significant customer, when combined with its sub-contractors, totaled $66.8 million, $55.3 million and $46.0 million, accounting for 21.1%, 19.3% and 16.9% of our total net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Trade receivables with this customer and its sub-contractors amounted to $7.0 million and $11.7 million, or 10.9% and 19.5% of our accounts receivable, net at December 31, 2009 and 2008, respectively.
Net sales to our second significant customer, when combined with its sub-contractors, totaled $35.8 million, $38.6 million, and $36.4 million, accounting for 11.3%, 13.4% and 13.3% of our total net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Trade receivables with this customer and its sub-contractors amounted to $6.5 million and $9.1 million, or 10.1% and 15.3% of our accounts receivable, net at December 31, 2009 and 2008, respectively. The December 31, 2008 trade receivables balance for this customer and its sub-contractors was significantly higher compared to the balance at December 31, 2009 as a result of an increase in large orders shipped late in the fourth quarter 2008 as compared to fourth quarter 2009.
We had a third customer that accounted for greater than 10% of accounts receivable, net at December 31, 2009, but did not account for greater than 10% of net sales for the year then ended. Trade receivables with this customer amounted to $6.9 million, or 10.7%, of our accounts receivable, net at December 31, 2009.
The loss of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material effect on our financial condition, results of operations and cash flows. Please see Note 2 under the captions Revenue Recognition and Sales Allowances and Financial Instruments for further information regarding our accounting principles.
Note 5 — Inventories, net and Significant Suppliers
Inventories, net consisted of the following at December 31, 2009 and 2008:

(in thousands)	2009	2008

Components	$7,277	$7,879
Finished goods	35,420	37,331
Reserve for inventory obsolescence	(1,750)	(1,535)

Inventories, net	$40,947	$43,675

During the years ended December 31, 2009 and 2008, inventory write-downs totaled $3.4 million and $2.4 million, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances and manufacturing yield loss.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Please see Note 2 under the caption Inventories for further information regarding our accounting principles.
Significant Suppliers
We have elected to purchase integrated circuits (“IC”), used principally in our wireless control products, from two main sources. Purchases from one of these suppliers amounted to more than 10% of total inventory purchases in 2009, 2008 and 2007.
Purchases from this IC supplier amounted to $28.1 million, $28.2 million and $23.7 million, representing 14.8%, 15.2% and 14.9% of total inventory purchases for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts payable amounted to $3.6 million and $3.6 million, representing 9.1% and 8.1% of total accounts payable at December 31, 2009 and 2008, respectively.
During the years ended December 31, 2009 and 2008, purchases from three of our component and finished good suppliers amounted to more than 10% of total inventory purchases. In addition, purchases from two of these suppliers amounted to more than 10% of total inventory purchases in 2007.
Purchases from the first significant component and finished good supplier amounted to $44.1 million, $50.6 million and $46.5 million, representing 23.2%, 27.3% and 29.2% of total inventory purchases for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts payable amounted to $8.3 million and $11.0 million, representing 21.0% and 24.7% of total accounts payable at December 31, 2009 and 2008, respectively.
Purchases from the second significant component and finished good supplier amounted to $46.0 million, $38.1 million and $30.4 million, representing 24.3%, 20.6% and 19.1% of total inventory purchases for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts payable amounted to $11.9 million and $15.6 million, representing 30.1% and 35.0% of total accounts payable at December 31, 2009 and 2008, respectively.
Purchases from the third significant component and finished good supplier amounted to $28.9 million and $18.6 million, representing 15.2% and 10.0% of total inventory purchases for the years ended December 31, 2009 and 2008, respectively. Accounts payable amounted to $6.8 million and $5.4 million, representing 17.1% and 12.0% of total accounts payable at December 31, 2009 and 2008, respectively.
We have identified alternative sources of supply for these integrated circuits, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories of our integrated circuits, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, a reduction in their quality or reliability, or a significant increase in the prices of components, would have an adverse effect on our operating results, financial condition and cash flows.
Minimum Inventory Purchase Obligations
At December 31, 2009 we had contractual obligations to purchase $38.7 million of inventory from various suppliers over the subsequent five years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Note 6 — Equipment, Furniture and Fixtures, net
Equipment, furniture, and fixtures, net consisted of the following at December 31, 2009 and 2008:

(in thousands)	2009	2008

Tooling	$12,816	$10,567
Computer equipment	2,701	2,588
Software	3,066	2,937
Furniture and fixtures	1,651	1,740
Leasehold improvements	2,932	2,824
Machinery and equipment	1,482	1,040

	24,648	21,696
Accumulated depreciation	(17,868)	(14,275)

	6,780	7,421
Construction in progress	3,210	1,265

Total equipment, furniture and fixtures, net	$9,990	$8,686

Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $5.0 million, $4.6 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
We purchase tooling and machinery and equipment for the production of our products. The net book value of tooling and machinery and equipment located at our third party manufacturers primarily in China was $3.9 million and $3.7 million as of December 31, 2009 and 2008, respectively.
As of December 31, 2009, construction in progress included $0.6 million of tooling, $2.2 million of internal use software costs and $0.3 million of machinery and equipment. We expect that approximately 32% of the construction in progress costs will be placed in service during the first and second quarters of 2010. We will begin to depreciate those assets at that time. As of December 31, 2008, construction in progress included $0.7 million of tooling and $0.5 million of software.
Please see Note 2 under the captions Equipment, Furniture and Fixtures and Long-Lived and Intangible Assets Impairment for further information regarding our accounting principles.
Note 7 — Goodwill and Intangible Assets
Goodwill
Goodwill related to our domestic component was the result of our acquisition of a remote control company in 1998 and a software company (SimpleDevices, Inc.) in 2004. Goodwill related to our international component resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000 and the acquisition of certain assets and intellectual property from Zilog in the first quarter of 2009.
The goodwill amounts allocated to our domestic and international components as of December 31, 2009 and the changes in the carrying amount of goodwill during the fiscal year ended December 31, 2009 are as follows:

(in thousands)	Domestic	International	Total

Balance at December 31, 2008	$8,314	$2,443	$10,757
Goodwill acquired during the period (1)	—	2,902	2,902
Goodwill adjustments (2)	—	65	65

Balance at December 31, 2009	$8,314	$5,410	$13,724

(1)	During the first quarter of 2009, we acquired certain assets and intellectual property from Zilog which resulted in $2.9 million of goodwill. Refer to Note 21 for further discussion related to the purchase.

(2)	The adjustment included in international goodwill reported at December 31, 2009, was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
We conducted annual goodwill impairment reviews as of December 31, 2009, 2008 and 2007 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired. Please see Note 2 under the captions Goodwill and Fair-Value Measurements for further information regarding our accounting principles and the valuation methodology utilized.
Intangible Assets
Detailed information regarding our intangible assets, net is as follows:

	2009			2008
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$411	$(54)	$357	$399	$(53)	$346
Patents (10 years)	7,810	(3,925)	3,885	7,115	(3,292)	3,823
Trademark and trade names (10 years)	840	(441)	399	840	(357)	483
Developed and core technology (5 -15 years)(2)	3,500	(204)	3,296	1,630	(1,386)	244
Capitalized software development costs (1-2 years)	1,420	(704)	716	1,030	(289)	741
Customer relationships (15 years)(3)	3,100	(181)	2,919	—	—	—

Total carrying amount	$17,081	$(5,509)	$11,572	$11,014	$(5,377)	$5,637

(1)	This table excludes fully amortized intangible assets of $7,598 thousand and $5,928 thousand as of December 31, 2009 and 2008, respectively.

(2)	During the first quarter of 2009, we purchased core technology from Zilog valued at $3.5 million, which is being amortized ratably over fifteen years. Refer to Note 21 for further discussion regarding the purchase.

(3)	During the first quarter of 2009, we purchased customer relationships from Zilog valued at $3.1 million, which is being amortized ratably over fifteen years. Refer to Note 21 for further discussion regarding the purchase.
Amortization expense is recorded in selling, general and administrative expenses, except for amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense recorded in selling, general and administrative expense for the years ended December 31, 2009, 2008, and 2007 was $1.4 million, $1.2 million and $1.1 million, respectively. Amortization expense related to capitalized software development costs and recorded in cost of goods sold was $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Estimated future amortization expense related to our intangible assets at December 31, 2009, is as follows:

(in thousands)
2010	$1,713
2011	1,478
2012	1,237
2013	1,237
2014	1,216
Thereafter	4,691

$11,572

The remaining weighted average amortization period of intangible assets is 10.1 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Intangibles Measured at Fair Value on a Nonrecurring Basis
We recorded impairment charges related to our intangible assets of $0.01 million, $0.1 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Impairment charges related to intangible assets are recorded in amortization expense. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the year ended December 31, 2009 were the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(In thousands)	Year Ended	Assets	Observable Inputs	Unobservable Inputs	Total
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents and trademarks	$4,284			$4,284	$(13)
Eleven patents and ten trademarks with an aggregate carrying amount of $13 thousand were disposed of, resulting in impairment charges of $13 thousand during 2009 which was included in selling, general, and administrative expenses. We disposed of patents with a carrying amount of $27 thousand, capitalized software development costs with a carrying value of $46 thousand, and other intangibles with a carrying amount of $55 thousand in 2008. We disposed of patents with carrying amounts of $73 thousand in 2007. These assets no longer held any probable future economic benefits and were written-off. Impairment charges are included in selling, general and administrative expenses except for capitalized software development impairment charges which are included in cost of goods sold. Please see Note 2 under the captions Long-Lived and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements for further information regarding our accounting principles and the valuation methodology utilized.
Note 8 — Income Taxes
In 2009, 2008 and 2007, pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Domestic operations	$17,060	$16,650	$18,332
Foreign operations	5,117	7,439	11,230

Total	$22,177	$24,089	$29,562

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Current tax expense:
U.S. federal	$7,003	$5,407	$5,537
State and local	631	1,230	490
Foreign	904	2,205	3,130

Total current	8,538	8,842	9,157

Deferred tax expense (benefit):
U.S. federal	(918)	206	(60)
State and local	(376)	(627)	84
Foreign	258	(138)	151

Total deferred	(1,036)	(559)	175

Total provision	$7,502	$8,283	$9,332

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Net deferred tax assets were comprised of the following at December 31, 2009 and 2008:

(in thousands)	2009	2008

Deferred tax assets:
Inventory reserves	$272	$258
Allowance for doubtful accounts	154	117
Capitalized research costs	105	19
Capitalized inventory costs	768	757
Net operating losses	2,046	2,473
Amortization of intangibles	572	686
Accrued liabilities	1,155	764
Income tax credits	1,763	1,476
Depreciation	991	786
Stock-based compensation	2,769	2,270
Long term incentive compensation	—	201
Other	450	530

Total deferred tax assets	11,045	10,337

Deferred tax liability:
Intangible assets	(154)	(292)
Other	(495)	(675)

Total deferred tax liabilities	(649)	(967)

Net deferred tax assets before valuation allowance	10,396	9,370
Less: Valuation allowance	(179)	(189)

Net deferred tax assets	$10,217	$9,181

As of December 31, 2009 and 2008, $0.5 million and $0.4 million, respectively, of current deferred tax liabilities were recorded in other accrued expenses (see Note 9).
The deferred tax valuation allowance was $0.2 million as of December 31, 2009 and 2008.
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Tax provision at statutory U.S. rate	$7,764	$8,431	$10,347
Increase (decrease) in tax provision resulting from:
State and local taxes, net	166	392	373
Foreign tax rate differential	(36)	(154)	(649)
Nondeductible items	682	251	302
Federal research and development credits	(272)	(424)	(918)
Change in tax rate related to deferred taxes	—	—	(147)
Settlements	(449)	—	—
Other	(353)	(213)	24

Tax provision	$7,502	$8,283	$9,332

At December 31, 2009, we had state Research and Experimentation (“R&E”) income tax credit carryforwards of approximately $1.7 million. The state R&E income tax credits do not have an expiration date.
At December 31, 2009, we had federal, state and foreign net operating losses of approximately $4.6 million, $5.0 million and $0.4 million, respectively. All of the federal and state net operating loss carryforwards were acquired as part of the acquisition of SimpleDevices. The federal and state net operating loss carryforwards begin to expire in 2020 and 2012, respectively. Approximately $0.2 million of the foreign net operating losses will begin to expire in 2020 and the remaining $0.2 million have an unlimited carryforward.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
The annual federal limitation is as follows: approximately $1.2 million for 2009 and approximately $0.6 million thereafter. California has suspended utilization of net operating losses for 2008 and 2009.
As of December 31, 2009, we believed it was more likely than not that certain deferred tax assets related to the impairment of the investment in a private company (a capital asset) would not be realized due to uncertainties as to the timing and amounts of future capital gains. Accordingly, a valuation allowance of approximately $0.1 million was recorded as of December 31, 2009 and 2008. Additionally, we recorded $0.1 million of various state and foreign valuation allowances at December 31, 2009 and 2008.
During the years ended December 31, 2009, 2008 and 2007 we recognized a credit to paid-in capital and a reduction to income taxes payable of $0.4 million, $0.4 million and $3.3 million, respectively, related to the tax benefit from the exercises of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans.
During 2009, we settled an audit in the Netherlands by the Dutch Tax Authorities for the fiscal years 2002 through 2006, which resulted in the reversal of $0.4 million of previously recorded uncertain tax positions being credited into income.
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
Uncertain Tax Positions
On January 1, 2007, we adopted the provisions of ASC 740-10. As a result of the implementation of ASC 740-10, we recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We also recognized a decrease of $0.3 million in other comprehensive income related to foreign currency translation. At December 31, 2009 and 2008, we had unrecognized tax benefits of approximately $2.8 million and $8.7 million, including interest and penalties, respectively.
In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.2 million, $1.2 million and $1.0 million at December 31, 2009, 2008 and 2007, respectively. Interest and penalties are included in the unrecognized tax benefits.
Our gross unrecognized tax benefits as of December 31, 2009 and 2008, and the changes in those balances for the years then ended are as follows:

(in thousands)	2009	2008	2007

Beginning balance	$7,504	$7,817	$6,778
Additions as a result of tax provisions taken during the current year	324	404	485
Subtractions as a result of tax provisions taken during the prior year	(82)	—	—
Foreign currency translation	146	(410)	609
Lapse in statute of limitations	(80)	(307)	(54)
Settlements	(5,232)	—	—
Other	—	—	(1)

Ending balance	$2,580	$7,504	$7,817

Approximately $2.3 million and $8.0 million of the total amount of gross unrecognized tax benefits at December 31, 2009 and 2008, respectively, would affect the annual effective tax rate, if recognized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.3 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. Additionally, as a result of the completion of the Dutch tax audit in 2009, unrecognized tax benefits decreased by $6.1 million, including interest of $0.9 million, during 2009.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
We file income tax returns in the U.S. federal, various state and foreign jurisdictions. As of December 31, 2009, the open statutes of limitations for our significant tax jurisdictions are as follows: federal and state are 2005 through 2009 and non-U.S. are 2001 through 2009. We settled an audit in the Netherlands with the Dutch Tax Authorities and as a result, we had no unrecognized tax benefits being classified as short term at December 31, 2009. As of December 31, 2009, our gross unrecognized tax benefits of $2.8 million are classified as long term because we do not anticipate payment of cash related to those unrecognized tax benefits within one year..
Please see Note 2 under the caption Income Taxes for further information regarding our accounting principles.
Note 9 — Other Accrued Expenses
The components of other accrued expenses as of December 31, 2009 and 2008 are listed below:

(in thousands)	2009	2008
Accrued freight	$1,525	$1,846
Accrued professional fees	1,512	1,245
Accrued advertising and marketing	589	644
Deferred income taxes	483	356
Accrued third-party commissions	301	262
Accrued sales and VAT taxes	845	410
Sales tax refundable to customers	454	—
Legal settlement	575	—
Other	2,255	2,050

Total other accrued expenses	$8,539	$6,813

Note 10 — Leases
We lease office and warehouse space and certain office equipment under operating leases that expire at various dates through September 2013. Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 12 to 73 months. The related short term liability is recorded in other accrued expenses (see Note 9) and the related long term liability is recorded in other long term liabilities. The total liability related to rent escalations was $0.1 million at both December 31, 2009 and 2008.
The lease agreement for our corporate headquarters contains an allowance for tenant improvements of $0.4 million, which was paid to us upon completion of the renovation in 2008. This tenant improvement allowance is being amortized as a credit against rent expense over the 73 month term of the lease, which began on January 1, 2006.
The lease agreement for our customer call center contains an allowance for tenant improvements of $0.2 million, which was paid to us upon completion of the renovation in 2007. This tenant improvement allowance is being amortized as a credit against rent expense over the 48 month term of the lease, which began on June 1, 2007.
Rent expense for our operating leases was $2.5 million, $2.6 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
The following table summarizes future minimum non-cancelable operating lease payments with initial terms greater than one year at December 31, 2009:

(in thousands)	Amount

Year ending December 31:
2010	$1,905
2011	1,572
2012	804
2013	360
2014	8
Thereafter	—

Total operating lease commitments	$4,649

Note 11 — Revolving Credit Line
Our $15 million unsecured revolving credit line with Comerica Bank expired on November 30, 2009.
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At December 31, 2009, the 12-month LIBOR plus the fixed margin was 2.8% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
Presently, we have no debt, however we cannot make any assurances that we will not need to borrow amounts under this Credit Facility or that this Credit Facility will be extended to us under comparable terms or at all. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.
Note 12 — Commitments and Contingencies
Indemnifications
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Product Warranties
Changes in the liability for product warranty claim costs are presented below:
(in thousands)

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period(1)	the Period	Period
Year Ended December 31, 2009	$90	$(4)	$(4)	$82
Year Ended December 31, 2008	$178	$(31)	$(57)	$90
Year Ended December 31, 2007	$416	$(146)	$(92)	$178

(1)	In the second quarter 2007, we renegotiated pricing terms with our third-party warranty repair vendor which resulted in lower warranty costs per unit. As a result, our warranty accrual was reduced to reflect the lower pricing. An unexpected increase in our pricing for warranty claims, or the discovery of a significant product defect, would result in an increase in our warranty accrual and our financial statements may be materially impacted.
Litigation
In 2002, one of our subsidiaries (One For All France S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The parties further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, we were awaiting the expert to finalize and file his pre-trial report with the court. On November 15, 2009, the expert issued his draft report in which he preliminarily concluded that One For All France is owed €342,555 from DAM. The expert asked us and DAM to each provide him with our comments regarding his draft report. After he receives each of our comments, he will finalize and file the report with the court. DAM has asked for and received an extension to respond until March 31, 2010. Until the expert’s report is final and has been accepted and entered as judgment by the court, management will continue to pursue this matter in the courts and remains unable to estimate the likelihood of an unfavorable outcome, and the amount of loss, if any, in the case of an unfavorable outcome.
On February 19, 2009, we filed suit against Warren Communications News, Inc. claiming that through the unauthorized use of embedded email tracking and intercepting software and code, Warren had violated the Computer Fraud and Abuse Act, the Stored Communications Act, and various applicable California laws. In addition we asked for a declaration that we are not infringing Warren’s copyright to a daily electronic publication. On March 19, 2009, Warren answered our complaint with a general denial of all of our allegations. On the same date as filing their answer, Warren counterclaimed alleging copyright infringement seeking unspecified damages. On January 20, 2010, we entered into a confidential Settlement Agreement and Mutual Release with Warren in which we paid a one-time amount and all claims between the parties have been settled and release with prejudice. Due to the confidential nature of this agreement, certain terms of the settlement and agreement may not be disclosed.
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
DECEMBER 31, 2009
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
In light of the ELTIP results, our Compensation Committee awarded a discretionary bonus of $1.0 million, to be paid out quarterly in 2009 and 2010. The Compensation Committee came to this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus is in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. The amount of a participant’s earned award will be paid in cash, in common shares or in any combination, as determined by the Compensation Committee. A participant’s earned award will vest in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. At December 31, 2009 and 2008, $0.3 million and $0.5 million, respectively, has been included in accrued compensation for this discretionary bonus. Approximately $0.5 million was paid out in cash during 2009 to our executive management team for this discretionary bonus. In the event a participant terminates their employment during the remaining service period (January 1, 2010 through December 31, 2010), they will forfeit their right to any remaining installments where the payment date has not yet occurred.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. At December 31, 2009, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our India subsidiary maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded as of December 31, 2009 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2009, approximately 20 percent of our India subsidiary employees had qualified for eligibility. Generally, an employee must be employed by our India subsidiary for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to fifteen days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2009 for the India Plan is not material. During the twelve months ended December 31, 2009, the net periodic benefit costs were also not material.
Note 13 — Treasury Stock
During the years ended December 31, 2009, 2008 and 2007, we repurchased 404,643, 1,118,318 and 471,300 shares of our common stock at a cost of $7.7 million, $26.7 million and $14.5 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as management and the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Board of Directors deem appropriate, including compensating our outside directors. During the years ended December 31, 2009, 2008 and 2007, we issued 25,000, 23,438 and 24,688 shares, respectively, to outside directors for services performed (see Note 15).
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board.
Stock Awards to Outside Directors
We issue restricted stock awards to our outside directors as compensation for services performed. We grant each of our outside directors 5,000 shares of our common stock annually each July 1st. When an additional outside director is appointed to our Board of Directors, they receive a prorated number of shares based on the number of months they will serve during the initial year. Compensation expense related to restricted stock awards is based on the grant date fair value the shares awarded. The fair value of these shares is amortized on a straight-line basis over the requisite service period of one year (see Note 2 under the caption Stock-Based Compensation and Note 15). The shares are issued from treasury stock using a first-in-first-out cost basis, which amounted to $0.4 million and $0.4 million in 2009 and 2008, respectively.
Note 14 — Business Segment and Foreign Operations
Reportable Segment
An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. We operate in a single operating and reportable segment.
Foreign Operations
Our net sales to external customers by geographic area for the years ended December 31, 2009, 2008 and 2007 were the following:

(in thousands)	2009	2008	2007

Net sales:
United States	$194,279	$162,855	$151,034
International:
Asia	54,931	48,511	31,624
United Kingdom	20,873	21,234	31,290
Australia	1,558	4,190	2,772
France	3,603	5,359	4,940
Germany	6,752	7,771	6,228
Italy	3,471	2,608	2,506
Portugal	4,168	1,780	816
South Africa	6,495	5,827	7,192
Spain	3,929	7,523	8,483
Switzerland	578	1,099	6,473
All Other	16,913	18,343	19,322

Total international	123,271	124,245	121,646

Total net sales	$317,550	$287,100	$272,680

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Long-lived asset information by our domestic and international components as of December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Long-lived tangible assets:
United States	$7,440	$6,525	$5,238
All other countries	3,693	2,770	2,689

Total	$11,133	$9,295	$7,927

Note 15 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. We recorded $4.3 million, $4.2 million and $3.5 million (including stock-based compensation related to directors) of total pre-tax stock-based compensation expense during the years ended December 31, 2009, 2008, and 2007, respectively. The income tax benefit associated with stock-based compensation expense was $1.5 million, $1.5 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Stock-based compensation expense by income statement caption for the years ended December 31, 2009, 2008 and 2007 was the following:

(in thousands)	2009	2008	2007

Cost of sales	$33	$17	$31
Research and development	434	356	418
Selling, general and administrative	3,845	3,870	3,072

Total stock-based compensation expense	$4,312	$4,243	$3,521

Stock Options
During the year ended December 31, 2009, the Compensation Committee and Board of Directors granted 233,400 stock options to our employees with an aggregate grant date fair value of $1.6 million under various stock incentive plans. The stock options granted to employees during 2009 consisted of the following:
(in thousands, except share amounts)

	Number of	Grant
	Shares	Date
Stock Option	Underlying	Fair
Grant Date	Options	Value	Vesting Period
January 1, 2009	15,000	$95	4 -Year Vesting Period (25% each year)
February 18, 2009	15,000	74	4 -Year Vesting Period (25% each year)
February 19, 2009	7,500	33	4 -Year Vesting Period (25% each year)
February 21, 2009	10,000	58	4 -Year Vesting Period (25% each year)
March 10, 2009	185,900	1,340	4 -Year Vesting Period (6.25% each quarter)

	233,400	$1,600
On October 30, 2009, our Board of Directors appointed Carl E. Vogel to serve as a Class II Director. In connection with his appointment, our directors granted Mr. Vogel 20,000 stock options under the 2006 Stock Incentive Plan. These options are subject to a three-year vesting period (33.3% each year) and are in addition to the employee grants above. The aggregate grant date fair value of this award was $0.2 million.
During the year ended December 31, 2009, we recognized $0.3 million of pre-tax stock-based compensation expense related to our 2009 stock option grants.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	December 31, (1)
	2009	2008	2007
Weighted average fair value of grants	$7.20	$9.08	$11.77
Risk-free interest rate	1.95%	2.75%	4.56%
Expected volatility	49.54%	40.85%	39.06%
Expected life in years	4.85	4.74	5.25

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
We recognize the compensation expense related to stock option awards net of estimated forfeitures over the service period of the award, which is generally the option vesting term of three to four years. We estimated the annual forfeiture rate for our executives and board of directors group to be 2.65%, 2.66%, and 2.41% as of December 31, 2009, 2008, and 2007, respectively, based upon our historical forfeitures. We estimated the annual forfeiture rate for our non-executive employee group to be 6.51%, 6.31%, and 5.95% as of December 31, 2009, 2008, and 2007, respectively, based on our historical forfeitures.
Stock option activity during the years ended December 31, 2009, 2008 and 2007 was the following:

	2009				2008				2007
			Weighted- Average				Weighted- Average				Weighted- Average
		Weighted-	Remaining	Aggregate		Weighted-	Remaining	Aggregate		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic	Number of	Average	Contractual	Intrinsic	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value	Options	Exercise	Term	Value	Options	Exercise	Term	Value
	(in 000’s)	Price	(in years)	(in 000’s)	(in 000’s)	Price	(in years)	(in 000’s)	(in 000’s)	Price	(in years)	(in 000’s)
Outstanding at beginning of the year	1,729	$17.64			1,739	$16.83			2,480	$13.73

Granted	253	16.26			140	23.46			329	27.80

Exercised	(278)	11.75		$2,320	(114)	10.19		$1,562	(981)	12.83		$17,263

Forfeited/cancelled/ expired	(11)	22.43			(36)	24.70			(89)	14.91

Outstanding at end of year	1,693	$18.37	5.40	$9,677	1,729	$17.64	5.06	$3,045	1,739	$16.83	5.58	$28,884

Vested and expected to vest at end of year	1,655	$18.30	5.33	$9,532	1,688	$17.42	4.98	$3,045	1,650	$16.43	5.41	$28,079

Exercisable at end of year	1,239	$17.33	4.30	$8,034	1,267	$15.34	3.97	$3,044	1,081	$13.84	4.05	$21,187
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2009, 2008 and 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009, 2008 and 2007. This amount will change based on the fair market value of our stock. The total intrinsic value of stock options exercised in 2009, 2008 and 2007 was $2.3 million, $1.6 million and $17.3 million, respectively.
During 2009, 2008 and 2007, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $1.2 million and $12.6 million, respectively. The actual tax benefit realized from option exercises of the share-based payment awards was $0.4 million, $0.4 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009, we expect to recognize $2.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.2 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Restricted Stock
During the year ended December 31, 2009, the Compensation Committee and Board of Directors granted 298,170 restricted stock awards to our employees with an aggregate grant date fair value of $4.5 million under the 2006 Stock Incentive Plan. The restricted stock awards granted to employees during 2009 consisted of the following:
(in thousands, except share amounts)

	Number	Grant
	of	Date
Restricted Stock	Shares	Fair
Grant Date	Granted	Value	Vesting Period
January 1, 2009	5,000	$74	4-Year Vesting Period (25% each year)
February 12, 2009	77,146	925	3-Year Vesting Period (5% each quarter during years 1-2 and 15% each quarter during year 3)
March 4, 2009	24,723	376	2-Year Vesting Period (12.5% each quarter)
March 10, 2009	147,693	2,400	3-Year Vesting Period (8.75% each quarter during years 1-2 and 7.5% each quarter during year 3)
March 10, 2009	40,500	658	4-Year Vesting Period (6.25% each quarter)
August 18, 2009	3,108	60	3-Year Vesting Period (8.75% each quarter during years 1-2 and 7.5% each quarter during year 3)

	298,170	$4,493
In addition to the grants to employees, 28,333 shares of restricted stock were granted to our outside directors during 2009. On July 1, 2009, 25,000 shares of restricted stock, with a grant date fair value of $0.5 million, were granted to our outside directors as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter). On October 30, 2009, our Board of Directors appointed Carl E. Vogel to serve as a Class II Director. In connection with his appointment, 3,333 shares of restricted stock with a grant date fair value of $0.07 million were granted to Mr. Vogel (a prorated portion of the annual restricted stock grant made to each director). These shares are subject to an eight-month vesting period (833 shares vested during the fourth quarter 2009 and 1,250 shares will vest in both the first and second quarter of 2010).
During the year ended December 31, 2009, we recognized $1.5 million of pre-tax stock-based compensation expense related to our 2009 restricted stock grants.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Non-vested restricted stock award activity during the years ended December 31, 2009, 2008 and 2007 (including restricted stock issued to directors as described in Note 13) was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in 000’s)	Fair Value
Non-vested at December 31, 2006	13	$18.74
Granted	25	36.25
Vested	(25)	27.49
Forfeited	(3)	36.25

Non-vested at December 31, 2007	10	36.25

Granted	142	23.15
Vested	(62)	25.15
Forfeited	—	—

Non-vested at December 31, 2008	90	23.23

Granted	326	15.58
Vested	(136)	18.66
Forfeited	—	—

Non-vested at December 31, 2009	280	$16.54

As of December 31, 2009, we expect to recognize $4.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.9 years.
See Note 2 under the caption Stock-Based Compensation for further information regarding our accounting principles.
Stock Incentive Plans
1993 Stock Incentive Plan
On January 19, 1993, the 1993 Stock Incentive Plan (“1993 Plan”) was approved. Under the 1993 Plan, 400,000 shares of common stock were reserved for the granting of incentive and other stock options to officers, key employees and directors. The 1993 Plan provided for the granting of incentive and other stock options through January 18, 2003. All options outstanding at the time of termination of the 1993 Plan shall continue in full force and effect in accordance with their terms. The option price for incentive stock options and non-qualified stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. The 1993 Plan also provided for the award of stock appreciation rights subject to terms and conditions specified by the Compensation Committee. No stock appreciation rights have been awarded under this 1993 Plan. There are no remaining options available for grant under the 1993 Plan. There are 17,400 shares outstanding under this plan as of December 31, 2009.
1995 Stock Incentive Plan
On May 19, 1995, the 1995 Stock Incentive Plan (“1995 Plan”) was approved. Under the 1995 Plan, 800,000 shares of common stock were available for distribution to our key officers, employees and directors. The 1995 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 18, 2005. The option prices for the stock options were equal to the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1995 Plan. There are no remaining options available for grant under the 1995 Plan. There are 20,910 shares outstanding under this plan as of December 31, 2009.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
1996 Stock Incentive Plan
On December 1, 1996, the 1996 Stock Incentive Plan (“1996 Plan”) was approved. Under the 1996 Plan, 800,000 shares of common stock were available for distribution to our key officers and employees. The 1996 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through November 30, 2007. The option price for the stock options was equal to the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1996 Plan. There are no remaining options available for grant under the 1996 Plan. There are 21,334 shares outstanding under this plan as of December 31, 2009.
1998 Stock Incentive Plan
On May 27, 1998, the 1998 Stock Incentive Plan (“1998 Plan”) was approved. Under the 1998 Plan, 630,000 shares of common stock were available for distribution to our key officers, employees, and directors. The 1998 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through May 26, 2008. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1998 Plan. There are no remaining options available for grant under the 1998 Plan. There are 83,865 shares outstanding under this plan as of December 31, 2009.
1999 Stock Incentive Plan
On January 27, 1999, the 1999 Stock Incentive Plan (“1999 Plan”) was approved. Under the 1999 Plan, 630,000 shares of common stock were available for distribution to our key officers and employees. The 1999 Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through January 26, 2009. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1999 Plan. There are no remaining options available for grant under the 1999 Plan. There are 14,510 shares outstanding under this plan as of December 31, 2009.
1999A Stock Incentive Plan
On October 7, 1999, the 1999A Nonqualified Stock Plan (“1999A Plan”) was approved and on February 1, 2000, the 1999A Plan was amended. Under the 1999A Plan, 1,000,000 shares of common stock were available for distribution to our key officers and employees. The 1999A Plan provided for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through October 6, 2009. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 1999A Plan. There are no remaining options available for grant under the 1999A Plan. There are 190,497 shares outstanding under this plan as of December 31, 2009.
2002 Stock Incentive Plan
On February 5, 2002, the 2002 Stock Incentive Plan (“2002 Plan”) was approved. Under the 2002 Plan, 1,000,000 shares of common stock were available for distribution to our key officers, employees, and directors. The 2002 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through February 4, 2012, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 2002

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Plan. As of December 31, 2009, there was 1 remaining option available for grant under the 2002 Plan. There are 383,671 shares outstanding under this plan as of December 31, 2009.
2003 Stock Incentive Plan
On June 18, 2003, the 2003 Stock Incentive Plan (“2003 Plan”) was approved. Under the 2003 Plan, 1,000,000 shares of common stock were available for distribution to our key officers, employees, and directors. The 2003 Plan provides for the issuance of stock options, stock appreciation rights, performance stock units, or any combination thereof through June 17, 2013, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option was to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 2003 Plan. As of December 31, 2009, there were 2,750 remaining options available for grant under the 2003 Plan. There are 619,583 shares outstanding under this plan as of December 31, 2009.
2006 Stock Incentive Plan
On June 13, 2006, the 2006 Stock Incentive Plan (“2006 Plan”) was approved. Under the 2006 Plan, 1,000,000 shares of common stock were available for distribution to our key officers, employees, and directors. The 2006 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof through June 12, 2016, unless otherwise terminated by resolution of our Board of Directors. The option price for the stock options was not less than the fair market value at the date of grant. The Compensation Committee determined when each option is to expire, but no option was exercisable more than ten years after the date the option was granted. No stock appreciation rights or performance stock units have been awarded under this 2006 Plan. As of December 31, 2009, there were 244,926 remaining shares available for grant under the 2006 Plan. There are 278,435 restricted stock awards and 341,282 stock options outstanding under this plan as of December 31, 2009.
Vesting periods for the above referenced stock incentive plans range from two to four years.
Significant option groups outstanding at December 31, 2009 and the related weighted average exercise price and life information are listed below:

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-Average	Exercisable	Weighted-Average
Range of	At 12/31/09	Remaining Years of	Exercise	At 12/31/09	Exercise
Exercise Prices	(in 000’s)	Contractual Life	Price	(in 000’s)	Price
$8.45 to $9.83	120	2.89	$8.67	120	$8.67
10.92 to 13.27	224	4.70	12.60	201	12.58
14.85 to 16.88	429	6.07	16.13	253	16.08
17.11 to 17.62	276	5.05	17.58	275	17.58
18.01 to 21.95	317	4.10	20.20	234	19.85
23.66 to 28.08	320	7.47	27.56	153	27.79
32.40 to 35.35	7	7.94	34.51	3	34.86

$8.45 to $35.35	1,693	5.40	$18.37	1,239	$17.33

Note 16 — Other (Expense) Income, net
Other (expense) income, net in the Consolidated Income Statements consisted of the following:

(in thousands)	2009	2008	2007

Net (loss) gain on foreign currency exchange transactions	$(246)	$315	$(35)
Other income (expense)	5	(4)	42

Other (expense) income, net	$(241)	$311	$7

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
In the computation of diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007, we have excluded 785,186, 534,418 and 153,705 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the years ended December 31, 2009, 2008 and 2007, we have excluded 235,887, 105,944 and 10,174 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
Earnings per share for the years ended December 31, 2009, 2008 and 2007 were calculated as follows:

(in thousands, except per-share amounts)	2009	2008	2007

BASIC
Net income	$14,675	$15,806	$20,230

Weighted-average common shares outstanding	13,667	14,015	14,410
Basic earnings per share	$1.07	$1.13	$1.40

DILUTED
Net income	$14,675	$15,806	$20,230

Weighted-average common shares outstanding for basic	13,667	14,015	14,410
Dilutive effect of stock options and restricted stock	304	441	767

Weighted-average common shares outstanding on a diluted basis	13,971	14,456	15,177

Diluted earnings per share	$1.05	$1.09	$1.33

Note 18 — Derivatives
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
We have determined that the fair value of our derivatives is derived from level 2 inputs in the fair value hierarchy (see Note 2 under the captions Derivatives and Fair-Value Measurements for further information concerning the accounting principles and valuation methodology utilized). The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2009:
(In thousands)

		Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Year	for Identical	Observable	Unobservable
	Ended	Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contract	$(5)	$—	$(5)	$—
Foreign currency exchange put option contract	2	—	2	—

	$(3)	$—	$(3)	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.7 million for the year ended December 31, 2009, a net pre-tax loss of approximately $0.5 million for the year ended December 31, 2008 and a net pre-tax gain of $0.8 million for the year ended December 31, 2007.
Futures Contracts
We held one USD/Euro futures contract with a notional value of $1.5 million and a forward rate of $1.4386 USD/Euro at December 31, 2009. We held the Euro position on this contract, which settled on January 15, 2010. The loss on this contract as of December 31, 2009 was $5 thousand and is included in other accrued expenses. This contract was settled at a loss of $11 thousand resulting in a loss of $6 thousand in January 2010.
We held one USD/Euro futures contract with a notional value of $9.0 million and a forward rate of $1.277 USD/Euro at December 31, 2008. We held the Euro position on this contract, which settled on January 7, 2009. The gain on this contract as of December 31, 2008 was $0.8 million and is included in prepaid expenses and other current assets. This contract was settled at $0.4 million resulting in a loss of $0.4 million in January 2009.
Put Option
We entered into a USD/GBP put option with a notional value of $4.3 million in July 2009. The strike price of the put is $1.64 USD/GBP. The contract expired on December 31, 2009 and settled on January 5, 2010. The loss recorded related to this contract was $138 thousand during the year ended December 31, 2009. The fair value of this put option was approximately $2 thousand at December 31, 2009 and is included in accounts receivable, net (see Note 4).
We entered into a USD/GBP put option with a notional value of $5.0 million in August 2008. The strike price of the put is $1.85 USD/GBP. The contract expired on December 31, 2008 and settled on January 5, 2009. The gain recorded related to this contract was $0.5 million during the year ended December 31, 2008. The fair value of this put option was approximately $0.6 million at December 31, 2008 and was included in prepaid expenses and other current assets.
Note 19 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.8 million, $0.7 million, and $0.6 million of expense for company contributions for the years ended December 31, 2009, 2008 and 2007, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
Note 21 — Business Combination
On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog (NASDAQ: ZILG) for approximately $9.5 million in cash. The purchase included Zilog’s full library and database of infrared codes, software tools and certain fixed assets. We also hired 116 of Zilog’s sales and engineering personnel, including all 107 of Zilog’s personnel located in India. In a related transaction, Maxim Integrated Products (NASDAQ: MXIM) acquired two of Zilog’s product lines, namely, the hardware portion of Zilog’s remote control business and Zilog’s secured transaction product line.
We have cross—licensed the remote control technology and intellectual property with Maxim Integrated Products for purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. During 2009, we agreed to be Maxim’s sales agent in return for a sales agency fee. The sales agency fee during 2009 was $4.4 million. This arrangement was mildly accretive to our earnings in 2009, excluding acquisition costs. During 2010, as the transition from the Zilog chip platform to the Maxim chip platform progresses, we will begin to take over full sales and distribution rights, procuring and selling the chips directly to Zilog’s former customers. We anticipate this position will lead to growth in revenue and earnings going forward. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
customer attrition rate based on our analysis of customer data for UEI and Zilog. We discounted the after-tax cash flows to present value to arrive at our estimate of the fair value of the customer relationships intangible. We are amortizing the customer relationships intangible on a straight-line basis over an estimated useful life of approximately fifteen years.
Goodwill
Goodwill represents the excess of the cost (purchase price) over the estimated fair value of identifiable tangible and intangible assets acquired. Goodwill from this transaction of $2.9 million will not be amortized, but will be analyzed for impairment at least on an annual basis in accordance with U.S. GAAP. We review our goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate that an impairment loss may have occurred. We have not recorded any impairment related to the goodwill recognized as a result of the Zilog acquisition. Of the total goodwill recorded, none is expected to be deductible for tax purposes.
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
Acquisition Costs
We recognized $1.1 million of total acquisition costs related to the Zilog transaction in selling, general and administrative expenses during the year ended December 31, 2009. The acquisition costs consisted primarily of legal and investment banking services. Of the $1.1 million of acquisition costs recognized during the year ended December 31, 2009, $0.1 million was capitalized at December 31, 2008.
Pro forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of the acquisition from Zilog as if the acquisition had occurred at the beginning of the periods presented. Adjustments netting $0.04 million for the year ended December 31, 2009 have been made to the combined results of operations, primarily reflecting net sales, salary costs and the amortization of purchased intangible assets that would have occurred had the acquisition date been January 1, 2009. Net adjustments of $0.4 million have been subtracted to the combined results of operations for the years ended December 31, 2008 and 2007, reflecting primarily net sales, salary costs, amortization of purchased intangible assets and the acquisition costs that would have occurred had the acquisition date been January 1 of each respective year. All adjustments are net of their related tax effects.
Pro forma results were as follows for the years ended December 31, 2009, 2008 and 2007:

(in thousands, except per-share amounts)	2009	2008	2007
Net sales	$318,037	$291,975	$277,555
Net income	$14,636	$15,441	$19,848
Basic and diluted net income per share:
Basic	$1.07	$1.10	$1.38
Diluted	$1.05	$1.07	$1.31
The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the dates presented, and should not be taken as a projection of the future consolidated results of our operations.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Note 22 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are presented below:

	2009
	March	June	September	December
(In thousands, except per share amounts)	31,	30,	30,	31,
Net sales	$71,126	$78,303	$83,182	$84,939
Gross profit	21,437	25,495	26,070	28,610
Operating income	1,536	5,687	6,644	8,080
Net income	796	3,816	4,223	5,840
Earnings per share (1):
Basic	$0.06	$0.28	$0.31	$0.43

Diluted	$0.06	$0.27	$0.30	$0.42

Shares used in computing earnings per share:
Basic	13,658	13,621	13,687	13,700

Diluted	13,831	13,981	14,008	14,063

	2008
	March	June	September	December
	31,	30,	30,	31,
Net sales	$61,191	$70,684	$76,532	$78,693
Gross profit	21,735	24,212	24,928	25,315
Operating income	2,683	4,357	5,910	7,811
Net income	2,473	3,495	4,005	5,833
Earnings per share (1):
Basic	$0.17	$0.25	$0.29	$0.43

Diluted	$0.17	$0.24	$0.28	$0.42

Shares used in computing earnings per share:
Basic	14,474	14,033	13,919	13,638

Diluted	14,957	14,547	14,420	13,903

(1)	The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per share amounts.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Write-offs	Period
Valuation account for inventory:
Year Ended December 31, 2009	$1,535	$3,342	$(3,127)	$1,750
Year Ended December 31, 2008	$1,826	$2,411	$(2,702)	$1,535
Year Ended December 31, 2007	$2,179	$2,146	$(2,499)	$1,826

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	Reduction/	End of
Description	Period	Expenses	Write-offs	Period
Valuation account for income tax:
Year Ended December 31, 2009	$189	—	$(10)	$179
Year Ended December 31, 2008	$264	—	$(75)	$189
Year Ended December 31, 2007	$620	—	$(356)	$264

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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited Universal Electronics Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Electronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Universal Electronics Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Universal Electronics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Electronics Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Irvine, California
March 15, 2010

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption “SEC Filings” on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2009:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	1,397,319	$18.26	247,676

Equity compensation plans not approved by security holders	574,168	17.66	1

Total	1,971,487	$18.08	247,677

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 15” for a description of each of our stock incentive plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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
(a)(3) List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:
     See EXHIBIT INDEX at page 84 of Form 10-K.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 15th day of March, 2010.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of March, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE

Paul D. Arling
Chairman and Chief Executive Officer	/s/ Paul D. Arling

(principal executive officer)

Bryan M. Hackworth
Chief Financial Officer	/s/ Bryan M. Hackworth

(principal financial officer and principal accounting officer)

Satjiv S. Chahil
Director	/s/ Satjiv S. Chahil

William C. Mulligan
Director	/s/ William C. Mulligan

J. C. Sparkman
Director	/s/ J.C. Sparkman

Gregory P. Stapleton
Director	/s/ Gregory P. Stapleton

Carl E. Vogel
Director	/s/ Carl E. Vogel

Edward K. Zinser
Director	/s/ Edward K. Zinser

EXHIBIT INDEX

Exhibit
Number	Document Description

2.1	Asset Purchase Agreement dated as of February 17, 2009 by and among Zilog, Inc., Zilog India Electronics Pvt Ltd, Maxim Integrated Products, Inc., UEI Cayman Inc., Universal Electronics Inc., and UEI Electronics Private Limited (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009 (File No. 0-12044))

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

4.1	Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

*10.2	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.3	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.4	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.5	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.6	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.7	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.8	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and

Exhibit
Number	Document Description
certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.9	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.10	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan(Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.11	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.12	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.13	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.14	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.15	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.16	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.17	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.18	Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

10.19	Credit Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

10.20	Promissory Agreement dated September 15, 2003 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003 (File No. 0-21044))

*10.21	Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company’s

Exhibit
Number	Document Description
Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.22	Form of Executive Officer Employment Agreement dated April 2003 by and between Universal Electronics Inc. and Robert P. Lilleness (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.23	Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

10.24	Third Amendment to Lease dated December 1, 2006 between Warland Investments Company and Universal Electronics Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.25	Form of Universal Electronics Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044)

*10.26	Employment and Separation Agreement and General Release dated August 17, 2006 between Robert P. Lilleness and Universal Electronics Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 0-21044))

10.27	Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

10.28	Amendment Number One to Credit Agreement dated August 29, 2006 between Comerica Bank and Universal Electronics Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.29	Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.30	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.31	Credit Agreement dated December 23, 2009 between U.S. Bank National Association and Universal Electronics Inc. (filed herewith)

10.32	Revolving Note dated December 23, 2009 from Universal Electronics Inc. to U.S. Bank National Association (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

Exhibit
Number	Document Description

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.