Form 10-Q
period 2010-03-31
UNIVERSAL ELECTRONICS INC
filed 2010-05-07
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,654,691 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 5, 2010.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$79,432	$29,016
Term deposit	—	49,246
Accounts receivable, net	55,923	64,392
Inventories, net	41,875	40,947
Prepaid expenses and other current assets	2,341	2,423
Deferred income taxes	2,991	3,016

Total current assets	182,562	189,040
Equipment, furniture and fixtures, net	9,825	9,990
Goodwill	13,596	13,724
Intangible assets, net	11,563	11,572
Other assets	1,162	1,144
Deferred income taxes	7,637	7,837

Total assets	$226,345	$233,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,366	$39,514
Accrued sales discounts, rebates and royalties	5,041	6,028
Accrued income taxes	3,702	3,254
Accrued compensation	4,222	4,619
Other accrued expenses	6,733	8,539

Total current liabilities	55,064	61,954
Long-term liabilities:
Deferred income taxes	149	153
Income tax payable	1,348	1,348
Other long-term liabilities	82	122

Total liabilities	56,643	63,577

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,190,797 and 19,140,232 shares issued at March 31, 2010 and December 31, 2009, respectively	192	191
Paid-in capital	130,390	128,913
Accumulated other comprehensive (loss) income	(657)	1,463
Retained earnings	120,825	118,989

	250,750	249,556

Less cost of common stock in treasury, 5,501,129 and 5,449,962 shares at March 31, 2010 and December 31, 2009, respectively	(81,048)	(79,826)

Total stockholders’ equity	169,702	169,730

Total liabilities and stockholders’ equity	$226,345	$233,307

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$71,376	$71,126
Cost of sales	49,312	49,689

Gross profit	22,064	21,437

Research and development expenses	2,769	2,110
Selling, general and administrative expenses	16,608	17,791

Operating income	2,687	1,536
Interest income, net	83	139
Other income (expense), net	43	(368)

Income before provision for income taxes	2,813	1,307
Provision for income taxes	(977)	(511)

Net income	$1,836	$796

Earnings per share:
Basic	$0.13	$0.06

Diluted	$0.13	$0.06

Shares used in computing earnings per share:
Basic	13,700	13,658

Diluted	14,093	13,831

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash provided by operating activities:
Net income	$1,836	$796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,579	1,596
Provision for doubtful accounts	81	83
Provision for inventory write-downs	791	941
Deferred income taxes	184	(1)
Tax benefit from exercise of stock options	84	38
Excess tax benefit from stock-based compensation	(70)	(15)
Shares issued for employee benefit plan	160	120
Stock-based compensation	1,185	952

Changes in operating assets and liabilities:
Accounts receivable	7,029	3,824
Inventories	(2,415)	68
Prepaid expenses and other assets	7	1,517
Accounts payable and accrued expenses	(6,209)	(7,887)
Accrued income taxes	691	1,363

Net cash provided by operating activities	4,933	3,395

Cash provided by (used for) investing activities:
Term deposit	49,246	(48,930)
Acquisition of equipment, furniture and fixtures	(1,221)	(674)
Acquisition of intangible assets	(439)	(224)
Acquisition of assets from Zilog, Inc.	—	(9,502)

Net cash provided by (used for) investing activities	47,586	(59,330)

Cash used for financing activities:
Proceeds from stock options exercised	153	223
Treasury stock purchased	(1,327)	(1,626)
Excess tax benefit from stock-based compensation	70	15

Net cash used for financing activities	(1,104)	(1,388)

Effect of exchange rate changes on cash	(999)	(558)

Net increase (decrease) in cash and cash equivalents	50,416	(57,881)

Cash and cash equivalents at beginning of period	29,016	75,238

Cash and cash equivalents at end of period	$79,432	$17,357

Supplemental Cash Flow Information — We had net income tax payments of $0.2 million and net income tax refunds of $0.7 million during the three months ended March 31, 2010 and 2009, respectively.
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
Our results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a summary of our significant accounting policies.
New Accounting Pronouncements
The following disclosure on accounting pronouncements includes those that may apply to the historical financial statements.
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14 to address accounting for arrangements that contain tangible products and software. The amendments in this update clarify what guidance should be utilized in allocating and measuring revenue for products that contain software that is “more than incidental” to the product as a whole. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of software accounting guidance. Software accounting guidance requires a vendor to use vendor-specific objective evidence (“VSOE”) of selling price to separate the software from the product and account for the two elements as a multiple-element arrangement. A vendor must sell, or intend to sell, a particular element separately to assert VSOE for that element. Third-party evidence for selling price is not allowed under the software accounting model. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered elements is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. This ASU addresses concerns that the current accounting model may not appropriately reflect the economics of the underlying transactions because no revenue is recognized for some products for which the vendor has already completed the related performance. In addition, this ASU addresses the concern that more software enabled products fall within the scope of the current software accounting model than was originally intended because of ongoing technical advancements. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, however, if early adoption is elected, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption and make specific disclosures. We have not yet adopted this ASU, and we are currently evaluating the impact it may have on our consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-6 to improve the disclosure and transparency of fair value measurements. These amendments clarify the level of disaggregation required, and the necessary disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments in the update are effective prospectively for interim and annual periods beginning on or after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We adopted this ASU beginning January 1, 2010. This adoption did not have a material effect on our consolidated results of operations and financial condition.
Note 2: Cash, Cash Equivalents, and Term Deposit
The following table sets forth our cash and cash equivalents that were accounted for at fair value on a recurring basis at March 31, 2010:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(In thousands)		Asset	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$79,432	$79,432	$—	$—

	$79,432	$79,432	$—	$—

At March 31, 2010, we had approximately $12.0 million, $10.6 million, $56.3 million, and $0.5 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. At December 31, 2009, we had approximately $9.3 million, $14.2 million, $2.4 million and $3.1 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively.
At December 31, 2009, we had a six-month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term began on July 21, 2009 and ended on January 21, 2010. The term deposit earned interest at an annual rate of 0.57%. The deposit amount and interest receivable related to this account as of December 31, 2009 was $49.2 million and 0.1 million, respectively.
See Note 2 under the caption Cash, Cash Equivalents, and Term Deposit in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 3: Accounts Receivable, net and Revenue Concentrations
Accounts receivable, net consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(In thousands)	2010	2009
Trade receivable, gross	$59,693	$68,458
Allowance for doubtful accounts	(2,387)	(2,423)
Allowance for sales returns	(1,553)	(1,999)

Trade receivable, net	55,753	64,036
Other receivables (1)	170	356

Accounts receivable, net	$55,923	$64,392

(1)	Other receivables at March 31, 2010 includes $45 thousand in sales tax receivables and $95 thousand reimbursable from a vendor for quality issues. Other receivables at December 31, 2009 consisted primarily of a reimbursement due from a vendor for quality issues, sales tax receivables, and interest due from Wells Fargo Bank on our term deposit.
Significant Customers
During the three months ended March 31, 2010 and 2009, we had net sales to two significant customers, that when combined with their subcontractors, each totaled to more than 10% of our net sales.
Net sales to one significant customer and its sub-contractors were $10.5 million and $16.6 million, or 14.7% and 23.3% of our net sales for the three months ended March 31, 2010 and 2009, respectively. Trade receivables with this customer and its sub-contractors were $5.7 million and $7.0 million, or 10.1% and 10.9% of our accounts receivable, net at March 31, 2010 and December 31, 2009, respectively.
Net sales to another significant customer and its sub-contractors were $8.4 million and $8.3 million, or 11.7% and 11.7% of our net sales for the three months ended March 31, 2010 and 2009, respectively. Trade receivables with this customer were $5.0 million and $6.5 million, or 9.0% and 10.1% of our accounts receivable, net at March 31, 2010 and December 31, 2009, respectively.
We had a third customer that accounted for greater than 10% of accounts receivable, net at December 31, 2009, but did not account for greater than 10% of net sales for the three months ended March 31, 2010 or 2009. Trade receivables with this customer amounted to $6.9 million, or 10.7%, of our accounts receivable, net at December 31, 2009.
The loss of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material effect on our financial condition, results of operations and cash flows.

Please see Note 2 under the captions Revenue Recognition and Sales Allowances and Financial Instruments in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 4: Inventories, net and Significant Suppliers
Inventories, net consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(In thousands)	2010	2009
Components	$8,276	$7,277
Finished goods	35,527	35,420
Reserve for inventory scrap	(1,928)	(1,750)

Inventories, net	$41,875	$40,947

Provisions for inventory write-downs were $0.8 million and $0.9 million during the three months ended March 31, 2010 and 2009, respectively. Inventory write-downs are a normal part of our business and result primarily from product life cycle estimation variances and manufacturing scrap.
Please see Note 2 under the caption Inventories in our Annual Report on Form 10-K for further information regarding our accounting principles.
Significant Suppliers
We have elected to purchase integrated circuits, used principally in our wireless control products, from two main sources. Purchases from one of these suppliers were greater than 10% of our total inventory purchases.
Purchases from this integrated circuit supplier were $8.1 million and $6.3 million, or 17.7% and 14.7% of our total inventory purchases during the three months ended March 31, 2010 and 2009, respectively. Accounts payable with this supplier was $4.4 million and $3.6 million, or 12.4% and 9.1% of accounts payable at March 31, 2010 and December 31, 2009, respectively.
During the three months ended March 31, 2010, purchases from three of our component and finished good suppliers each amounted to more than 10% of our total inventory purchases.
Purchases from the first significant component and finished good supplier were $9.5 million and $10.7 million, or 20.8% and 24.9% of our total inventory purchases during the three months ended March 31, 2010 and 2009, respectively. Accounts payable was $5.6 million and $8.3 million, or 15.9% and 21.0% of total accounts payable at March 31, 2010 and December 31, 2009, respectively.
Purchases from the second significant component and finished good supplier were $7.6 million and $9.2 million, or 16.6% and 21.5% of our total inventory purchases during the three months ended March 31, 2010 and 2009, respectively. Accounts payable was $7.2 million and $11.9 million, or 20.2% and 30.1% of total accounts payable at March 31, 2010 and December 31, 2009, respectively.
Purchases from the third significant component and finished good supplier were $6.0 million and $7.6 million, or 13.2% and 17.7% of our total inventory purchases during the three months ended March 31, 2010 and 2009, respectively. Accounts payable was $5.5 million and $6.8 million, representing 15.4% and 17.1% of total accounts payable at March 31, 2010 and December 31, 2009, respectively.
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

Minimum Inventory Purchase Obligations
At March 31, 2010, we had contractual obligations to purchase $36.2 million of inventory over the subsequent five years.
Note 5: Goodwill and Intangible Assets, net
Goodwill
Goodwill related to the domestic component was the result of our acquisition of a remote control company in 1998 and a software company in 2004. Goodwill related to our international component resulted from the acquisition of remote control distributors in the UK in 1998, Spain in 1999 and France in 2000 and the acquisition of certain assets and intellectual property from Zilog, Inc. during the first quarter of 2009.
The goodwill allocated to our domestic and international components at March 31, 2010 and the changes in the carrying amount of goodwill during the three months ended March 31, 2010 are the following:

(In thousands)	Domestic	International	Total
Balance at December 31, 2009	$8,314	$5,410	$13,724
Goodwill acquired during the period	—	—	—
Goodwill adjustments (1)	—	(128)	(128)

Balance at March 31, 2010	$8,314	$5,282	$13,596

(1)	The adjustment recorded in international goodwill during the three months ended March 31, 2010, resulted from fluctuation of the foreign currency exchange rates used to translate the balance into U.S. dollars.
Please see Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.
Intangible Assets, net
The components of intangible assets, net at March 31, 2010 and December 31, 2009 are listed below:

	March 31, 2010			December 31, 2009
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$388	$(52)	$336	$411	$(54)	$357
Patents (10 years)	8,036	(4,069)	3,967	7,810	(3,925)	3,885
Trademark and trade names (10 years)	840	(462)	378	840	(441)	399
Developed and core technology (5 -15 years)(2)	3,500	(263)	3,237	3,500	(204)	3,296
Capitalized software development costs (1-2 years)	1,597	(820)	777	1,420	(704)	716
Customer relationships (15 years)(3)	3,100	(232)	2,868	3,100	(181)	2,919

Total carrying amount	$17,461	$(5,898)	$11,563	$17,081	$(5,509)	$11,572

(1)	This table excludes fully amortized intangible assets of $7.6 million and $7.6 million as of March 31, 2010 and December 31, 2009, respectively.

(2)	During the first quarter of 2009, we purchased core technology from Zilog, Inc. valued at $3.5 million, which is being amortized ratably over fifteen years. Refer to Note 17 for further discussion regarding the purchase.

(3)	During the first quarter of 2009, we purchased customer relationships from Zilog, Inc. valued at $3.1 million, which are being amortized ratably over fifteen years. Refer to Note 17 for further discussion regarding the purchase.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense recorded in selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 was $0.3 million. Amortization expense related to capitalized software development costs, which is recorded in cost of good sold, was $0.1 million for the three months ended March 31, 2010 and 2009.
The estimated timing of future amortization expense related to our intangible assets at March 31, 2010 is as follows:

(In thousands)
2010 (remaining 9 months)	$1,327
2011	1,649
2012	1,304
2013	1,274
2014	1,253
Thereafter	4,756

Total	$11,563

Intangibles Measured at Fair Value on a Nonrecurring Basis
We recorded impairment charges related to our intangible assets of $4 thousand during the three months ended March 31, 2010 and 2009. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2010 were comprised of the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(In thousands)	Three Months Ended	Assets	Observable Inputs	Unobservable Inputs	Total
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents and trademarks	$4,345			$4,345	$(4)
We disposed of 1 patent and 8 trademarks with an aggregate carrying amount of $4 thousand resulting in impairment charges of $4 thousand during the three months ended March 31, 2010. We disposed of 2 patents with a carrying amount of $4 thousand during the three months ended March 31, 2009. These assets no longer held any probable future economic benefits and were written-off.
Please see Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.
Note 6: Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision for the first quarter 2010 is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $1.0 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate was 34.7% and 39.1% during the three months ended March 31, 2010 and 2009, respectively. The decrease in our effective tax rate during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is the result of a decrease in the state effective tax rate coupled with a decrease in interest expense on tax contingencies.
At March 31, 2010, we had gross unrecognized tax benefits of approximately $3.0 million, including interest and penalties, of which approximately $2.4 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.5 million within the next twelve months.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million at March 31, 2010 and December 31, 2009 are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. As of March 31, 2010, the open statutes of limitations in our significant tax jurisdictions are as follows: federal and state are 2005 through 2009 and non-U.S. are 2001 through 2009. As of March 31, 2010, our gross unrecognized tax benefits of $3.0 million are classified as long term because we do not anticipate payment of cash related to those unrecognized tax benefits within one year.
Please see Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 7: Other Accrued Expenses
The components of other accrued expenses at March 31, 2010 and December 31, 2009 are listed below:

	March 31,	December 31,
(In thousands)	2010	2009
Accrued freight	$1,491	$1,525
Accrued professional fees	1,283	1,512
Accrued advertising and marketing	629	589
Deferred income taxes	210	483
Accrued third-party commissions	398	301
Accrued sales taxes and VAT	131	845
Sales tax refundable to customers	461	454
Legal settlement	—	575
Other	2,130	2,255

Total other accrued expenses	$6,733	$8,539

Note 8: Revolving Credit Line
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At March 31, 2010, the 12-month LIBOR plus the fixed margin was 2.7% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
Presently, we have no debt; however, we cannot make any assurances that we will not need to borrow amounts under this Credit Facility. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.

Note 9: Commitments and Contingencies
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
Fair Price Provisions and Other Anti-Takeover Measures
Our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions (“fair price” provisions). Any of these provisions may delay or prevent a change in control. The “fair price” provisions require that holders of at least two-thirds of our outstanding shares of voting stock approve certain business combinations and significant transactions with interested stockholders.
Product Warranties
Changes in the liability for product warranty claim costs are presented below:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
(In thousands)	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Three Months Ended March 31, 2010	$82	$1	$(4)	$79
Three Months Ended March 31, 2009	$90	$—	$(4)	$86
Litigation
In 2002, one of our subsidiaries (One For All France S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The parties further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, we were awaiting the expert to finalize and file his pre-trial report with the court. On November 15, 2009, the expert issued his draft report in which he preliminarily concluded that One For All France is owed €342,555 from the former distributor.. The expert asked us and the former distributor to each provide him with our comments regarding his draft report. After he receives each of our comments, he will finalize and file the report with the court. The former distributor has asked for and received an extension to respond until March 31, 2010. To date, we have not received the former distributor’s comments and we will ask the court to issue an order to compel the former distributor to submit its comments. Until the expert’s report is final and has been accepted and entered as judgment by the court, management will continue to pursue this matter in the courts and remains unable to estimate the likelihood of an unfavorable outcome, and the amount of loss, if any, in the case of an unfavorable outcome.
On April 8, 2010, we received a letter from attorneys representing Remotech, LLC, informing us that on April 7, 2010, Remotech filed a patent infringement complaint against us with the U.S. District Court, Southern District of Florida, West Palm Beach Division, claiming that our Remote Extender product infringes Remotech’s patent. The Remotech patent expired on December 24, 2006. We have not yet been served with the complaint, and thus no response is due from us. Nevertheless, we have contacted Remotech’s attorneys and advised them that our Remote Extender product does not infringe the Remotech patent and that the first sale of our product occurred after the expiration date of the Remotech patent. As such, we have demanded that the Remotech attorneys withdraw the complaint against us with no further action on our part. We are awaiting their response to our demand. Should they fail to do so, we will vigorously defend against the complaint.
There are no other pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.
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
In light of the ELTIP results, our Compensation Committee awarded a discretionary cash bonus of $1.0 million, to be paid out quarterly during 2009 and 2010. The Compensation Committee made this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus was in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. Each participant’s earned award vests in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. Approximately $0.1 million was paid and expensed during the three months ended March 31, 2010 to our executive management team. At March 31, 2010 and December 31, 2009, $0.2 million and $0.3 million, respectively, have been included in accrued compensation for this discretionary bonus. In the event a participant terminates their employment during the remaining service period (April 1, 2010 through December 31, 2010), they will forfeit their right to any remaining installments where the payment date has not yet occurred.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. At March 31, 2010, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our India subsidiary maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The India Plan was adequately funded as of March 31, 2010 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At March 31, 2010, approximately 30 percent of our India subsidiary employees had qualified for eligibility. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to 15 days salary for each year of service completed. The total amount of liability outstanding at March 31, 2010 for the India Plan is not material. During the three months ended March 31, 2010, the net periodic benefit costs were also not material.

Note 10: Treasury Stock
During the three months ended March 31, 2010 and 2009, we repurchased 58,250 and 105,311 shares of our common stock at a cost of $1.3 million and $1.6 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the three months ended March 31, 2010 and 2009, we issued 7,083 and 6,250 shares, respectively, to outside directors for services performed (see Note 13).
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2010, we have repurchased 25,684 shares of our common stock under this authorization, leaving 974,316 shares available for repurchase.
Note 11: Comprehensive Loss
The components of comprehensive loss are listed below:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net income	$1,836	$796
Other comprehensive loss:
Foreign currency translations (1)	(2,120)	(1,868)

Comprehensive loss	$(284)	$(1,072)

(1)	The foreign currency translation losses of $2.1 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively, were due to the strengthening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.35 and 1.43 at March 31, 2010 and December 31, 2009, respectively, and 1.33 and 1.39 at March 31, 2009 and December 31, 2008, respectively.
Please see Note 2 under the caption Foreign Currency Translation and Foreign Currency Transactions in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 12: Business Segment and Foreign Operations
Reportable Segment
An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to the limited extent permitted by U.S. GAAP. We operate in a single operating and reportable segment.

Foreign Operations
Our sales by geographic area were the following:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net sales:
United States	$41,623	$46,723
International:
Asia	10,802	10,032
United Kingdom	7,366	3,423
Argentina	484	337
Australia	93	385
France	460	757
Germany	1,762	1,718
Israel	1,004	369
Italy	634	658
Portugal	508	563
South Africa	911	1,432
Spain	1,301	994
All other	4,428	3,735

Total international	29,753	24,403

Total net sales	$71,376	$71,126

Specific identification of the customer’s location was the basis used to attribute revenues to geographic areas.
Long-lived asset information by our domestic and international components is the following:

	March 31,	December 31,
(In thousands)	2010	2009
Long-lived tangible assets:
United States	$7,271	$7,440
International	3,716	3,693

Total	$10,987	$11,133

Note 13: Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. We recorded $1.2 million and $1.0 million (including stock-based compensation related to directors) of pre-tax stock-based compensation expense during the three months ended March 31, 2010 and 2009, respectively. The income tax benefit from the recognition of stock-based compensation for the three months ended March 31, 2010 and 2009 was $0.4 million and $0.3 million, respectively.
Stock-based compensation expense by income statement caption for the three months ended March 31, 2010 and 2009 is the following:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Cost of sales	$14	$2
Research and development	138	97
Selling, general and administrative	1,033	853

Stock-based compensation expense before income taxes	$1,185	$952

Selling, general and administrative expense includes stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million for the three months ended March 31, 2010 and 2009.

Selling, general and administrative expense also includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million for the three months ended March 31, 2010 and 2009.
Stock Options
During the three months ended March 31, 2010, the Compensation Committee and Board of Directors granted 99,900 stock options to our employees with an aggregate grant date fair value of $1.1 million under various stock incentive plans. The stock options granted to employees during the three months ended March 31, 2010 consisted of the following:
(In thousands, except share amounts)

	Number of	Grant
	Shares	Date
Stock Option	Underlying	Fair
Grant Date	Options	Value	Vesting Period
January 25, 2010	99,900	$1,134	4 -Year Vesting Period (0% each quarter during year 1 and 8.33% each quarter during years 2-4)

	99,900	$1,134

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended
	March 31,
	2010	2009
Weighted average fair value of grants(1)	$11.35	$7.01
Risk-free interest rate	2.37%	1.94%
Expected volatility	50.01%	49.59%
Expected life in years	4.95	4.85

(1)	The fair value calculation was based on stock options granted during each respective period.
Stock option activity during the three months ended March 31, 2010 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at December 31, 2009	1,693	$18.37
Granted	100	24.91
Exercised	(9)	17.04		$74
Forfeited/cancelled/expired	(22)	19.21

Outstanding at March 31, 2010	1,762	$18.74	5.49	$8,350

Vested and expected to vest at March 31, 2010	1,733	$18.66	5.43	$8,308
Exercisable at March 31, 2010	1,274	$17.46	4.34	$7,134
The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on March 31, 2010. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the first quarter of 2010 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended March 31, 2010 and 2009, was $0.1 million and $0.2 million, respectively.
At March 31, 2010, there was $3.5 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.6 years.

Restricted Stock
During the three months ended March 31, 2010, the Compensation Committee and Board of Directors granted 45,500 restricted stock awards to our employees with an aggregate grant date fair value of $1.1 million under the 2006 Stock Incentive Plan. The restricted stock awards granted to employees during the three months ended March 31, 2010 consisted of the following:
(In thousands, except share amounts)

	Number	Grant
	of	Date
Restricted Stock	Shares	Fair
Grant Date	Granted	Value	Vesting Period
January 25, 2010	45,500	$1,133	4-Year Vesting Period (0% each quarter during year 1 and 8.33% each quarter during years 2-4)

	45,500	$1,133

Non-vested restricted stock award activity during the three months ended March 31, 2010 (including restricted stock issued to directors as described in Note 10) was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(In thousands)	Fair Value
Non-vested at December 31, 2009	280	$16.54
Granted	45	24.91
Vested	(42)	18.32
Forfeited	—	—

Non-vested at March 31, 2010	283	$17.62

As of March 31, 2010, we expect to recognize $4.8 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 2.2 years.
See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 14: Other Income (Expense), net
The components of other income (expense), net for the three months ended March 31, 2010 and 2009 are the following:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net loss on foreign currency exchange contracts(1)	$(34)	$(632)
Net gain on foreign currency exchange transactions	$74	$249
Other income	3	15

Other income (expense), net	$43	$(368)

(1)	This represents the losses incurred on foreign currency hedging derivatives (see Note 16 for further details).
Note 15: Earnings Per Share
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
In the computation of diluted earnings per common share for the three months ended March 31, 2010 and 2009, we have excluded 419,010 and 1,219,237 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended March 31, 2010 and 2009, we have excluded 200,510 and 183,104 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
Basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are calculated below:

	Three Months Ended
	March 31,
(In thousands, except per-share amounts)	2010	2009
BASIC
Net income	$1,836	$796

Weighted-average common shares outstanding	13,700	13,658

Basic earnings per share	$0.13	$0.06

DILUTED
Net income	$1,836	$796

Weighted-average common shares outstanding for basic	13,700	13,658
Dilutive effect of stock options and restricted stock	393	173

Weighted-average common shares outstanding on a diluted basis	14,093	13,831

Diluted earnings per share	$0.13	$0.06

Note 16: Derivatives
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
The gains and losses on foreign currency hedging derivatives are recorded as foreign currency exchange contract gains or losses in other income (expense), net (see Note 14). Derivatives are recorded on the balance sheet at fair value. The estimated fair value of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
The fair value of our derivatives are determined utilizing level 2 inputs in the fair value hierarchy. See Note 2 under the captions Derivatives and Fair-Value Measurements in our Annual Report on Form 10-K for further information concerning the accounting principles and valuation methodology utilized.
The following table sets forth our derivative that was accounted for at fair value on a recurring basis at March 31, 2010:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(In thousands)		Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contract	$58	$—	$58	$—

	$58	$—	$58	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.03 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

Futures Contracts
We held one US dollar/Euro futures contract with a notional value of $4.5 million and a forward rate of $1.3338 USD/Euro at March 31, 2010. We held the Euro position on this contract, which settled on April 23, 2010. The gain on this contract as of March 31, 2010 was $58 thousand and is included in prepaid expenses and other current assets.
We held one US dollar/Euro futures contract with a notional value of $1.5 million and a forward rate of $1.4386 USD/Euro at December 31, 2009. We held the Euro position on this contract, which settled on January 15, 2010. The loss on this contract as of December 31, 2009 was $5 thousand and was included in other accrued expenses. This contract was settled at a loss of $11 thousand resulting in a loss of $6 thousand in January 2010.
Put Options
In July 2009, we entered into a USD/GBP put option with a notional value of $4.3 million. That contract expired on December 31, 2009 and settled on January 5, 2010. The fair value of this put option was approximately $2 thousand at December 31, 2009 and was included in accounts receivable, net (see Note 3).
Note 17: Business Acquisition
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
We have cross-licensed the remote control technology and intellectual property with Maxim Integrated Products for the purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. In addition, during 2009 we agreed to be Maxim’s exclusive sales agent, selling the Zilog designs to Zilog’s former customers, in return for a sales agency fee. The sales agency fee during the three months ended March 31, 2010 and 2009 was $1.0 million and $0.6 million, respectively. This arrangement was mildly accretive to our earnings in 2009, excluding acquisition costs. During 2010, as the transition from the Zilog chip platform to the Maxim chip platform progresses, we will begin to take over full sales and distribution rights, procuring and selling the chips directly to Zilog’s former customers. We anticipate this position will lead to growth in revenue and earnings going forward. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009.
The total purchase price of approximately $9.5 million was allocated to the net assets acquired based on their estimated fair values as follows:

(In thousands)
Intangible assets:
Database	$3,500
Customer relationships	3,100
Goodwill	2,902
Equipment, furniture and fixtures	44

Purchase price	$9,546

Intangible Assets Subject to Amortization
Of the total purchase price, approximately $6.6 million was allocated to the database and customer relationships intangible assets and are subject to amortization.
The database intangible is composed of the estimated fair value of patents, intellectual property and other assets related to Zilog’s database of infrared codes, and software tools. When determining the fair value of the database, we utilized the cost approach. In our valuation, we estimated the total costs to recreate the database, including the associated opportunity costs (or revenue lost while recreating). We discounted the after-tax cash flows to present value to arrive at our estimate of the fair value of the database. We are amortizing the database on a straight-line basis over an estimated useful life of fifteen years.
The customer relationship intangible is composed of the fair value of customer relationships acquired as a result of the Zilog purchase. We utilized the income approach to estimate the fair value of the customer relationships intangible. We developed after-tax cash flows based on forecasted revenue from these customers assuming a customer attrition rate based on our analysis of customer data for UEI and Zilog. We discounted the after-tax cash flows to present value to arrive at our estimate of the fair value of the customer relationships intangible. We are amortizing the customer relationships intangible on a straight-line basis over an estimated useful life of fifteen years.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable tangible and intangible assets acquired. Goodwill from this transaction of $2.9 million will not be amortized, but will be analyzed for impairment on at least an annual basis in accordance with U.S. GAAP. We review our goodwill for impairment annually as of December 31st and whenever events or changes in circumstances indicate that an impairment loss may have occurred. We have not recorded any impairment related to the goodwill recognized as a result of the Zilog acquisition. Of the total goodwill recorded, none is expected to be deductible for tax purposes.
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
Acquisition Costs
We recognized $1.1 million of total acquisition costs related to the Zilog transaction in selling, general and administrative expenses during the three months ended March 31, 2009 and the year ended December 31, 2009. The acquisition costs consisted of primarily legal and investment banking services.
Pro forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of the acquisition from Zilog as if the acquisition had occurred at January 1, 2009. Adjustments netting $0.1 million for the three months ended March 31, 2009 have been made to the combined results of operations, primarily reflecting net sales, salary costs and the amortization of purchased intangible assets. The adjustments are net of any related tax effects.
Pro forma results were as follows for the three months ended March 31, 2009:

Three Months Ended
(In thousands)	March 31, 2009
Net sales	$71,613
Net income	$757
Basic and diluted net income per share:
Basic	$0.06
Diluted	$0.05
The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the date presented, and should not be taken as a projection of the future consolidated results of our operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We have developed a broad line of pre-programmed universal wireless control products and audio-video accessories that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include OEMs, MSOs (cable and satellite service providers), international retailers, CEDIA (Custom Electronic Design and Installation Association), North American retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products. We believe that our universal remote control database contains device codes that are capable of controlling virtually all IR controlled TVs, DVD players, media players, cable converters, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 467,000 individual device functions and over 4,000 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We operate as one business segment. We have fourteen subsidiaries located in Argentina, Cayman Islands, China, France, Germany (2), Hong Kong (2), India, Italy, the Netherlands, Singapore, Spain and the United Kingdom.
To recap our results for the three months ended March 31, 2010:
•	Our revenue grew 0.4% from $71.1 million for the three months ended March 31, 2009 to $71.4 million for the three months ended March 31, 2010. We acquired new domestic and international customers in our business category which offset the loss of sales from a significant customer who returned to a more traditional dual source arrangement beginning in the first quarter of 2010 compared to purchasing the majority of its remotes from us in 2009. In addition, sales in our consumer category improved due in part to a new partnership agreement with a distributor in the U.S. market.
•	Our operating income for the first three months of 2010 increased 74.9% to $2.7 million from operating income of $1.5 million in the first three months of 2009. Our operating margin percentage increased from 2.1% in the first three months of 2009 to 3.8% in the first three months of 2010 due to the increase in our gross margin percentage, as well as, the decrease in operating expenses as a percentage of revenue. Our gross margin percentage increased from 30.1% in the first three months of 2009 to 30.9% in the first three months of 2010 due primarily to the strengthening of the Euro and British pound compared to the U.S. dollar. Sales mix also contributed to the increase in our gross margin percentage, as a higher percentage of sales in our business category was comprised of higher-margin products. Operating expenses decreased from 28.0% of revenue for the three months ended March 31, 2009 to 27.1% for the three months ended March 31, 2010.
Our strategic business objectives for 2010 include the following:
•	increase our share with existing customers;
•	acquire new customers in historically strong regions;
•	continue our expansion into new regions, Asia in particular;
•	continue to develop industry-leading technologies and products; and

•	continue to evaluate potential acquisition and joint venture opportunities that may enhance our business.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for a discussion of new and recently adopted accounting pronouncements.
Results of Operations
Our results of operations as a percentage of net sales for the three months ended March 31, 2010 and 2009 were as follows:

(In thousands)	2010	2009
Net sales	100%	100%
Cost of sales	69.1	69.9

Gross profit	30.9	30.1
Research and development expenses	3.9	3.0
Selling, general and administrative expenses	23.2	25.0

Operating expenses	27.1	28.0
Operating income	3.8	2.1
Interest income, net	0.1	0.2
Other income (expense), net	0.1	(0.5)

Income before provision for income taxes	4.0	1.8
Provision for income taxes	(1.4)	(0.7)

Net income	2.6%	1.1%

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009:
Net sales by our Business and Consumer lines for the three months ended March 31, 2010 and 2009 were as follows:

	2010		2009
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$60.2	84.4%	$60.9	85.7%
Consumer	11.2	15.6%	10.2	14.3%

Total net sales	$71.4	100.0%	$71.1	100.0%

Overview
Net sales for the first quarter of 2010 were $71.4 million, an increase of 0.4% compared to $71.1 million for the first quarter of 2009. Net income for the first quarter of 2010 was $1.8 million or $0.13 per diluted share compared to $0.8 million or $0.06 per diluted share for the first quarter of 2009.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 84% of net sales in the first quarter of 2010 compared to approximately 86% in the first quarter of 2009. Net sales in our Business lines for the first quarter of 2010 decreased by 1% to $60.2 million from $60.9 million in the first quarter of 2009. This was the result of a significant customer returning to a more traditional dual source arrangement during the first quarter of 2010 as compared to purchasing the majority of its remotes from us during the first quarter of 2009. We were able to offset this loss by acquiring new domestic and international customers.
Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 16% of net sales for the first quarter of 2010 compared to approximately 14% for the first quarter of 2009. Net sales in our Consumer lines increased by 9% to $11.2 million in the first quarter of 2010 from $10.2 million in the first quarter of 2009. North American retail sales increased by $1.1 million compared to the first quarter of 2009, as a result of our new partnership agreement with a distributor in the U.S. market. International retail sales increased by $0.2 million from $8.4 million in the first quarter of 2009 to $8.6 million in the first quarter of 2010 due primarily to the strengthening of both the Euro and the British Pound compared to the U.S. dollar. This resulted in an increase in net sales of approximately $0.5 million. Net of this currency effect, international retail sales decreased $0.3 million. In addition, CEDIA sales decreased by $0.2 million compared to the first quarter of 2009.
Gross profit for the first quarter of 2010 was $22.1 million compared to $21.4 million for the first quarter of 2009. Gross profit as a percentage of sales for the first quarter of 2010 was 30.9% compared to 30.1% for the same period in the prior year, due to the following reasons:
•	Foreign currency fluctuations caused an increase of 0.5% in the gross margin rate;
•	Sales of higher-margin chips represented a larger percentage of the overall sales in the Business category, which resulted in an increase of 0.4% in the gross margin rate;
•	Decrease in inventory scrap expense as a result of a lower return rate in our European retail business resulted in an increase of 0.2% in the gross margin rate; and
•	Increase in freight expense of $0.3 million due to more air shipments resulted in a decrease of 0.4% in the gross margin rate.
Research and development expenses increased 31.2% from $2.1 million in the first quarter of 2009 to $2.8 million in the first quarter of 2010 due to additional investments in product development and the acquisition of certain operations from Zilog, Inc.
Selling, general and administrative expenses decreased 6.6% from $17.8 million in the first quarter of 2009 to $16.6 million in the first quarter of 2010. The strengthening of the Euro compared to the U.S. dollar resulted in an increase of $0.4 million. Net of this unfavorable currency effect, expenses decreased by $1.6 million, due primarily to the non-recurring professional service expenses of approximately $1.1 million related to the acquisition of certain assets and operations from Zilog, Inc. that occurred during the first quarter of 2009. In addition, bonus expense decreased by $0.3 million in the first quarter of 2010 compared to the first quarter of 2009.
In the first quarter of 2010 and 2009, we recorded $0.1 million of net interest income.
In the first quarter of 2010, net other income was $43 thousand as compared to net other expense of $0.4 million for the first quarter of 2009 which was driven by foreign exchange fluctuations.
We recorded income tax expense of $1.0 million in the first quarter of 2010 compared to $0.5 million in the first quarter of 2009. Our effective tax rate was 34.7% in the first quarter of 2010 compared to 39.1% in the first quarter of 2009. The decrease in our effective tax rate is due primarily to higher pre-tax income in the first quarter of 2010 compared to the first quarter of 2009 which enables interest expense related to tax contingencies to be absorbed more efficiently. In addition, quarterly interest expense related to tax contingencies decreased as a result of the settlement of our Dutch tax audit for the years 2002 through 2006.
Earnings per share for the year ending December 31, 2010 is expected to be between $1.20 and $1.35 as compared to the $1.05 per diluted share earned in the year ended December 31, 2009.
Liquidity and Capital Resources
Sources and Uses of Cash:

	Three months ended	Increase/(Decrease)	Three months ended
(In thousands)	March 31, 2010	in cash	March 31, 2009
Net cash provided by operating activities	$4,933	$1,538	$3,395
Net cash provided by (used for) investing activities	47,586	106,916	(59,330)
Net cash used for financing activities	(1,104)	284	(1,388)
Effect of exchange rate changes on cash	(999)	(441)	(558)

	March 31, 2010	Increase	December 31, 2009
Cash and cash equivalents	$79,432	$50,416	$29,016
Working capital	127,498	412	127,086
Net cash provided by operating activities increased by $1.5 million from $3.4 million during the first three months of 2009 to $4.9 million during the first three months of 2010. The increase in net cash provided by operating activities was due to the increase in net income from $0.8 million for the first quarter of 2009 to $1.8 million for the first quarter of 2010. Total working capital requirements were relatively consistent for the three months ended March 31, 2010 and 2009. Cash inflow relating to accounts receivable increased from $3.8 million for the quarter ending March 31, 2009 to $7.0 million for the quarter ending March 31, 2010. This is a direct function of lower sales as days-sales-outstanding remained consistent. Partially offsetting the decrease in accounts receivable was an increase in inventory levels of $2.3 million in an effort to support higher projected sales for 2010.
Net cash provided by (used for) investing activities increased by $106.9 million from cash outflows of $59.3 million during the first three months of 2009 to cash inflows of $47.6 million during the first three months of 2010. The increase in cash provided by (used for) investing activities was primarily due to the maturity of our term deposit resulting in cash inflows of $49.2 million during the first three months of 2010, compared with cash outflows to purchase a term deposit of $48.9 million during the first three months of 2009. In addition, the acquisition of intangible assets and goodwill from Zilog, Inc. during the first three months of 2009 resulted in cash outflows of $9.5 million compared to $0 during the first three months of 2010. Refer to Note 17 for further discussion about our purchase of assets from Zilog, Inc. These relative increases in cash inflows from investing activities were partially offset by an increase in cash utilized to purchase equipment, furniture and fixtures, which resulted in cash outflows of $1.2 million during the first three months of 2010, greater than the cash outflows of $0.7 million recorded during the first three months of 2009.
Net cash used for financing activities decreased by $0.3 million from cash outflows of $1.4 million during the first three months of 2009 to cash outflows of $1.1 million during the first three months of 2010. We repurchased fewer shares of our common stock during the first three months of 2010 compared to the first three months of 2009.

During the first three months of 2010 we repurchased 58,250 shares of our common stock for $1.3 million compared to our repurchase of 105,311 shares of our common stock for $1.6 million during the first three months of 2009. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2010, we have purchased 25,684 shares of our common stock, leaving 974,316 shares available for purchase under this authorization.
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
At March 31, 2010 we had no debt; however, we cannot make any assurances that we will not need to borrow amounts under this Credit Facility. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.
Contractual Obligations
At March 31, 2010, our contractual obligations were $41.3 million compared to $44.2 million reported in our Annual Report on Form 10-K as of December 31, 2009. The following table summarizes our contractual obligations at March 31, 2010 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$4,369	$2,065	$2,063	$241	$—
Purchase obligations(1)	36,978	3,978	16,000	16,000	1,000

Total contractual obligations	$41,347	$6,043	$18,063	$16,241	$1,000

(1)	Purchase obligations include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
We have utilized cash provided from operations as our primary source of liquidity, since internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility, as discussed below.
Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At March 31, 2010, we had $127.5 million of working capital compared to $127.1 million at December 31, 2009.
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
At March 31, 2010, we had approximately $12.0 million, $10.6 million, $56.3 million and $0.5 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposit with financial institutions we believe are high quality.
For information regarding our Credit Facility, see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”
It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that the cash generated from our operations and funds from our Credit Facility will be sufficient to support our current business operations as well as anticipated growth at least over the next twelve months; however, there can be no assurance that such funds will be adequate for that purpose.
Off Balance Sheet Arrangements
Other than the contractual obligations disclosed above, we do not participate in any off balance sheet arrangements.
Factors That May Affect Financial Condition and Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our 2009 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the following:
•	the failure of our markets or customers to continue growing and expanding in the manner we anticipated;
•	the effects of natural or other events beyond our control, including the effects a war or terrorist activities may have on us, the economy or our customers;
•	the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, and cellular industries not materializing or growing as we believed;
•	our inability to obtain orders or maintain our order volume with new and existing customers;
•	our inability to add profitable complementary products which are accepted by the marketplace;
•	our inability to continue selling our products or licensing our technologies at higher or profitable margins;
•	our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts;

•	the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price;
•	our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis;
•	our inability to successfully integrate any strategic business transaction; and
•	other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At March 31, 2010, the 12-month LIBOR plus the fixed margin was 2.7% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
At March 31, 2010 we had no debt; however, we cannot make any assurances that we will not need to borrow amounts under this Credit Facility. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position, and cash flows.
At March 31, 2010, we had wholly-owned subsidiaries in Argentina, Cayman Islands, China, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the three months ended March 31, 2010 were the Euro and the British Pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2010, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. dollar fluctuate 10% from March 31, 2010, net income and cash flows in the second quarter of 2010 would fluctuate by approximately $0.5 million and $6.9 million, respectively.

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
The information set forth above under Note 9 — Commitments and Contingencies — Litigation contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 11 through 19 of the Company’s 2009 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2010, we have purchased 25,684 shares of our common stock, leaving 974,316 shares available for purchase under this authorization. Repurchase information for the first quarter of 2010 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2010 — January 31, 2010	6,394	$23.64	N/A	N/A
February 1, 2010 — February 28, 2010	34,493	22.80	N/A	N/A
March 1, 2010 — March 31, 2010	17,363	22.41	N/A	N/A

Total First Quarter 2010	58,250	$22.78	N/A	N/A

ITEM 6.	EXHIBITS
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	Universal Electronics Inc.
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