Form 10-Q
period 2010-06-30
UNIVERSAL ELECTRONICS INC
filed 2010-08-06
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,463,219 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 4, 2010.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$78,838	$29,016
Term deposit	—	49,246
Accounts receivable, net	56,130	64,392
Inventories, net	43,927	40,947
Prepaid expenses and other current assets	2,315	2,423
Deferred income taxes	2,959	3,016

Total current assets	184,169	189,040
Equipment, furniture and fixtures, net	10,219	9,990
Goodwill	13,404	13,724
Intangible assets, net	11,422	11,572
Other assets	759	1,144
Deferred income taxes	7,761	7,837

Total assets	$227,734	$233,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,828	$39,514
Accrued sales discounts, rebates and royalties	4,785	6,028
Accrued income taxes	957	3,254
Accrued compensation	5,345	4,619
Other accrued expenses	6,404	8,539

Total current liabilities	59,319	61,954
Long-term liabilities:
Deferred income taxes	139	153
Income tax payable	1,348	1,348
Other long-term liabilities	100	122

Total liabilities	60,906	63,577

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,238,800 and 19,140,232 shares issued on June 30, 2010 and December 31, 2009, respectively	192	191
Paid-in capital	131,971	128,913
Accumulated other comprehensive (loss) income	(4,018)	1,463
Retained earnings	125,602	118,989

	253,747	249,556

Less cost of common stock in treasury, 5,790,633 and 5,449,962 shares on June 30, 2010 and December 31, 2009, respectively	(86,919)	(79,826)

Total stockholders’ equity	166,828	169,730

Total liabilities and stockholders’ equity	$227,734	$233,307

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$78,892	$78,303	$150,268	$149,429
Cost of sales	51,467	52,808	100,779	102,497

Gross profit	27,425	25,495	49,489	46,932

Research and development expenses	2,488	2,050	5,257	4,160
Selling, general and administrative expenses	17,621	17,758	34,229	35,549

Operating income	7,316	5,687	10,003	7,223
Interest income, net	17	127	100	266
Other (expense) income, net	(21)	182	22	(186)

Income before provision for income taxes	7,312	5,996	10,125	7,303
Provision for income taxes	(2,535)	(2,180)	(3,512)	(2,691)

Net income	$4,777	$3,816	$6,613	$4,612

Earnings per share:
Basic	$0.35	$0.28	$0.48	$0.34

Diluted	$0.34	$0.27	$0.47	$0.33

Shares used in computing earnings per share:
Basic	13,601	13,621	13,650	13,640

Diluted	13,929	13,981	14,011	13,907

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash provided by operating activities:
Net income	$6,613	$4,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,079	3,332
Provision for doubtful accounts	747	143
Provision for inventory write-downs	1,450	2,170
Deferred income taxes	33	(111)
Tax benefit from exercise of stock options	109	301
Excess tax benefit from stock-based compensation	(103)	(151)
Shares issued for employee benefit plan	375	342
Stock-based compensation	2,532	2,081

Changes in operating assets and liabilities:
Accounts receivable	3,872	927
Inventories	(6,368)	(3,021)
Prepaid expenses and other assets	307	1,112
Accounts payable and accrued expenses	2,992	(1,603)
Accrued income taxes	(1,909)	(527)

Net cash provided by operating activities	13,729	9,607

Cash provided by (used for) investing activities:
Term deposit	49,246	(49,199)
Acquisition of equipment, furniture and fixtures	(3,041)	(2,193)
Acquisition of intangible assets	(749)	(751)
Acquisition of assets from Zilog, Inc.	—	(9,502)

Net cash provided by (used for) investing activities	45,456	(61,645)

Cash used for financing activities:
Proceeds from stock options exercised	257	1,557
Treasury stock purchased	(7,308)	(3,873)
Excess tax benefit from stock-based compensation	103	151

Net cash used for financing activities	(6,948)	(2,165)

Effect of exchange rate changes on cash	(2,415)	342

Net increase (decrease) in cash and cash equivalents	49,822	(53,861)

Cash and cash equivalents at beginning of period	29,016	75,238

Cash and cash equivalents at end of period	$78,838	$21,377

Supplemental Cash Flow Information — We had net income tax payments of $5.6 million and $3.2 million during the six months ended June 30, 2010 and 2009, respectively.
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
Our results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
In October 2009, the FASB issued ASU No. 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined accounting unit. Current accounting guidance requires a vendor to use VSOE or third-party evidence (“TPE”) of selling price to separate deliverables in a multiple-deliverable arrangement. VSOE of selling price is the price charged for a deliverable when it is sold separately or, for a deliverable not yet being sold separately, the price established by management with the appropriate authority. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. An exception to this guidance exists if the vendor has VSOE or TPE of selling price for the undelivered elements in the arrangement but not for the delivered elements. In those situations, the vendor uses the residual value method to allocate revenue to the delivered element, which results in the allocation of the entire discount in the arrangement, if any, to the delivered element. This ASU addresses concerns that the current accounting model may not appropriately reflect the economics of the underlying transactions because sometimes no revenue is recognized for products for which the vendor has already completed the related performance. As a result of this amendment, multiple element arrangements will be separated into multiple units of accounting in more circumstances than under the existing accounting model. This amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price utilized for each deliverable will be based on VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE or TPE evidence is available. The residual method is eliminated. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, however, if early adoption is elected, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption and make specific disclosures. We have not yet adopted this ASU, and we are currently evaluating the impact it may have on our consolidated financial statements.
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
Note 2: Cash, Cash Equivalents, and Term Deposit
Our cash and cash equivalents that were accounted for at fair value on a recurring basis on June 30, 2010 were the following:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(In thousands)		Asset	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$78,838	$78,838	$—	$—

	$78,838	$78,838	$—	$—

On June 30, 2010, we had approximately $10.3 million, $13.6 million, $53.4 million, and $1.5 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. On December 31, 2009, we had approximately $9.3 million, $14.2 million, $2.4 million and $3.1 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively.
On July 2, 2010, we entered into a six-month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term will end on December 30, 2010. The term deposit of $49.2 million will earn interest at an annual rate of 0.5%.
On December 31, 2009, we had a six-month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term began on July 21, 2009 and ended on January 21, 2010. The term deposit earned interest at an annual rate of 0.57%. The deposit amount and interest receivable related to this account as of December 31, 2009 was $49.2 million and $0.1 million, respectively.
See Note 2 under the caption Cash, Cash Equivalents, and Term Deposit in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 3: Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net consisted of the following on June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In thousands)	2010	2009
Trade receivables, gross	$59,819	$68,458
Allowance for doubtful accounts	(2,735)	(2,423)
Allowance for sales returns	(1,059)	(1,999)

Trade receivables, net	56,025	64,036
Other receivables (1)	105	356

Accounts receivable, net	$56,130	$64,392

(1)	Our other receivables balance on June 30, 2010 includes $45 thousand of sales tax receivables and $35 thousand reimbursable from a vendor for quality issues. Our other receivables balance on December 31, 2009 consisted primarily of a reimbursement due from a vendor for quality issues, sales tax receivables, and interest due from Wells Fargo Bank on our term deposit.
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts during the three months ended June 30, 2010 and 2009 were the following:

	Balance at	Additions		Balance at
(In thousands)	Beginning of	to Costs and	(Write-offs)/	End of
Description	Period	Expenses	FX Effects	Period
Valuation account for trade receivables
Three months ended June 30, 2010	$2,387	$585	$(237)	$2,735
Three months ended June 30, 2009	$2,417	$76	$(95)	$2,398
Changes in the allowance for doubtful accounts during the six months ended June 30, 2010 and 2009 were the following:

	Balance at	Additions		Balance at
(In thousands)	Beginning of	to Costs and	(Write-offs)/	End of
Description	Period	Expenses	FX Effects	Period
Valuation account for trade receivables
Six months ended June 30, 2010	$2,423	$715	$(403)	$2,735
Six months ended June 30, 2009	$2,439	$155	$(196)	$2,398

The additions to the allowance for doubtful accounts during the three and six months ended June 30, 2010 were composed primarily of the write-down of nearly the entire balance due from two former customers.
Sales Returns
The allowance for sales returns balance on June 30, 2010 and December 31, 2009 contained reserves for items returned prior to the end of the period, but that were not completely processed, and therefore not yet removed from the allowance for sales returns balance. We estimate that if these returns had been fully processed the allowance for sales returns balance would have been approximately $0.7 million and $1.4 million on June 30, 2010 and December 31, 2009, respectively. The value of these returned goods was included in our inventory balance on June 30, 2010 and December 31, 2009.
Significant Customers
During the three and six months ended June 30, 2010 and 2009, we had net sales to two significant customers, that when combined with their subcontractors, each totaled to more than 10% of our net sales as follows:

	Three Months Ended June 30,
	2010		2009
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	$8,761	11.1%	$20,720	26.5%
Customer B	$11,910	15.1%	$7,048	9.0%

	Six Months Ended June 30,
	2010		2009
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	$19,257	12.8%	$37,272	24.9%
Customer B	$19,916	13.3%	$15,359	10.3%
Trade receivables with these customers were the following on June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		% of Accounts		% of Accounts
	$ (thousands)	receivable, net	$ (thousands)	Receivable, net
Customer A	$5,145	9.2%	$7,006	10.9%
Customer B	$5,673	10.1%	$6,516	10.1%
We had a third customer that accounted for greater than 10% of accounts receivable, net on December 31, 2009, but did not account for greater than 10% of net sales for the three and six months ended June 30, 2010 or 2009. Trade receivables with this customer amounted to $6,866 thousand, or 10.7%, of our accounts receivable, net on December 31, 2009.
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
Note 4: Inventories, Net and Significant Suppliers
Inventories, net consisted of the following on June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In thousands)	2010	2009
Components	$7,944	$7,277
Finished goods	37,944	35,420
Reserve for excess and obsolete inventory	(1,961)	(1,750)

Inventories, net	$43,927	$40,947

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory during the three months ended June 30, 2010 and 2009 were composed of the following:

		Additions
	Balance at	Charged to			Balance at
(In thousands)	Beginning of	Costs and	Sell	Write-offs/FX	End of
Description	Period	Expenses	Through (1)	Effects	Period
Reserve for excess and obsolete inventory:
Three Months Ended June 30, 2010	$1,928	$846	$(310)	$(503)	$1,961
Three Months Ended June 30, 2009	$1,574	$1,067	$(204)	$(330)	$2,107
Changes in the reserve for excess and obsolete inventory during the six months ended June 30, 2010 and 2009 were composed of the following:

		Additions
	Balance at	Charged to			Balance at
(In thousands)	Beginning of	Costs and	Sell	Write-offs/FX	End of
Description	Period	Expenses	Through (1)	Effects	Period
Reserve for excess and obsolete inventory:
Six Months Ended June 30, 2010	$1,750	$1,605	$(423)	$(971)	$1,961
Six Months Ended June 30, 2009	$1,535	$1,937	$(333)	$(1,032)	$2,107

(1)	This column represents the gross book value of inventory items sold during the period that had been previously written down to zero net book value. Sell through is the result of differences between our judgment concerning the salability of inventory items during the excess and obsolete inventory review process and our subsequent experience.
Inventory write-downs for excess and obsolescence are a normal part of our business and result primarily from product life cycle estimation variances.
See Note 2 under the caption Inventories in our Annual Report on Form 10-K for further information regarding our accounting principles.
Significant Suppliers
We purchase integrated circuits, used principally in our wireless control products, from two main suppliers. The total purchased from one of these suppliers was greater than 10% of our total inventory purchases. In addition, our purchases from three component and finished good suppliers each amounted to greater than 10% of our total inventory purchases.
During the three months ended June 30, 2010 and 2009, the amounts purchased from these four suppliers were the following:

	Three Months Ended June 30,
	2010		2009
		% of Total		% of Total
		Inventory		Inventory
	$ (thousands)	Purchases	$ (thousands)	Purchases
Integrated circuit supplier A	$7,053	14.6%	$7,321	14.8%
Component and finished good supplier A	10,701	22.2%	12,645	25.6%
Component and finished good supplier B	11,023	22.9%	12,259	24.8%
Component and finished good supplier C	3,858	8.0%	6,912	14.0%

During the six months ended June 30, 2010 and 2009, the amounts purchased from these four suppliers were the following:

	Six Months Ended June 30,
	2010		2009
		% of Total		% of Total
		Inventory		Inventory
	$ (thousands)	Purchases	$ (thousands)	Purchases
Integrated circuit supplier A	$15,122	16.2%	$13,615	14.8%
Component and finished good supplier A	20,154	21.5%	23,322	25.3%
Component and finished good supplier B	18,590	19.9%	21,490	23.3%
Component and finished good supplier C	9,878	10.5%	14,480	15.7%
The total accounts payable to each of these suppliers on June 30, 2010 and December 31, 2009 were the following:

	June 30, 2010		December 31, 2009
		% of Accounts		% of Accounts
	$ (thousands)	Payable	$ (thousands)	Payable
Integrated circuit supplier A	$4,030	9.6%	$3,613	9.1%
Component and finished good supplier A	10,244	24.5%	8,290	21.0%
Component and finished good supplier B	11,054	26.4%	11,887	30.1%
Component and finished good supplier C	3,685	8.8%	6,760	17.1%
We have identified alternative sources of supply for these integrated circuits, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We generally maintain inventories of our integrated circuits, which may be utilized to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, a reduction in their quality or reliability, or a significant increase in the prices of components, would have an adverse effect on our operating results, financial condition and cash flows.
Minimum Inventory Purchase Obligations
On June 30, 2010, we had contractual obligations to purchase $35.6 million of inventory over the subsequent five years.
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
The goodwill allocated to our domestic and international components on June 30, 2010 and the changes in the carrying amount of goodwill during the six months ended June 30, 2010 are the following:

(In thousands)	Domestic	International	Total
Balance on December 31, 2009	$8,314	$5,410	$13,724
Goodwill acquired during the period	—	—	—
Goodwill adjustments (1)	—	(320)	(320)

Balance on June 30, 2010	$8,314	$5,090	$13,404

(1)	The adjustment recorded in international goodwill during the six months ended June 30, 2010, resulted from fluctuation of the foreign currency exchange rates used to translate the balance into U.S. dollars.
See Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.

Intangible Assets, Net
The components of intangible assets, net on June 30, 2010 and December 31, 2009 are listed below:

	June 30, 2010			December 31, 2009
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$353	$(47)	$306	$411	$(54)	$357
Patents (10 years)	8,167	(4,245)	3,922	7,810	(3,925)	3,885
Trademark and trade names (10 years)	840	(483)	357	840	(441)	399
Developed and core technology (5-15 years)(2)	3,500	(321)	3,179	3,500	(204)	3,296
Capitalized software development costs (1-2 years)	1,771	(929)	842	1,420	(704)	716
Customer relationships (15 years)(3)	3,100	(284)	2,816	3,100	(181)	2,919

Total carrying amount	$17,731	$(6,309)	$11,422	$17,081	$(5,509)	$11,572

(1)	This table excludes fully amortized intangible assets of $7.6 million and $7.6 million on June 30, 2010 and December 31, 2009, respectively.

(2)	During the first quarter of 2009, we purchased core technology from Zilog, Inc. valued at $3.5 million, which is being amortized ratably over fifteen years. Refer to Note 17 for further discussion regarding the purchase.

(3)	During the first quarter of 2009, we purchased customer relationships from Zilog, Inc. valued at $3.1 million, which are being amortized ratably over fifteen years. Refer to Note 17 for further discussion regarding the purchase.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption for the three and six months ended June 30, 2010 and 2009 is the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Cost of sales	$109	$101	$225	$207
Selling, general and administrative	312	383	623	707

Total amortization expense	$421	$484	$848	$914

The estimated timing of future amortization expense related to our intangible assets on June 30, 2010 is the following:

(In thousands)
2010 (remaining 6 months)	$940
2011	1,765
2012	1,394
2013	1,303
2014	1,282
Thereafter	4,738

Total	$11,422

Intangibles Measured at Fair Value on a Nonrecurring Basis
We recorded impairment charges related to our intangible assets of $7 thousand during the six months ended June 30, 2010 and 2009. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2010 were comprised of the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(In thousands)	Six Months Ended	Assets	Observable Inputs	Unobservable Inputs	Total
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents and trademarks	$4,279	$—	$—	$4,279	$(7)
We disposed of 1 patent and 8 trademarks with an aggregate carrying amount of $7 thousand resulting in impairment charges of $7 thousand during the six months ended June 30, 2010. We disposed of 8 patents and 10 trademarks with an aggregate carrying amount of $7 thousand during the six months ended June 30, 2009. These assets no longer held any probable future economic benefits and were written-off.
See Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.
Note 6: Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $2.5 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively. Our effective tax rate was 34.7% and 36.4% during the three months ended June 30, 2010 and 2009, respectively. We recorded income tax expense of $3.5 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively. Our effective tax rate was 34.7% and 36.8% during the six months ended June 30, 2010 and 2009, respectively. The decrease in our effective tax rate during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is the result of a decrease in the state effective tax rate coupled with a decrease in interest expense on tax contingencies.
On June 30, 2010, we had gross unrecognized tax benefits of approximately $3.0 million, including interest and penalties, of which approximately $2.4 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.5 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.3 million and $0.2 million on June 30, 2010 and December 31, 2009, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On June 30, 2010, the open statutes of limitations in our significant tax jurisdictions are as follows: federal and state are 2005 through 2009 and non-U.S. are 2001 through 2009. On June 30, 2010, our gross unrecognized tax benefits of $3.0 million are classified as long term because we do not anticipate payment of cash related to those unrecognized tax benefits within one year.
See Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 7: Other Accrued Expenses
The components of other accrued expenses on June 30, 2010 and December 31, 2009 are listed below:

	June 30,	December 31,
(In thousands)	2010	2009
Accrued freight	$1,483	$1,525
Accrued professional fees	766	1,568
Accrued advertising and marketing	550	589
Deferred income taxes	191	483
Accrued third-party commissions	331	301
Accrued sales taxes and VAT	620	845
Tooling (1)	383	124
Sales tax refundable to customers	—	454
Legal settlement	—	575
Other	2,080	2,075

Total other accrued expenses	$6,404	$8,539

(1)	The tooling accrual balance relates to amounts capitalized within fixed assets on June 30, 2010 and December 31, 2009.
Note 8: Revolving Credit Line
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. We were in compliance with the quarterly financial covenants at June 30, 2010.
Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On June 30, 2010, the 12-month LIBOR plus the fixed margin was 3.0% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
Presently, we have no debt under this Credit Facility; however, we cannot make any assurances that we will not need to borrow amounts in the future. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.
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
Product Warranties
Changes in the liability for product warranty claim costs are presented below:

		Accruals for		Settlements
	Balance at	Warranties		(in Cash or in	Balance at
(In thousands)	Beginning of	Issued During		Kind) During	End of
Description	Period	the Period		the Period	Period
Six Months Ended June 30, 2010	$82	$(63	)(1)	$(11)	$8
Six Months Ended June 30, 2009	$90	$—		$(8)	$82

(1)	The reduction in the liability for product warranty costs during the six months ended June 30, 2010 was composed of the reversal of a liability made during the year ended December 31, 2007 related to a specific customer and warranty issue. During the quarter ended June 30, 2010, it became apparent that the customer did not have any further claims and the accrual was reversed.
Litigation
In 2002, one of our subsidiaries (One For All France S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The parties further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, we were awaiting the expert to finalize and file his pre-trial report with the court. In late June 2010, the parties agreed to settle the various lawsuits between them and a confidential Settlement Agreement has been prepared and is in the process of being signed by the parties. When fully signed, each party will dismiss their respective actions against the other and the distributor will pay our subsidiary an immaterial settlement amount.
On April 8, 2010, we received a letter from attorneys representing Remotech, LLC, informing us that on April 7, 2010, Remotech filed a patent infringement complaint against us with the U.S. District Court, Southern District of Florida, West Palm Beach Division, claiming that our Remote Extender product infringes Remotech’s patent. The Remotech patent expired on December 24, 2006. We were not served with the complaint, and thus no response was due from us. Nevertheless, we contacted Remotech’s attorneys and advised them that our Remote Extender product does not infringe the Remotech patent and that the first sale of our product occurred after the expiration date of the Remotech patent. As such, we have demanded that the Remotech attorneys withdraw the complaint against us with no further action on our part. In May 2010, Remotech filed a motion asking the Court to dismiss its complaint against us and on May 21, 2010, the Court entered its order dismissing the action.
There are no other pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.
Long-Term Incentive Plan
Our Compensation Committee awarded a discretionary cash bonus of $1.0 million, to be paid out quarterly during 2009 and 2010. The Compensation Committee made this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus was in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. Each participant’s earned award vests in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. Approximately $0.3 million and $0.1 million was paid and expensed, respectively, during the six months ended June 30, 2010 to our executive management team. On June 30, 2010 and December 31, 2009, $0.1 million and $0.3 million, respectively, have been included in accrued compensation for this discretionary bonus. In the event a participant terminates their employment during the remaining service period (July 1, 2010 through December 31, 2010), they will forfeit their right to any remaining installments where the payment date has not yet occurred.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. On June 30, 2010 and December 31, 2009, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The India Plan was adequately funded as of June 30, 2010 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. On June 30, 2010, approximately 30 percent of our employees in India had qualified for eligibility. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to 15 days salary for each year of service completed. The total amount of liability outstanding on June 30, 2010 and December 31, 2009 for the India Plan was not material. During the three and six months ended June 30, 2010 and 2009, the net periodic benefit costs were also not material.
Note 10: Treasury Stock
During the six months ended June 30, 2010 and 2009, we repurchased 355,254 and 216,477 shares of our common stock at a cost of $7.3 million and $3.9 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the six months ended June 30, 2010 and 2009, we issued 14,583 and 12,500 shares, respectively, to outside directors for services performed (see Note 13).
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2010, we have repurchased 322,688 shares of our common stock under this authorization, leaving 677,312 shares available for repurchase.

Note 11: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net income	$4,777	$3,816	$6,613	$4,612
Other comprehensive (loss) income:
Foreign currency translations (1)	(3,361)	2,084	(5,481)	216

Comprehensive income	$1,416	$5,900	$1,132	$4,828

(1)	The foreign currency translation loss of $5.5 million for the six months ended June 30, 2010 was due to the strengthening of the U.S. dollar against the Euro. The foreign currency translation gain of $0.2 million for the six months ended June 30, 2009 was due to the weakening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.23 and 1.43 on June 30, 2010 and December 31, 2009, respectively, and 1.40 and 1.39 on June 30, 2009 and December 31, 2008, respectively.
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
Foreign Operations
Our sales by geographic area were the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net sales
United States	$41,456	$49,639	$83,079	$96,362
International:
Asia	14,470	14,259	25,272	24,291
United Kingdom	9,005	3,776	16,371	7,199
Argentina	737	383	1,221	721
Australia	482	255	575	640
France	822	631	1,282	1,388
Germany	1,824	1,215	3,586	2,933
Israel	709	636	1,713	1,005
Italy	320	699	954	1,357
Portugal	1,203	1,214	1,711	1,776
South Africa	2,149	1,799	3,060	3,231
Spain	1,278	1,052	2,579	2,046
All other	4,437	2,745	8,865	6,480

Total international	37,436	28,664	67,189	53,067

Total net sales	$78,892	$78,303	$150,268	$149,429

Specific identification of the customer’s location was the basis used to attribute revenues to geographic areas.

Long-lived asset information by our domestic and international components is the following:

	June 30,	December 31,
(In thousands)	2010	2009
Long-lived tangible assets:
United States	$7,116	$7,440
International	3,863	3,693

Total	$10,979	$11,133

Note 13: Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the three and six months ended June 30, 2010 and 2009 is the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Cost of sales	$14	$12	$28	$14
Research and development	105	111	243	208
Selling, general and administrative	1,228	1,006	2,261	1,859

Stock-based compensation expense before income taxes	$1,347	$1,129	$2,532	$2,081

Selling, general and administrative expense includes stock-based compensation related to restricted stock awards granted to outside directors of $0.2 million for the three months ended June 30, 2010 and 2009. During the six months ended June 30, 2010 and 2009, stock-based compensation related to restricted stock awards granted to outside directors was $0.3 million.
Selling, general and administrative expense also includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million for the three months ended June 30, 2010 and 2009. During the six months ended June 30, 2010 and 2009, pre-tax stock-based compensation related to options granted to directors was $0.2 million and $0.1 million, respectively.
The income tax benefit from the recognition of stock-based compensation for the three months ended June 30, 2010 and 2009 was $0.5 million and $0.4 million, respectively. The income tax benefit from the recognition of stock-based compensation for the six months ended June 30, 2010 and 2009 was $0.9 million and $0.7 million, respectively.
Stock Options
During the six months ended June 30, 2010, the Compensation Committee and Board of Directors granted 99,900 stock options to our employees with an aggregate grant date fair value of $1.1 million under various stock incentive plans. There were no stock options granted during the three months ended June 30, 2010. The stock options granted to employees during the six months ended June 30, 2010 consisted of the following:

	Number of
	Shares	Grant Date
Stock Option	Underlying	Fair Value
Grant Date	Options	$ (thousands)	Vesting Period
January 25, 2010	99,900	$1,134	4 -Year Vesting Period
			(0% each quarter during year 1 and 8.33% each quarter during years 2-4)

	99,900	$1,134

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average fair value of grants(1)	$—	$7.09	$11.35	$7.02
Risk-free interest rate	—	1.68%	2.37%	1.92%
Expected volatility	—	47.77%	50.01%	49.48%
Expected life in years	—	4.85	4.95	4.85

(1)	The fair value calculation was based on stock options granted during each respective period.
Stock option activity during the six months ended June 30, 2010 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(thousands)	Price	(In years)	$ (thousands)
Outstanding on December 31, 2009	1,693	$18.37
Granted	100	24.91
Exercised	(16)	16.62		$115
Forfeited/cancelled/expired	(24)	19.45

Outstanding on June 30, 2010	1,753	$18.75	5.25	$2,054

Vested and expected to vest on June 30, 2010	1,728	$18.69	5.19	$2,046
Exercisable on June 30, 2010	1,345	$17.99	4.27	$1,928
The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on June 30, 2010. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the second quarter of 2010 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended June 30, 2010 and 2009, was $0.04 million and $1.1 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2010 and 2009, was $0.1 million and $1.3 million, respectively.
On June 30, 2010, there was $3.0 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.4 years.
Restricted Stock
During the six months ended June 30, 2010, the Compensation Committee and Board of Directors granted 45,500 restricted stock awards to our employees with an aggregate grant date fair value of $1.1 million under the 2006 Stock Incentive Plan. There were no restricted stock grants during the three months ended June 30, 2010. The restricted stock awards granted to employees during the six months ended June 30, 2010 consisted of the following:

	Number
	of	Grant Date
Restricted Stock	Shares	Fair Value
Grant Date	Granted	$ (thousands)	Vesting Period
January 25, 2010	45,500	$1,133	4-Year Vesting Period
			(0% each quarter during year 1 and 8.33% each quarter during years 2-4)

	45,500	$1,133

Non-vested restricted stock award activity during the six months ended June 30, 2010 (including restricted stock issued to directors as described in Note 10) was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(thousands)	Fair Value
Non-vested on December 31, 2009	280	$16.54
Granted	45	24.91
Vested	(81)	18.36
Forfeited	—	—

Non-vested on June 30, 2010	244	$17.50

On June 30, 2010, we expect to recognize $4.0 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 2.1 years.
See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 14: Other (Expense) Income, Net
The components of other (expense) income, net for the three and six months ended June 30, 2010 and 2009 are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net (loss) gain on foreign currency exchange contracts(1)	$(272)	$128	$(306)	$(504)
Net gain on foreign currency exchange transactions	247	53	321	303
Other income	4	1	7	15

Other (expense) income, net	$(21)	$182	$22	$(186)

(1)	This represents the losses and gain incurred on foreign currency hedging derivatives (see Note 16 for further details).
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
In the computation of diluted earnings per common share for the three months ended June 30, 2010 and 2009, we have excluded 527,587 and 750,900 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended June 30, 2010 and 2009, we have excluded 195,492 and 266,945 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
In the computation of diluted earnings per common share for the six months ended June 30, 2010 and 2009, we have excluded 473,299 and 985,068 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the six months ended June 30, 2010 and 2009, we have excluded 198,001 and 225,025 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

Basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009, are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share amounts)	2010	2009	2010	2009
BASIC
Net income	$4,777	$3,816	$6,613	$4,612

Weighted-average common shares outstanding	13,601	13,621	13,650	13,640

Basic earnings per share	$0.35	$0.28	$0.48	$0.34

DILUTED
Net income	$4,777	$3,816	$6,613	$4,612

Weighted-average common shares outstanding for basic	13,601	13,621	13,650	13,640
Dilutive effect of stock options and restricted stock	328	360	361	267

Weighted-average common shares outstanding on a diluted basis	13,929	13,981	14,011	13,907

Diluted earnings per share	$0.34	$0.27	$0.47	$0.33

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
The gains and losses on foreign currency hedging derivatives are recorded as foreign currency exchange contract gains or losses in other (expense) income, net (see Note 14). Derivatives are recorded on the balance sheet at fair value. The estimated fair value of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
The fair value of our derivatives are determined utilizing level 2 inputs in the fair value hierarchy. See Note 2 under the captions Derivatives and Fair-Value Measurements in our Annual Report on Form 10-K for further information concerning the accounting principles and valuation methodology utilized.
The following table sets forth our derivative that was accounted for at fair value on a recurring basis on June 30, 2010:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(In thousands)		Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contract	$11	$—	$11	$—

	$11	$—	$11	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.3 million and a net pre-tax gain of approximately $0.1 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, we had a net pre-tax loss of approximately $0.3 million and $0.5 million, respectively.

Futures Contracts
We held one USD/Euro futures contract with a notional value of $2.0 million and a forward rate of $1.21795 USD/Euro on June 30, 2010. We held the Euro position on this contract, which settled on July 30, 2010. The gain on this contract as of June 30, 2010 was $11 thousand and is included in prepaid expenses and other current assets.
We held one USD/Euro futures contract with a notional value of $1.5 million and a forward rate of $1.4386 USD/Euro on December 31, 2009. We held the Euro position on this contract, which settled on January 15, 2010. The loss on this contract as of December 31, 2009 was $5 thousand and was included in other accrued expenses. This contract was settled at a gain of $11 thousand resulting in a gain of $16 thousand in January 2010.
Put Options
In July 2009, we entered into a USD/GBP put option with a notional value of $4.3 million. That contract expired on December 31, 2009 and settled on January 5, 2010. The fair value of this put option was approximately $2 thousand on December 31, 2009 and was included in accounts receivable, net (see Note 3).
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
We have cross-licensed the remote control technology and intellectual property with Maxim Integrated Products for the purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. In addition, during 2009 we agreed to be Maxim’s exclusive sales agent, selling the Zilog designs to Zilog’s former customers, in return for a sales agency fee. The sales agency fee during the three months ended June 30, 2010 and 2009 was $1.5 million and $1.3 million, respectively. The sales agency fee during the six months ended June 30, 2010 and 2009 was $2.5 million and $1.9 million, respectively. This arrangement was mildly accretive to our earnings in 2009, excluding acquisition costs. During 2010, as the transition from the Zilog chip platform to the Maxim chip platform progresses, we will begin to take over full sales and distribution rights, procuring and selling the chips directly to Zilog’s former customers. We anticipate this position will lead to growth in revenue and earnings going forward. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009.
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
Pro forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of the acquisition from Zilog as if the acquisition had occurred at January 1, 2009. Adjustments netting $0 and $0.1 million for the three and six months ended June 30, 2009, respectively, have been made to the combined results of operations, primarily reflecting net sales, salary costs and the amortization of purchased intangible assets. The adjustments are net of any related tax effects.
Pro forma results were as follows for the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2009	June 30, 2009
Net sales	$78,303	$149,916
Net income	$3,816	$4,573
Basic and diluted net income per share:
Basic	$0.28	$0.34
Diluted	$0.27	$0.33

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
Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 472,000 individual device functions and over 4,100 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We operate as one business segment. We have fourteen subsidiaries located in Argentina, Cayman Islands, China, France, Germany (2), Hong Kong (2), India, Italy, the Netherlands, Singapore, Spain and the United Kingdom.
To recap our results for the six months ended June 30, 2010:
•	Our revenue grew 0.6% from $149.4 million for the six months ended June 30, 2009 to $150.3 million for the six months ended June 30, 2010. We acquired new domestic and international customers in our business category which offset the loss of sales from a significant customer who returned to a more traditional dual source arrangement beginning in the first quarter of 2010. This significant customer purchased the majority of its remotes from us in 2009. In addition, sales in our consumer category increased due to improvement in our European retail business and a new partnership agreement with a distributor in the U.S. market.

•	Our operating income for the first six months of 2010 increased 38.5% to $10.0 million from operating income of $7.2 million in the first six months of 2009. Our operating margin percentage increased from 4.8% in the first six months of 2009 to 6.7% in the first six months of 2010 due to the increase in our gross margin percentage as well as the decrease in operating expenses as a percentage of revenue. Our gross margin percentage increased from 31.4% in the first six months of 2009 to 32.9% in the first six months of 2010 due primarily to sales mix, as a higher percentage of sales in our business category was comprised of higher-margin products. Operating expenses decreased from 26.6% of revenue for the six months ended June 30, 2009 to 26.3% for the six months ended June 30, 2010.
Our strategic business objectives for 2010 include the following:
•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Asia in particular;

•	continue to develop industry-leading technologies and products; and

•	continue to evaluate potential acquisition and joint venture opportunities that may enhance our business.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for a discussion of new and recently adopted accounting pronouncements.
Results of Operations
Our results of operations as a percentage of net sales for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	100%	100%	100%	100%
Cost of sales	65.2	67.4	67.1	68.6

Gross profit	34.8	32.6	32.9	31.4
Research and development expenses	3.2	2.6	3.5	2.8
Selling, general and administrative expenses	22.3	22.7	22.8	23.8

Operating expenses	25.5	25.3	26.3	26.6

Operating income	9.3	7.3	6.6	4.8
Interest income, net	0.0	0.2	0.1	0.2
Other (expense) income, net	(0.0)	0.2	0.0	(0.1)

Income before income taxes	9.3	7.7	6.7	4.9
Provision for income taxes	(3.2)	(2.8)	(2.3)	(1.8)

Net income	6.1%	4.9%	4.4%	3.1%

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009:
Net sales by our Business and Consumer lines for the three months ended June 30, 2010 and 2009 were the following:

	Three Months Ended June 30,
	2010		2009
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$67.3	85.3%	$68.1	87.0%
Consumer	11.6	14.7%	10.2	13.0%

Total net sales	$78.9	100.0%	$78.3	100.0%

Overview
Net sales for the second quarter of 2010 were $78.9 million, an increase of 0.8% compared to $78.3 million for the second quarter of 2009. Net income for the second quarter of 2010 was $4.8 million or $0.34 per diluted share compared to $3.8 million or $0.27 per diluted share for the second quarter of 2009.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 85% of net sales in the second quarter of 2010 compared to approximately 87% in the second quarter of 2009. Net sales in our Business lines for the second quarter of 2010 decreased by 1% to $67.3 million from $68.1 million in the second quarter of 2009. This was the result of a significant customer returning to a more traditional dual source arrangement during the first quarter of 2010, impacting both the first and second quarters of 2010. This significant customer purchased the majority of its remotes from us during the first six months of 2009. We were able to offset this loss by acquiring new domestic and international customers.
Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 15% of net sales during the second quarter of 2010 compared to approximately 13% during the second quarter of 2009. Net sales in our Consumer lines increased by 14% to $11.6 million during the second quarter of 2010 from $10.2 million during the second quarter of 2009. International retail sales increased by $2.1 million from $7.5 million during the second quarter of 2009 to $9.6 million during the second quarter of 2010 primarily as a result of the analog-to-digital transition that took place in some European countries. The weakening of both the Euro and the British Pound compared to the U.S. dollar resulted in a decrease in net sales of approximately $0.4 million. Net of this currency effect, international retail sales increased $2.5 million. CEDIA sales decreased by $0.7 million compared to the second quarter of 2009.
Gross profit for the second quarter of 2010 was $27.4 million compared to $25.5 million for the second quarter of 2009. Gross profit as a percentage of sales for the second quarter of 2010 increased to 34.8% from 32.6% during the same period in the prior year, due to the following reasons:
•	Sales of higher-margin products in both the Business and Consumer categories represented a larger percentage of the overall sales in both categories, which resulted in an increase of 1.9% in the gross margin rate;

•	A decrease in inventory scrap expense, primarily as a result of a lower return rate in our European retail business, resulted in an increase of 0.7% in the gross margin rate;

•	A decrease in environmental fees increased the gross profit rate by 0.6%. We received governmental correspondence in the United Kingdom during the second quarter of 2010 indicating that the actual environmental fee assessment for the period 2007 through 2009 was less than what we had accrued and expensed during that period; therefore, we adjusted our environmental fee accrual accordingly during the second quarter of 2010;

•	An increase in freight expense of $0.5 million due to more air shipments resulted in a decrease of 0.7% in the gross margin rate;

•	Foreign currency fluctuations caused a decrease of 0.3% in the gross margin rate.
Research and development expenses increased 21.4% from $2.0 million during the second quarter of 2009 to $2.5 million during the second quarter of 2010 due to additional investments in product development.
Selling, general and administrative expenses decreased 0.8% from $17.8 million during the second quarter of 2009 to $17.6 million during the second quarter of 2010. The weakening of the Euro compared to the U.S. dollar resulted in a decrease of $0.4 million. Net of this favorable currency effect, expenses increased by $0.2 million, primarily due to increased bonus expense of $1.0 million and increased bad debt expense of $0.6 million. The bad debt expense was related to two specific customers. Offsetting these increases were personnel costs, which decreased $0.5 million; outside legal fees decreased $0.3 million due to the acquisition of certain assets and operations from Zilog, Inc. that occurred during the first quarter of 2009. In addition, freight and delivery expense decreased by $0.3 million and marketing expense decreased by $0.2 million during the second quarter of 2010 compared to the second quarter of 2009.
During the second quarter of 2010 and 2009, we recorded $18 thousand and $0.1 million of net interest income, respectively.
During the three months ended June 30, 2010, net other expense was $21 thousand as compared to net other income of $0.2 million during the same period in the prior year. Approximately $25 thousand of net other expense during the three months ended June 30, 2010 was the result of a foreign exchange loss, compared to a foreign exchange gain of $0.2 million during the three months ended June 30, 2009.
We recorded income tax expense of $2.5 million during the second quarter of 2010 compared to $2.2 million during the second quarter of 2009. Our effective tax rate was 34.7% for the second quarter of 2010 compared to 36.4% for the second quarter of 2009. The decrease in our effective tax rate was due primarily to lower quarterly interest expense related to tax contingencies as a result of the fourth quarter 2009 settlement of our Dutch tax audit for the years 2002 through 2006. In addition, higher pre-tax income during the second quarter of 2010 compared to the second quarter of 2009 enabled interest expense related to tax contingencies to be absorbed more efficiently.
Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009:
Net sales by our Business and Consumer lines for the six months ended June 30, 2010 and 2009 were the following:

	Six Months Ended June 30,
	2010		2009
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$127.6	84.9%	$129.0	86.4%
Consumer	22.7	15.1%	20.4	13.6%

Total net sales	$150.3	100.0%	$149.4	100.0%

Overview
Net sales during the six months ended June 30, 2010 were $150.3 million, an increase of 0.6% compared to $149.4 million during the six month ended June 30, 2009. Net income for the six months ended June 30, 2010 was $6.6 million or $0.47 per diluted share compared to $4.6 million or $0.33 per diluted share for the six months ended June 30, 2009.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 85% of net sales during the six months ended June 30, 2010 compared to approximately 86% during the six months ended June 30, 2009. Net sales in our Business lines during the six months ended June 30, 2010 decreased by 1% to $127.6 million from $129.0 million during the six months ended June 30, 2009. This was the result of a significant customer returning to a more traditional dual source arrangement during the first quarter of 2010, impacting both the first and second quarters of 2010. This significant customer purchased the majority of its remotes from us during the first six months of 2009. We were able to offset this loss by acquiring new domestic and international customers.
Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 15% of net sales during the six months ended June 30, 2010 compared to approximately 14% during the six months ended June 30, 2009. Net sales in our Consumer lines increased by 12% to $22.7 million during the six months ended June 30, 2010 from $20.4 million during the same period in the prior year. International retail sales increased by $2.3 million from $15.9 million during the first six months of 2009 to $18.2 million during the first six months of 2010. The strengthening of the British Pound compared to the U.S. dollar resulted in an increase in net sales of approximately $0.1 million. Net of this currency effect, international retail sales increased $2.2 million. North American retail sales increased by $0.9 million compared to the first six months of 2009, as a result of our new partnership agreement with a distributor in the U.S. market. CEDIA sales decreased by $0.9 million compared to the first six months of 2009.
Gross profit for the six months ended June 30, 2010 was $49.5 million compared to $46.9 million for the six months ended June 30, 2009. Gross profit as a percentage of sales for the six months ended June 30, 2010 increased to 32.9% from 31.4% during the same period in the prior year, due to the following reasons:
•	Sales of higher-margin products in both the Business and Consumer categories represented a larger percentage of the overall sales in both categories, which resulted in an increase of 1.2% in the gross margin rate;

•	A decrease in inventory scrap expense, primarily as a result of a lower return rate in our European retail business, resulted in an increase of 0.5% in the gross margin rate;

•	A decrease in environmental fees, increased the gross profit rate by 0.3%. We received governmental correspondence in the United Kingdom during the second quarter of 2010 indicating that the actual environmental fee assessment for the period 2007 through 2009 was less than what we had accrued and expensed during that period; therefore, we adjusted our environmental fee accrual accordingly during the second quarter of 2010;

•	An increase in freight expense of $0.8 million due to more air shipments resulted in a decrease of 0.6% in the gross margin rate.
Research and development expenses increased 26.4% from $4.2 million during the six months ended June 30, 2009 to $5.3 million during the six months ended June 30, 2010 due to additional investments in product development.
Selling, general and administrative expenses decreased 3.7% from $35.5 million during the six months ended June 30, 2009 to $34.2 million during the six months ended June 30, 2010. Professional service expenses decreased by $1.4 million, due primarily to the non-recurring professional service expenses of approximately $1.1 million related to the acquisition of certain assets and operations from Zilog, Inc. that occurred during the first quarter of 2009. Additionally, personnel costs decreased by $0.6 million and non-billable product development costs decreased by $0.3 million. Partially offsetting these cost decreases were bonus expense and bad debt expense, both increased by $0.6 million during the first six months of 2010 compared to the first six months of 2009. The bad debt expense was related to two specific customers.
In the six months ended June 30, 2010 and 2009, we recorded $0.1 million and $0.3 million of net interest income respectively.
During the six months ended June 30, 2010, net other income was $22 thousand as compared to net other expense of $0.2 million during the same period in the prior year. Approximately $15 thousand of net other income during the six months ended June 30, 2010 was the result of a foreign exchange gain, compared to a foreign exchange loss of $0.2 million during the six months ended June 30, 2009.

We recorded income tax expense of $3.5 million during the six months ended June 30, 2010 compared to $2.7 million during the six months ended June 30, 2009. Our effective tax rate was 34.7% for the six months ended June 30, 2010 compared to 36.8% for the same period in the prior year. The decrease in our effective tax rate was due primarily to lower quarterly interest expense related to tax contingencies as a result of the fourth quarter 2009 settlement of our Dutch tax audit for the years 2002 through 2006. In addition, higher pre-tax income during the second quarter of 2010 compared to the second quarter of 2009 enabled interest expense related to tax contingencies to be absorbed more efficiently.
Earnings per share for the year ending December 31, 2010 is expected to be between $1.20 and $1.28 as compared to the $1.05 per diluted share earned in the year ended December 31, 2009.
Liquidity and Capital Resources
Sources and Uses of Cash:

	Six months ended	Increase/(Decrease)	Six months ended
(In thousands)	June 30, 2010	in cash	June 30, 2009
Net cash provided by operating activities	$13,729	$4,122	$9,607
Net cash provided by (used for) investing activities	45,456	107,101	(61,645)
Net cash used for financing activities	(6,948)	(4,783)	(2,165)
Effect of exchange rate changes on cash	(2,415)	(2,757)	342

(In thousands)	June 30, 2010	Increase/(Decrease)	December 31, 2009
Cash and cash equivalents	$78,838	$49,822	$29,016
Working capital	124,850	(2,236)	127,086
Net cash provided by operating activities increased by $4.1 million from $9.6 million during the first six months of 2009 to $13.7 million during the first six months of 2010. The increase in net cash provided by operating activities was partly due to the increase in net income from $4.6 million for the first six months of 2009 to $6.6 million for the first six months of 2010. In addition, our cash conversion cycle improved from 68.9 days at June 30, 2009 to 65.1 days at June 30, 2010.
Net cash provided by (used for) investing activities increased by $107.1 million from cash outflows of $61.6 million during the first six months of 2009 to cash inflows of $45.5 million during the first six months of 2010. The increase in cash provided by (used for) investing activities was primarily due to the maturity of our term deposit resulting in cash inflows of $49.2 million during the first six months of 2010, compared with cash outflows to purchase a term deposit of $49.2 million during the first six months of 2009. In addition, the acquisition of intangible assets and goodwill from Zilog, Inc. during the first six months of 2009 resulted in cash outflows of $9.5 million compared to $0 during the first six months of 2010. Refer to Note 17 for further discussion about our purchase of assets from Zilog, Inc. These relative increases in cash inflows from investing activities were partially offset by an increase in cash utilized to purchase equipment, furniture and fixtures, which resulted in cash outflows of $3.0 million during the first six months of 2010, greater than the cash outflows of $2.2 million recorded during the first six months of 2009.
Net cash used for financing activities increased by $4.8 million from cash outflows of $2.2 million during the first six months of 2009 to cash outflows of $6.9 million during the first six months of 2010. We repurchased a greater number of shares of our common stock during the first six months of 2010 compared to the first six months of 2009.
During the first six months of 2010 we repurchased 355,254 shares of our common stock for $7.3 million compared to our repurchase of 216,477 shares of our common stock for $3.9 million during the first six months of 2009. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2010, we have purchased 322,688 shares of our common stock, leaving 677,312 shares available for purchase under this authorization.
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. We were in compliance with the quarterly financial covenants at June 30, 2010.
On June 30, 2010, we had no debt under the Credit Facility; however, we cannot make any assurances that we will not need to borrow amounts in the future. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.
Contractual Obligations
On June 30, 2010, our contractual obligations were $40.2 million compared to $44.2 million reported in our Annual Report on Form 10-K as of December 31, 2009. The following table summarizes our contractual obligations on June 30, 2010 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$3,601	$1,912	$1,574	$115	$—
Purchase obligations(1)	36,614	7,614	16,000	13,000	—

Total contractual obligations	$40,215	$9,526	$17,574	$13,115	$—

(1)	Purchase obligations include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
We have utilized cash provided from operations as our primary source of liquidity, since internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility. For information regarding our Credit Facility, see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”
Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. On June 30, 2010, we had $124.9 million of working capital compared to $127.1 million on December 31, 2009.
Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Substantially all of the amounts held outside of the United States may be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered indefinitely reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
On June 30, 2010, we had approximately $10.3 million, $13.6 million, $53.4 million and $1.5 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. A term deposit of $49.2 million was entered into on July 2, 2010 and will mature on December 30, 2010. We attempt to mitigate our exposure to interest rate, liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposit with financial institutions we believe are high quality.
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
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. We were in compliance with the quarterly financial covenants at June 30, 2010.
Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On June 30, 2010, the 12-month LIBOR plus the fixed margin was 3.0% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
On June 30, 2010 we had no debt; however, we cannot make any assurances that we will not need to borrow amounts under this Credit Facility. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position, and cash flows.
On June 30, 2010, we had wholly-owned subsidiaries in Argentina, Cayman Islands, China, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the three and six months ended June 30, 2010 were the Euro and the British Pound. For most currencies, we are a net receiver of the foreign currency (we receive more foreign currency than we pay out). Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales and gross margins as expressed in U.S. dollars. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure on June 30, 2010, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. dollar fluctuate 10% from June 30, 2010, net income and cash flows in the third quarter of 2010 would fluctuate by approximately $0.5 million and $6.7 million, respectively.

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
During the quarter ended June 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2010, we have purchased 322,688 shares of our common stock, leaving 677,312 shares available for purchase under this authorization. Repurchase information for the second quarter of 2010 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2010 — April 30, 2010	22,018	$22.15	N/A	N/A
May 1, 2010 — May 31, 2010	130,612	20.88	N/A	N/A
June 1, 2010 — June 30, 2010	144,374	19.16	N/A	N/A

Total Second Quarter 2010	297,004	$20.14	N/A	N/A

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	Universal Electronics Inc.
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