Form 10-Q
period 2010-09-30
UNIVERSAL ELECTRONICS INC
filed 2010-11-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,382,147 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 3, 2010.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,447	$29,016
Term deposit	49,536	49,246
Accounts receivable, net	57,990	64,392
Inventories, net	44,615	40,947
Prepaid expenses and other current assets	1,594	2,423
Income tax receivable	480	—
Deferred income taxes	2,938	3,016

Total current assets	180,600	189,040
Equipment, furniture and fixtures, net	10,913	9,990
Goodwill	13,609	13,724
Intangible assets, net	11,323	11,572
Other assets	757	1,144
Deferred income taxes	7,853	7,837

Total assets	$225,055	$233,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,969	$39,514
Accrued sales discounts, rebates and royalties	6,692	6,028
Accrued income taxes	—	3,254
Accrued compensation	5,650	4,619
Other accrued expenses	6,088	8,539

Total current liabilities	49,399	61,954
Long-term liabilities:
Deferred income taxes	159	153
Income tax payable	1,348	1,348
Other long-term liabilities	78	122

Total liabilities	50,984	63,577

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,270,607 and 19,140,232 shares issued on September 30, 2010 and December 31, 2009, respectively	193	191
Paid-in capital	133,078	128,913
Accumulated other comprehensive (loss) income	(168)	1,463
Retained earnings	130,304	118,989

	263,407	249,556

Less cost of common stock in treasury, 5,921,136 and 5,449,962 shares on September 30, 2010 and December 31, 2009, respectively	(89,336)	(79,826)

Total stockholders’ equity	174,071	169,730

Total liabilities and stockholders’ equity	$225,055	$233,307

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$79,007	$83,182	$229,275	$232,611
Cost of sales	53,289	57,112	154,068	159,609

Gross profit	25,718	26,070	75,207	73,002

Research and development expenses	2,687	2,251	7,944	6,411
Selling, general and administrative expenses	16,465	17,175	50,694	52,724

Operating income	6,566	6,644	16,569	13,867
Interest (expense) income, net	(1)	110	99	376
Other income (expense), net	40	25	62	(161)

Income before provision for income taxes	6,605	6,779	16,730	14,082
Provision for income taxes	(1,903)	(2,556)	(5,415)	(5,247)

Net income	$4,702	$4,223	$11,315	$8,835

Earnings per share:
Basic	$0.35	$0.31	$0.83	$0.65

Diluted	$0.34	$0.30	$0.81	$0.63

Shares used in computing earnings per share:
Basic	13,417	13,687	13,572	13,656

Diluted	13,671	14,008	13,897	13,940

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by operating activities:
Net income	$11,315	$8,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,660	5,019
Provision for doubtful accounts	661	181
Provision for inventory write-downs	1,914	2,861
Deferred income taxes	17	(297)
Tax benefit from exercise of stock options	102	374
Excess tax benefit from stock-based compensation	(131)	(198)
Shares issued for employee benefit plan	375	530
Stock-based compensation	3,757	3,184

Changes in operating assets and liabilities:
Accounts receivable	4,508	4,474
Inventories	(6,069)	(1,931)
Prepaid expenses and other assets	1,158	883
Accounts payable and accrued expenses	(8,229)	(3,241)
Accrued income taxes	(3,407)	202

Net cash provided by operating activities	10,631	20,876

Cash used for investing activities:
Term deposit	(290)	(49,125)
Acquisition of equipment, furniture and fixtures	(4,449)	(4,142)
Acquisition of intangible assets	(1,061)	(988)
Acquisition of assets from Zilog, Inc.	—	(9,502)

Net cash used for investing activities	(5,800)	(63,757)

Cash used for financing activities:
Proceeds from stock options exercised	257	2,412
Treasury stock purchased	(9,835)	(5,242)
Excess tax benefit from stock-based compensation	131	198

Net cash used for financing activities	(9,447)	(2,632)

Effect of exchange rate changes on cash	(953)	374

Net decrease in cash and cash equivalents	(5,569)	(45,139)

Cash and cash equivalents at beginning of period	29,016	75,238

Cash and cash equivalents at end of period	$23,447	$30,099

Supplemental Cash Flow Information — We had net income tax payments of $8.9 million and $5.3 million during the nine months ended September 30, 2010 and 2009, respectively.
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
Our results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

Note 2: Cash, Cash Equivalents, and Term Deposit
Our cash, cash equivalents, and term deposit that were accounted for at fair value on a recurring basis on September 30, 2010 were the following:

		Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(In thousands)		Asset	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$23,447	$23,447	$—	$—
Term deposit	49,536	49,536	—	—

	$72,983	$72,983	$—	$—

On September 30, 2010, we had approximately $6.7 million, $10.4 million, $3.2 million, and $3.1 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. On December 31, 2009, we had approximately $9.3 million, $14.2 million, $2.4 million and $3.1 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively.
On July 2, 2010, we entered into a six-month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The deposit amount related to this account was $49.5 million, and was earning interest at an annual rate of 0.5%. The term was set to end on December 30, 2010. On October 28, 2010, we elected to liquidate this term deposit account to assist us with the funding of our acquisition of Enson Assets Limited. See Note 18 for further information regarding this acquisition.
On December 31, 2009, we had a six-month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term began on July 21, 2009 and ended on January 21, 2010. The term deposit earned interest at an annual rate of 0.57%. The deposit amount and interest receivable related to this account as of December 31, 2009 were $49.2 million and $0.1 million, respectively.
See Note 2 under the caption Cash, Cash Equivalents, and Term Deposit in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 3: Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net consisted of the following on September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In thousands)	2010	2009
Trade receivables, gross (1)	$60,110	$68,458
Allowance for doubtful accounts	(1,091)	(2,423)
Allowance for sales returns	(1,146)	(1,999)

Trade receivables, net	57,873	64,036
Other receivables (2)	117	356

Accounts receivable, net	$57,990	$64,392

(1)	The decrease in gross trade receivables from December 31, 2009 to September 30, 2010 is due primarily to net sales decreasing from $84.9 million for the fourth quarter of 2009 to $79.0 million for the third quarter of 2010. In addition, our days sales outstanding decreased from 68.2 days at December 31, 2009 to 66.1 days at September 30, 2010.

(2)	Our other receivables balance on September 30, 2010 includes $45 thousand of sales tax receivables. Our other receivables balance on December 31, 2009 consisted primarily of a reimbursement due from a vendor for quality issues, sales tax receivables, and interest due from Wells Fargo Bank on our term deposit.

Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts during the three months ended September 30, 2010 and 2009 were the following:

	Balance at	Additions		Balance at
(In thousands)	Beginning of	to Costs and	Write-offs/	End of
Description	Period	Expenses	FX Effects	Period
Valuation account for trade receivables
Three months ended September 30, 2010	$2,735	$47	$(1,691)	$1,091
Three months ended September 30, 2009	$2,398	$57	$44	$2,499
Changes in the allowance for doubtful accounts during the nine months ended September 30, 2010 and 2009 were the following:

	Balance at	Additions		Balance at
(In thousands)	Beginning of	to Costs and	Write-offs/	End of
Description	Period	Expenses	FX Effects	Period
Valuation account for trade receivables
Nine months ended September 30, 2010	$2,423	$762	$(2,094)	$1,091
Nine months ended September 30, 2009	$2,439	$212	$(152)	$2,499
The additions to the allowance for doubtful accounts during the nine months ended September 30, 2010 were composed primarily of the write-down of nearly the entire balance due from two former customers during the second quarter of 2010.
Sales Returns
The allowance for sales returns balance on September 30, 2010 and December 31, 2009 contained reserves for items returned prior to the end of the period, but that were not completely processed, and therefore not yet removed from the allowance for sales returns balance. We estimate that if these returns had been fully processed the allowance for sales returns balance would have been approximately $0.8 million and $1.4 million on September 30, 2010 and December 31, 2009, respectively. The value of these returned goods was included in our inventory balance on September 30, 2010 and December 31, 2009.
Significant Customers
During the three and nine months ended September 30, 2010 and 2009, we had net sales to two significant customers, that when combined with their subcontractors, each totaled to more than 10% of our net sales as follows:

	Three Months Ended September 30,
	2010		2009
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	$11,866	15.0%	$16,607	20.0%
Customer B	$11,141	14.1%	$9,136	11.0%

	Nine Months Ended September 30,
	2010		2009
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	$31,123	13.6%	$53,879	23.2%
Customer B	$31,057	13.5%	$24,495	10.5%
Trade receivables with these customers were the following on September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		% of Accounts		% of Accounts
	$ (thousands)	Receivable, Net	$ (thousands)	Receivable, Net
Customer A	$8,106	14.0%	$7,006	10.9%
Customer B	$4,567	7.9%	$6,516	10.1%

We had a third customer that accounted for greater than 10% of accounts receivable, net on December 31, 2009, but did not account for greater than 10% of net sales for the three and nine months ended September 30, 2010 or 2009. Trade receivables with this customer amounted to $6.9 million, or 10.7%, of our accounts receivable, net on December 31, 2009.
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
Note 4: Inventories, Net and Significant Suppliers
Inventories, net consisted of the following on September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In thousands)	2010	2009
Components	$8,756	$7,277
Finished goods	37,892	35,420
Reserve for excess and obsolete inventory	(2,033)	(1,750)

Inventories, net	$44,615	$40,947

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory during the three months ended September 30, 2010 and 2009 were composed of the following:

		Additions
	Balance at	Charged to			Balance at
(In thousands)	Beginning of	Costs and	Sell	Write-offs/	End of
Description	Period	Expenses	Through(1)	FX Effects	Period
Reserve for excess and obsolete inventory:
Three Months Ended September 30, 2010	$1,961	$622	$(264)	$(286)	$2,033
Three Months Ended September 30, 2009	$2,107	$743	$(167)	$(518)	$2,165
Changes in the reserve for excess and obsolete inventory during the nine months ended September 30, 2010 and 2009 were composed of the following:

		Additions
	Balance at	Charged to			Balance at
(In thousands)	Beginning of	Costs and	Sell	Write-offs/	End of
Description	Period	Expenses	Through(1)	FX Effects	Period
Reserve for excess and obsolete inventory:
Nine Months Ended September 30, 2010	$1,750	$2,225	$(736)	$(1,206)	$2,033
Nine Months Ended September 30, 2009	$1,535	$2,679	$(500)	$(1,549)	$2,165

(1)	This column represents the gross book value of inventory items sold during the period that had been previously written down to zero net book value. Sell through is the result of differences between our judgment concerning the salability of inventory items during the excess and obsolete inventory review process and our subsequent experience.
Inventory write-downs for excess and obsolescence are a normal part of our business and result primarily from product life cycle estimation variances.
See Note 2 under the caption Inventories in our Annual Report on Form 10-K for further information regarding our accounting principles.

Significant Suppliers
We purchase integrated circuits, used principally in our wireless control products, from two main suppliers. The total purchased from one of these suppliers was greater than 10% of our total inventory purchases. In addition, our purchases from two component and finished good suppliers each amounted to greater than 10% of our total inventory purchases for the three and nine months ended September 30, 2010. Purchases from three component and finished good suppliers each amounted to greater than 10% of our total inventory purchases for the three and nine months ended September 30, 2009.
During the three months ended September 30, 2010 and 2009, the amounts purchased from these four suppliers were the following:

	Three Months Ended September 30,
	2010		2009
		% of Total		% of Total
		Inventory		Inventory
	$ (thousands)	Purchases	$ (thousands)	Purchases
Integrated circuit supplier A	$8,536	18.5%	$7,255	14.5%
Component and finished good supplier A	8,319	18.0%	13,012	26.0%
Component and finished good supplier B (1)	10,173	22.0%	11,436	22.8%
Component and finished good supplier C	3,926	8.5%	6,728	13.4%
During the nine months ended September 30, 2010 and 2009, the amounts purchased from these four suppliers were the following:

	Nine Months Ended September 30,
	2010		2009
		% of Total		% of Total
		Inventory		Inventory
	$ (thousands)	Purchases	$ (thousands)	Purchases
Integrated circuit supplier A	$23,658	16.9%	$20,869	14.6%
Component and finished good supplier A	28,473	20.3%	36,334	25.4%
Component and finished good supplier B(1)	28,763	20.5%	32,926	23.1%
Component and finished good supplier C	13,804	9.9%	21,209	14.9%
The total accounts payable to each of these suppliers on September 30, 2010 and December 31, 2009 were the following:

	September 30, 2010		December 31, 2009
		% of Accounts		% of Accounts
	$ (thousands)	Payable	$ (thousands)	Payable
Integrated circuit supplier A	$3,448	11.1%	$3,613	9.1%
Component and finished good supplier A	5,944	19.2%	8,290	21.0%
Component and finished good supplier B(1)	9,103	29.4%	11,887	30.1%
Component and finished good supplier C	3,800	12.3%	6,760	17.1%

(1)	Component and finished good supplier B is Enson Assets Limited and its subsidiaries. See Note 18 for further information regarding our acquisition of Enson Assets Limited.
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
Minimum Inventory Purchase Obligations
On September 30, 2010, we had contractual obligations to purchase $35.0 million of inventory over the subsequent five years.

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
The goodwill allocated to our domestic and international components on September 30, 2010 and the changes in the carrying amount of goodwill during the nine months ended September 30, 2010 are the following:

	Components
(In thousands)	Domestic	International	Total
Balance on December 31, 2009
Goodwill	$8,314	$5,410	$13,724
Accumulated impairment losses	—	—	—

	$8,314	$5,410	$13,724

Goodwill acquired during the period	—	—	—
Goodwill impairment losses	—	—	—
Goodwill written off related to the sale of a business	—	—	—
Goodwill adjustments (1)	—	(115)	(115)

Balance on September 30, 2010
Goodwill	$8,314	$5,295	$13,609
Accumulated impairment losses	—	—	—

	$8,314	$5,295	$13,609

(1)	The adjustment recorded in international goodwill during the nine months ended September 30, 2010, resulted from fluctuation of the foreign currency exchange rates used to translate the balance into U.S. dollars.
See Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.
Intangible Assets, Net
The components of intangible assets, net on September 30, 2010 and December 31, 2009 were the following:

	September 30, 2010			December 31, 2009
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$390	$(52)	$338	$411	$(54)	$357
Patents (10 years)	8,392	(4,421)	3,971	7,810	(3,925)	3,885
Trademarks and trade names (10 years)	840	(504)	336	840	(441)	399
Developed and core technology (5-15 years)(2)	3,500	(379)	3,121	3,500	(204)	3,296
Capitalized software development costs (1-2 years)	1,824	(1,031)	793	1,420	(704)	716
Customer relationships (15 years)(3)	3,100	(336)	2,764	3,100	(181)	2,919

Total carrying amount	$18,046	$(6,723)	$11,323	$17,081	$(5,509)	$11,572

(1)	This table excludes fully amortized intangible assets of $7.6 million and $7.6 million on September 30, 2010 and December 31, 2009, respectively.

(2)	During the first quarter of 2009, we purchased core technology from Zilog, Inc. valued at $3.5 million, which is being amortized ratably over fifteen years. Refer to Note 17 for further discussion regarding the purchase.

(3)	During the first quarter of 2009, we purchased customer relationships from Zilog, Inc. valued at $3.1 million, which are being amortized ratably over fifteen years. Refer to Note 17 for further discussion regarding the purchase.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption for the three and nine months ended September 30, 2010 and 2009 is the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Cost of sales	$134	$123	$358	$330
Selling, general and administrative	311	385	934	1,092

Total amortization expense	$445	$508	$1,292	$1,422

The estimated timing of future amortization expense related to our intangible assets on September 30, 2010 is the following:

(In thousands)
2010 (remaining 3 months)	$454
2011	1,758
2012	1,460
2013	1,280
2014	1,259
Thereafter	5,112

Total	$11,323

Intangibles Measured at Fair Value on a Nonrecurring Basis
We recorded impairment charges related to our intangible assets of $9 thousand during the nine months ended September 30, 2010 and 2009. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010 were comprised of the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(In thousands)	Nine Months Ended	Assets	Observable Inputs	Unobservable Inputs	Total
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents and trademarks	$4,307	$—	$—	$4,307	$(9)
We disposed of 2 patents and 8 trademarks with an aggregate carrying amount of $9 thousand resulting in impairment charges of $9 thousand during the nine months ended September 30, 2010. We disposed of 9 patents and 10 trademarks with an aggregate carrying amount of $9 thousand during the nine months ended September 30, 2009. These assets no longer held any probable future economic benefits and were written-off.
See Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.
Note 6: Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $1.9 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively. Our effective tax rate was 28.8% and 37.7% during the three months ended September 30, 2010 and 2009, respectively. We recorded income tax expense of $5.4 million and $5.2 million for the nine months ended September 30, 2010 and 2009, respectively. Our effective tax rate was 32.4% and 37.3% during the nine months ended September 30, 2010 and 2009, respectively.
On September 30, 2010, we had gross unrecognized tax benefits of approximately $2.7 million, including interest and penalties, of which approximately $2.1 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.4 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million on September 30, 2010 and December 31, 2009 are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On September 30, 2010, the open statutes of limitations in our significant tax jurisdictions are as follows: federal 2007 through 2009, state 2005 through 2009, and non-U.S. 2001 through 2009. On September 30, 2010, our gross unrecognized tax benefits of $2.7 million are classified as long term because we do not anticipate payment of cash related to those unrecognized tax benefits within one year.
See Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 7: Other Accrued Expenses
The components of other accrued expenses on September 30, 2010 and December 31, 2009 are listed below:

	September 30,	December 31,
(In thousands)	2010	2009
Accrued freight	$1,537	$1,525
Accrued professional fees	955	1,568
Accrued advertising and marketing	644	589
Deferred income taxes	244	483
Accrued third-party commissions	303	301
Accrued sales taxes and VAT	376	845
Tooling (1)	253	124
Sales tax refundable to customers	—	454
Legal settlement	—	575
Other	1,776	2,075

Total other accrued expenses	$6,088	$8,539

(1)	The tooling accrual balance relates to amounts capitalized within equipment, furniture and fixtures, net on September 30, 2010 and December 31, 2009.
Note 8: Revolving Credit Line
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. We were in compliance with the quarterly financial covenants at September 30, 2010.

Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On September 30, 2010, the 12-month LIBOR plus the fixed margin was 2.6% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
On November 1, 2010, we amended and restated our existing credit agreement with U.S. Bank. The amendments added a new $35.0 million secured term loan facility (“Term Loan”) for the purpose of financing a portion of our acquisition of Enson Assets Limited. In addition, our existing $15.0 million Credit Facility became a secured facility, was increased to $20.0 million, and the expiration date was extended from October 31, 2011 to November 1, 2012.
Our new Term Loan may only be utilized to finance the Enson Assets Limited acquisition and to pay related transaction costs, fees, and expenses. The Term Loan is subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. The minimum principal payments for the Term Loan are $2.2 million each. Principal and interest payments are payable on January 5, April 5, July 5, and October 5 of 2011. In addition, a final payment equal to the unpaid principal balance plus accrued interest is due on the Term Loan maturity date. The Term Loan maturity date is November 1, 2011. Amounts paid or prepaid on the Term Loan may not be re-borrowed.
As security for the payment and performance of all our obligations under the Term Loan and Credit Facility, we have pledged to U.S. Bank 65% of our ownership in Enson Assets Limited as collateral.
Under the Term Loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On November 1, 2010, the 1-month LIBOR plus the fixed margin was approximately 1.8% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.
See Note 18 for further information regarding our acquisition of Enson Assets Limited.
At September 30, 2010 we had no debt under the Credit Facility. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.
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

Product Warranties
Changes in the liability for product warranty claim costs are presented below:

		Accruals for		Settlements
	Balance at	Warranties		(in Cash or in	Balance at
(In thousands)	Beginning of	Issued During		Kind) During	End of
Description	Period	the Period		the Period	Period
Nine Months Ended September 30, 2010	$82	$(63	)(1)	$(11)	$8
Nine Months Ended September 30, 2009	$90	$—		$(5)	$85

(1)	The reduction in the liability for product warranty costs during the nine months ended September 30, 2010 was composed of the reversal of a liability made during the year ended December 31, 2007 related to a specific customer and warranty issue. During the quarter ended June 30, 2010, it became apparent that the customer did not have any further claims and the accrual was reversed.
Litigation
In 2002, one of our subsidiaries (One For All France S.A.S.) brought an action against a former distributor of the subsidiary’s products seeking a recovery of accounts receivable. The distributor filed a counterclaim against our subsidiary seeking payment for amounts allegedly owed for administrative and other services rendered by the distributor for our subsidiary. In January 2005, the parties agreed to include in that action all claims between the distributor and two of our other subsidiaries, Universal Electronics BV and One For All Iberia SL. As a result, the single action covers all claims and counterclaims between the various parties. The parties further agreed that, before any judgment is paid, all disputes between the various parties would be concluded. These additional claims involve nonpayment for products and damages resulting from the alleged wrongful termination of agency agreements. On March 15, 2005, the court in one of the litigation matters brought by the distributor against one of our subsidiaries, rendered judgment against our subsidiary and awarded damages and costs to the distributor in the amount of approximately $102,000. The amount of this judgment was charged to operations during the second quarter of 2005 and has been paid. With respect to the remaining matters before the court, we reached a settlement in June 2010. The settlement documents were fully signed on June 30, 2010. Following the signing, each party dismissed their respective actions against the other and the distributor paid our subsidiary an immaterial settlement amount.
There are no other pending legal proceedings, other than litigation that is incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.
Long-Term Incentive Plan
Our Compensation Committee awarded a discretionary cash bonus of $1.0 million, to be paid out quarterly during 2009 and 2010. The Compensation Committee made this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus was in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. Each participant’s earned award vests in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. Approximately $0.4 million and $0.2 million was paid and expensed, respectively, during the nine months ended September 30, 2010 to our executive management team. On September 30, 2010 and December 31, 2009, $0.1 million and $0.3 million, respectively, have been included in accrued compensation for this discretionary bonus. In the event a participant terminates their employment during the remaining service period (October 1, 2010 through December 31, 2010), they will forfeit their right to the remaining installment where the payment date has not yet occurred.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. On September 30, 2010 and December 31, 2009, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The India Plan was adequately funded as of September 30, 2010 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. On September 30, 2010, approximately 30 percent of our employees in India had qualified for eligibility. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to 15 days salary for each year of service completed. The total amount of liability outstanding on September 30, 2010 and December 31, 2009 for the India Plan was not material. During the three and nine months ended September 30, 2010 and 2009, the net periodic benefit costs were also not material.
Note 10: Treasury Stock
During the nine months ended September 30, 2010 and 2009, we repurchased 493,257 and 288,452 shares of our common stock at a cost of $9.8 million and $5.2 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the nine months ended September 30, 2010 and 2009, we issued 22,083 and 18,750 shares, respectively, to outside directors for services performed (see Note 13).
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2010, we have repurchased 460,691 shares of our common stock under this authorization, leaving 539,309 shares available for repurchase.
Note 11: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net income	$4,702	$4,223	$11,315	$8,835
Other comprehensive income (loss):
Foreign currency translations (1)	3,850	970	(1,631)	1,186

Comprehensive income	$8,552	$5,193	$9,684	$10,021

(1)	The foreign currency translation loss of $1.6 million for the nine months ended September 30, 2010 was due to the strengthening of the U.S. dollar against the Euro. The foreign currency translation gain of $1.2 million for the nine months ended September 30, 2009 was due to the weakening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.36 and 1.43 on September 30, 2010 and December 31, 2009, respectively, and 1.46 and 1.39 on September 30, 2009 and December 31, 2008, respectively.
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
Foreign Operations
Our sales by geographic area were the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net sales:
United States	$43,514	$49,129	$126,593	$145,491
International:
Asia	14,768	18,244	40,040	42,535
United Kingdom	6,943	4,505	23,314	11,704
Argentina	709	489	1,930	1,209
Australia	582	409	1,157	1,049
France	1,312	1,127	2,594	2,515
Germany	1,803	1,235	5,389	4,168
Israel	819	660	2,532	1,665
Italy	577	564	1,531	1,921
Portugal	920	1,077	2,631	2,854
South Africa	1,306	1,246	4,366	4,477
Spain	823	918	3,402	2,964
All other	4,931	3,579	13,796	10,059

Total international	35,493	34,053	102,682	87,120

Total net sales	$79,007	$83,182	$229,275	$232,611

Specific identification of the customer’s invoicing location was the basis used to attribute revenues to geographic areas. Although we invoice a customer at a specific location, the goods may be sold in a different geography.
Long-lived asset information for our domestic and international components is the following:

	September 30,	December 31,
(In thousands)	2010	2009
Long-lived tangible assets:
Domestic	$6,749	$7,440
International	4,921	3,694

Total	$11,670	$11,134

Note 13: Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the three and nine months ended September 30, 2010 and 2009 is the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Cost of sales	$14	$10	$41	$24
Research and development	105	114	348	322
Selling, general and administrative	1,106	980	3,368	2,838

Stock-based compensation expense before income taxes	$1,225	$1,104	$3,757	$3,184

Selling, general and administrative expense includes stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million for each of the three months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, stock-based compensation related to restricted stock awards granted to outside directors was $0.4 million each period.
Selling, general and administrative expense also includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million for each of the three months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, pre-tax stock-based compensation related to options granted to directors was $0.2 million each period.
The income tax benefit from the recognition of stock-based compensation for the three months ended September 30, 2010 and 2009 was $0.4 million and $0.4 million, respectively. The income tax benefit from the recognition of stock-based compensation for the nine months ended September 30, 2010 and 2009 was $1.3 million and $1.1 million, respectively.
Stock Options
During the nine months ended September 30, 2010, the Compensation Committee and Board of Directors granted 119,900 stock options to our employees with an aggregate grant date fair value of $1.3 million under various stock incentive plans. The stock options granted to employees during the nine months ended September 30, 2010 consisted of the following:

	Number of
	Shares	Grant Date
Stock Option	Underlying	Fair Value
Grant Date	Options	$ (thousands)	Vesting Period
January 25, 2010	99,900	$1,134	4 -Year Vesting Period (0% each quarter during year 1 and 8.33% each quarter during years 2-4)
July 14, 2010	20,000	$164	4 -Year Vesting Period (25% each year)

	119,900	$1,298

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average fair value of grants(1)	$8.22	$—	$10.83	$7.02
Risk-free interest rate	1.80%	—	2.27%	1.92%
Expected volatility	50.37%	—	50.07%	49.48%
Expected life in years	4.95	—	4.95	4.85

(1)	The fair value calculation was based on stock options granted during each respective period.

Stock option activity during the nine months ended September 30, 2010 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(thousands)	Price	(In years)	$ (thousands)
Outstanding on December 31, 2009	1,693	$18.37
Granted	120	23.80
Exercised	(16)	16.62		$115
Forfeited/cancelled/expired	(162)	20.12

Outstanding on September 30, 2010	1,635	$18.61	5.48	$6,369

Vested and expected to vest on September 30, 2010	1,609	$18.55	5.42	$6,339
Exercisable on September 30, 2010	1,229	$17.72	4.53	$5,550
The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on September 30, 2010. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the third quarter of 2010 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended September 30, 2010 and 2009, was $0 and $0.6 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2010 and 2009, was $0.1 million and $1.9 million, respectively.
On September 30, 2010, there was $2.7 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.4 years.
Restricted Stock
During the nine months ended September 30, 2010, the Compensation Committee and Board of Directors granted 45,500 restricted stock awards to our employees with an aggregate grant date fair value of $1.1 million under the 2006 Stock Incentive Plan. There were no restricted stock grants to employees during the three months ended September 30, 2010. The restricted stock awards granted to employees during the nine months ended September 30, 2010 consisted of the following:

Number
	of	Grant Date
Restricted Stock	Shares	Fair Value
Grant Date	Granted	$ (thousands)	Vesting Period
January 25, 2010	45,500	$1,133	4-Year Vesting Period (0% each quarter during year 1 and 8.33% each quarter during years 2-4)
In addition to the grants to employees, on July 1, 2010, 30,000 shares of restricted stock, with a grant date fair value of $0.5 million, were granted to our outside directors as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter).
Non-vested restricted stock award activity during the nine months ended September 30, 2010 (including restricted stock issued to directors as described in Note 10) was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(thousands)	Fair Value
Non-vested on December 31, 2009	280	$16.54
Granted	75	21.58
Vested	(121)	18.64
Forfeited	—	—

Non-vested on September 30, 2010	234	$17.36

On September 30, 2010, we expect to recognize $3.7 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 1.8 years.
See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 14: Other Income (Expense), Net
The components of other income (expense), net for the three and nine months ended September 30, 2010 and 2009 are the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net gain (loss) on foreign currency exchange contracts(1)	$194	$(36)	$(113)	$(540)
Net (loss) gain on foreign currency exchange transactions	(122)	65	199	368
Other (expense) income	(32)	(4)	(24)	11

Other income (expense), net	$40	$25	$62	$(161)

(1)	This represents the gains and losses recognized on foreign currency hedging derivatives (see Note 16 for further details).
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
In the computation of diluted earnings per common share for the three months ended September 30, 2010 and 2009, we have excluded 735,126 and 749,025 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended September 30, 2010 and 2009, we have excluded 196,305 and 264,666 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
In the computation of diluted earnings per common share for the nine months ended September 30, 2010 and 2009, we have excluded 560,574 and 906,387 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the nine months ended September 30, 2010 and 2009, we have excluded 197,435 and 238,238 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per-share amounts)	2010	2009	2010	2009
BASIC
Net income	$4,702	$4,223	$11,315	$8,835

Weighted-average common shares outstanding	13,417	13,687	13,572	13,656

Basic earnings per share	$0.35	$0.31	$0.83	$0.65

DILUTED
Net income	$4,702	$4,223	$11,315	$8,835

Weighted-average common shares outstanding for basic	13,417	13,687	13,572	13,656
Dilutive effect of stock options and restricted stock	254	321	325	284

Weighted-average common shares outstanding on a diluted basis	13,671	14,008	13,897	13,940

Diluted earnings per share	$0.34	$0.30	$0.81	$0.63

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
We have cross-licensed the remote control technology and intellectual property with Maxim Integrated Products for the purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. In addition, during 2009 we agreed to be Maxim’s exclusive sales agent, selling the Zilog designs to Zilog’s former customers, in return for a sales agency fee. The sales agency fee during the three months ended September 30, 2010 and 2009 was $0.9 million and $1.3 million, respectively. The sales agency fee during the nine months ended September 30, 2010 and 2009 was $3.4 million and $3.1 million, respectively. This arrangement was mildly accretive to our earnings in 2009, excluding acquisition costs. During 2010, as the transition from the Zilog chip platform to the Maxim chip platform progresses, we will begin to take over full sales and distribution rights, procuring and selling the chips directly to Zilog’s former customers. We anticipate this position will lead to growth in revenue and earnings going forward. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009.
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
Pro forma results were as follows for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009
Net sales	$83,182	$233,098
Net income	$4,223	$8,796
Basic and diluted net income per share:
Basic	$0.31	$0.64
Diluted	$0.30	$0.63
The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the date presented, and should not be taken as a projection of the future consolidated results of our operations.
Note 18: Subsequent Event
Summary
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into an agreement to acquire all of the issued shares in the capital of Enson Assets Limited, a limited liability company organized under the Laws of the British Virgin Islands, for total consideration of approximately $125.4 million consisting of $95 million in cash and 1,460,000 of newly issued shares of common stock valued at approximately $30.4 million. This acquisition was consummated pursuant to a Stock Purchase Agreement, dated as of November 3, 2010, among Universal Electronics Inc., UEI Hong Kong Private Limited and CG International Holdings Limited (“CGI”), a closely-held exempted company incorporated in the Cayman Islands. We have not yet estimated the fair value of the contingent payments, which may change the total purchase price of $125.4 million. A total of $5.0 million of the purchase price was held back at the closing and will be applied to any CGI payments required as a result of the failure to meet both a net asset target or an earnings target for Enson Assets Limited and its subsidiaries (“Enson”).
On November 1, 2010, we amended and restated our existing credit agreement with U.S. Bank to add a new $35.0 million secured term loan facility for the purpose of financing a portion of our acquisition of Enson. In addition, our existing $15.0 million unsecured revolving credit line became a secured facility, was increased to $20.0 million, and the expiration date was extended from October 31, 2011 to November 1, 2012. See Note 8 for further information related to the U.S. Bank credit agreement.
Proforma financial statements are not included as we have not had adequate time to complete our fair value analysis which we believe may result in a material amount of annual amortization expense related to intangible assets. Our fair value analysis is expected to be completed in the fourth quarter 2010.

Enson Description
Enson is a leading designer, marketer, and manufacturer of remote controls. It is one of our significant suppliers. The Enson corporate office, located in Hong Kong, is approximately 6,000 square feet and employs 53 people. Enson controls two factories located in the Peoples Republic of China.
The southern factory is located in Guang Dong Province, Peoples Republic of China within the city of Guang Zhou. The Guang Zhou factory is approximately 710,203 square feet and employs 796 people, with an additional 4,916 factory workers contracted through an agency agreement.
The northern factory is located in Jiang Su Province, Peoples Republic of China within the city of Yang Zhou. The Yang Zhou factory is approximately 768,543 square feet and employs 384 people, with an additional 4,415 factory workers contracted through an agency agreement.
Primary Reasons for the Acquisition
The value we anticipate from this acquisition relates primarily to the following:
•	Enson should increase our market position in the strategically important consumer electronics market with its historic strength with leading Japanese customers. We have not historically been well positioned in this market.

•	Enson currently produces approximately one-third of our volume, therefore, we may decrease third party supplier purchases. In addition, Enson has available manufacturing capacity, which may provide us the ability to increase utilization of its existing factories.

•	We may utilize Enson’s in-place management and personnel to assist in implementing our plan to place more operations, logistics, quality, program management, engineering, sales, and marketing personnel in the Asia region.

•	Enson’s full line of remotes, from dedicated to higher-end universal, should assist us to further penetrate the growing Asian and Latin American subscription broadcasting markets. The lower subscriber revenue in these markets can cause them to begin with lower-cost dedicated remotes and to later transition to universal remote controls.

•	Acquiring Enson should allow us to gain purchasing economies.

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
Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 486,000 individual device functions and over 4,100 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We operate as one business segment. We have fifteen subsidiaries located in Argentina, Brazil, Cayman Islands, China, France, Germany (2), Hong Kong (2), India, Italy, the Netherlands, Singapore, Spain and the United Kingdom.
To recap our results for the nine months ended September 30, 2010:
•	Our revenue decreased 1.4% from $232.6 million for the nine months ended September 30, 2009 to $229.3 million for the nine months ended September 30, 2010. We acquired new domestic and international customers in our business category which offset the loss of sales from a significant customer who returned to a more traditional dual source arrangement beginning in the first quarter of 2010. This significant customer purchased the majority of its remotes from us in 2009.

•	Our operating income for the first nine months of 2010 increased 19.5% to $16.6 million from operating income of $13.9 million in the first nine months of 2009. Our operating margin percentage increased from 5.9% in the first nine months of 2009 to 7.2% in the first nine months of 2010 due to the increase in our gross margin percentage, which was partially offset by an increase in operating expenses as a percentage of revenue. Our gross margin percentage increased from 31.4% in the first nine months of 2009 to 32.8% in the first nine months of 2010 due primarily to sales mix, as a higher percentage of sales in our business category was comprised of higher-margin products. Operating expenses increased from 25.5% of revenue for the nine months ended September 30, 2009 to 25.6% for the nine months ended September 30, 2010.
Our strategic business objectives for 2010 include the following:
•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Asia and Latin America in particular;

•	continue to develop industry-leading technologies and products; and

•	continue to evaluate potential acquisition and joint venture opportunities that may enhance our business.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.
Recent Accounting Pronouncements
See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.
Results of Operations
Our results of operations as a percentage of net sales for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100%	100%	100%	100%
Cost of sales	67.4	68.7	67.2	68.6

Gross profit	32.6	31.3	32.8	31.4
Research and development expenses	3.4	2.7	3.5	2.8
Selling, general and administrative expenses	20.9	20.6	22.1	22.7

Operating expenses	24.3	23.3	25.6	25.5

Operating income	8.3	8.0	7.2	5.9
Interest (expense) income, net	(0.0)	0.1	0.0	0.2
Other income (expense), net	0.1	0.0	0.0	(0.1)

Income before income taxes	8.4	8.1	7.2	6.0
Provision for income taxes	(2.4)	(3.1)	(2.4)	(2.3)

Net income	6.0%	5.0%	4.8%	3.7%

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009:
Net sales by our Business and Consumer lines for the three months ended September 30, 2010 and 2009 were the following:

	Three Months Ended September 30,
	2010		2009
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$66.2	83.8%	$67.0	80.5%
Consumer	12.8	16.2%	16.2	19.5%

Total net sales	$79.0	100.0%	$83.2	100.0%

Overview
Net sales for the third quarter of 2010 were $79.0 million, a decrease of 5.0% compared to $83.2 million for the third quarter of 2009. Net income for the third quarter of 2010 was $4.7 million or $0.34 per diluted share compared to $4.2 million or $0.30 per diluted share for the third quarter of 2009.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 84% of net sales in the third quarter of 2010 compared to approximately 81% in the third quarter of 2009. Net sales in our Business lines for the third quarter of 2010 decreased by 1% to $66.2 million from $67.0 million in the third quarter of 2009. This was the result of a significant customer returning to a more traditional dual source arrangement during the first quarter of 2010, impacting the first, second, and third quarters of 2010. This significant customer purchased the majority of its remotes from us during the first nine months of 2009. We were able to offset this loss by acquiring new domestic and international customers.
Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 16% of net sales during the third quarter of 2010 compared to approximately 19% during the third quarter of 2009. Net sales in our Consumer lines decreased by 21% to $12.8 million during the third quarter of 2010 from $16.2 million during the third quarter of 2009. North American retail sales declined by $3.6 million from $4.9 million in the third quarter of 2009 to $1.3 million in the third quarter of 2010 due to a significant product launch which occurred in the third quarter of 2009. No such launch occurred in the third quarter of 2010. Additionally, CEDIA sales decreased by $0.7 million compared to the third quarter of 2009. Partially offsetting these decreases was an increase in international retail sales, which increased by $0.8 million from $9.9 million during the third quarter of 2009 to $10.7 million during the third quarter of 2010 primarily as a result of the analog-to-digital transition that took place in some European countries. The weakening of both the Euro and the British Pound compared to the U.S. dollar resulted in a decrease in net sales of approximately $0.8 million. Net of this currency effect, international retail sales increased $1.6 million.
Gross profit for the third quarter of 2010 was $25.7 million compared to $26.1 million for the third quarter of 2009. Gross profit as a percentage of sales for the third quarter of 2010 increased to 32.6% from 31.3% during the same period in the prior year, due to the following reasons:
•	Sales of higher-margin products in both the Business and Consumer categories represented a larger percentage of the overall sales in both categories, which resulted in an increase of 1.7% in the gross margin rate;

•	A decrease in sub-contract labor of $0.4 million due to a decline in the number of units that required in-market configuration and handling caused an increase in the gross margin rate of 0.5%;

•	Foreign currency fluctuations caused a decrease of 0.5% in the gross margin rate;

•	An increase in freight expense of $0.2 million resulted in a decrease of 0.3% in the gross margin rate.
Research and development expenses increased 19.4% from $2.3 million during the third quarter of 2009 to $2.7 million during the third quarter of 2010 due to additional investments in product development.

Selling, general and administrative expenses decreased 4.1% from $17.2 million during the third quarter of 2009 to $16.5 million during the third quarter of 2010. The weakening of the Euro compared to the U.S. dollar resulted in a decrease of $0.6 million. Net of this favorable currency effect, expenses decreased by $0.1 million, primarily due to decreased sales commission expense of $0.4 million and decreased freight and handling expense of $0.3 million. Offsetting these decreases were an increase in travel costs, which increased $0.3 million. Additionally, outside professional service fees increased by $0.2 million during the third quarter of 2010 compared to the third quarter of 2009.
During the third quarter of 2010 and 2009, we recorded $1 thousand of net interest expense and $0.1 million of net interest income, respectively.
During the third quarter of 2010, net other income was $40 thousand as compared to $25 thousand during the same period in the prior year. Approximately $72 thousand of net other income during the three months ended September 30, 2010 was the result of a foreign exchange gain, compared to a foreign exchange gain of $29 thousand during the three months ended September 30, 2009.
We recorded income tax expense of $1.9 million during the third quarter of 2010 compared to $2.6 million during the third quarter of 2009. Our effective tax rate was 28.8% for the third quarter of 2010 compared to 37.7% for the third quarter of 2009. The decrease in our effective tax rate was due primarily to the statute of limitations expiring on certain tax positions recorded in the United States.
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into an agreement to acquire all of the issued shares in the capital of Enson Assets Limited, a limited liability company organized under the Laws of the British Virgin Islands, for total consideration of approximately $125.4 million consisting of $95 million in cash and 1,460,000 of newly issued shares of common stock valued at approximately $30.4 million. This acquisition was consummated pursuant to a Stock Purchase Agreement, dated as of November 3, 2010, among Universal Electronics Inc., UEI Hong Kong Private Limited and CG International Holdings Limited (“CGI”), a closely-held exempted company incorporated in the Cayman Islands. We have not yet estimated the fair value of the contingent payments, which may change the total purchase price of $125.4 million. A total of $5.0 million of the purchase price was held back at the closing and will be applied to any CGI payments required as a result of the failure to meet both a net asset target or an earnings target for Enson Assets Limited and its subsidiaries.
See Note 18 contained in the “Notes to the Consolidated Financial Statements” for further information regarding the Enson acquisition.
Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009:
Net sales by our Business and Consumer lines for the nine months ended September 30, 2010 and 2009 were the following:

	Nine Months Ended September 30,
	2010		2009
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$193.8	84.5%	$196.0	84.3%
Consumer	35.5	15.5%	36.6	15.7%

Total net sales	$229.3	100.0%	$232.6	100.0%

Overview
Net sales during the nine months ended September 30, 2010 were $229.3 million, a decrease of 1.4% compared to $232.6 million during the nine month ended September 30, 2009. Net income for the nine months ended September 30, 2010 was $11.3 million or $0.81 per diluted share compared to $8.8 million or $0.63 per diluted share for the nine months ended September 30, 2009.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 85% of net sales during the nine months ended September 30, 2010 compared to approximately 84% during the nine months ended September 30, 2009. Net sales in our Business lines during the nine months ended September 30, 2010 decreased by 1% to $193.8 million from $196.0 million during the nine months ended September 30, 2009. This was the result of a significant customer returning to a more traditional dual source arrangement during the first quarter of 2010, impacting the first, second, and third quarters of 2010. This significant customer purchased the majority of its remotes from us during the first nine months of 2009. We were able to offset this loss by acquiring new domestic and international customers.
Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 15% of net sales during the nine months ended September 30, 2010 compared to approximately 16% during the nine months ended September 30, 2009. Net sales in our Consumer lines decreased by 3% to $35.5 million during the nine months ended September 30, 2010 from $36.6 million during the same period in the prior year. International retail sales increased by $3.1 million from $25.8 million during the first nine months of 2009 to $28.9 million during the first nine months of 2010. The weakening of both the Euro and British Pound compared to the U.S. dollar resulted in a decrease in net sales of approximately $0.7 million. Net of this currency effect, international retail sales increased $3.8 million. North American retail sales decreased by $2.6 million compared to the first nine months of 2009, due to a significant product launch which occurred in the third quarter of 2009. No such launch occurred in the first nine months of 2010. CEDIA sales decreased by $1.6 million compared to the first nine months of 2009.
Gross profit for the nine months ended September 30, 2010 was $75.2 million compared to $73.0 million for the nine months ended September 30, 2009. Gross profit as a percentage of sales for the nine months ended September 30, 2010 increased to 32.8% from 31.4% during the same period in the prior year, due to the following reasons:
•	Sales of higher-margin products in both the Business and Consumer categories represented a larger percentage of the overall sales in both categories, which resulted in an increase of 1.4% in the gross margin rate;

•	A decrease in inventory scrap expense, primarily as a result of a lower return rate in our European retail business, resulted in an increase of 0.4% in the gross margin rate;

•	A decrease in environmental fees increased the gross profit rate by 0.3%. We received governmental correspondence in the United Kingdom during the second quarter of 2010 indicating that the actual environmental fee assessment for the period 2007 through 2009 was less than what we had accrued and expensed during that period; therefore, we adjusted our environmental fee accrual accordingly during the second quarter of 2010;

•	An increase in freight expense of $1.1 million due to more air shipments resulted in a decrease of 0.5% in the gross margin rate;

•	Foreign currency fluctuations caused a decrease of 0.2% in the gross margin rate.
Research and development expenses increased 23.9% from $6.4 million during the nine months ended September 30, 2009 to $7.9 million during the nine months ended September 30, 2010 due to additional investments in product development.
Selling, general and administrative expenses decreased 3.9% from $52.7 million during the nine months ended September 30, 2009 to $50.7 million during the nine months ended September 30, 2010. The weakening of the Euro compared to the U.S. dollar resulted in a decrease of $0.7 million. Net of this favorable currency effect, expenses decreased by $1.3 million. Professional service expenses decreased by $1.2 million, due primarily to the non-recurring professional service expenses of approximately $1.1 million related to the acquisition of certain assets and operations from Zilog, Inc. that occurred during the first quarter of 2009. Additionally, personnel costs decreased by $0.9 million, sales commissions decreased by $0.5 million, and freight and handling decreased by $0.4 million. Partially offsetting these cost decreases were bonus expense, which increased by $0.9 million, and bad debt expense, which increased by $0.5 million during the first nine months of 2010 compared to the first nine months of 2009. The additional bonus expense is related to company performance, and bad debt expense was related to two specific customers.
In the nine months ended September 30, 2010 and 2009, we recorded $0.1 million and $0.4 million of net interest income, respectively.
During the nine months ended September 30, 2010, net other income was $62 thousand as compared to net other expense of $0.2 million during the same period in the prior year. Approximately $86 thousand of net other income during the nine months ended September 30, 2010 was the result of a foreign exchange gain compared to a foreign exchange loss of $0.2 million during the nine months ended September 30, 2009.
We recorded income tax expense of $5.4 million during the nine months ended September 30, 2010 compared to $5.2 million during the nine months ended September 30, 2009. Our effective tax rate was 32.4% for the nine months ended September 30, 2010 compared to 37.3% for the same period in the prior year. The decrease in our effective tax rate was due primarily to the statute of limitations expiring during 2010 on certain tax positions recorded in the United States as well as lower interest expense resulting from fewer uncertain tax positions.
Earnings per share for the year ending December 31, 2010 is expected to be between $1.24 and $1.30 as compared to the $1.05 per diluted share earned in the year ended December 31, 2009.
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into an agreement to acquire all of the issued shares in the capital of Enson Assets Limited, a limited liability company organized under the Laws of the British Virgin Islands, for total consideration of approximately $125.4 million consisting of $95 million in cash and 1,460,000 of newly issued shares of common stock valued at approximately $30.4 million. This acquisition was consummated pursuant to a Stock Purchase Agreement, dated as of November 3, 2010, among Universal Electronics Inc., UEI Hong Kong Private Limited and CG International Holdings Limited (“CGI”), a closely-held exempted company incorporated in the Cayman Islands. We have not yet estimated the fair value of the contingent payments, which may change the total purchase price of $125.4 million. A total of $5.0 million of the purchase price was held back at the closing and will be applied to any CGI payments required as a result of the failure to meet both a net asset target or an earnings target for Enson Assets Limited and its subsidiaries.
See Note 18 contained in the “Notes to the Consolidated Financial Statements” for further information regarding the Enson acquisition.
Liquidity and Capital Resources
Sources and Uses of Cash:

	Nine months ended	Increase/(Decrease)	Nine months ended
(In thousands)	September 30, 2010	in cash	September 30, 2009
Net cash provided by operating activities	$10,631	$(10,245)	$20,876
Net cash used for investing activities	(5,800)	57,957	(63,757)
Net cash used for financing activities	(9,447)	(6,815)	(2,632)
Effect of exchange rate changes on cash	(953)	(1,327)	374

(In thousands)	September 30, 2010	Increase/(Decrease)	December 31, 2009
Cash and cash equivalents	$23,447	$(5,569)	$29,016
Working capital	131,201	4,115	127,086
Net cash provided by operating activities decreased by $10.2 million from $20.9 million during the first nine months of 2009 to $10.6 million during the first nine months of 2010. The decrease in net cash provided by operating activities is due primarily to us intentionally paying our vendors sooner than we historically have as a result of us going-live with our new ERP system on October 1, 2010 in our foreign jurisdictions. In addition, consistent with prior years, we increased our inventory levels during the third quarter of 2010 in anticipation of the fourth quarter holiday selling season. The increase in our inventory level was greater for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the December 31, 2008 inventory balance being higher than usual.
Net cash used for investing activities decreased by $58.0 million from cash outflows of $63.8 million during the first nine months of 2009 to cash outflows of $5.8 million during the first nine months of 2010. The decrease in cash used for investing activities was primarily due to cash outflows to purchase a term deposit of $49.2 million during the first nine months of 2009 compared to cash outflows of $0.3 million during the first nine months of 2010. In addition, the acquisition of intangible assets and goodwill from Zilog, Inc. during the first nine months of 2009 resulted in cash outflows of $9.5 million compared to $0 during the first nine months of 2010. Refer to Note 17 for further discussion about our purchase of assets from Zilog, Inc. These relative increases in cash inflows from investing activities were partially offset by an increase in cash utilized to purchase equipment, furniture and fixtures, which resulted in cash outflows of $4.4 million during the first nine months of 2010, greater than the cash outflows of $4.1 million recorded during the first nine months of 2009.

Net cash used for financing activities increased by $6.8 million from cash outflows of $2.6 million during the first nine months of 2009 to cash outflows of $9.4 million during the first nine months of 2010. We repurchased a greater number of shares of our common stock during the first nine months of 2010 compared to the first nine months of 2009.
During the first nine months of 2010 we repurchased 493,257 shares of our common stock for $9.8 million compared to our repurchase of 288,452 shares of our common stock for $5.2 million during the first nine months of 2009. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2010, we have purchased 460,691 shares of our common stock, leaving 539,309 shares available for purchase under this authorization.
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. We were in compliance with the quarterly financial covenants at September 30, 2010.
Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On September 30, 2010, the 12-month LIBOR plus the fixed margin was 2.6% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
On September 30, 2010, we had no debt under the Credit Facility. In addition, we had not drawn any amounts from the Credit Facility since its inception; however, we cannot make any assurances that we will not need to borrow amounts in the future. If this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows. See “Subsequent Events” below for further information regarding our Credit Facility.
Contractual Obligations
On September 30, 2010, our contractual obligations were $38.8 million compared to $44.2 million reported in our Annual Report on Form 10-K as of December 31, 2009. The following table summarizes our contractual obligations on September 30, 2010 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$3,345	$1,791	$1,535	$19	$—
Purchase obligations(1)	35,474	8,474	16,000	11,000	—

Total contractual obligations	$38,819	$10,265	$17,535	$11,019	$—

(1)	Purchase obligations include contractual payments to purchase minimum quantities of inventory under vendor agreements.
Liquidity
We have utilized cash provided from operations as our primary source of liquidity, since internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We are able to supplement this near term liquidity, if necessary, with our Credit Facility. For information regarding our Credit Facility, see “Sources and Uses of Cash” above.

Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. On September 30, 2010, we had $131.2 million of working capital compared to $127.1 million on December 31, 2009.
Most of our cash balances are held outside of the United States. Substantially all of the amounts held outside of the United States may be repatriated but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered indefinitely reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
On September 30, 2010, we had approximately $6.7 million, $10.4 million, $3.2 million and $3.1 million of cash and cash equivalents in the United States, Europe, Asia and Cayman Islands, respectively. In addition, we had a term deposit of $49.5 million in Asia. On October 28, 2010, we elected to liquidate this term deposit account to assist us with the funding of our acquisition of Enson Assets Limited. See Note 18 contained in the “Notes to the Consolidated Financial Statements” for further information on this acquisition.
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
Subsequent Events
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into an agreement to acquire all of the issued shares in the capital of Enson Assets Limited, a limited liability company organized under the Laws of the British Virgin Islands, for total consideration of approximately $125.4 million consisting of $95 million in cash and 1,460,000 of newly issued shares of common stock valued at approximately $30.4 million. This acquisition was consummated pursuant to a Stock Purchase Agreement, dated as of November 3, 2010, among Universal Electronics Inc., UEI Hong Kong Private Limited and CG International Holdings Limited (“CGI”), a closely-held exempted company incorporated in the Cayman Islands. We have not yet estimated the fair value of the contingent payments, which may change the total purchase price of $125.4 million. A total of $5.0 million of the purchase price was held back at the closing and will be applied to any CGI payments required as a result of the failure to meet both a net asset target or an earnings target for Enson Assets Limited and its subsidiaries.
On November 1, 2010, we amended and restated our existing credit agreement with U.S. Bank. The amendments added a new $35.0 million secured term loan facility (“Term Loan”) for the purpose of financing a portion of our acquisition of Enson Assets Limited. In addition, our existing $15.0 million unsecured revolving credit line with U.S. Bank (“Credit Facility”) became a secured facility, was increased to $20.0 million, and the expiration date was extended from October 31, 2011 to November 1, 2012.
Our new Term Loan may only be utilized to finance the Enson acquisition and to pay related transaction costs, fees, and expenses. The Term Loan is subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. The minimum principal payments for the Term Loan are $2.2 million each. Principal and interest payments are payable on January 5, April 5, July 5, and October 5 of 2011. In addition, a final payment equal to the unpaid principal balance plus accrued interest is due on the Term Loan maturity date. The Term Loan maturity date is November 1, 2011. Amounts paid or prepaid on the Term Loan may not be re-borrowed.
As security for the payment and performance of all our obligations under the Term Loan and Credit Facility, we have pledged to U.S. Bank 65% of our ownership in Enson Assets Limited as collateral.
Under the Term Loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On November 1, 2010, the 1-month LIBOR plus the fixed margin was approximately 1.8% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.
We expect the cash flow generated from Enson Assets Limited to be in excess of the amount required to fund its operations as well as pay down the newly acquired debt.
See Note 18 contained in the “Notes to the Consolidated Financial Statements” for further information regarding the Enson acquisition.
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
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the following:
•	the failure of our markets or customers to continue growing and expanding in the manner we anticipated;

•	the effects of natural or other events beyond our control, including the effects a war or terrorist activities may have on us, the economy or our customers;

•	the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, and cellular industries not materializing or growing as we believed;

•	the failure to successfully integrate the operations of Enson Assets Limited and its subsidiaries (“Enson”), into our pre-existing operations;

•	the failure of Enson to perform in accordance with our expectations;

•	our inability to obtain orders or maintain our order volume with new and existing customers;

•	our inability to add profitable complementary products which are accepted by the marketplace;

•	our inability to continue selling our products or licensing our technologies at higher or profitable margins;

•	our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts;

•	the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price;

•	our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis;

•	our inability to successfully integrate any strategic business transaction; and

•	other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
On January 8, 2010, we entered into a new $15 million unsecured revolving credit line with U.S. Bank (“Credit Facility”), expiring on October 31, 2011. Amounts available for borrowing under the Credit Facility are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. We were in compliance with the quarterly financial covenants at September 30, 2010.
Under the Credit Facility, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On September 30, 2010, the 12-month LIBOR plus the fixed margin was 2.6% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
On November 1, 2010, we amended and restated our existing credit agreement with U.S. Bank. The amendments added a new $35.0 million secured term loan facility (“Term Loan”) for the purpose of financing a portion of our acquisition of Enson Assets Limited. In addition, our existing $15.0 million Credit Facility became a secured facility, was increased to $20.0 million, and the expiration date was extended from October 31, 2011 to November 1, 2012. This additional indebtedness will increase our exposure to interest rate fluctuations and which may limit our ability to borrow amounts under the Credit Facility or another facility. See Note 18 contained in the “Notes to the Consolidated Financial Statements” for further information regarding our acquisition of Enson Assets Limited.
On September 30, 2010, we had no debt under the Credit Facility. In addition, we had not drawn any amounts from the Credit Facility since its inception; however, if this or any other facility is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position, and cash flows.
On September 30, 2010, we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, China, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the three and nine months ended September 30, 2010 were the Euro and the British Pound. For most currencies, we are a net receiver of the foreign currency (we receive more foreign currency than we pay out). Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales and gross margins as expressed in U.S. dollars. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
From time to time, we enter into foreign currency exchange agreements to manage the foreign currency exchange rate risks inherent in our forecasted income and cash flows denominated in foreign currencies. The terms of these foreign currency exchange agreements normally last less than nine months. We recognize the gains and losses on these foreign currency contracts in the same period as the re-measurement losses and gains of the related foreign currency-denominated exposures.
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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure on September 30, 2010, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro and the British Pound relative to the U.S. dollar fluctuate 10% from September 30, 2010, net income and cash flows in the fourth quarter of 2010 would fluctuate by approximately $0.5 million and $6.5 million, respectively.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth above under Note 9 — Commitments and Contingencies — Litigation contained in the “Notes to the Consolidated Financial Statements” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 11 through 19 of the Company’s 2009 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition, the reader should consider risk factors arising from the acquisition of Enson Assets Limited, including the following:
Possible Adverse Affect on the Market Price of our Common Stock
The market price of our common stock may decline following the acquisition of Enson Assets Limited for a number of reasons, including if the integration of the business of Enson Assets Limited and its subsidiaries (“Enson”) is delayed or unsuccessful, if we do not achieve the financial and strategic benefits of the Enson transaction, if stock market analysts or our stockholders do not believe that the Enson transaction will provide financial or strategic benefits justifying the net price which we paid for Enson, if we do not achieve the anticipated financial and strategic benefits of the Enson transaction as rapidly or to the extent anticipated by stock market analysts or our stockholders, general market conditions and changes in business prospects.

Possible Adverse Affect on the Market Price of our Common Stock Resulting from Future Sales of our Common Stock Issued in the Enson Transaction
The market price of our common stock may decline as a result of the sale of shares of our common stock which were issued as a portion of the purchase price in the Enson transaction, following the six-month transfer restriction period under Regulation S under the Securities Act of 1933. After the six-month transfer restriction period under Regulation S, the holders of these shares, which represent just under 10% of the total number of shares of our common stock outstanding, may decide to sell their shares to, among other reasons, take advantage of the public trading market for our common stock that did not exist for the capital stock we purchased. Shares of our common stock issued in the Enson transaction will not be subject to any restrictions on transfer arising under the Securities Act after the six-month restriction period under Regulation S, or under the Exchange Act, except for shares of our common stock held by any person who may be deemed to be our ‘affiliate’ after the completion of the Enson transaction.
Possible Adverse Affect on the Market Price of our Common Stock Resulting from Failure to Achieve the Benefits of the Enson Transaction
We may not fully realize the anticipated benefits of the Enson transaction or do so within the anticipated time frame. Until the acquisition, our businesses and Enson’s businesses operated as two independent companies. Achieving the anticipated benefits of the Enson transaction will depend in large part upon how successfully we are able to integrate the Enson businesses in an efficient and effective manner. The Enson transaction may result in additional and unforeseen expenses, and the anticipated benefits of the Enson transaction may not be realized in whole or in part. We may not be able to accomplish the integration of Enson’s business into our business smoothly, successfully, or on a timely basis. If we are able to integrate Enson’s business operations successfully, there can be no assurance that will result in the realization of the full benefits of the Enson transaction anticipated by us, or that these benefits will be achieved within a reasonable period of time.
Possible Adverse Affect of the Enson Transaction on our Liquidity and Access to Capital
The payment of the purchase price in the Enson transaction required us to borrow $35 million under a new term loan facility, to borrow $6 million under our amended revolving credit facility, and to use approximately $54 million of cash, cash equivalents and term deposit, which may reduce the availability of cash resources which we could use for revenue-generating investments in the future. We may require additional capital in the future, which may not be available to us on satisfactory terms, if at all. We will require liquidity to fund our operating expenses and principal and interest on our debt. Our new term loan facility is required to be paid in full by November 1, 2011. If the total of Enson’s cash and cash equivalents, our cash and cash equivalents immediately after the transaction and cash generated by our operations following the Enson transaction are not sufficient to repay the term loan on a timely manner, we may require additional or replacement financing, which may not be available to us on satisfactory terms, if at all. To the extent that the funds generated by ongoing operations are insufficient to cover liquidity requirements, we may need to raise additional funds through financings. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results and financial condition could be adversely affected. Markets in the United States and elsewhere have recently experienced extreme volatility and disruption due in part to financial stresses affecting the liquidity of the banking system and the financial markets generally. These circumstances have reduced access to the public and private equity and debt markets. Any future equity or debt financing may not be available on terms that are favorable to us, if at all.
Possible Adverse Affects of Failure to Maintain Internal Controls
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Implementing appropriate changes to the internal controls of the Enson business may take a significant period of time to complete, may distract our directors, officers and employees, and may entail substantial costs in order to modify existing accounting systems. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and information technology infrastructure of the two companies. These efforts to assimilate and integrate the internal controls may not be effective in maintaining the adequacy of internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2010, we have purchased 460,691 shares of our common stock, leaving 539,309 shares available for purchase under this authorization. Repurchase information for the third quarter of 2010 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2010 — July 31, 2010	5,857	$17.17	N/A	N/A
August 1, 2010 — August 31, 2010	94,816	17.93	N/A	N/A
September 1, 2010 — September 30, 2010	37,330	19.45	N/A	N/A

Total Third Quarter 2010	138,003	$18.31	N/A	N/A

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	Universal Electronics Inc.
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