Form 10-K
period 2010-12-31
UNIVERSAL ELECTRONICS INC
filed 2011-03-16
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed third fiscal quarter was $183,312,690 based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.
On March 11, 2011, 14,980,213 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2010 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2011.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2010.
Exhibit Index appears on page 95. This document contains 98 pages.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

Forward-Looking Statements
This Annual Report on Form 10-K, including “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that may be deemed forward-looking statements. Forward-looking statements include but are not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; plans, strategies and objectives of management for future operations; expected development or relating to products or services; labor issues, particularly in Asia; future economic conditions or performance; pending claims or disputes; expectation or belief; and assumptions underlying any of the foregoing.
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
Acquisition of Enson Assets Limited
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into a stock purchase agreement with CG International Holdings Limited to acquire all of the issued shares in the capital of Enson Assets Limited (“Enson”) for total consideration of approximately $125.8 million. The consideration consisted of $95.0 million in cash and 1,460,000 of newly issued shares of UEI common stock.
Enson is a leading manufacturer of remote controls. Prior to the acquisition, Enson was also one of our significant suppliers. During the years ended December 31, 2010, 2009 and 2008 Enson supplied 20.5%, 24.1% and 20.6% of our inventory purchases.

The Enson corporate office, located in Hong Kong, is approximately 6,000 square feet and employs 50 people. Enson controls two factories located in the Peoples Republic of China (“PRC”).
The southern factory is located in Guang Dong Province, PRC within the city of Guang Zhou. The Guang Zhou factory is approximately 710,203 square feet and employs 787 people, with an additional 4,393 factory workers contracted through an agency agreement.
The northern factory is located in Jiang Su Province, PRC within the city of Yang Zhou. The Yang Zhou factory is approximately 1,204,697 square feet and employs 418 people, with an additional 4,502 factory workers contracted through an agency agreement.
Business Segment
Overview
Universal Electronics Inc. develops and manufactures a broad line of products, software, and technologies that are marketed to enhance home entertainment systems. Our offerings include the following:
•	easy-to-use, pre-programmed universal infrared (“IR”) and radio frequency (“RF”) remote controls that are sold primarily to subscription broadcasting providers (cable and satellite), original equipment manufacturers (“OEMs”), consumers, internet protocol television (“IPTV”) providers, and private label customers;

•	audio-video (“AV”) accessories sold to consumers;

•	integrated circuits, on which our software and universal IR remote control database is embedded, sold primarily to OEMs, IPTV providers and private label customers;

•	intellectual property which we license primarily to OEMs, software development companies, private label customers, and subscription broadcasting providers; and

•	software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, stereos, automotive audio systems, cell phones and other consumer electronic devices to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.
Our business is comprised of one reportable segment.
Principal Products and Markets
Our principal markets include the subscription broadcasting, OEM, retail, and private label companies that operate in the consumer electronics market.
We provide subscription broadcasters and IPTV providers both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and IR code database is embedded, to support the demand associated with the deployment of digital set-top boxes that contain the latest technology and features. We also sell our universal remote control devices and integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wirelessly controlled devices or digital set-top boxes.
For the years ended December 31, 2010, 2009, and 2008, our sales to DIRECTV and its sub-contractors collectively accounted for 13.7%, 21.1% and 19.3% of our net sales, respectively. Our sales to Comcast Communications, Inc. and its sub-contractors collectively accounted for 12.9%, 11.1% and 13.4% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. No other single customer accounted for 10% or more of our net sales in 2010, 2009, or 2008.
We continue to pursue further penetration of the more traditional OEM consumer electronics markets. Customers in these markets generally package our wireless control devices for resale with their AV home entertainment products.

Growth in this market has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, multimedia and interactive internet applications, and the increasing number of OEMs. On November 4, 2010, we acquired Enson Assets Limited (“Enson”) for total consideration of approximately $125.8 million. This acquisition expanded the breadth and depth of our customer base in the OEM market, particularly in Asia.
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. Our acquisition of Enson will enhance our ability to compete in the OEM and subscription broadcasting markets, particularly in Asia. In addition, during 2010 we opened a new subsidiary in Brazil, which will allow us to increase our reach and better compete in the Latin American subscription broadcast and IPTV markets. We will continue to add new sales and administrative people to support anticipated sales growth in these markets over the next few years.
In the international retail markets, our One For All® brand name remote control and accessories accounted for 12.4%, 12.6%, and 15.6% of our total net sales for the years ended December 31, 2010, 2009, and 2008, respectively. Throughout 2010, we continued our international retail sales and marketing efforts. Financial information relating to our international operations for the years ended December 31, 2010, 2009, and 2008 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 15”.
During the second quarter of 2008, we signed an agreement with Audiovox Accessories Corporation to be the exclusive supplier of embedded microcontrollers and infrared database software for Audiovox’s complete line of RCA universal remote controls sold in the North American retail market. We also agreed to develop remote controls in the future for existing brands in the Audiovox lineup and granted Audiovox an exclusive license to sell and distribute our One For All® brand remote controls and accessories in North America.
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. We had a total of 206 and 187 issued and pending United States patents at the end of 2010 and 2009, respectively. The increase in the number of issued and pending patents in the United States resulted from 32 new patent filings, offset by our abandonment of 4 patents and the expiration of 9 patents.
Our patents have remaining lives ranging from approximately one to eighteen years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of IR codes. Additionally, the names of many of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases, we have elected common law trade secret protection in lieu of obtaining such other protection.
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 508,000 individual device functions and over 4,200 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer’s written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control database is capable of controlling virtually all IR controlled TVs, VCRs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.
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
Each of our wireless control devices is designed to simplify the use of home entertainment and other equipment. To appeal to the mass market, the number of buttons is minimized to include only the most popular functions. Another ease of use feature we offer in several of our products is our user programmable macro key. This feature allows the user to program a sequence of commands onto a single key, to be played back each time that key is subsequently pressed.
Our remote controls are also designed for easy set-up. For most of our products, the consumer simply inputs a four-digit code for each device to be controlled. During 2007, building on our strategy to develop new products and technologies to further simplify remote control set-up, we created the web-based EZ-RCTM Remote Control Setup Wizard application. Once our wireless device is connected to a personal computer, our customers may utilize the EZ-RCTM Remote Control Setup Wizard web-based application’s graphical interface to fully program the remote control. Each remote control user may create their own personal profile on the device with their favorite channels, custom functions, and more. We launched products utilizing the EZ-RCTM Remote Control Setup Wizard web-based application into the international retail market during the fourth quarter of 2008 and the North American retail market during the third quarter of 2009. During 2010, we continued to enhance our EZ-RC™ Remote Control Setup Wizard application, and to release additional products capable of connecting to it.
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
During 2010, we released an upgrade to our UEI QuickSet application. The latest version of UEI QuickSet, version 1.5, utilizes data transmitted over HDMI to automatically detect a connected device and then determine and download the correct code into the remote control without the need for the user to enter in any additional information. The user does not need to know the model number or brand to setup the device in the remote. Any new device that is connected is recognized. Consumers can easily and quickly set-up their remotes to control multiple devices.
Also during 2010, we developed our Low Energy IR Engine (“LowEIR”). LowEIR uses a combination of silicon, hardware, and software to substantially reduce energy usage in IR remotes without sacrificing performance. With LowEIR, battery life may be extended by years on traditional two battery infrared remote control designs. LowEIR is compatible with all IR protocols and is especially efficient with our XMP® and XMP-2 protocols. Implementation does not require any modifications to the target device and is scalable to support a wide range of performance requirements. Because LowEIR requires less energy, and potentially fewer batteries, this may reduce waste and tariffs, making it both an environmentally friendly option for consumers and a financially sound solution for device manufacturers and system operators.
Our Universal Remote Application Programming Interface (“UAPI”) is integrated into a remote and its target device, such as set-top box or television, allowing device manufacturers to extend existing remote control standards to deliver an enhanced consumer control experience. UAPI greatly reduces the time required to design and develop advanced, custom features that require synchronization between the remote and target device. UAPI enables support for a variety of new interface technologies, such as capacitive touch or optical finger navigation. In addition, UAPI has native support for the UEI QuickSet application which delivers simplified device setup experience. UAPI focuses on consumer-centric applications around the home theater experience and delivers a risk-free path for OEMs to develop solutions that extend the interface into the hands of the user.
Methods of Distribution
Our distribution methods for our remote control devices are dependent on the sales channel. We distribute remote control devices directly to subscription broadcasters and OEMs, both domestically and internationally. In the North American retail channel, we license our One For All® brand name to Audiovox, who in turn sells products directly to certain domestic retailers and third party distributors. Outside of North America, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries. We utilize third party distributors for the retail channel in countries where we do not have subsidiaries.
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
We provide domestic and international consumer support to our various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video original equipment manufacturers through our automated “InterVoice” system. Live agent help is available through certain programs. We also make available a free web-based support resource, www.urcsupport.com, designed specifically for subscription broadcasters. This solution offers interactive online demos and tutorials to help users easily setup their remote and commands, and as a result reduces call volume at customer support centers. Additionally, ActiveSupport®, a call center, provides customer interaction management services from service and support to retention. Pre-repair calls, post-install surveys, and inbound calls to customers provide greater bottom-line efficiencies. We continue to review our programs to determine their value in improving the sales of our products.
Our twenty-four international subsidiaries are the following:
•	Universal Electronics B.V., established in the Netherlands;

•	One For All GmbH, established in Germany;

•	One for All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	Universal Electronics Italia S.R.L. established in Italy;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Hong Kong Pte. Ltd., established in Hong Kong

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Cayman Inc., established in the Cayman Islands;

•	Ultra Control Consumer Electronics GmbH, established in Germany;

•	UEI Hong Kong Holdings Co. Pte. Ltd., established in Hong Kong;

•	Universal Electronics (Shenzhen) LLC., established in the PRC;

•	UEI Brasil Controles Remotos Ltda., established in Brazil;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	C.G. Group Ltd., established in the British Virgin Islands;

•	C.G. Development Ltd., established in Hong Kong;

•	Gemstar Technology (China) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yang Zhou) Co. Ltd., established in the PRC;

•	C.G. Technology Ltd., established in Hong Kong;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	C.G. Timepiece Ltd., established in Hong Kong;

•	C.G. Asia Ltd., established in the British Virgin Islands.
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC to produce our wireless control products. In 2010, Computime and Samsung each provided more than 10% of our total inventory purchases. They collectively provided 34.2% of our total inventory purchases for 2010. In 2009 and 2008, Computime, C.G. Development, Samsung and Samjin each provided more than 10% of our total inventory purchases. They collectively provided 77.4% and 73.1% of our total inventory purchases for 2009 and 2008, respectively.
Even though we own and operate two factories in the PRC, we continue to evaluate additional contract manufacturers and sources of supply. During 2010, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed, if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the last half of the year. We expect this pattern to be repeated during 2011.
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to the Consolidated Financial Statements — Note 22” for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Philips Consumer Electronics, Universal Remote Control and Contec. In the international retail and private label markets for wireless controls we compete with Philips Consumer Electronics, Logitech, Ruwido and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. We compete against Universal Remote Control, Logitech, and Ruwido in the IR database market. Our North American retail products compete against Universal Remote Control, Philips Consumer Electronics, Logitech, Sony and many others. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2010, our engineering efforts focused on the following:
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
Our engineering efforts included the development of new remote controls that combine consumer friendly interfaces and intuitive setup with advance functions. These new products included our One For All® SmartControl and Dolphin™ remotes released during 2010. The One For All® SmartControl enables the user to control multiple devices without the need to switch between devices on the remote control. The One For All® SmartControl also leverages UEI SimpleSet technology and may be setup by simply identifying the target device type and brand. The Dolphin™ point-and-click, universal remote control addresses the connected and 3-D television markets. Equipped with advanced motion-detection technology, the ergonomic Dolphin controller enables fast, intuitive navigation through multiple menus, channels, or content selections by translating the user’s natural hand movements into on-screen cursor movements.
During 2010, our engineering efforts also focused on developing solutions for our customers. These new products included our Universal Remote Application Programming Interface (“UAPI”) and Low Energy IR Engine (“LowEIR”). UAPI is integrated into a remote and its target device, allowing device manufacturers to significantly reduce the time required to design and develop advanced, custom features that require synchronization between the remote and target device. UAPI enables support for a variety of new interface technologies, such as capacitive touch or optical finger navigation and has native support for the UEI QuickSet application which delivers simplified device setup experience. Our LowEIR uses a combination of silicon, hardware, and software to significantly reduce energy usage in IR remotes without sacrificing performance. Because LowEIR requires less energy, and potentially fewer batteries, this may reduce waste and tariffs, making it both an environmentally friendly option for consumers and a financially sound solution for device manufacturers and system operators.
We continued to improve our existing products during 2010. We released several software updates to our web based EZ-RC™ Remote Control Setup Wizard application. We also released an upgrade to our UEI QuickSet application during 2010. The latest version of UEI QuickSet, version 1.5, utilizes data transmitted over HDMI to automatically detect a connected device and then determine and download the correct code into the remote control without the need for the user to enter in any additional information.
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

Our expenditures on engineering, research and development were:

(in millions):	2010	2009	2008
Research and development (1)	$10.7	$8.7	$8.2
Engineering (2)	9.5	9.4	7.3

Total engineering, research and development	$20.2	$18.1	$15.5

(1)	Research and development expense for the years ended December 31, 2010, 2009, and 2008 includes $0.5 million, $0.4 million, and $0.4 million of stock-based compensation expense, respectively.

(2)	Engineering costs are included in SG&A.
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
We may also face significant costs and liabilities in connection with product take-back legislation. The European Union enacted the Waste Electrical and Electronic Equipment Directive (“WEEE”), which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. During 2007, the majority of our European subsidiaries became WEEE compliant. Our Italian subsidiary became compliant in February 2008. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, PRC and Japan.
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2010, 2009 and 2008, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2010, we employed 1,843 employees, of which 430 worked in engineering and research and development, 85 in sales and marketing, 118 in consumer service and support, 986 in operations and warehousing and 224 in executive and administrative functions.
On November 4, 2010, we acquired Enson Assets Limited. As a result of this transaction, we acquired 1,255 of our 1,843 employees, of which 157 worked in engineering and research and development, 17 in sales and marketing, 933 in operations and warehousing and 148 in executive and administrative functions. In addition, Enson has an additional 8,895 factory workers contracted through agency agreements.
None of our employees are subject to a collective bargaining agreement or represented by a union. We consider our employee relations to be good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2010, 2009 and 2008 is incorporated by reference to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15”.

Available Information
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
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers on March 16, 2011:

Name	Age	Position
Paul D. Arling	48	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	55	Executive Vice President, Managing Director, Europe
Mark S. Kopaskie	53	Executive Vice President, General Manager U.S. Operations
Richard A. Firehammer, Jr.	53	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	41	Senior Vice President and Chief Financial Officer

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2010 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2011 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
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
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects of political unrest, war or terrorist activities may have on us or the economy; the economic environment’s effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, automotive, and cellular industries not materializing or growing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
Risks Related to Doing Business in the PRC
Changes in the policies of the PRC government may have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.
Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the PRC’s Communist Party. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, labor and social insurance, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.
The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government may have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.
A change in policies by the PRC government may adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.
The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.
The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, labor and social insurance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:
•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.
The fluctuation of the Chinese Yuan Renminbi may harm your investment.
On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Chinese Yuan Renminbi to the U.S. dollar. Under the new policy, the Chinese Yuan Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 23.1% appreciation of the Chinese Yuan Renminbi against the U.S. dollar as of December 31, 2010. While the international reaction to the Chinese Yuan Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. dollar.
The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.
The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of the PRC to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that do exist, resulting in judicial decision-making that is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.
The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift may have a material adverse effect on our business and prospects.
The practical effect of the PRC legal system on our business operations in the PRC may be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC’s accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.
Availability of adequate workforce levels
Presently, the vast majority of workers at our newly acquired PRC factories are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to mature and grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. In addition, as the PRC market continues to open up and grow, with the advent of more companies opening plants and businesses in the PRC, we could experience an increase in competing for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain these workers.

Expansion in the PRC
As our global business grows, we may decide to expand in China to meet demand. This would be dependent on our ability to locate suitable facilities to support this expansion, to obtain the necessary permits and funding, to attract and retain adequate levels of qualified workers, and to enter into a long term land lease that is common in the PRC.
Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.
A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in the PRC, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.
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
Potential deferment of purchases and orders by customers
Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products may differ materially from our current expectations.
Customers’ inability to obtain financing to make purchases from us and/or maintain their business
Some of our customers require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products may adversely impact our financial results. In addition, if the financial crisis results in insolvencies for our customers, it may adversely impact our financial results.
Potential impact on trade receivables
Credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable balances and longer DSOs. This may result in greater expense associated with collection efforts and increased bad debt expense.
Negative impact from increased financial pressures on third-party dealers, distributors and retailers
We make sales in certain regions of the world through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition our end customers to purchase products from other third parties or from us directly, it may adversely impact our financial results.
Negative impact from increased financial pressures on key suppliers
Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it may result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial results. In addition, credit constraints at key suppliers may result in accelerated payment of accounts payable by us, impacting our cash flow.

Dependence upon Key Suppliers
During 2010, Computime and Samsung each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $67.0 million, or 34.2%, of our total inventory purchases in 2010. During 2009 and 2008, Computime, C.G. Development, Samsung, and Samjin each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $147.8 million, or 77.4%, of our total inventory purchases in 2009. Purchases from these suppliers collectively amounted to $135.5 million, or 73.1%, of total inventory purchases during 2008.
Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, from primarily three sources. To reduce our dependence on our integrated circuits suppliers we continually seek additional sources. We generally maintain inventories of our integrated circuits, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions.
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
Dependence on Foreign Manufacturing
Even after our acquisition of the factories in the PRC, third-party manufacturers located in the PRC will continue to manufacture a majority of our products. Our arrangements with these foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, and other factors, which may have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.
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
Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products, AV accessory products, and proprietary technologies to subscription broadcasters, original equipment manufacturers, and private label customers. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe and Asia currently representing our principal foreign markets.
In each of the years ended December 31, 2010, 2009 and 2008, we had sales to DIRECTV and its sub-contractors and to Comcast Communications Inc. and its sub-contractors, that when combined, each exceeded 10% of our net sales. The loss of either of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.
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
Risks of Conducting Business Internationally
Risks of doing business internationally may adversely affect our sales, operations, earnings and cash flows due to a variety of factors, including, but not limited to:
•	changes in a country or region’s economic or political conditions, including inflation, recession, interest rate fluctuations, forced political actions or elections, coops, and actual or anticipated military conflicts;

•	currency fluctuations affecting sales, particularly in the Euro, British Pound, and the Chinese Yuan Renminbi which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	currency fluctuations affecting costs, particularly the Euro, British Pound and the Chinese Yuan Renminbi , which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs, and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	import, export or other business licensing requirements or requirements related to making foreign direct investments, which may affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

•	fluctuations in freight costs and disruptions at important geographic points of exit and entry.
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
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. With the passage of the European Union’s Restriction of Hazardous Substances Directive, which makes producers of electrical goods responsible for collection, recycling, treatment and disposal of recovered products, similar restrictions in the PRC effective March 2007 and the European Union’s Waste Electrical and Electronic Equipment Directive, we may face significant costs and liabilities in complying with these laws and any future laws and regulations or enforcement policies that may have a material adverse effect upon our operating results, financial condition, and cash flows.
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
Change in Competition and Pricing
Even after our recent acquisition of the PRC factories, we will continue to rely on third-party manufacturers to build our universal wireless control products. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition may arise from manufacturers who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we may experience downward pressure on our pricing or lose sales, which may have a material adverse effect on our operating results, financial condition and cash flows.
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
In addition, we have an exposure to oil prices due to the use of oil-based materials in our products, which are primarily the plastics and other components that we include in our finished products, the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates, political unrest in oil producing contries that could casue a cessation of production and/or delivery of oil resulting in higher costs. We record freight-in as a cost of sales and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.
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
Growth Projections
Management has made the projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America regarding future events and the financial performance of the company, including those involving:
•	the benefits the company expects as a result of the development and success of products and technologies, including new products and technologies;

•	the benefits expected by entering into emerging markets such as Asia and Brazil, without which, we may not be able to recover the costs we incur to enter into such markets;

•	the recently announced new contracts with new and existing customers and new market penetrations;

•	the growth expected as a result of the digital from analog conversion;

•	the expected continued growth in digital TVs, PVRs and overall growth in the company’s industry; and

•	the effects we may experience due to the continued softness in worldwide markets driven by the current economic environment.
Actual events or results may be unfavorable to management’s projections, which may have a material adverse effect on our projected operating results, financial condition and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments on the filing date of this Form 10-K.

ITEM 2.	PROPERTIES
Our global headquarters is located in Cypress, California. We utilize the following office facilities:

		Square
Location	Purpose or Use	Feet	Status
Cypress, California	Corporate headquarters, engineering, research and development	34,080	Leased, expires January 31, 2012
Twinsburg, Ohio	Call center	21,509	Leased, expires May 31,2014
Enschede, Netherlands	European headquarters and call center	18,292	Leased, expires September 30, 2013
Bangalore, India	Engineering, research and development	17,713	Leased, expired January 31, 2011
Shenzhen, PRC	Engineering, quality assurance, research and development	6,127	Leased, expires February 15, 2013
San Mateo, California	Engineering, research and development	4,868	Leased, expires June 30, 2011
Hong Kong, China	Operations and administrative services	3,060	Leased, expires November 15, 2011
Hong Kong, China	Asian headquarters	6,000	Leased, expires on January 14, 2012
Guang Zhou, China(1)	Manufacturing facility	710,203	Land leased, expires June 30, 2044
Yang Zhou, PRC(1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Manaus, Brazil	Manufacturing facility under development	2,153	Leased, expires September 14, 2013

(1)	Private ownership of land in the PRC is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. These facilities were developed on land which we lease from the PRC government.
In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices.
Our lease for the Bangalore office expired on January 31, 2011. We are negotiating a renewal. In addition, our lease for the San Mateo office expires on June 30, 2011. We are currently investigating alternative facilities. We believe we will obtain lease agreements under similar terms, however there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.
See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 12” for additional information regarding our obligations under leases.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 13” is incorporated by reference.

ITEM 4.	RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 11, 2011 was $26.49. Our stockholders of record on March 11, 2011 numbered 131. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.

Recent Sales of Unregistered Securities
As part of the consideration paid by UEI for the acquisition of Enson Assets Limited, 1,460,000 newly issued shares of UEI common stock, par value $.01 per share, were delivered to CG International Holdings Limited (“CGI”). The shares were issued in reliance upon an exemption from registration under the Securities Act, pursuant to Regulation S promulgated under the Securities Act. UEI and UEI Hong Kong Private Limited complied with the conditions of Rule 903 of Regulation S, including, but not limited to, the following: (i) CGI is not a U.S. person and was offered and sold its shares in accordance with the provisions of Regulation S; (ii) an appropriate legend is required to be affixed to the shares in accordance with Regulation S; (iii) CGI represented that it is not acquiring the shares for the account or benefit of a U.S. person; (iv) CGI agreed to resell the shares only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act of 1933, as amended or pursuant to an available exemption from registration; and (v) CGI agreed not to engage in hedging activities involving UEI’s common stock. In the Stock Purchase Agreement among CGI, UEI and UEI Hong Kong Private Limited, CGI acknowledged that UEI will implement the restrictions on transfer contained in the Purchase Agreement, which preclude any transfer of the shares which is not made in accordance Regulation S, not registered under the Securities Act, or not made pursuant another available exemption.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2010		2009
	High	Low	High	Low
First Quarter	$26.55	$20.25	$19.80	$10.85
Second Quarter	23.90	16.49	22.50	17.27
Third Quarter	20.93	16.12	22.12	16.99
Fourth Quarter	30.27	20.04	24.07	19.80
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet Be
			Publicly	Purchased
	Total Number of	Weighted Average	Announced	Under the
	Shares	Price Paid	Plans	Plans or
Period	Purchased	per Share	or Programs	Programs
10/1/2010 —10/31/2010	5,785	$20.70	—	—
11/1/2010 — 11/30/2010	99	27.32	—	—
12/1/2010 — 12/31/2010	6,551	28.70	—	—

Total during fourth quarter	12,435	$24.96	—	—

During the year ended December 31, 2010, we repurchased 505,692 shares of our issued and outstanding common stock for $10.1 million under an ongoing and systematic program approved by our Board of Directors on February 11, 2010. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On December 31, 2010, we had 526,874 shares available for repurchase under our current Board authorization.
Equity Compensation Plans
Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated by reference to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” under the caption “Equity Compensation Plan Information” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 16” under the caption “Stock-Based Compensation.”
Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor’s Small Cap 600 (the “S&P Small Cap 600”) and the NASDAQ Composite Index for the five year period ended December 31, 2010. The comparison assumes that $100 is invested on December 31, 2005 in each of our common stock, S&P Small Cap 600 and the NASDAQ Composite Index and that all dividends are reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.
Comparison of Stockholder Returns of Universal Electronics Inc.,
the S&P Small Cap 600 and the NASDAQ Composite Index

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Universal Electronics Inc.	$100	$122	$194	$94	$135	$165
S&P Small Cap 600	$100	$114	$113	$77	$95	$119
NASDAQ Composite Index	$100	$110	$120	$72	$103	$120
Information presented is as of the end of each calendar year for the period December 31, 2005 through 2010. This information shall not be deemed to be “solicited material” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) nor shall this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Net sales	$331,780	$317,550	$287,100	$272,680	$235,846
Operating income	$21,301	$21,947	$20,761	$26,451	$18,517
Net income	$15,081	$14,675	$15,806	$20,230	$13,520
Earnings per share:
Basic	$1.10	$1.07	$1.13	$1.40	$0.98
Diluted	$1.07	$1.05	$1.09	$1.33	$0.94
Shares used in calculating earnings per share:
Basic	13,764	13,667	14,015	14,410	13,818
Diluted	14,106	13,971	14,456	15,177	14,432
Cash dividend declared per common share	—	—	—	—	—
Gross margin	31.3%	32.0%	33.5%	36.4%	36.4%
Selling, general, administrative, research and development expenses as a % of net sales	24.9%	25.1%	26.3%	26.7%	28.5%
Operating margin	6.4%	6.9%	7.2%	9.7%	7.9%
Net income as a % of net sales	4.6%	4.6%	5.5%	7.4%	5.7%
Return on average assets	5.0%	6.5%	7.3%	10.2%	8.3%
Working capital	$66,101	$127,086	$122,303	$140,330	$106,179
Ratio of current assets to current liabilities	1.4	3.1	3.0	4.0	3.4
Total assets	$372,533	$233,307	$217,555	$217,285	$178,608
Cash and cash equivalents	$54,249	$29,016	$75,238	$86,610	$66,075
Long-term debt	—	—	—	—	—
Stockholders’ equity	$211,204	$169,730	$153,353	$168,242	$134,217
Book value per share (a)	$14.13	$12.40	$11.24	$11.55	$9.58
Ratio of liabilities to liabilities and stockholders’ equity	43.3%	27.3%	29.5%	22.6%	24.9%

(a)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information between 2010 and prior years is affected by the acquisition of Enson Assets Limited during the fourth quarter of 2010. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21” for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed universal wireless control products, audio-video accessories, and software that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include OEMs, subscription broadcasters, international retailers, custom installers, North American retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products. We believe that our universal remote control database contains device codes that are capable of controlling virtually all IR controlled TVs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.
Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 508,000 individual device functions and over 4,200 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We operate as one business segment. We have twenty-four subsidiaries located in Argentina, Cayman Islands, France, Germany (2), Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People’s Republic of China (3) and the United Kingdom.
To recap our results for 2010:
•	Our net sales grew 4.5% from $317.6 million in 2009 to $331.8 million in 2010, due to the acquisition of Enson Assets Limited in November 2010, which added $25.0 million in revenue in 2010.

•	Excluding the Enson Assets Limited transaction, our revenue decreased 3.4% from $317.6 million for 2009 to $306.8 million for 2010. This decrease is primarily due to the loss of sales from a significant customer who returned to a more traditional dual sourcing arrangement beginning during the first quarter of 2010. This significant customer purchased the majority of its remote controls from us during 2009. We were able to partially offset this loss by acquiring new domestic and international customers in our business category throughout 2010.

•	Our 2010 operating income decreased 2.9% to $21.3 million from $21.9 million in 2009. Our operating margin percentage decreased from 6.9% in 2009 to 6.4% in 2010 due primarily to the decrease in our gross margin percentage from 32.0% in 2009 to 31.3% in 2010. The decrease in our gross margin rate was due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin Business category. In addition, the weakening of both the Euro and the British Pound versus the U.S. dollar also contributed to the decline in our gross margin percentage. Partially offsetting the decrease in our gross margin percentage was a 20 basis point improvement in operating expenses as a percentage of net sales in 2010 compared to 2009.
Our strategic business objectives for 2011 include the following:
•	continue to integrate Enson Assets Limited;

•	decrease third party supplier purchases and increase Enson’s utilization of its existing factories;

•	place more operations, logistics, quality, program management, engineering, sales, and marketing personnel in the Asia region;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	increase our share with existing customers;

•	acquire new customers in historically strong regions;

•	continue our expansion into new regions, Latin America and Asia in particular; and

•	continue to develop industry-leading technologies and products.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.
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
Revenue recognition
We recognize revenue on the sale of products when title of the goods has transferred, there is persuasive evidence of an arrangement (such as when a purchase order is received from the customer), the sales price is fixed or determinable and collectability is reasonably assured.
We record a provision for estimated retail sales returns. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. The allowance for sales returns balance at December 31, 2010 and 2009 was $1.4 million and $2.0 million, respectively.

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
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is estimated based on a variety of factors, including credit reviews, historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Our historical reserves have been sufficient to cover losses from uncollectible accounts. However, because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations and cash flows. If the financial condition of our customers deteriorate resulting in their inability to make payments, a larger allowance may be required resulting in a charge to selling, general, and administrative expense in the period in which we make this determination. We incurred $0.9 million of bad debt expense in 2010 to reflect certain customer accounts where collection was highly uncertain in the current economic environment.
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
Inventories
Our inventories consist primarily of wireless control devices, component parts, and raw materials, and are valued at the lower of cost or market value. The approximate cost is determined using the first-in, first-out basis. We write-down our inventory for the estimated difference between the inventory’s approximate cost and its estimated market value based upon our best estimates of market conditions.
We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write-down any excess or obsolete inventories on hand. Our total excess and obsolete inventory reserve on December 31, 2010 and 2009 was $2.1 million and $1.8 million, respectively, or 3.2% and 4.1% of total inventory. The increase in our excess and obsolete reserve during 2010 was the result of $2.9 million of additional write-downs offset by $1.0 million of sell-through, $1.5 million of scrapping and foreign currency translation effects. This compared to additional write-downs of $3.3 million offset by $0.9 million of sell-through and $2.3 million of scrapping and foreign currency translation effects during 2009.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete inventory reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our excess and obsolete inventory reserve. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $0.7 million.
Business Combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets and the liabilities assumed, as well as in-process research and development (“IPR&D”), based upon their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant fair value estimates and assumptions, especially with respect to intangible assets. Management estimates the fair value of certain intangible assets by utilizing the following (but not limited to):
•	future free cash flow from customer contracts, customer lists, distribution agreements, acquired developed technologies, trademarks, trade names and patents;

•	expected costs to develop IPR&D into commercially viable products and cash flows from the products once they are completed;

•	brand awareness and market position, as well as assumptions regarding the period of time the brand will continue to be used in our product portfolio; and

•	discount rates utilized in discounted cash flow models.
Our estimates are based upon assumptions believed to be reasonable; however, unanticipated events or circumstances may occur which may affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.
Valuation of Long-Lived Assets and Intangible Assets
We assess long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which may trigger an impairment review, if significant, include the following:
•	underperformance relative to historical or projected future operating results;

•	changes in the manner of use of the assets;

•	changes in the strategy of our overall business;

•	negative industry or economic trends;

•	a decline in our stock price for a sustained period; and

•	a variance between our market capitalization relative to net book value.
If the carrying value of the asset is larger than its undiscounted cash flows, the asset is impaired. We measure an impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In assessing the recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.
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
Capitalized Software Development Costs
At each balance sheet date, we compare the unamortized capitalized software development costs to the net realizable value of the related product. The amount by which the unamortized capitalized software development costs exceed the net realizable value of the related product is written off. The net realizable value is the estimated future gross revenues attributable to each product reduced by its estimated future completion and disposal costs. Any remaining amount of capitalized software development costs that have been written down are considered to be the cost for subsequent accounting purposes, and the amount of the write-down is not subsequently restored.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of net realizable value we use to test for impairment losses on capitalized software development costs. However, if actual results are not consistent with our estimates and assumptions we may be exposed to impairment charges.
Goodwill
We evaluate the carrying value of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition or (3) an adverse action or assessment by a regulator.
When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. We have a single reporting unit. On December 31, 2010, we had goodwill of $30.4 million.
To evaluate whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting unit based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to EBITDA for comparable companies. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.
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
Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and the determination of appropriate market comparables. In addition, we make certain judgments and assumptions in determining our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We continue to estimate the fair value of our reporting unit to be in excess of its carrying value, and therefore have not recorded any impairment. The amount by which the fair value of our reporting unit exceeded its book value utilizing the income and market approaches ranged from 46 percent to 66 percent and therefore we concluded our goodwill was not impaired at December 31, 2010. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates and assumptions we may be exposed to material impairment charges.
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
We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.
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
We have recorded a liability for uncertain tax positions of $5.6 million at December 31, 2010. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. Our reserve for uncertain tax positions is primarily attributable to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and any related interest. We review our reserves quarterly, and we may adjust such reserves due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of advanced pricing agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. The amounts ultimately paid upon resolution of audits may be materially different from the amounts previously included in our income tax expense and, therefore, may have a material impact on our operating results, financial position and cash flows.
Stock-Based Compensation Expense
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the years ended December 31, 2010, 2009 and 2008 is the following:

(in thousands)	2010	2009	2008
Cost of sales	$55	$33	$17
Research and development	452	434	356
Selling, general and administrative	4,459	3,845	3,870

Total stock-based compensation expense	$4,966	$4,312	$4,243

Selling, general and administrative expense includes pre-tax stock-based compensation related to restricted stock awards granted to outside directors of $0.6 million, $0.5 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. We issue restricted stock awards to the outside directors for services performed. Compensation expense for these restricted stock awards is recognized on a straight-line basis over the requisite service period of one year.
Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We issue stock option awards to the outside directors for services performed. Compensation expense for these stock option awards is recognized on a straight-line basis over the requisite service period of three years.
Stock Option Grants
During the year ended December 31, 2010, the Compensation Committee and Board of Directors granted 119,900 stock options to our employees with an aggregate grant date fair value of $1.3 million under various stock incentive plans. The stock options granted to employees during 2010 consisted of the following:
(in thousands, except share amounts)

	Number of	Grant
	Shares	Date
Stock Option	Underlying	Fair
Grant Date	Options	Value	Vesting Period
January 25, 2010	99,900	$1,134	4 -Year Vesting Period (0% each quarter during year 1 and 8.33% each quarter during years 2-4)
July 14, 2010	20,000	164	4 -Year Vesting Period (25% each year)

	119,900	$1,298

During the year ended December 31, 2010, we recognized $0.3 million of pre-tax stock-based compensation expense related to our 2010 stock option grants.
At December 31, 2010, there was $2.2 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.3 years.

Restricted Stock Grants
During the year ended December 31, 2010, the Compensation Committee and Board of Directors granted 45,500 restricted stock awards under the 2006 Stock Incentive Plan to our employees with an aggregate grant date fair value of $1.1 million. The restricted stock awards granted to employees during 2010 consisted of the following:
(in thousands, except share amounts)

	Number	Grant
	of	Date
Restricted Stock	Shares	Fair
Grant Date	Granted	Value	Vesting Period
January 25, 2010	45,500	$1,133	4 -Year Vesting Period (0% each quarter during year 1 and 8.33% each quarter during years 2-4)
In addition to the grants to employees, 30,000 shares of restricted stock with a grant date fair value of $0.5 million were granted to our outside directors on July 1, 2010 as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter).
During the year ended December 31, 2010, we recognized $0.5 million of pre-tax stock-based compensation expense related to our 2010 restricted stock grants.
At December 31, 2010, there was $2.9 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards which we expect to recognize over a weighted-average period of 1.7 years.
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
We do not believe it is reasonably likely that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with our estimates and assumptions we may be exposed to material stock-based compensation expense. Refer to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 16” for additional disclosure regarding stock-based compensation expense.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
(in thousands)	2010		2009		2008
Net sales	$331,780	100.0%	$317,550	100.0%	$287,100	100.0%
Cost of sales	227,931	68.7	215,938	68.0	190,910	66.5

Gross profit	103,849	31.3	101,612	32.0	96,190	33.5
Research and development expenses	10,709	3.2	8,691	2.7	8,160	2.8
Selling, general and administrative expenses	71,839	21.7	70,974	22.4	67,269	23.5

Operating income	21,301	6.4	21,947	6.9	20,761	7.2
Interest income, net	34	0.0	471	0.1	3,017	1.1
Other income (expense), net	523	0.2	(241)	(0.0)	311	0.1

Income before income taxes	21,858	6.6	22,177	7.0	24,089	8.4
Provision for income taxes	6,777	2.0	7,502	2.4	8,283	2.9

Net income	$15,081	4.6%	$14,675	4.6%	$15,806	5.5%

The comparability of information between 2010 and prior years is affected by the acquisition of Enson Assets Limited during the fourth quarter of 2010. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21” for further information.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Consolidated
Net sales for the year ended December 31, 2010 were $331.8 million, an increase of 4% compared to $317.6 million for the same period last year. Net income for 2010 was $15.1 million or $1.07 per diluted share compared to $14.7 million or $1.05 per diluted share for 2009.

	2010		2009
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$282.9	85.3%	$262.5	82.7%
Consumer	48.9	14.7%	55.1	17.3%

Total net sales	$331.8	100.0%	$317.6	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 85% of net sales for 2010 compared to approximately 83% for 2009. Net sales in our business lines for 2010 increased by approximately 8% to $282.9 million from $262.5 million in 2009. This increase in net sales resulted primarily from the November 2010 acquisition of Enson Assets Limited, which added several significant customers and contributed $25.0 million in sales in 2010. Excluding the net sales which resulted from the acquisition of Enson, the business category decreased by $4.6 million. This was the result of a significant customer returning to a more traditional dual source arrangement during the first quarter of 2010 after purchasing the majority of its remotes from us during 2009. We were able to partially offset this loss by acquiring new customers both domestically and internationally.
Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 15% of net sales for 2010 compared to approximately 17% for 2009. Net sales in our Consumer lines for 2010 decreased by 11% to $48.9 million from $55.1 million in 2009. Net sales in North American retail decreased by $4.0 million, or 46%, from $8.8 million in 2009 to $4.8 million in 2010. In addition, our custom installer sales decreased by $3.3 million, from $6.2 million in 2009 to $2.9 million in 2010. Partially offsetting these decreases was a $1.1 million increase in international retail sales, from $40.1 million in 2009 to $41.2 million in 2010. The 2010 net sales in our Consumer lines were negatively impacted by the weakening of the Euro and the British Pound compared to the U.S. dollar, which resulted in a decrease in net sales of approximately $1.4 million. Net of the unfavorable currency effect, international retail sales increased by $2.5 million due primarily to the analog to digital transition that took place in some European countries.
Gross profit for 2010 was $103.8 million compared to $101.6 million for 2009. Gross profit as a percent of sales decreased to 31.3% in 2010 from 32.0% in 2009, due primarily to the following:
•	A fair value adjustment made to inventory and fixed assets acquired in the Enson Assets Limited acquisition resulted in a decrease of 0.5% in the gross margin rate;

•	An increase in freight expense caused a decrease of 0.4% in the gross margin rate;

•	Sales mix, as a higher percentage of our total sales was comprised of our lower margin Business category, resulted in a decrease of 0.3% in the gross margin rate;

•	Foreign currency fluctuations caused a decrease of 0.2% in the gross margin rate, driven by the weakening of the Euro and British Pound as compared to the U.S. dollar;

•	A decrease in inventory scrap expense, resulting from a lower return rate, improved the gross margin rate by 0.4%; and

•	A decrease in sub-contract labor, resulting primarily from less rework, caused an increase of 0.3% in the gross margin.
Research and development expenses increased 23% from $8.7 million in 2009 to $10.7 million in 2010. The increase is primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new technologies and products.
Selling, general and administrative expenses increased 1% from $71.0 million in 2009 to $71.8 million in 2010. The weakening of the Euro compared to the U.S. dollar resulted in a decrease of $1.3 million; net of the currency effect, selling, general and administrative expenses increased by $2.1 million. This increase was driven primarily by an increase in employee bonus expense of $1.5 million. Additionally, travel expense increased $0.5 million; advertising expense increased by $0.4 million; and bad debt expense increased $0.4 million. Partially offsetting these increases was a decline in commission expense of $0.8 million, resulting from certain sales personnel not meeting or exceeding their sales targets during 2010.
In 2010, we recorded $34 thousand of net interest income compared to $0.5 million for 2009. The decrease in interest income is due to significantly lower interest rates.
We recorded income tax expense of $6.8 million in 2010 compared to $7.5 million in 2009. Our effective tax rate was 31.0% in 2010 compared to 33.8% in 2009. The decrease in our effective tax rate was due primarily to a higher percentage of income earned in lower tax rate jurisdictions, the statute of limitations expiring during 2010 on certain tax positions recorded in the United States, and lower interest expense resulting from fewer uncertain tax positions.

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
Liquidity and Capital Resources
Sources and Uses of Cash

	Year Ended		Year Ended		Year Ended
	December 31,	Increase	December 31,	Increase	December 31,
(In thousands)	2010	(Decrease)	2009	(Decrease)	2008
Cash provided by operating activities	$37,649	$13,662	$23,987	$(6,165)	$30,152
Cash used for investing activities	(34,705)	31,386	(66,091)	(58,671)	(7,420)
Cash provided by (used for) financing activities	23,275	27,497	(4,222)	20,965	(25,187)
Effect of exchange rate changes on cash	(986)	(1,090)	104	9,021	(8,917)

		Increase
	December 31, 2010	(Decrease)	December 31, 2009
Cash and cash equivalents	$54,249	$25,233	$29,016
Working capital	66,101	(60,985)	127,086
Net cash provided by operating activities in 2010 was $37.6 million compared to $24.0 million during 2009. The improvement in cash flow from operations from 2009 to 2010 is due primarily to the strong collection of receivables that were acquired in the acquisition of Enson Assets Limited. We acquired approximately $37.6 million of receivables from Enson Assets Limited on November 4, 2010; however, Enson’s receivable balance as of December 31, 2010 was approximately $26.0 million, reflecting cash inflows of approximately $11.6 million for the aforementioned two month period. Inventories increased from December 31, 2009 to December 31, 2010 as a result of anticipated increased demand in 2011. In addition, our fourth quarter 2010 net sales were towards the lower end of our expectations resulting in higher than expected inventories on December 31, 2010.
Net cash provided by operating activities in 2009 was $24.0 million compared to $30.2 million during 2008. The decrease in cash flows from operating activities in 2009 compared to 2008 was primarily due to our deliberate effort to improve our vendor management which commenced during 2008 and resulted in a $15.6 million cash inflow by the end of 2008. As a result of the improved vendor terms being negotiated and implemented in 2008, there was minimal opportunity for improvement relating to accounts payable in 2009. Days in payables actually decreased from 81 days at December 31, 2008 to 67 days at December 31, 2009 resulting in a cash outflow of approximately $2.1 million in 2009. In addition, during 2009 we had cash outflows related to accounts receivable of $4.2 million compared to cash outflows of $1.5 million during 2008 due primarily to higher net sales over the prior two years. Partially offsetting the aforementioned activity was an improvement in inventory turns from 4.4 turns in 2008 to 5.3 turns in 2009. Despite having higher sales, our inventory levels decreased from $43.7 million at December 31, 2008 to $40.9 million at December 31, 2009 compared to an inventory build of $8.8 million from December 31, 2007 to December 31, 2008.
Net cash used for investing activities during 2010 was $34.7 million as compared to $66.1 million and $7.4 million of net cash used during 2009 and 2008, respectively. The decrease in cash used for investing activities during 2010 compared to 2009 was primarily due to our $49.2 million time deposit investment maturing during 2010 which was initially entered into during 2009. The cash proceeds from the time deposit were used to purchase Enson Assets Limited during 2010, which amounted to a $74.1 million cash outflow net of cash acquired. In addition, we acquired intangible assets and goodwill of $9.5 million from Zilog Inc. during 2009. There were no acquisitions during 2008, only typical annual investments in property, plant, and equipment as well as internally developed patents. Please refer to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Notes 7 and 21” for additional disclosure regarding our acquisition of Enson Assets Limited and purchase of goodwill and intangible assets from Zilog Inc.
Net cash provided by financing activities was $23.3 million during 2010 compared to cash used for financing activities of $4.2 million and $25.2 million during 2009 and 2008, respectively. During 2010 we had proceeds from debt issuance of $41.0 million to fund our acquisition of Enson Assets Limited. During 2010 we made debt payments totaling $9.8 million. Proceeds from stock option exercises were $2.0 million during 2010 compared to proceeds of $3.3 million and $1.2 million during 2009 and 2008, respectively. In addition, we purchased 505,692 shares of our common stock at a cost of $10.1 million during 2010, compared to 404,643 and 1,118,318 shares at a cost of $7.7 million and $26.7 million during 2009 and 2008, respectively. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2010, we have repurchased 473,126 shares of our common stock under this authorization, leaving 526,874 shares available for repurchase.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(in thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$3,509	$1,883	$1,566	$60	$—
Purchase obligations(1)	762	762	—	—	—

Total contractual obligations	$4,271	$2,645	$1,566	$60	$—

(1)	Purchase obligations primarily include contractual payments to purchase tooling assets.

Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We believe our current cash balances and anticipated cash flow generated from operations are sufficient to cover cash outlays expected during 2011.
We are able to supplement this near-term liquidity, if necessary, with credit line facilities made available by various foreign and domestic financial institutions. Our liquidity is subject to various risks including the market risks identified in the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 7A.

	On December 31,
	2010	2009	2008
Cash and cash equivalents	$54,249	$29,016	$75,238
Term deposit	—	49,246	—
Total debt	35,000	—	—
Available borrowing resources	33,766	15,000	15,000
On December 31, 2010, we had an outstanding balance of $35.0 million related to our U.S. Bank 1-year term loan facility. Our term loan, along with our line of credit and available cash, was utilized to finance the acquisition of Enson Assets Limited and to pay related transaction costs, fees, and expenses. Amounts paid or prepaid on the term loan may not be re-borrowed. The minimum principal payments for the term loan are $2.2 million each quarter. The first principal and interest payment was made on January 5, 2011. The remaining principal and interest payments are due on April 5, July 5, and October 5 of 2011. In addition, a final payment equal to the unpaid principal balance plus accrued interest is due on the term loan maturity date. The term loan maturity date is November 1, 2011. During 2011, we anticipate paying the principal balance down to zero prior to the term loan maturity date.
Our debt covenants require that the percentage of our funded debt to EBITDA remain below 100%. On December 31, 2010, we were in breach of this covenant. This breach resulted from the timing of the Enson Assets Limited acquisition. On December 31, 2010, we carried a note payable of $35.0 million utilized to partially fund the acquisition; however our results of operations for the twelve months ended December 31, 2010, included less than two months of Enson Assets Limited EBITDA resulting in the breach. The acceleration of our $35.0 million obligation has been waived by U.S. Bank for the calculation performed on December 31, 2010. We do not anticipate that we will remain in breach of this covenant since going forward we will be able to include the full period of Enson Asset Limited’s EBITDA within the calculation. We were not in breach of any other debt covenants on December 31, 2010.
Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2010, we had $66.1 million of working capital compared to $127.1 million at December 31, 2009. The decrease in working capital was driven primarily by the Enson Asset Limited acquisition which resulted in cash consideration of $95.0 million, offset partially by net working capital acquired.
Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered indefinitely reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and Brazil, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposit with financial institutions we believe are high quality.
For further information regarding our credit facilities, see “ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”
It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that the cash generated from our operations and funds from our credit facilities will be sufficient to support our current business operations as well as anticipated growth at least through the end of 2011; however, there can be no assurance that such funds will be adequate for that purpose.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. We may withdraw either U.S. dollars or foreign currencies from our credit facilities. Our market risk exposures in connection with the debt are primarily U.S. dollar LIBOR-based floating interest. On December 31, 2010, we had an outstanding balance of $35.0 million related to our U.S. Bank 1-year term loan facility. The term loan maturity date is November 1, 2011. Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At December 31, 2010, the 12-month LIBOR plus the fixed margin was 2.6% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
We cannot make any assurances that we will not need to borrow additional amounts in the future or that funds will be extended to us under comparable terms or at all. If funding is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.
Foreign Currency Exchange Rate Risk
At December 31, 2010 we had wholly owned subsidiaries in the People’s Republic of China, Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for fiscal 2010 were the Euro, British Pound and Chinese Yuan Renminbi. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2010, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, and Singapore dollar relative to the U.S. dollar fluctuate 10% from December 31, 2010, net income and total cash flows in the first quarter of 2011 would fluctuate by approximately $2.4 million and $5.0 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Electronics Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Irvine, California
March 16, 2011

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$54,249	$29,016
Term deposit	—	49,246
Accounts receivable, net	86,304	64,392
Inventories, net	65,402	40,947
Prepaid expenses and other current assets	2,582	2,423
Deferred income taxes	6,256	3,016

Total current assets	214,793	189,040
Property, plant, and equipment, net	78,097	9,990
Goodwill	30,379	13,724
Intangible assets, net	35,994	11,572
Other assets	5,464	1,144
Deferred income taxes	7,806	7,837

Total assets	$372,533	$233,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$56,086	$39,514
Notes payable	35,000	—
Accrued sales discounts, rebates and royalties	7,942	6,028
Accrued income taxes	5,873	3,254
Accrued compensation	30,634	4,619
Other accrued expenses	13,157	8,539

Total current liabilities	148,692	61,954
Long-term liabilities:
Deferred income taxes	11,369	153
Income tax payable	1,212	1,348
Other long-term liabilities	56	122

Total liabilities	161,329	63,577

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 20,877,248 and 19,140,232 shares issued at December 31, 2010 and 2009, respectively	209	191
Paid-in capital	166,940	128,913
Accumulated other comprehensive (loss) income	(489)	1,463
Retained earnings	134,070	118,989

	300,730	249,556

Less cost of common stock in treasury, 5,926,071 and 5,449,962 shares at December 31, 2010 and 2009, respectively	(89,526)	(79,826)

Total stockholders’ equity	211,204	169,730

Total liabilities and stockholders’ equity	$372,533	$233,307

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net sales	$331,780	$317,550	$287,100
Cost of sales	227,931	215,938	190,910

Gross profit	103,849	101,612	96,190

Research and development expenses	10,709	8,691	8,160
Selling, general and administrative expenses	71,839	70,974	67,269

Operating income	21,301	21,947	20,761
Interest income, net	34	471	3,017
Other income (expense), net	523	(241)	311

Income before provision for income taxes	21,858	22,177	24,089
Provision for income taxes	6,777	7,502	8,283

Net income	$15,081	$14,675	$15,806

Earnings per share:
Basic	$1.10	$1.07	$1.13

Diluted	$1.07	$1.05	$1.09

Shares used in computing earnings per share:
Basic	13,764	13,667	14,015

Diluted	14,106	13,971	14,456

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Common Stock			Other
	Issued		in Treasury		Paid-in	Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Totals	Income
Balance at December 31, 2007	18,547	$185	(3,975)	$(46,113)	$114,441	$11,221	$88,508	$168,242
Comprehensive income:
Net income							15,806		$15,806
Currency translation adjustment						(10,471)			(10,471)

Total comprehensive income									$5,335

Shares issued for employee benefit plan and compensation	55	1			632			633
Purchase of treasury shares			(1,118)	(26,689)				(26,689)
Stock options exercised	114	1			1,157			1,158
Shares issued to Directors			23	353	(353)			—
Stock-based compensation expense					4,243			4,243
Tax benefit from exercise of non-qualified stock options and vested restricted stock					431			431

Balance at December 31, 2008	18,716	$187	(5,070)	$(72,449)	$120,551	$750	$104,314	$153,353

Comprehensive income:
Net income							14,675		$14,675
Currency translation adjustment						713			713

Total comprehensive income									$15,388

Shares issued for employee benefit plan and compensation	145	1			740			741
Purchase of treasury shares			(405)	(7,747)				(7,747)
Stock options exercised	279	3			3,272			3,275
Shares issued to Directors			25	370	(370)			—
Stock-based compensation expense					4,312			4,312
Tax benefit from exercise of non-qualified stock options and vested restricted stock					408			408

Balance at December 31, 2009	19,140	$191	(5,450)	$(79,826)	$128,913	$1,463	$118,989	$169,730

Comprehensive income:
Net income							15,081		$15,081
Currency translation adjustment						(1,952)			(1,952)

Total comprehensive income									$13,129

Shares issued for employee benefit plan and compensation	156	2			564			566
Shares issued for purchase of Enson Assets Limited	1,460	15			30,748			30,763
Purchase of treasury shares			(506)	(10,145)				(10,145)
Stock options exercised	121	1			1,963			1,964
Shares issued to Directors			30	445	(445)			—
Stock-based compensation expense					4,966			4,966
Tax benefit from exercise of non-qualified stock options and vested restricted stock					231			231

Balance at December 31, 2010	20,877	$209	(5,926)	$(89,526)	$166,940	$(489)	$134,070	$211,204

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash provided by operating activities:
Net income	$15,081	$14,675	$15,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,059	6,801	6,084
Provision for doubtful accounts	931	435	465
Provision for inventory write-downs	3,514	4,179	3,270
Deferred income taxes	(911)	(1,036)	(559)
Tax benefit from exercise of stock options and vested restricted stock	231	408	431
Excess tax benefit from stock-based compensation	(290)	(250)	(344)
Shares issued for employee benefit plan	566	741	633
Stock-based compensation	4,966	4,312	4,243
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	13,192	(4,278)	(1,502)
Inventories	(5,102)	(1,053)	(12,817)
Prepaid expenses and other assets	950	552	(1,888)
Accounts payable and accrued expenses	784	(2,201)	15,668
Accrued income and other taxes	(4,322)	702	662

Net cash provided by operating activities	37,649	23,987	30,152

Cash used for investing activities:
Acquisition of Enson Assets Limited, net of cash acquired	(74,133)	—	—
Term deposit	49,246	(49,246)	—
Acquisition of property, plant, and equipment	(8,440)	(6,171)	(5,945)
Acquisition of intangible assets	(1,378)	(1,172)	(1,475)
Acquisition of assets from Zilog, Inc.	—	(9,502)	—

Net cash used for investing activities	(34,705)	(66,091)	(7,420)

Cash provided by (used for) financing activities:
Issuance of debt	41,000	—	—
Payment of debt	(9,834)	—	—
Proceeds from stock options exercised	1,964	3,275	1,158
Treasury stock purchased	(10,145)	(7,747)	(26,689)
Excess tax benefit from stock-based compensation	290	250	344

Net cash provided by (used for) financing activities	23,275	(4,222)	(25,187)
Effect of exchange rate changes on cash	(986)	104	(8,917)

Net increase (decrease) in cash and cash equivalents	25,233	(46,222)	(11,372)
Cash and cash equivalents at beginning of year	29,016	75,238	86,610

Cash and cash equivalents at end of year	$54,249	$29,016	$75,238

Supplemental Cash Flow Information — Income taxes paid were $11.7 million, $8.1 million and $8.2 million in 2010, 2009, and 2008, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 1 — Description of Business
Universal Electronics Inc., based in Southern California, develops and manufactures a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home entertainment environment. In addition, over the past 23 years we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.
Our primary markets include cable and satellite television service provider, original equipment manufacturer (“OEMs”), retail, custom installer, private label, and personal computing companies. We sell directly to our customers, and for retail and custom installers we also sell through distributors in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico, and selected countries in Asia and Latin America under the One For All® and Nevo® brand names.
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
Reclassification
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and compensation expense. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
Revenue Recognition and Sales Allowances
We recognize revenue on the sale of products when title of the goods has transferred, there is persuasive evidence of an arrangement (such as when a purchase order is received from the customer), the sales price is fixed or determinable and collectability is reasonably assured.
The provision recorded for estimated sales returns is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
other known factors. We have no obligations after delivery of our products other than the associated warranties (see Note 13 for further information concerning our warranty obligations).
We offer discounts and rebates that are recorded based on historical experience and our expectation regarding future sales by a customer. Changes in such accruals may be required if future rebates and incentives differ from our estimates. Rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales if we provide products or services for payment.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Sales allowances are recognized as reductions of gross accounts receivable to arrive at accounts receivable, net if they are distributed in customer account credits (see below and Note 4 for further information concerning our sales allowances).
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
We generate service revenue, which is paid monthly, as a result of providing consumer support programs to some of our customers through our call centers. These service revenues are recognized when services are performed, persuasive evidence of an arrangement exists (such as when a signed agreement is received from the customer), the sales price is fixed or determinable, and collectability is reasonably assured.
We also license our intellectual property including our patented technologies, trade secrets, trademarks, and database of infrared codes. When our license fees are paid on a per unit basis we record license revenue when our customers ship a product incorporating our intellectual property, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. When license fees are paid in an up-front, non-refundable, payment for a specified period of time we recognize revenue on a straight-line basis over the effective term of the license because we cannot reliably predict in which periods, within the term of the license, the licensee will benefit from the use of our patented inventions.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
we determine that it is more likely than not that the deferred tax assets will not be realized. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.
On January 1, 2007, we adopted an accounting standard which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. See Note 9 for further information concerning income taxes.
Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.7 million, $1.3 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $7.5 million, $7.9 million and $8.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense, net of estimated forfeitures, in proportion to vesting during the requisite service period, which is generally one to four years.
We determine the fair value of the restricted stock awards utilizing the average of the high and low trade prices of our Company’s shares on the date they were granted.
We have evaluated the available option pricing models and the assumptions we may utilize to estimate the grant date fair value of stock options granted to employees and directors. We have elected to utilize the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the following:
•	weighted average fair value of grant;

•	risk-free interest rate;

•	expected volatility; and

•	expected life in years.
Our risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. As part of our assessment of possible expected volatility assumptions, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we calculate the expected volatility of our common stock utilizing its historical volatility over a period of time equal to the expected term of the stock option. To determine our expected life assumption, we examined the historical pattern of stock option exercises in an effort to

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
determine if there were any discernable patterns based on employee classification. From this analysis, we identified two classifications: (1) Executives and Board of Directors and (2) Non-Executives. Our estimate of expected life is computed utilizing historical exercise patterns and post-vesting behavior within each of the two identified classifications. See Notes 14 and 16 for further information regarding stock-based compensation.
Foreign Currency Translation and Foreign Currency Transactions
We use the U.S. dollar as our functional currency for financial reporting purposes. The functional currency for most of our foreign subsidiaries is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive income in stockholders’ equity, and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect at the balance sheet date. Our intercompany foreign investments and long-term debt that are not intended for settlement are translated using historical exchange rates.
We recorded a foreign currency translation loss of $2.0 million, a gain of $0.7 million and a loss of $10.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The foreign currency translation loss of $2.0 million for the year ended December 31, 2010 was driven by the strengthening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.34 and 1.43 at December 31, 2010 and 2009, respectively.
The foreign currency translation gain of $0.7 million for the year ended December 31, 2009 was driven by the weakening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.43 and 1.39 at December 31, 2009 and 2008, respectively.
The foreign currency translation loss of $10.5 million for the year ended December 31, 2008 was driven by the strengthening of the U.S. dollar versus the Euro. The U.S. dollar/Euro spot rate was 1.39 and 1.46 at December 31, 2008 and 2007, respectively. The foreign currency translation loss during 2008 was compounded by our transfer of €47.0 million ($60.2 million) into Hong Kong dollars (which are indexed to the U.S. dollar) in November 2008. The U.S. dollar/Euro spot rate at the time of transfer was 1.28. This composed approximately $7.2 million of the foreign currency translation loss for 2008.
Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other income (expense), net (see Note 17 for further information concerning transaction gains and losses).
Financial Instruments
Our financial instruments consist primarily of investments in cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued liabilities. The carrying value of our financial instruments approximate fair value as a result of their short maturities (see Notes 3, 4, 5, 8, 10, and 11 for further information concerning our financial instruments).
Cash, Cash Equivalents, and Term Deposit
Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of 3 months or less. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposits with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions (see Note 3 for further information concerning cash, cash equivalents, and term deposit).
Inventories
Inventories consist of remote controls, audio-video accessories as well as the related component parts and raw materials. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis (see Note 5 for further information concerning our inventories and suppliers).
Product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventories to identify any excess or obsolete items on hand. We write-down our inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of the inventories and its estimated net realizable value. These estimates are based upon management’s judgment about future demand and market conditions. Actual results may differ from management’s judgments and additional write-downs may be required. Our total excess and obsolete inventory reserve on December 31, 2010 and 2009 was $2.1 million and $1.8 million, respectively, or 3.2% and 4.1% of our total inventory balance.
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost less estimated residual value (if applicable). The cost of property, plant, and equipment includes the purchase price of the asset and all expenditures necessary to prepare the asset for its intended use. We capitalize additions and improvements and expense maintenance and repairs as incurred. To qualify for capitalization an asset must have a useful life greater than one year and a cost greater than $1,000 for individual assets or $5,000 for assets purchased in bulk.
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
Estimated useful lives consist of the following:

Buildings	25 Years
Tooling and equipment	2-7 Years
Computer equipment	3-7 Years
Software	3-5 Years
Furniture and fixtures	5-7 Years
Leasehold improvements	Lesser of lease term or useful life (approximately 2 to 6 years)
See Note 6 for further information concerning our property, plant, and equipment.
Goodwill
We record the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. We evaluate the carrying value of goodwill on December 31 of each year and between annual evaluations

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.
When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. We have a single reporting unit.
To evaluate whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting unit based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to EBITDA for comparable companies. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.
To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
We conducted annual goodwill impairment reviews on December 31, 2010, 2009 and 2008. Based on the analysis performed, we determined that the fair values of our reporting unit exceeded its carrying amount, including goodwill, and therefore it was not impaired. See Notes 7 and 21 for further information concerning goodwill.
Long-Lived and Intangible Assets Impairment
Intangible assets consist principally of distribution rights, patents, trademarks, trade names, developed and core technologies, capitalized software development costs (see also Note 2 under the caption Capitalized Software Development Costs) and customer relationships. Capitalized amounts related to patents represent external legal costs for the application and maintenance of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to fifteen years.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
See Notes 6 and 15 for further information concerning long-lived assets. See Notes 7 and 21 for further information concerning intangible assets.
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
Derivatives
Our foreign currency exposures are primarily concentrated in the Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes.
The derivatives we enter into have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. See Note 19 for further information concerning derivatives.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
New Accounting Pronouncements
During January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6 to improve the disclosure and transparency of fair value measurements. These amendments clarify the level of disaggregation required, and the necessary disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments in the update are effective prospectively for interim and annual periods beginning on or after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We have not yet adopted the portion of this ASU that is effective beginning on or after December 15, 2010, and we do not expect its adoption will have a material effect on our consolidated results of operations and financial condition.
During October 2009, the FASB issued ASU No. 2009-14 to address accounting for arrangements that contain tangible products and software. The amendments in this update clarify what guidance should be utilized in allocating and measuring revenue for products that contain software that is “more than incidental” to the product as a whole. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of software accounting guidance. Software accounting guidance requires a vendor to use vendor-specific objective evidence (“VSOE”) of selling price to separate the software from the product and account for the two elements as a multiple-element arrangement. A vendor must sell, or intend to sell, a particular element separately to assert VSOE for that element. Third-party evidence for selling price is not allowed under the software accounting model. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered elements is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. This ASU addresses concerns that the current accounting model may not appropriately reflect the economics of the underlying transactions because no revenue is recognized for some products for which the vendor has already completed the related performance. In addition, this ASU addresses the concern that more software enabled products fall within the scope of the current software accounting model than was originally intended because of ongoing technical advancements. The amendments in the update are effective

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, however, if early adoption is elected, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption and make specific disclosures. We have not yet adopted this ASU, and we do not expect its adoption will have a material effect on our consolidated results of operations and financial condition.
During October 2009, the FASB issued ASU No. 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined accounting unit. Current accounting guidance requires a vendor to use VSOE or third-party evidence (“TPE”) of selling price to separate deliverables in a multiple-deliverable arrangement. VSOE of selling price is the price charged for a deliverable when it is sold separately or, for a deliverable not yet being sold separately, the price established by management with the appropriate authority. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. An exception to this guidance exists if the vendor has VSOE or TPE of selling price for the undelivered elements in the arrangement but not for the delivered elements. In those situations, the vendor uses the residual value method to allocate revenue to the delivered element, which results in the allocation of the entire discount in the arrangement, if any, to the delivered element. This ASU addresses concerns that the current accounting model may not appropriately reflect the economics of the underlying transactions because sometimes no revenue is recognized for products for which the vendor has already completed the related performance. As a result of this amendment, multiple element arrangements will be separated in more circumstances than under the existing accounting model. This amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price utilized for each deliverable will be based on VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE or TPE evidence is available. The residual method is eliminated. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, however, if early adoption is elected, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption and make specific disclosures. We have not yet adopted this ASU, and we do not expect its adoption will have a material effect on our consolidated results of operations and financial condition.
During December 2010, the FASB issued ASU No. 2010-29 to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASC 805- 10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred during the current annual reporting period. The disclosures include combined pro forma revenue and earnings as though the acquisition date for all business combinations during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
2010. Early adoption is permitted. We have not yet adopted this ASU, and we do not expect its adoption will have a material effect on our consolidated results of operations and financial condition.
Recently Adopted Accounting Pronouncements
During December 2007, the FASB issued guidance that established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this guidance will affect the classification of acquisition costs. These costs will now be expensed, versus being added to the consideration transferred for an acquisition. The result is a reduction in the consideration amount allocated to specific assets and liabilities received in an acquisition. This guidance was effective for us January 1, 2009. As a result of adopting this guidance, we recognized $1.1 million of acquisition costs during the year ended December 31, 2009 related to our purchase of assets from Zilog. The acquisition costs recognized during 2009 included $0.1 million of acquisition costs that were deferred at December 31, 2008. In addition, during 2010 we recognized $0.7 million of acquisition costs during the year ended December 31, 2010 related to our purchase of Enson Assets Limited.
Note 3 — Cash, Cash Equivalents, and Term Deposit
The following table sets forth our cash, cash equivalents, and term deposit that were accounted for at fair value on a recurring basis on December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$54,249	$—	$—	$54,249	$29,016	$—	$—	$29,016
Term deposit	—	—	—	—	49,246	—	—	49,246

	$54,249	$—	$—	$54,249	$78,262	$—	$—	$78,262

On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and Brazil, respectively.
In addition, on December 31, 2009, we had a six-month term deposit cash account at Wells Fargo Bank denominated in Hong Kong dollars. The term began on July 21, 2009 and ended on January 21, 2010. The term deposit earned interest at an annual rate of 0.57%. The deposit principal and interest receivable related to this account on December 31, 2009 was $49.2 million and $0.1 million, respectively.
See Note 2 under the caption Cash, Cash Equivalents, and Term Deposit for further information regarding our accounting principles.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 4 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net consisted of the following on December 31, 2010 and 2009:

(in thousands)	2010	2009
Trade receivables, gross	$88,485	$68,458
Allowance for doubtful accounts	(878)	(2,423)
Allowance for sales returns	(1,366)	(1,999)

Net trade receivables	86,241	64,036
Other	63	356

Accounts receivable, net	$86,304	$64,392

Allowance for Doubtful Accounts
The following changes occurred in the allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008:

	Balance at	Additions		Balance at
(in thousands)	Beginning of	to Costs and	(Write-offs)/	End of
Description	Period	Expenses	FX Effects	Period
Year Ended December 31, 2010	$2,423	$931	$(2,476)	$878
Year Ended December 31, 2009	$2,439	$435	$(451)	$2,423
Year Ended December 31, 2008	$2,330	$465	$(356)	$2,439
Sales Returns
The allowance for sales returns balance at December 31, 2010 and 2009 contained reserves for items returned prior to year-end, but that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.9 million and $1.4 million on December 31, 2010 and 2009, respectively. The value of these returned goods was included in our inventory balance at December 31, 2010 and 2009.
Significant Customers
During the years ended December 31, 2010, 2009 and 2008, we had net sales to two significant customers, that when combined with their subcontractors, each totaled to more than 10% of our consolidated net sales as follows:

	Year Ended December 31,
	2010		2009		2008
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	$45,367	13.7%	$66,849	21.1%	$55,316	19.3%
Customer B	$42,716	12.9%	$35,382	11.1%	$38,577	13.4%
Trade receivables with these customers were the following on December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
		% of Accounts		% of Accounts
	$ (thousands)	receivable, net	$ (thousands)	Receivable, net
Customer A	$9,481	11.0%	$7,006	10.9%
Customer B	$4,786	5.5%	$6,516	10.1%
We had a third customer that accounted for greater than 10% of accounts receivable, net on December 31, 2010, but did not account for greater than 10% of net sales for the year then ended. Trade receivables with this customer

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
amounted to $10,458 thousand, or 12.1%, of our accounts receivable, net on December 31, 2010. We had a fourth customer that accounted for greater than 10% of accounts receivable, net on December 31, 2009, but did not account for greater than 10% of net sales for the year then ended. Trade receivables with this customer amounted to $6,866 thousand, or 10.7%, of our accounts receivable, net on December 31, 2009.
The loss of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows. Please see Note 2 under the captions Revenue Recognition and Sales Allowances and Financial Instruments for further information regarding our accounting principles.
Note 5 — Inventories, Net and Significant Suppliers
Inventories, net consisted of the following at December 31, 2010 and 2009:

(in thousands)	2010	2009
Raw materials	$15,416	$2,192
Components	10,806	9,384
Work in process	2,885	—
Finished goods	38,430	31,121
Reserve for excess and obsolete inventory	(2,135)	(1,750)

Inventories, net	$65,402	$40,947

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory during the years ended December 30, 2010, 2009 and 2008 were composed of the following:

		Additions
	Balance at	Charged to			Balance at
(In thousands)	Beginning of	Costs and	Sell	Write-offs/FX	End of
Description	Period	Expenses(1)	Through(2)	Effects	Period
Reserve for excess and obsolete inventory:
Year Ended December 31, 2010	$1,750	$2,887	$(1,043)	$(1,459)	$2,135
Year Ended December 31, 2009	$1,535	$3,340	$(865)	$(2,260)	$1,750
Year Ended December 31, 2008	$1,826	$2,409	$(454)	$(2,246)	$1,535

(1)	The additions charged to costs and expenses does not include inventory directly written-off that was scrapped during production totaling $0.6 million, $0.8 million, and $0.9 million for the years ended December 31, 2010, 2009 and 2008. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)	This column represents the gross book value of inventory items sold during the period that had been previously written down to zero net book value. Sell through is the result of differences between our judgment concerning the salability of inventory items during the excess and obsolete inventory review process and our subsequent experience.
Please see Note 2 under the caption Inventories for further information regarding our accounting principles.
Significant Suppliers
We purchase integrated circuits, used principally in our wireless control products, from two main suppliers. The total purchased from one of these suppliers was greater than 10% of our total inventory purchases. In addition, our purchases from one component and finished good supplier amounted to greater than 10% of our total inventory purchases for the year ended December 31, 2010. Our purchases from three component and finished good suppliers each amounted to greater than 10% of our total inventory purchases for the years ended December 31, 2009 and 2008.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
During the years ended December 31, 2010, 2009 and 2008, the amounts purchased from these four suppliers were the following:

	Year Ended December 31,
	2010		2009		2008
		% of Total		% of Total		% of Total
	$ (thousands)	Inventory Purchases	$ (thousands)	Inventory Purchases	$ (thousands)	Inventory Purchases
Integrated circuit supplier A	$30,047	15.3%	$28,290	14.8%	$28,208	15.2%
Component and finished good supplier A	$36,966	18.9%	$44,590	23.3%	$50,566	27.3%
Component and finished good supplier B (1)	—	—	$46,004	24.1%	$38,088	20.6%
Component and finished good supplier C	—	—	$28,879	15.1%	$18,612	10.0%
The total accounts payable to each of these suppliers on December 31, 2010 and 2009 were the following:

	December 31, 2010		December 31, 2009
		% of Accounts		% of Accounts
	$ (thousands)	Payable	$ (thousands)	Payable
Integrated circuit supplier A	$3,731	6.7%	$3,613	9.1%
Component and finished good supplier A	$9,172	16.4%	$8,290	21.0%
Component and finished good supplier B (1)	—	—	$11,887	30.1%
Component and finished good supplier C	—	—	$6,760	17.1%

(1)	Component and finished good supplier B is Enson Assets Limited and its subsidiaries. See Note 21 for further information regarding our acquisition of Enson Assets Limited.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net consisted of the following at December 31, 2010 and 2009:

(in thousands)	2010	2009
Buildings	$41,679	$—
Tooling	21,287	12,816
Computer equipment	3,681	2,701
Software	6,489	3,066
Furniture and fixtures	3,486	1,651
Leasehold improvements	14,654	2,932
Machinery and equipment	35,348	1,482

	126,624	24,648
Accumulated depreciation	(54,868)	(17,868)

	71,756	6,780
Construction in progress	6,341	3,210

Total property, plant, and equipment, net	$78,097	$9,990

Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $5.9 million, $5.0 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The net book value of property, plant, and equipment located within the People’s Republic of China was $70.3 million and $3.6 million on December 31, 2010 and 2009, respectively.
On December 31, 2010, construction in progress included $2.2 million of building improvements, $0.8 million of tooling, $1.7 million of internal use software costs and $1.6 million of machinery and equipment. We expect that approximately 100% of the construction in progress costs will be placed in service during the first and second quarters of 2011. We will begin to depreciate those assets at that time. On December 31, 2009, construction in progress included $0.6 million of tooling, $2.2 million of internal use software costs, and $0.3 million of machinery and equipment.
Please see Note 2 under the captions Property, plant, and equipment and Long-Lived and Intangible Assets Impairment for further information regarding our accounting principles.
Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Under the accounting guidance, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” A reporting unit is either (1) an operating segment or (2) one level below an operating segment — referred to as a component. During the fourth quarter 2010, as a result of us flattening our management structure, we merged our international component with our domestic component. We no longer have segment management of the international component and the financial results of our international component are not separate. In addition, these components have similar economic characteristics. As a result of these changes, our domestic and international components have been merged into our single operating segment.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
The goodwill on December 31, 2010 and changes in the carrying amount of goodwill during the two years ended December 31, 2010 were the following:

(in thousands)
Balance at December 31, 2008	$10,757
Goodwill acquired during the period (1)	2,902
Goodwill adjustments (2)	65

Balance at December 31, 2009	$13,724
Goodwill acquired during the period (3)	16,839
Goodwill adjustments (2)	(184)

Balance at December 31, 2010	$30,379

(1)	During the first quarter of 2009, we recognized $2.9 million of goodwill related to the Zilog acquisition. Please refer to Note 21 for further information about this acquisition.

(2)	The adjustment included in international goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

(3)	During the fourth quarter of 2010, we recognized $16.8 million of goodwill related to the Enson Assets Limited acquisition. Please refer to Note 21 for further information about this acquisition.
We conducted annual goodwill impairment reviews on December 31, 2010, 2009 and 2008 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.
Please see Note 2 under the captions Goodwill and Fair-Value Measurements for further information regarding our accounting principles and the valuation methodology utilized.
Intangible Assets, Net
The components of intangible assets, net at December 31, 2010 and December 31, 2009 are listed below:

	2010			2009
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$384	$(51)	$333	$411	$(54)	$357
Patents (10 years)	8,612	(4,589)	4,023	7,810	(3,925)	3,885
Trademark and trade names (10 years) (2)	2,836	(565)	2,271	840	(441)	399
Developed and core technology (5 -15 years)(3)	3,500	(438)	3,062	3,500	(204)	3,296
Capitalized software development costs (1-2 years)	1,896	(1,165)	731	1,420	(704)	716
Customer relationships (10-15 years)(4)	26,349	(775)	25,574	3,100	(181)	2,919

Total carrying amount	$43,577	$(7,583)	$35,994	$17,081	$(5,509)	$11,572

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.6 million and $7.6 million on December 31, 2010 and 2009, respectively.

(2)	As part of our acquisition of Enson Assets Limited during the fourth quarter of 2010, we purchased trademark and trade names valued at $2.0 million, which are being amortized ratably over ten years. Refer to Note 21 for further information regarding our purchase of trademark and trade names.

(3)	During the first quarter of 2009, we purchased core technology from Zilog Inc. valued at $3.5 million, which is being amortized ratably over fifteen years. Refer to Note 21 for further information about this acquisition.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(4)	During the first quarter of 2009, we purchased customer relationships from Zilog valued at $3.1 million, which are being amortized ratably over fifteen years. During the fourth quarter of 2010 as part of the Enson Assets Limited acquisition we purchased customer relationships valued at $23.3 million, which are being amortized ratably over ten years. Refer to Note 21 for further information regarding our purchase of these customer relationships.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption during the years ended December 31, 2010, 2009 and 2008 is the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cost of sales	$492	$450	$329
Selling, general and administrative	1,686	1,397	1,192

Total amortization expense	$2,178	$1,847	$1,521

Estimated future amortization expense related to our intangible assets at December 31, 2010, is the following:

(in thousands)
2011	$4,309
2012	4,108
2013	3,843
2014	3,822
2015	3,759
Thereafter	16,153

$35,994

The remaining weighted average amortization period of our intangible assets is 9.6 years.
Intangibles Measured at Fair Value on a Nonrecurring Basis
We recorded impairment charges related to our intangible assets of $0.02 million, $0.01 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the year ended December 31, 2010 were the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(In thousands)		Assets	Observable Inputs	Unobservable Inputs	Total
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents, trademarks and trade names	$6,294	—	—	$6,294	$(21)
Thirteen patents and eight trademarks with an aggregate carrying amount of $21 thousand were disposed of, resulting in impairment charges of $21 thousand during 2010. We disposed of patents and trademarks with a carrying amount of $13 thousand in 2009. We disposed of patents with a carrying amount of $27 thousand, capitalized software development costs with a carrying value of $46 thousand, and other intangibles with a carrying amount of $55 thousand in 2008. These assets no longer held any probable future economic benefits and were written-off.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
See Note 2 under the captions Long-Lived and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements for further information regarding our accounting principles and the valuation methodology utilized.
Note 8 — Notes Payable
Notes payable on December 31, 2010 and 2009 were comprised of the following:

	Amount Outstanding
(In thousands)	2010	2009
U.S. Bank Term Loan Facility(1)	$35,000	$—

(1)	Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On December 31, 2010, the 1-month LIBOR plus the fixed margin was approximately 1.8% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, the Company must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.
Our total interest expense on borrowings was $0.1 million and $0 during the years ended December 31, 2010 and 2009, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Information about our credit facilities at December 31, 2010 is the following:

						Total Available	Amount	Funds
Creditor	Maturity	Currency	Type	Security	Interest Rate	(USD)(1)	Outstanding	Available
U.S. Bank	November 1, 2011	USD	Secured 1-year Term Loan	Sixty-five percent of Enson Assets Limited (3)	We may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select for each principle payment.	$35,000	$35,000	$—
U.S. Bank	November 1, 2012	USD	Secured Revolving Credit Line	Sixty-five percent of Enson Assets Limited(3)	We may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select.	$20,000	$—	$20,000
Standard Chartered Bank	NA(2)	HKD or USD	Secured Revolving Credit Line	Negative pledge on the fixed assets of our Yang Zhou factory	For Hong Kong dollars we pay interest based on HIBOR plus a fixed margin of 2.25%, and for U.S. dollars we pay interest based in LIBOR plus a fixed margin of 2.25%. The applicable HIBOR or LIBOR (1, 3, 6, or 12-month) corresponds with the loan period we select.	$6,433	$—	$6,433
Standard Chartered Bank	NA(2)	HKD	Secured Overdraft Credit Line	Negative pledge on the fixed assets of our Yang Zhou factory	Greater of the bank’s prime rate or HIBOR plus 1.0%. If HIBOR plus 1.0% is greater than the bank’s prime rate, interest is calculated based on the HIBOR plus a fixed margin of 2.75%. The applicable HIBOR (1, 3, 6, or 12-month) corresponds with the loan period we select.	$901	$—	$901
BNP Paribas Bank	NA(2)	HKD or USD	Unsecured Revolving Credit Line	NA	Under this revolving credit line we pay interest based on the bank’s cost of funds plus a fixed margin of 1.5%.	$3,602	$—	$3,602
BNP Paribas Bank	NA(2)	HKD	Unsecured Overdraft Credit Line	NA	The rate at which we accrue interest is based on the greater of the bank’s prime rate or cost of funds.	$257	$—	$257
BNP Paribas Bank	NA(2)	HKD	Unsecured Revolving Credit Line	NA	We pay interest based on the bank’s COF plus a fixed margin of 1.65%	$2,573	$—	$2,573

(1)	Amounts available for borrowing are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income.

(2)	These credit facilities do not have a maturity date, but are reviewed by each respective bank on at least an annual basis. During these annual reviews, each bank may make changes to the amount available for borrowing as they deem appropriate.

(3)	The U.S. Bank 1-year term loan and revolving credit line are secured by $82.9 million of Enson Asset Limited’s net assets.
U.S. Bank Credit Facility
On November 1, 2010, we amended and restated our existing credit agreement with U.S. Bank. The amendments added a new $35.0 million secured term loan facility (“Term Loan”) for the purpose of financing a portion of our acquisition of Enson Assets Limited. In addition, our existing $15.0 million unsecured revolving credit line with U.S. Bank (“Credit Facility”) became a secured facility, the amount available for borrowing was increased to $20.0 million, and the expiration date was extended from October 31, 2011 to November 1, 2012.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Secured 1-year Term Loan
The Company’s new term loan may only be utilized to finance the acquisition of Enson and to pay related transaction costs, fees, and expenses. The minimum principal payments for the term loan are $2.2 million each quarter. The first principal and interest payment was made on January 5, 2011. The remaining principal and interest payments are due on April 5, July 5, and October 5 of 2011. In addition, a final payment equal to the unpaid principal balance plus accrued interest is due on the term loan maturity date. The term loan maturity date is November 1, 2011. Amounts paid or prepaid on the term loan may not be re-borrowed.
Secured Revolving Credit Line
Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At December 31, 2010, the 12-month LIBOR plus the fixed margin was 2.6% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
Our debt covenants require that the percentage of our funded debt to EBITDA remain below 100%. On December 31, 2010, we were in breach of this covenant. This breach resulted from the timing of the Enson Assets Limited acquisition. On December 31, 2010, we carried a note payable of $35.0 million utilized to partially fund the acquisition; however our results of operations for the twelve months ended December 31, 2010, included less than two months of Enson Assets Limited EBITDA resulting in the breach. The acceleration of our $35.0 million obligation has been waived by U.S. Bank for the calculation performed on December 31, 2010. We do not anticipate that we will remain in breach of this covenant since going forward we will be able to include the full period of Enson Asset Limited’s EBITDA within the calculation. We were not in breach of any other debt covenants on December 31, 2010.
Other Credit Facilities
The credit facilities other than the U.S. Bank facilities were obtained as a result of the Enson Assets Limited acquisition.
Note 9 — Income Taxes
During 2010, 2009 and 2008, pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Domestic operations	$10,878	$17,060	$16,650
Foreign operations	10,980	5,117	7,439

Total	$21,858	$22,177	$24,089

The provision for income taxes charged to operations for the twelve months ended December 31, 2008, 2009, and 2010 were the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Current tax expense:
U.S. federal	$3,814	$7,003	$5,407
State and local	391	631	1,230
Foreign	3,483	904	2,205

Total current	7,688	8,538	8,842

Deferred tax (benefit) expense:
U.S. federal	(40)	(918)	206
State and local	(294)	(376)	(627)
Foreign	(577)	258	(138)

Total deferred	(911)	(1,036)	(559)

Total provision for income taxes	$6,777	$7,502	$8,283

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Net deferred tax assets were comprised of the following on December 31, 2010 and 2009:

(in thousands)	2010	2009
Deferred tax assets:
Inventory reserves	$605	$272
Allowance for doubtful accounts	302	154
Capitalized research costs	155	105
Capitalized inventory costs	661	768
Net operating losses	1,764	2,046
Amortization of intangibles	—	572
Accrued liabilities	3,817	1,155
Income tax credits	2,058	1,763
Depreciation	—	991
Stock-based compensation	3,210	2,769
Other	381	450

Total deferred tax assets	12,953	11,045

Deferred tax liability:
Depreciation	(5,273)	—
Amortization of intangible assets	(3,565)	—
Acquired intangible assets	(121)	(154)
Other	(1,219)	(495)

Total deferred tax liabilities	(10,178)	(649)

Net deferred tax assets before valuation allowance	2,775	10,396
Less: Valuation allowance	(139)	(179)

Net deferred tax assets	$2,636	$10,217

At December 31, 2010 and 2009, $0.1 million and $0.5 million, respectively, of current deferred tax liabilities were recorded within other accrued expenses (see Note 11). The deferred tax valuation allowance was $0.1 million and $0.2 million on December 31, 2010 and 2009, respectively.
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Tax provision at statutory U.S. rate	$7,650	$7,764	$8,431
Increase (decrease) in tax provision resulting from:
State and local taxes, net	63	166	392
Foreign tax rate differential	(484)	(36)	(154)
Nondeductible items	231	682	251
Federal research and development credits	(723)	(272)	(424)
Settlements	(110)	(449)	—
Other	150	(353)	(213)

Tax provision	$6,777	$7,502	$8,283

At December 31, 2010, we had state Research and Experimentation (“R&E”) income tax credit carry forwards of approximately $1.9 million. The state R&E income tax credits do not have an expiration date.
At December 31, 2010, we had federal, state and foreign net operating losses of approximately $4.1 million, $5.0 million and $0.2 million, respectively. All of the federal and state net operating loss carry forwards were acquired as part of the acquisition of SimpleDevices. The federal and state net operating loss carry forwards begin to expire during 2020 and 2016, respectively. Approximately $0.2 million of the foreign net operating losses will begin to expire in 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carry forwards that may be utilized if certain changes to a company’s ownership occur. Our acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carry forwards of SimpleDevices are limited but considered realizable in future periods. The annual federal limitation is approximately $0.6 million for 2010 and thereafter. California has suspended utilization of net operating losses for 2010 and 2011.
At December 31, 2010, we believed it was more likely than not that certain deferred tax assets related to the impairment of our investment in a private company (a capital asset) would not be realized due to uncertainties as to the timing and amounts of future capital gains. Accordingly, a valuation allowance of approximately $0.1 million was recorded as of December 31, 2010 and 2009. Additionally, we recorded $20 thousand and $0.1 million of various state and foreign valuation allowances at December 31, 2010 and 2009.
During the years ended December 31, 2010, 2009 and 2008 we recognized a credit to paid-in capital and a reduction to income taxes payable of $0.2 million, $0.4 million and $0.4 million, respectively, related to the tax benefit from the exercises of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans.
During 2010, we settled an audit in France by the French Tax Authorities for fiscal years 2005 and 2006 which resulted in the reversal of $0.1 million of previously recorded uncertain tax positions being credited into income. During 2009, we settled an audit in the Netherlands by the Dutch Tax Authorities for the fiscal years 2002 through 2006, which resulted in the reversal of $0.4 million of previously recorded uncertain tax positions being credited into income.
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
Uncertain Tax Positions
At December 31, 2010 and 2009, we had unrecognized tax benefits of approximately $5.6 million and $2.8 million, including interest and penalties, respectively. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.2 million, $0.2 million and $1.2 million at December 31, 2010, 2009 and 2008, respectively. Interest and penalties are included in the unrecognized tax benefits.
Our gross unrecognized tax benefits at December 31, 2010, 2009 and 2008, and the changes during those years then ended, are the following:

(in thousands)	2010	2009	2008
Beginning balance	$2,580	$7,504	$7,817
Additions as a result of tax provisions taken during the current year	159	324	404
Subtractions as a result of tax provisions taken during the prior year	(123)	(82)	—
Foreign currency translation	174	146	(410)
Lapse in statute of limitations	(317)	(80)	(307)
Settlements	(99)	(5,232)	—
Acquisition	3,037	—	—

Ending balance	$5,411	$2,580	$7,504

Approximately $5.1 million and $2.3 million of the total amount of gross unrecognized tax benefits at December 31, 2010 and 2009, respectively, would affect the annual effective tax rate, if recognized. The increase of $2.8 million in

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
unrecognized tax benefits at December 31, 2010 is due to liabilities recorded by Enson Assets Limited. Furthermore, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.3 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions.
We file income tax returns in the U.S. federal jurisdictions and in various state and foreign jurisdictions. At December 31, 2010 the open statutes of limitations for our significant tax jurisdictions are the following: federal and state are 2006 through 2010 and non-U.S. are 2002 through 2010. At December 31, 2010, our gross unrecognized tax benefits of $5.6 million are classified as long term because we do not anticipate payment of cash related to those unrecognized tax benefits within one year.
Please see Note 2 under the caption Income Taxes for further information regarding our accounting principles.
Note 10 — Accrued Compensation
The components of accrued compensation on December 31, 2010 and 2009 are listed below:

(in thousands)	2010	2009
Accrued social insurance(1)	$20,360	$—
Other accrued compensation	10,274	4,619

Total accrued compensation	$30,634	$4,619

(1)	Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the People’s Republic of China (“PRC”). This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2010.
Note 11 — Other Accrued Expenses
The components of other accrued expenses on December 31, 2010 and 2009 are listed below:

(in thousands)	2010	2009
Accrued freight	$1,350	$1,525
Accrued professional fees	1,158	1,512
Accrued advertising and marketing	467	589
Deferred income taxes	57	483
Interest	99	—
Accrued third-party commissions	252	301
Accrued sales taxes and VAT	678	845
Tooling	1,567	51
Utilities	340	—
Amount due to Enson Asset Limited shareholders	5,000	—
Sales tax refundable to customers	—	454
Legal settlement	—	575
Other	2,189	2,204

Total other accrued expenses	$13,157	$8,539

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 12 — Leases
We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.
Rent expense for our operating leases was $2.5 million, $2.5 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The following table summarizes future minimum non-cancelable operating lease payments with initial terms greater than one year at December 31, 2010:

(in thousands)	Amount
Year ending December 31:
2011	$1,883
2012	1,038
2013	528
2014	60
Thereafter	—

Total operating lease commitments	$3,509

Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 12 to 73 months. The related short term liability is recorded in other accrued expenses (see Note 11) and the related long term liability is recorded in other long term liabilities. The total liability related to rent escalations was $0.03 million at both December 31, 2010 and 2009.
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
Rental Costs During Construction
Rental costs associated with building and ground operating leases incurred during a construction period are expensed.
Prepaid Leases
Private ownership of land in the People’s Republic of China (“PRC”) is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. Land use rights are allocated for free, granted or transferred for consideration by the PRC State Land Administration Bureau or its authorized branches. Our subsidiary Enson Assets Limited, which we acquired on November 4, 2010, operates two factories within the PRC on which the land is leased from the government. These land leases were prepaid to the PRC government at the time Enson occupied the land. We have obtained land-use right certificates for the land pertaining to the two factories. In addition, Enson has obtained government approval to develop a parcel of land, for which we are in the process of obtaining a land-use right certificate. We have also prepaid the lease for this parcel of land.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
The first factory is located in the Guang Dong Province, PRC within the city of Guang Zhou. The unamortized value of this prepaid lease is $1.7 million on December 31, 2010, and will be amortized on a straight-line basis over the remaining term of approximately 34 years. The buildings located on this land have a net book value of $16.6 million on December 31, 2010 and are being amortized over an estimated remaining life of approximately 21 years.
The second factory is located in Jiang Su Province, PRC within the city of Yang Zhou. The remaining net book value of this prepaid lease is $3.0 million on December 31, 2010, and will be amortized on a straight-line basis over the remaining term of approximately 47 years. The buildings located on this land have a net book value of $18.5 million on December 31, 2010 and are being amortized over an estimated remaining life of 21 years. In addition, the facility under construction located on this land has a net book value of $2.2 million on December 31, 2010 and will be amortized over an estimated remaining life of 25 years upon completion. We estimate this construction-in-process will be placed into service during the first quarter of 2011.
Note 13 — Commitments and Contingencies
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
Product Warranties
Changes in the liability for product warranty claim costs are presented below:

		Accruals for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
(in thousands)	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period(1)	the Period	Period
Year Ended December 31, 2010	$82	$4	$(15)	$71
Year Ended December 31, 2009	$90	$(4)	$(4)	$82
Year Ended December 31, 2008	$178	$(31)	$(57)	$90
Litigation
On December 22, 2010, Patent Group LLC as “Relator” filed in the U.S. District Court for the Eastern District of Texas a Qui Tam complaint against us and others under Section 292, Title 35 of the United Stated Code, seeking recovery for penalties payable to the United States claiming that we intentionally falsely marked certain of our remote control products with expired or non-applicable patents. We have not yet answered this complaint, however we intend to do so denying all of Patent Group’s material allegations. In addition, the parties are engaged in preliminary settlement discussions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
There are no other material pending legal proceedings, other than immaterial matters that are incidental to the ordinary course of our business, to which we or any of our subsidiaries is a party or of which our respective property is the subject. We do not believe that any of the claims made against us in any of the pending matters have merit and we intend to vigorously defend ourselves against them.
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
In light of the ELTIP results, during the first quarter of 2009 our Compensation Committee awarded a discretionary cash bonus of $1.0 million, to be paid out quarterly during 2009 and 2010. The Compensation Committee made this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believes this bonus is in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. Each participant’s earned award vested in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. Approximately $0.5 million and $0.3 million was paid and expensed, respectively, during each of the years ended December 31, 2010 and 2009. At December 31, 2010 and 2009, $0 and $0.3 million, respectively, have been included in accrued compensation for this discretionary bonus.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. At December 31, 2010, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2010 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2010, approximately 20 percent of our India subsidiary employees had qualified for eligibility. Generally, an employee must be employed by our India subsidiary for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to fifteen days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2010 and 2009 for the India Plan is not material. During the years ended December 31, 2010 and 2009, the net periodic benefit costs were also not material.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 14 — Treasury Stock
During the years ended December 31, 2010, 2009 and 2008, we repurchased 505,692, 404,643 and 1,118,318 shares of our common stock at a cost of $10.1 million, $7.7 million and $26.7 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the years ended December 31, 2010, 2009 and 2008, we issued 29,583, 25,000 and 23,438 shares from treasury, respectively, to outside directors for services performed (see Note 16).
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2010, we have repurchased 473,126 shares of our common stock under this authorization, leaving 526,874 shares available for repurchase.
Stock Awards to Outside Directors
We issue restricted stock awards to our outside directors as compensation for services performed. We grant each of our outside directors 5,000 shares of our common stock annually each July 1st. When an additional outside director is appointed to our Board of Directors, they receive a prorated number of shares based on the number of months they will serve during the initial year. Compensation expense related to restricted stock awards is based on the grant date fair value the shares awarded. The fair value of these shares is amortized on a straight-line basis over the requisite service period of one year (see Note 2 under the caption Stock-Based Compensation and Note 16). The shares are issued from treasury stock using a first-in-first-out cost basis, which amounted to $0.4 million and $0.4 million in 2010 and 2009, respectively.
Note 15 — Business Segment and Foreign Operations
Reportable Segment
An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. We operate in a single operating and reportable segment.
Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be a single reporting segment.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Foreign Operations
Our net sales to external customers by geographic area for the years ended December 31, 2010, 2009 and 2008 were the following:

(in thousands)	2010	2009	2008
Net sales:
United States	$119,284	$142,876	$114,429
International:
Peoples Republic of China	34,222	27,791	34,482
United Kingdom	41,575	21,756	21,239
Argentina	4,791	1,544	3,299
Australia	1,451	1,558	4,190
Brazil	1,791	1,904	1,497
Canada	13,419	11,586	11,064
France	3,768	3,603	5,359
Germany	7,996	6,752	7,771
Israel	3,161	1,941	2,633
Italy	2,474	3,471	2,608
Japan	10,724	3,162	3,252
Korea	6,325	6,771	3,824
Malaysia	1,806	1,439	2,713
Netherlands	2,094	755	975
Portugal	4,641	4,167	1,780
Singapore	16,419	8,505	9,433
Spain	4,480	3,929	7,523
South Africa	5,900	6,495	5,827
Taiwan	12,426	18,315	19,346
Thailand	10,582	7,939	4,235
All other	22,451	31,291	19,621

Total international	212,496	174,674	172,671

Total net sales	$331,780	$317,550	$287,100

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Long-lived asset information on December 31, 2010, 2009 and 2008 were the following:

	2010	2009	2008
Long-lived tangible assets:
United States	$4,654	$4,899	$4,251
Peoples Republic of China	75,053	3,677	3,150
All other countries	3,854	2,558	1,894

Total	$83,561	$11,134	$9,295

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 16 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the years ended December 31, 2010, 2009 and 2008 is the following:

(in thousands)	2010	2009	2008
Cost of sales	$55	$33	$17
Research and development	452	434	356
Selling, general and administrative	4,459	3,845	3,870

Total stock-based compensation expense	$4,966	$4,312	$4,243

Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Selling, general and administrative expense includes stock-based compensation related to restricted stock awards granted to outside directors of $0.6 million, $0.5 million, $0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.
The income tax benefit from the recognition of stock-based compensation was $1.7 million, $1.5 million, and $1.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Stock Options
During the year ended December 31, 2010 the Compensation Committee and Board of Directors granted 119,900 stock options to our employees with an aggregate grant date fair value of $1.3 million under various stock incentive plans. The stock options granted to employees during 2010 consisted of the following:
(in thousands, except share amounts)

	Number of	Grant
	Shares	Date
Stock Option	Underlying	Fair
Grant Date	Options	Value	Vesting Period
January 25, 2010	99,900	$1,134	4 -Year Vesting Period (0% each quarter during year 1 and 8.33% each quarter during years 2-4)
July 14, 2010	20,000	164	4 -Year Vesting Period (25% each quarter)

	119,900	$1,298

During the year ended December 31, 2010 we recognized $0.3 million of pre-tax stock-based compensation expense related to our 2010 stock option grants.
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	December 31,(1)
	2010	2009	2008
Weighted average fair value of grants	$10.83	$7.20	$9.08
Risk-free interest rate	2.27%	1.95%	2.75%
Expected volatility	50.07%	49.54%	40.85%
Expected life in years	4.95	4.85	4.74

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
We recognize the compensation expense related to stock option awards net of estimated forfeitures over the service period of the award, which is generally the option vesting term of three to four years. On December 31, 2010, 2009, and 2008, we estimated the annual forfeiture rate for our executives and board of directors will be 2.53%, 2.65%, and 2.66%, respectively, based upon our historical forfeitures. On December 31, 2010, 2009, and 2008, we estimated the annual forfeiture rate for our non-executive employees to be 6.59%, 6.51%, and 6.31%, respectively, based on our historical forfeitures.
Stock option activity during the years ended December 31, 2010, 2009 and 2008 were the following:

	2010				2009				2008
			Weighted-				Weighted-				Weighted-
			Average				Average				Average
		Weighted-	Remaining	Aggregate		Weighted-	Remaining	Aggregate		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic	Number of	Average	Contractual	Intrinsic	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value	Options	Exercise	Term	Value	Options	Exercise	Term	Value
	(in 000’s)	Price	(in years)	(in 000’s)	(in 000’s)	Price	(in years)	(in 000’s)	(in 000’s)	Price	(in years)	(in 000’s)
Outstanding at beginning of the year	1,693	$18.37			1,729	$17.64			1,739	$16.83
Granted	120	23.80			253	16.26			140	23.46
Exercised	(121)	16.20		$1,238	(278)	11.75		$2,320	(114)	10.19		$1,562
Forfeited/cancelled/ expired	(167)	20.16			(11)	22.43			(36)	24.70

Outstanding at end of year	1,525	$18.78	5.37	$14,669	1,693	$18.37	5.40	$9,677	1,729	$17.64	5.06	$3,045

Vested and expected to vest at end of year	1,503	$18.72	5.32	$14,547	1,655	$18.30	5.33	$9,532	1,688	$17.42	4.98	$3,045
Exercisable at end of year	1,140	$17.89	4.46	$11,983	1,239	$17.33	4.30	$8,034	1,267	$15.34	3.97	$3,044
The aggregate intrinsic value in the table above represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2010, 2009 and 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2010, 2009 and 2008. This amount will change based on the fair market value of our stock. The actual intrinsic value of stock options exercised in 2010, 2009 and 2008 was $1.2 million, $2.3 million and $1.6 million, respectively.
During 2010, 2009 and 2008, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $2.0 million, $3.3 million and $1.2 million, respectively. The actual tax benefit realized from option exercises of the share-based payment awards was $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010, we expect to recognize $2.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.3 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Restricted Stock
During the year ended December 31, 2010, the Compensation Committee and Board of Directors granted 45,500 restricted stock awards to our employees with an aggregate grant date fair value of $1.1 million under the 2006 Stock Incentive Plan. The restricted stock awards granted to employees during 2010 consisted of the following:
(in thousands, except share amounts)

	Number	Grant
	of	Date
Restricted Stock	Shares	Fair
Grant Date	Granted	Value	Vesting Period
January 25, 2010	45,500	$1,133	4 -Year Vesting Period (0% each quarter during year 1 and 8.33% each quarter during years 2-4)
In addition to the grants to employees, 30,000 shares of restricted stock with a grant date fair value of $0.5 million were granted to our outside directors on July 1, 2010 as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter).
During the year ended December 31, 2010, we recognized $0.5 million of pre-tax stock-based compensation expense related to our 2010 restricted stock grants.
Non-vested restricted stock award activity during the years ended December 31, 2010, 2009 and 2008 (including restricted stock issued to directors as described in Note 14) were the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(in 000’s)	Fair Value
Non-vested at December 31, 2007	10	$36.25
Granted	142	23.15
Vested	(62)	25.15
Forfeited	—	—

Non-vested at December 31, 2008	90	23.23
Granted	326	15.58
Vested	(136)	18.66
Forfeited	—	—

Non-vested at December 31, 2009	280	16.54
Granted	76	21.58
Vested	(160)	18.00
Forfeited	(1)	16.61

Non-vested at December 31, 2010	195	$17.30

As of December 31, 2010, we expect to recognize $2.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years. See Note 2 under the caption Stock-Based Compensation for further information regarding our accounting principles.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Stock Incentive Plans
Our active stock-based incentive plans include those adopted in 1993, 1996, 1998, 1999, 2002, 2003, 2006 and 2010 (“stock incentive plans”). Under the stock incentive plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our stock incentive plans. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.
The grant price of stock options and restricted stock awards granted under our stock incentive plans is the average of the high and low trades of our stock on the grant date. We prohibit the re-pricing or backdating of stock options. Our stock options become exercisable ratably, on an annual or quarterly basis, over four years. Stock options have a maximum ten-year term. Restricted stock awards vest in various proportions over a three or four year time period.
Detailed information regarding our active stock incentive plans is as follows:

		Initial Shares	Remaining Shares	Outstanding Shares
		Available for Grant	Available for Grant	Granted Under the
Name	Approval Date	Under the Plan	Under the Plan	Plan
1993 Stock Incentive Plan	1/19/1993	400,000	—	17,400
1996 Stock Incentive Plan	12/1/1996	800,000	—	20,834
1998 Stock Incentive Plan	5/27/1998	630,000	—	55,281
1999 Stock Incentive Plan	1/27/1999	630,000	—	6,510
1999A Stock Incentive Plan	10/7/1999	1,000,000	—	80,997
2002 Stock Incentive Plan	2/5/2002	1,000,000	481	316,720
2003 Stock Incentive Plan	6/18/2003	1,000,000	5,563	569,470
2006 Stock Incentive Plan	6/13/2006	1,000,000	84,031	650,491
2010 Stock Incentive Plan	6/15/2010	1,000,000	1,000,000	—

			1,090,075	1,717,703

Significant option groups outstanding at December 31, 2010 and the related weighted average exercise price and life information are listed below:

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted-Average	Weighted-Average	Exercisable	Weighted-Average
Range of	At 12/31/2010	Remaining Years of	Exercise	At 12/31/2010	Exercise
Exercise Prices	(in 000’s)	Contractual Life	Price	(in 000’s)	Price
$8.45 to $9.83	116	1.89	$8.62	116	$8.62
12.58 to 13.27	208	3.75	12.62	191	12.60
14.85 to 16.78	381	5.48	16.17	258	16.15
17.11 to 17.62	237	4.05	17.58	237	17.58
18.03 to 21.95	163	7.12	20.38	103	20.36
23.66 to 28.08	413	7.10	26.92	229	27.70
32.40 to 35.35	7	6.94	34.51	6	34.32

$8.45 to $35.35	1,525	5.37	$18.78	1,140	$17.89

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 17 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

(in thousands)	2010	2009	2008
Net gain (loss) on foreign currency exchange transactions	$239	$(246)	$315
Other income (expense)	284	5	(4)

Other income (expense), net	$523	$(241)	$311

Note 18 — Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, including the dilutive effect of stock options and restricted stock grants, outstanding during the period. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.
In the computation of diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008, we have excluded 517,827, 785,186 and 534,418 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the years ended December 31, 2010, 2009 and 2008, we have excluded 159,889, 235,887 and 105,944 of shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
Earnings per share for the years ended December 31, 2010, 2009 and 2008 were calculated as follows:

(in thousands, except per-share amounts)	2010	2009	2008
BASIC
Net income	$15,081	$14,675	$15,806

Weighted-average common shares outstanding	13,764	13,667	14,015

Basic earnings per share	$1.10	$1.07	$1.13

DILUTED
Net income	$15,081	$14,675	$15,806

Weighted-average common shares outstanding for basic	13,764	13,667	14,015
Dilutive effect of stock options and restricted stock	342	304	441

Weighted-average common shares outstanding on a diluted basis	14,106	13,971	14,456

Diluted earnings per share	$1.07	$1.05	$1.09

Note 19 — Derivatives
Derivatives Measured at Fair Value on a Recurring Basis
We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.
The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other income (expense), net. Derivatives are recorded on

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
the balance sheet at fair value. The estimated fair values of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
We have determined that the fair value of our derivatives is derived from level 2 inputs in the fair value hierarchy (see Note 2 under the captions Derivatives and Fair-Value Measurements for further information concerning the accounting principles and valuation methodology utilized). The following table sets forth our financial assets that were accounted for at fair value on a recurring basis on December 31, 2010:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(In thousands)		Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contracts	$20	$—	$20	$—

	$20	$—	$20	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.3 million for the year ended December 31, 2010, a net pre-tax loss of approximately $0.7 million for the year ended December 31, 2009 and a net pre-tax loss of $0.5 million for the year ended December 31, 2008.
Futures Contracts
We held one USD/Euro futures contract with a notional value of $4.0 million and a forward rate of $1.3073 USD/Euro at December 31, 2010. We held the Euro position on this contract, which settled on January 28, 2011. The gain on this contract as of December 31, 2010 was $87 thousand and is included in prepaid expenses and other current assets. This contract was settled at a gain of $198 thousand resulting in a gain of $111 thousand in January 2011.
We held one USD/Indian Rupee futures contract with a notional value of INR133.5 million and a forward rate of INR45.47 INR/USD at December 31, 2010. We held the USD position on this contract, which settled on January 28, 2011. The loss on this contract as of December 31, 2010 was $43 thousand and is included in other accrued expenses. This contract was settled at a gain of $10 thousand resulting in a gain of $53 thousand in January 2011.
We held one USD/Chinese Yuan Renminbi futures contract with a notional value of $1.0 million and a forward rate of CNY6.6819 CNY/USD at December 31, 2010. We held the USD position on this contract, which settled on January 24, 2011. The loss on this contract as of December 31, 2010 was $11 thousand and is included in other accrued expenses. This contract was settled at a loss of $14 thousand resulting in a loss of $3 thousand in January 2011.
We held one USD/Chinese Yuan Renminbi futures contract with a notional value of $1.0 million and a forward rate of CNY6.6681 CNY/USD at December 31, 2010. We held the USD position on this contract, which was scheduled to settle on February 24, 2011. The contract was terminated on January 21, 2011. The loss on this contract as of December 31, 2010 was $13 thousand and is included in other accrued expenses. This contract was settled on the termination date at a loss of $16 thousand resulting in a loss of $3 thousand in January 2011.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
Note 20 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.6 million, $0.8 million, and $0.7 million of expense for company contributions for the years ended December 31, 2010, 2009 and 2008, respectively.
Note 21 — Business Combinations
Enson Assets Limited
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into a stock purchase agreement with CG International Holdings Limited (“CG”) to acquire all of the issued shares in the capital of Enson Assets Limited (“Enson”) for total consideration of approximately $125.8 million. This transaction closed on November 4, 2010. The consideration consisted of $95.0 million in cash and 1,460,000 of newly issued shares of UEI common stock. A total of $5.0 million of the purchase price was held back at the closing to provide for any additional payments required by CG as a result of Enson’s failure to meet both a net asset target and an earnings target (see “Contingent Consideration” below). We have included the $5.0 million that was held back in the purchase price allocation, since it is probable that we will owe the full amount to CG. The $5.0 million is included in our other accrued liabilities balance at December 31, 2010.
Our consolidated income statement for the twelve months ended December 31, 2010 includes net sales of $25.0 million and net income of $1.3 million attributable to Enson for the period commencing on November 4, 2010.
Enson Description
Enson is a leading manufacturer of remote controls. Prior to the acquisition Enson was also one of our significant suppliers (see Note 5). During the years ended December 31, 2010, 2009 and 2008 Enson supplied 20.5%, 24.1% and 20.6% of our inventory purchases. The Enson corporate office, located in Hong Kong, is approximately 6,000 square feet and employs 50 people. Enson controls two factories located in the Peoples Republic of China (“PRC”).
The southern factory is located in Guang Dong Province, PRC within the city of Guang Zhou. The Guang Zhou factory is approximately 710,203 square feet and employs 787 people, with an additional 4,393 factory workers contracted through an agency agreement.
The northern factory is located in Jiang Su Province, PRC within the city of Yang Zhou. The Yang Zhou factory is approximately 1,204,697 square feet and employs 418 people, with an additional 4,502 factory workers contracted through an agency agreement.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Consideration
The sources of the consideration were the following:

(In thousands)		Percentage of
Source Description	Amount	Consideration
Existing cash and cash equivalents	$54,000	42.9%
Funds from new U.S. Bank Secured Term Loan (see Note 8)	35,000	27.8
Funds from new U.S. Bank Secured Revolving Credit Line (see Note 8)	6,000	4.8
Newly issued shares of Universal Electronics Inc. common stock	30,762	24.5

	$125,762	100%

Contingent Consideration
Net Asset Target on November 3, 2010
To the extent that the Enson net assets were less than $68.5 million at November 3, 2010, CG would have paid us the difference, plus interest. To the extent that the Enson net assets were greater than $68.5 million we would have had to pay CG the difference, plus interest. We are currently in the process of determing if certain adjustments recorded in accordance with generally accepted accounting principles will be included in determining Enson’s net asset position on November 3, 2010 as defined by the stock purchase agreement. We expect this calculation to be completed in the first quarter of 2011.
Earnings Target for the Twelve Months Ending March 31, 2011
To the extent that Enson’s earnings for the year ended March 31, 2011 are less than $16.2 million, CG will pay us an amount equal to the product of (a) the difference between Enson’s earnings and $16.2 million, multiplied by (b) one and one half, plus interest. Interest will be calculated on the date the auditors’ report is issued on Enson’s accounts using the prime rate as reported in The Wall Street Journal on the date of this determination. CG is required to make this payment within five business days of the issuance of the auditor’s report on Enson’s accounts.
For the purposes of this calculation, Enson’s earnings are defined as Enson’s consolidated profit before tax for the twelve months ending March 31, 2011 excluding certain agreed upon adjustments, including without limitation, the following items: profit related to UEIC sales, investment income, other income, other expenses, other gains and losses and interest expenses.
On the date of this filing, we do not anticipate that any amounts will be owed by CG on March 31, 2011.
Acquisition Costs
We recognized $0.7 million of total acquisition costs related to the Enson transaction in selling, general and administrative expenses during the year ended December 31, 2010. The acquisition costs consisted primarily of legal and investment banking services.
In addition to the costs incurred to acquire Enson, during January 2011 our Compensation Committee approved a discretionary bonus of $0.4 million to be awarded to certain employees directly involved in the acquisition process. This discretionary bonus was ratified by our Board of Directors during February 2011, and was paid during March 2011. The entire amount was included in accrued compensation at December 31, 2010.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Preliminary Purchase Price Allocation
Under the acquisition method of accounting, the acquisition date fair value of the consideration transferred is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Management’s preliminary purchase price allocation on November 4, 2010 (the Enson acquisition date) is the following:

	Weighted
	Average	Preliminary
(in thousands)	Estimated Lives	Fair Value
Cash & cash equivalents		$20,866
Inventories		23,469
Accounts receivable		37,624
Prepaid expenses and other current assets		738
Property, plant and equipment	20 years	66,644
Deferred income taxes		2,979
Other assets		3,409
Interest bearing liabilities		(4,227)
Non-interest bearing liabilities		(67,879)

Net tangible assets acquired		83,623
Customer relationships	10 years	23,300
Trademark and trade name	10 years	2,000
Goodwill		16,839

Total estimated purchase price		$125,762

Management’s preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions that are subject to change. During the measurement period, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period can extend as long as one year from the acquisition date. We are currently evaluating certain tax matters that once completed may result in an adjustment to goodwill. In addition, as noted above, we are also evaluating the results of the net asset target as defined in the stock purchase agreement.
Intangible Assets Subject to Amortization
Of the total estimated purchase price, $83.6 million has been allocated to net tangible assets acquired, $16.8 million has been allocated to goodwill, and $25.3 million has been allocated to identifiable intangible assets acquired. The identified intangible assets consist of $23.3 million assigned to customer relationships and $2.0 million assigned to trademark and trade name.
The fair value of Enson’s customer relationships intangible asset was estimated utilizing the income approach. We estimated the future after tax cash flows attributable to Enson’s customer base, after taking into consideration projected attrition based on our analysis of UEI and Enson customer data. These cash flows were discounted back to the acquisition date to arrive at the estimated fair value of the customer relationships intangible. UEI expects to amortize the fair value of Enson’s customer relationships on a straight-line basis over an estimated life of ten years. The customer relationships amortization will not be deductible for tax purposes.
The fair value assigned to Enson’s trademark and trade name intangible asset was determined utilizing the income approach. The estimated future after tax cash flows from Enson’s trademark and trade name were discounted back to the acquisition date to arrive at the estimated fair value of the trademark and trade name. UEI expects to amortize the value of Enson’s trademark and trade name on a straight-line basis over an estimated life of ten years. The trademark and trade name amortization will not be deductible for tax purposes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Goodwill
Goodwill represents the excess of the purchase consideration over the estimated fair value of identifiable tangible and intangible assets acquired. Goodwill from this transaction of $16.8 million will not be amortized, but will be analyzed for impairment on at least an annual basis in accordance with U.S. GAAP. We review our goodwill for impairment annually on December 31 and whenever events or changes in circumstances indicate that an impairment loss may have occurred. Of the total goodwill recorded, none is expected to be deductible for tax purposes.
The goodwill recognized is attributable to the following value we received from the Enson acquisition:
•	Enson should increase our market position in the strategically important consumer electronics market given Enson’s historic strength with leading Japanese consumer electronics companies. We have not been well positioned in this market historically.
•	Enson currently produces approximately one-third of our finished good inventory purchases, therefore, we may decrease purchases from third parties. In addition, Enson has available manufacturing capacity. We may provide Enson the ability to increase the utilization of their existing factories.
•	We may utilize Enson’s in-place management and personnel to assist us in implementing our plan to place more operations, logistics, quality, program management, engineering, sales, and marketing personnel in the Asia region.
•	Enson’s full line of remotes, from dedicated to higher-end universal, should assist us with further penetrating the growing Asian and Latin American subscription broadcasting markets. The lower subscriber revenue in these markets can cause them to begin with lower-cost dedicated remotes and to later transition to universal remote controls.
Management has determined that the goodwill recognized as a result of the Enson acquisition will be assigned to our sole reporting unit.
Zilog, Inc.
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
We have cross-licensed the remote control technology and intellectual property with Maxim Integrated Products for the purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. In addition, during 2009 we agreed to be Maxim’s exclusive sales agent, selling the Zilog designs to Zilog’s former customers, in return for a sales agency fee. The sales agency fee during the years ended December 31, 2010 and 2009 was $4.1 million and $4.4 million, respectively. During 2011, as we continue to slowly transition from the Zilog chip platform to the Maxim chip platform, we will progressively take over full sales and distribution rights, procuring and selling the chips directly to Zilog’s former customers. We anticipate this transition will lead to growth in revenue and earnings going forward. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
The total purchase price of approximately $9.5 million has been allocated to the net assets acquired based on their estimated fair values as follow:

(In thousands)
Intangible assets:
Database	$3,500
Customer relationships	3,100
Goodwill	2,902
Property, plant, and equipment	44

Purchase price	$9,546

Intangible Assets Subject to Amortization
Of the total purchase price, approximately $6.6 million was allocated to identifiable intangible assets subject to amortization including the database and customer relationships.
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
Goodwill
Goodwill represents the excess of the cost (purchase price) over the estimated fair value of identifiable tangible and intangible assets acquired. Goodwill from this transaction of $2.9 million will not be amortized, but will be analyzed for impairment at least on an annual basis in accordance with U.S. GAAP. We review our goodwill for impairment annually on December 31 and whenever events or changes in circumstances indicate that an impairment loss may have occurred. We have not recorded any impairment related to the goodwill recognized as a result of the Zilog acquisition. Of the total goodwill recorded, none is expected to be deductible for tax purposes.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Acquisition Costs
We recognized $1.1 million of total acquisition costs related to the Zilog transaction in selling, general and administrative expenses during the year ended December 31, 2009. The acquisition costs consisted primarily of legal and investment banking services. Of the $1.1 million of acquisition costs recognized during the year ended December 31, 2009, $0.1 million was deferred at December 31, 2008.
Pro forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of the Enson acquisition and the acquisition from Zilog as if these transactions occurred at the beginning of the periods presented.
Pro forma results were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Revenue:	$458,492	$409,475	$391,553
Net income:	$31,351	$21,832	$16,079
Basic and diluted net income per share:
Basic	$2.28	$1.44	$1.04
Diluted	$2.22	$1.42	$1.01
The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the dates presented, and should not be taken as a projection of the future consolidated results of our operations.
Enson Adjustments
Enson adjustments to reduce net income of $2.9 million, $5.5 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, have been made to the combined results of operations. These adjustments reflect primarily interest on the term loan and line of credit, amortization of acquired intangible assets, amortization and depreciation of the fair value adjustments to prepaid land and property, plant, and equipment. All adjustments have been made net of their related tax effects.
Zilog Adjustments
Zilog related adjustments netting $0.04 million for the year ended December 31, 2009 have been made to the combined results of operations, primarily reflecting net sales, salary costs and the amortization of purchased intangible assets that would have occurred had the acquisition date been January 1, 2009. Net adjustments of $0.4 million have been subtracted from the combined results of operations for the year ended December 31, 2008, reflecting primarily net sales, salary costs, amortization of purchased intangible assets and the acquisition costs that would have occurred had the acquisition date been January 1, 2008. All adjustments have been made net of their related tax effects.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 22 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for the years ended December 31, 2010 and 2009 are presented below:

	2010
	March	June	September	December
(In thousands, except per share amounts)	31,	30,	30,	31,
Net sales	$71,376	$78,892	$79,007	$102,505
Gross profit	22,064	27,425	25,718	28,642
Operating income	2,687	7,316	6,566	4,732
Net income	1,836	4,777	4,702	3,766
Earnings per share (1):
Basic	$0.13	$0.35	$0.35	$0.26

Diluted	$0.13	$0.34	$0.34	$0.26

Shares used in computing earnings per share:
Basic	13,700	13,601	13,417	14,344

Diluted	14,093	13,929	13,671	14,737

	2009
	March	June	September	December
	31,	30,	30,	31,
Net sales	$71,126	$78,303	$83,182	$84,939
Gross profit	21,437	25,495	26,070	28,610
Operating income	1,536	5,687	6,644	8,080
Net income	796	3,816	4,223	5,840
Earnings per share (1):
Basic	$0.06	$0.28	$0.31	$0.43

Diluted	$0.06	$0.27	$0.30	$0.42

Shares used in computing earnings per share:
Basic	13,658	13,621	13,687	13,700

Diluted	13,831	13,981	14,008	14,063

(1)	The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares and share equivalents outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per share amounts.

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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Our management has excluded Enson Assets Limited from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired during the fourth quarter of 2010. Enson Assets Limited is a subsidiary whose total assets and total net sales represent 51% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited Universal Electronics Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Electronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Universal Electronics Inc.’s internal control over financial reporting based on our audit. Our audit of, and opinion on, Universal Electronics Inc.’s internal control over financial reporting does not include internal control over financial reporting of Enson Assets Limited, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 51 percent and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. As indicated in Management’s Report, Enson Assets Limited was acquired during 2010 and therefore, management’s assertion on the effectiveness of Universal Electronics Inc.’s internal control over financial reporting excluded internal control over financial reporting of Enson Assets Limited.
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
In our opinion, Universal Electronics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Electronics Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Irvine, California
March 16, 2011

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption “SEC Filings” on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2010:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	1,319,986	$19.01	1,089,594

Equity compensation plans not approved by security holders	397,717	17.27	481

Total	1,717,703	$18.61	1,090,075

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16” for a description of each of our stock incentive plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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
(a)(3) List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:
See EXHIBIT INDEX at page 95 of Form 10-K.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 16th day of March, 2011.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE

Paul D. Arling
Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling

Bryan M. Hackworth
Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth

Satjiv S. Chahil
Director	/s/ Satjiv S. Chahil

William C. Mulligan
Director	/s/ William C. Mulligan

J. C. Sparkman
Director	/s/ J.C. Sparkman

Gregory P. Stapleton
Director	/s/ Gregory P. Stapleton

Carl E. Vogel
Director	/s/ Carl E. Vogel

Edward K. Zinser
Director	/s/ Edward K. Zinser

EXHIBIT INDEX

Exhibit
Number	Document Description
2.1	Asset Purchase Agreement dated as of February 17, 2009 by and among Zilog, Inc., Zilog India Electronics Pvt Ltd, Maxim Integrated Products, Inc., UEI Cayman Inc., Universal Electronics Inc., and UEI Electronics Private Limited (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009 (File No. 0-12044))

2.2	Stock Purchase Agreement dated as of November 3, 2010, among Universal Electronics Inc., UEI Hong Kong Private Limited and CG International Holdings Limited** (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010 (File No. 0-12044))

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

4.1	Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

*10.2	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.3	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.4	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.5	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.6	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

Exhibit
Number	Document Description
*10.7	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.8	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.9	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.10	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan(Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.11	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.12	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.13	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.14	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.15	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.16	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.17	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.18	Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

Exhibit
Number	Document Description
*10.19	Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.20	Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.21	Form of Universal Electronics Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044)

10.22	Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.23	Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.24	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.25	Credit Agreement dated December 23, 2009 between U.S. Bank National Association and Universal Electronics Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010 (File No. 02-21044))

10.26	Revolving Note dated December 23, 2009 from Universal Electronics Inc. to U.S. Bank National Association ((incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010 (File No. 02-21044))

10.27	Amended and Restated Credit Agreement dated as of November 1, 2010 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith).

10.28	Revolving Note dated November 1, 2010 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

10.29	Term Note dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (filed herewith)

10.30	Pledge Agreement dated November 1, 2010 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (filed herewith)

10.31	Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP (filed herewith)

Exhibit
Number	Document Description
24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.

**	Attachments to the Purchase Agreement, identified on Exhibit 2.2, have been omitted as permitted by Item 601(b)(2) of Regulation S-K. UEI hereby undertakes to furnish supplementally to the Securities and Exchange Commission a copy of any omitted attachment upon request.