Form 10-Q
period 2011-03-31
UNIVERSAL ELECTRONICS INC
filed 2011-05-10
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,021,433 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 5, 2011.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$45,088	$54,249
Accounts receivable, net	77,159	86,304
Inventories, net	64,463	65,402
Prepaid expenses and other current assets	2,740	2,582
Deferred income taxes	6,259	6,256

Total current assets	195,709	214,793
Property, plant, and equipment, net	77,918	78,097
Goodwill	30,992	30,379
Intangible assets, net	35,215	35,994
Other assets	5,433	5,464
Deferred income taxes	7,743	7,806

Total assets	$353,010	$372,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,000	$56,086
Notes payable	27,800	35,000
Accrued sales discounts, rebates and royalties	6,076	7,942
Accrued income taxes	2,009	5,873
Accrued compensation	30,573	30,634
Other accrued expenses	13,238	13,157

Total current liabilities	123,696	148,692
Long-term liabilities:
Deferred income taxes	11,371	11,369
Income tax payable	1,212	1,212
Other long-term liabilities	49	56

Total liabilities	136,328	161,329

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 20,923,123 and 20,877,248 shares issued on March 31, 2011 and December 31, 2010, respectively	209	209
Paid-in capital	168,154	166,940
Accumulated other comprehensive income (loss)	2,210	(489)
Retained earnings	135,897	134,070

	306,470	300,730

Less cost of common stock in treasury, 5,931,793 and 5,926,071 shares on March 31, 2011 and December 31, 2010, respectively	(89,788)	(89,526)

Total stockholders’ equity	216,682	211,204

Total liabilities and stockholders’ equity	$353,010	$372,533

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$105,712	$71,376
Cost of sales	78,133	49,312

Gross profit	27,579	22,064

Research and development expenses	3,257	2,769
Selling, general and administrative expenses	21,787	16,608

Operating income	2,535	2,687
Interest (expense) income, net	(85)	83
Other (expense) income, net	(34)	43

Income before provision for income taxes	2,416	2,813
Provision for income taxes	(589)	(977)

Net income	$1,827	$1,836

Earnings per share:
Basic	$0.12	$0.13

Diluted	$0.12	$0.13

Shares used in computing earnings per share:
Basic	14,976	13,700

Diluted	15,383	14,093

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash provided by operating activities:
Net income	$1,827	$1,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,309	1,579
Provision for doubtful accounts	6	81
Provision for inventory write-downs	882	791
Deferred income taxes	124	184
Tax benefit from exercise of stock options	34	84
Excess tax benefit from stock-based compensation	(158)	(70)
Shares issued for employee benefit plan	156	160
Stock-based compensation	1,032	1,185

Changes in operating assets and liabilities:
Accounts receivable	10,559	7,029
Inventories	1,129	(2,415)
Prepaid expenses and other assets	(83)	7
Accounts payable and accrued expenses	(15,601)	(6,209)
Accrued income taxes	(3,930)	691

Net cash provided by operating activities	286	4,933

Cash (used for) provided by investing activities:
Acquisition of Enson Assets Limited, net of cash acquired	(138)	—
Term deposit	—	49,246
Acquisition of property, plant, and equipment	(2,338)	(1,221)
Acquisition of intangible assets	(283)	(439)

Net cash (used for) provided by investing activities	(2,759)	47,586

Cash used for financing activities:
Payment of debt	(7,200)	—
Proceeds from stock options exercised	101	153
Treasury stock purchased	(371)	(1,327)
Excess tax benefit from stock-based compensation	158	70

Net cash used for financing activities	(7,312)	(1,104)

Effect of exchange rate changes on cash	624	(999)

Net (decrease) increase in cash and cash equivalents	(9,161)	50,416

Cash and cash equivalents at beginning of period	54,249	29,016

Cash and cash equivalents at end of period	$45,088	$79,432

Supplemental Cash Flow Information — We had net income tax payments of $4.7 million and $0.2 million during the three months ended March 31, 2011 and 2010, respectively. We had interest payments of $0.1 million and $0 during the three months ended March 31, 2011 and 2010, respectively.
The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Significant Accounting Policies
In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its wholly-owned subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, the terms “Company,” “we,” “us” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Our results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a summary of our significant accounting policies.
Recently Adopted Accounting Pronouncements
During January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-6 to improve the disclosure and transparency of fair value measurements. These amendments clarify the level of disaggregation required, and the necessary disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments in the update are effective prospectively for interim and annual periods beginning on or after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. We adopted the portion of this ASU that was effective beginning on or after December 15, 2010, beginning January 1, 2011. The adoption of this ASU did not have a material effect on our consolidated results of operations and financial condition.
During December 2010, the FASB issued ASU No. 2010-29 to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASC 805- 10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred during the current annual reporting period. The disclosures include combined pro forma revenue and earnings as though the acquisition date for all business combinations during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this ASU beginning January 1, 2011. The adoption of this ASU did not have a material effect on our consolidated results of operations and financial condition.
In October 2009, the FASB issued ASU No. 2009-14 to address accounting for arrangements that contain tangible products and software. The amendments in this update clarify what guidance should be utilized in allocating and measuring revenue for products that contain software that is “more than incidental” to the product as a whole. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of software accounting guidance. Software accounting guidance requires a vendor to use vendor-specific objective evidence (“VSOE”) of selling price to separate the software from the product and account for the two elements as a multiple-element arrangement. A vendor must sell, or intend to sell, a particular element separately to assert VSOE for that element. Third-party evidence for selling price is not allowed under the software accounting model. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered elements is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. This ASU addresses concerns that the current accounting model may not appropriately reflect the economics of the underlying transactions because no revenue is recognized for some products for which the vendor has already completed the related performance. In addition, this ASU addresses the concern that more software enabled products fall within the scope of the current software accounting model than was originally intended because of ongoing technical advancements. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this ASU beginning January 1, 2011. The adoption of this ASU did not have a material effect on our consolidated results of operations and financial condition.
In October 2009, the FASB issued ASU No. 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined accounting unit. Current accounting guidance requires a vendor to use VSOE or third-party evidence (“TPE”) of selling price to separate deliverables in a multiple-deliverable arrangement. VSOE of selling price is the price charged for a deliverable when it is sold separately or, for a deliverable not yet being sold separately, the price established by management with the appropriate authority. If a vendor does not have VSOE for the undelivered elements in the arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. An exception to this guidance exists if the vendor has VSOE or TPE of selling price for the undelivered elements in the arrangement but not for the delivered elements. In those situations, the vendor uses the residual value method to allocate revenue to the delivered element, which results in the allocation of the entire discount in the arrangement, if any, to the delivered element. This ASU addresses concerns that the current accounting model may not appropriately reflect the economics of the underlying transactions because sometimes no revenue is recognized for products for which the vendor has already completed the related performance. As a result of this amendment, multiple element arrangements will be separated into multiple units of accounting in more circumstances than under the existing accounting model. This amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price utilized for each deliverable will be based on VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE or TPE evidence is available. The residual method is eliminated. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this ASU beginning January 1,

2011. The adoption of this ASU did not have a material effect on our consolidated results of operations and financial condition.
Note 2: Cash and Cash Equivalents
Our cash and cash equivalents that were accounted for at fair value on a recurring basis on March 31, 2011 were the following:

	March 31, 2011				December 31, 2010
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$45,088	$—	$—	$45,088	$54,249	$—	$—	$54,249
On March 31, 2011, we had approximately $5.5 million, $11.2 million, $26.2 million, $1.4 million and $0.8 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and Brazil, respectively. On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and Brazil, respectively.
See Note 2 under the caption Cash, Cash Equivalents, and Term Deposit in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 3: Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net consisted of the following on March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In thousands)	2011	2010
Trade receivables, gross	$78,892	$88,485
Allowance for doubtful accounts	(868)	(878)
Allowance for sales returns	(1,039)	(1,366)

Trade receivables, net	76,985	86,241
Other receivables	174	63

Accounts receivable, net	$77,159	$86,304

Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts during the three months ended March 31, 2011 and 2010 were the following:

	Balance at	Additions		Balance at
(In thousands)	Beginning of	to Costs and	Write-offs/	End of
Description	Period	Expenses	FX Effects	Period
Valuation account for trade receivables
Three months ended March 31, 2011	$878	$6	$(16)	$868
Three months ended March 31, 2010	$2,423	$81	$(117)	$2,387
Sales Returns
The allowance for sales returns balance at March 31, 2011 and December 31, 2010 contained reserves for items returned prior to year-end, but were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.7 million and $0.9 million on March 31, 2011 and December 31, 2010, respectively. The value of these returned goods was included in our inventory balance at March 31, 2011 and December 31, 2010.

Significant Customers
During the three months ended March 31, 2011, we had net sales to one significant customer which totaled to more than 10% of our net sales. During the three months ended March 31, 2010, we had net sales to two significant customers, that when combined with their subcontractors, each totaled to more than 10% of our net sales as follows:

	Three Months Ended March 31,
	2011		2010
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	—	—	$10,496	14.7%
Customer B	—	—	$8,006	11.2%
Customer C	$14,959	14.2%	—	—
Trade receivables with these customers were the following on March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		% of Accounts		% of Accounts
	$ (thousands)	Receivable, Net	$ (thousands)	Receivable, Net
Customer A	$7,812	10.1%	$9,481	11.0%
Customer B	—	—	$4,786	5.5%
Customer C	$8,810	11.4%	—	—
We had a third customer that accounted for greater than 10% of accounts receivable, net on December 31, 2010, but did not account for greater than 10% of net sales for the year then ended. Trade receivables with this customer amounted to $10.5 million, or 12.1%, of our accounts receivable, net on December 31, 2010.
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
Note 4: Inventories, Net and Significant Suppliers
Inventories, net consisted of the following on March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In thousands)	2011	2010
Raw materials	$17,161	$15,416
Components	13,134	10,806
Work in process	2,394	2,885
Finished goods	34,046	38,430
Reserve for excess and obsolete inventory	(2,272)	(2,135)

Inventories, net	$64,463	$65,402

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory during the three months ended March 31, 2011 and 2010 were composed of the following:

		Additions
	Balance at	Charged to			Balance at
(In thousands)	Beginning of	Costs and	Sell	Write-offs/	End of
Description	Period	Expenses(1)	Through(2)	FX Effects	Period
Reserve for excess and obsolete inventory:
Three Months Ended March 31, 2011	$2,135	$788	$(311)	$(340)	$2,272
Three Months Ended March 31, 2010	$1,750	$758	$(129)	$(451)	$1,928

(1)	The additions charged to costs and expenses does not include inventory directly written-off that was scrapped during production totaling $0.1 million and $0.03 million for the three months ended March 31, 2011 and 2010. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)	This column represents the gross book value of inventory items sold during the period that had been previously written down to zero net book value. Sell through is the result of differences between our judgment concerning the salability of inventory items during the excess and obsolete inventory review process and our subsequent experience.
Inventory write-downs for excess and obsolescence are a normal part of our business and result primarily from product life cycle estimation variances.
See Note 2 under the caption Inventories in our Annual Report on Form 10-K for further information regarding our accounting principles.
Significant Suppliers
We purchase integrated circuits, used principally in our wireless control products, from two main suppliers. The total purchased from one of these suppliers was greater than 10% of our total inventory purchases. In addition, our purchases from one component and finished good supplier amounted to greater than 10% of our total inventory purchases for the three months ended March 31, 2011. Our purchases from three component and finished good suppliers each amounted to greater than 10% of our total inventory purchases for the three months ended March 31, 2010.
During the three months ended March 31, 2011 and 2010, the amounts purchased from these four suppliers were the following:

	Three Months Ended March 31,
	2011		2010
		% of Total		% of Total
		Inventory		Inventory
	$ (thousands)	Purchases	$ (thousands)	Purchases
Integrated circuit supplier A	$6,636	11.8%	$8,069	17.7%
Component and finished good supplier A	5,691	10.1	9,453	20.8
Component and finished good supplier B (1)	—	—	7,567	16.6
Component and finished good supplier C	—	—	6,020	13.2

The total accounts payable to each of these suppliers on March 31, 2011 and December 31, 2010 were the following:

	March 31, 2011		December 31, 2010
		% of Accounts		% of Accounts
	$ (thousands)	Payable	$ (thousands)	Payable
Integrated circuit supplier A	$2,781	6.3%	$3,731	6.7%
Component and finished good supplier A	5,011	11.4	9,172	16.4
Component and finished good supplier B(1)	—	—	—	—
Component and finished good supplier C	—	—	—	—

(1)	Component and finished good supplier B is Enson Assets Limited and its subsidiaries. See Note 18 for further information regarding our acquisition of Enson Assets Limited.
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
Note 5: Goodwill and Intangible Assets, Net
Goodwill
Under the accounting guidance, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” A reporting unit is either (1) an operating segment or (2) one level below an operating segment — referred to as a component. During the fourth quarter 2010, as a result of us flattening our management structure, and the acquisition of Enson we merged our international component with our domestic component. We no longer have separate management of the international component, and the financial results of our international component are not separate. In addition, these components have similar economic characteristics. As a result of these changes, our domestic and international components have been merged into our single operating segment.
The goodwill on March 31, 2011 and changes in the carrying amount of goodwill during the three months ended March 31, 2011 were the following:

(in thousands)
Balance at December 31, 2010	$30,379
Goodwill acquired during the period (1)	497
Goodwill adjustments (2)	116

Balance at March 31, 2011	$30,992

(1)	During the first quarter of 2011, we recognized $0.5 million of goodwill related to the Enson Assets Limited acquisition. Please refer to Note 18 for further information about this acquisition.

(2)	The adjustment included in international goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
Please see Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.

Intangible Assets, Net
The components of intangible assets, net on March 31, 2011 and December 31, 2010 were the following:

	March 31, 2011			December 31, 2010
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$407	$(54)	$353	$384	$(51)	$333
Patents (10 years)	8,840	(4,752)	4,088	8,612	(4,589)	4,023
Trademarks and trade names (10 years) (2)	2,835	(629)	2,206	2,836	(565)	2,271
Developed and core technology (5-15 years)	3,500	(496)	3,004	3,500	(438)	3,062
Capitalized software development costs (1-2 years)	1,927	(1,296)	631	1,896	(1,165)	731
Customer relationships (10-15 years)(3)	26,340	(1,407)	24,933	26,349	(775)	25,574

Total carrying amount	$43,849	$(8,634)	$35,215	$43,577	$(7,583)	$35,994

(1)	This table excludes fully amortized intangible assets of $7.6 million and $7.6 million on March 31, 2011 and December 31, 2010, respectively.

(2)	As part of our acquisition of Enson Assets Limited during the fourth quarter of 2010, we purchased trademark and trade names valued at $2.0 million, which are being amortized ratably over ten years. Refer to Note 18 for further information regarding our purchase of trademark and trade names.

(3)	During the fourth quarter of 2010 as part of the Enson Assets Limited acquisition we purchased customer relationships valued at $23.3 million, which are being amortized ratably over ten years. Refer to Note 18 for further information regarding our purchase of these customer relationships.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption for the three months ended March 31, 2011 and 2010 is the following:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Cost of sales	$131	$117
Selling, general and administrative	941	310

Total amortization expense	$1,072	$427

Estimated future amortization expense related to our intangible assets at March 31, 2011, is the following:

(In thousands)
2011 (remaining 9 months)	$3,215
2012	4,105
2013	3,828
2014	3,803
2015	3,739
Thereafter	16,525

Total	$35,215

Intangibles Measured at Fair Value on a Nonrecurring Basis
We recorded impairment charges related to our intangible assets of $1 thousand during the three months ended March 31, 2011. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 were comprised of the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(In thousands)		Assets	Observable Inputs	Unobservable Inputs	Total
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents, trademarks and trade names	$6,294	$—	$—	$6,294	$(1)
We disposed of 1 patent and 10 trademarks with an aggregate carrying amount of $1 thousand resulting in impairment charges of $1 thousand during the three months ended March 31, 2011. We disposed of one patent and eight trademarks with an aggregate carrying amount of $4 thousand during the three months ended March 31, 2010. These assets no longer held any probable future economic benefits and were written-off.
See Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.
Note 6: Notes Payable
Notes payable on March 31, 2011 and December 31, 2010 were comprised of the following:

	Amount Outstanding
(In thousands)	March 31, 2011	December 31, 2010
U.S. Bank Term Loan Facility(1)	$27,800	$35,000

(1)	Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On March 31, 2011, the 1-month LIBOR plus the fixed margin was approximately 1.8% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, the Company must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.
Our total interest expense on borrowings was $0.1 million and $0 during the three months ended March 31, 2011 and 2010, respectively.
Note 7: Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $0.6 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate was 24.4% and 34.7% during the three months ended March 31, 2011 and 2010, respectively.
On March 31, 2011, we had gross unrecognized tax benefits of approximately $6.0 million, including interest and penalties, of which approximately $5.4 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.3 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million on March 31, 2011 and December 31, 2010 are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On March 31, 2011, the open statutes of limitations in our significant tax jurisdictions are as follows: federal 2006 through 2010, state 2006 through 2010, and non-U.S. 2002 through 2010. On March 31, 2011, our gross unrecognized tax benefits of $6.0 million are classified as long term because we do not anticipate the payment of cash related to those unrecognized tax benefits within one year.

See Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 8: Accrued Compensation
The components of accrued compensation on March 31, 2011 and December 31, 2010 are listed below:

(in thousands)	March 31, 2011	December 31, 2010
Accrued social insurance(1)	$20,795	$20,360
Other accrued compensation	9,778	10,274

Total accrued compensation	$30,573	$30,634

(1)	Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the People’s Republic of China (“PRC”). This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2011 and December 31, 2010.
Note 9: Other Accrued Expenses
The components of other accrued expenses on March 31, 2011 and December 31, 2010 are listed below:

	March 31,	December 31,
(In thousands)	2011	2010
Accrued freight	$1,618	$1,350
Accrued professional fees	968	1,158
Accrued advertising and marketing	480	467
Deferred income taxes	65	57
Interest	124	99
Accrued third-party commissions	265	252
Accrued sales taxes and VAT	386	678
Tooling (1)	1,666	1,567
Utilities	340	340
Amount due to CG International Holdings Limited (2)	5,138	5,000
Other	2,188	2,189

Total other accrued expenses	$13,238	$13,157

(1)	The tooling accrual balance relates to amounts capitalized within property, plant, and equipment, net on March 31, 2011 and December 31, 2010.

(2)	The amount due to CG International Holdings Limited consists of $5.0 million of the Enson Assets Limited purchase price which was held back at closing to provide for any additional payments required by CG International Holdings Limited. The remaining increase of $138 thousand since December 31, 2010 is the amount due to CG International Holdings Limited as a result of the finalization of the net asset target contingent consideration calculation. For further information see “Note 18: Business Combinations.”
Note 10: Commitments and Contingencies
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
Product Warranties
Changes in the liability for product warranty claim costs are presented below:

		Accruals
		(Reductions) for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
(In thousands)	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Three Months Ended March 31, 2011	$71	$(27)	$3	$47
Three Months Ended March 31, 2010	$82	$1	$(4)	$79
Litigation
On December 22, 2010, Patent Group LLC as “Relator” filed in the U.S. District Court for the Eastern District of Texas a Qui Tam complaint against us and others under Section 292, Title 35 of the United Stated Code, seeking recovery for penalties payable to the United States claiming that we intentionally falsely marked certain of our remote control products with expired or non-applicable patents. In March 2011, we and all other parties to this litigation entered into a confidential Settlement Agreement and Mutual Release with the Relator in which we and the others to this litigation paid a one-time immaterial amount and all claims between the parties have been settled and released and on April 11, 2011, this matter was dismissed with prejudice. Due to the confidential nature of this agreement, the terms of the settlement and agreement may not be disclosed.
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
Long-Term Incentive Plan
Our Compensation Committee awarded a discretionary cash bonus of $1.0 million, to be paid out quarterly during 2009 and 2010. The Compensation Committee made this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believed this bonus was in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. Each participant’s earned award vests in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. Approximately $0.1 million was paid and expensed, respectively, during the three months ended March 31, 2010 to our executive management team. All amounts have been paid as of March 31, 2011 and December 31, 2010.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. On March 31, 2011 and December 31, 2010, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The India Plan was adequately funded as of March 31, 2011 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. On March 31, 2011, approximately 30 percent of our employees in India had qualified for eligibility. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to 15 days salary for each year of service completed. The total amount of liability outstanding on March 31, 2011 and December 31, 2010 for the India Plan was not material. During the three months ended March 31, 2011 and 2010, the net periodic benefit costs were also not material.
Note 11: Treasury Stock
During the three months ended March 31, 2011 and 2010, we repurchased 13,222 and 58,250 shares of our common stock at a cost of $0.4 million and $1.3 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the three months ended March 31, 2011 and 2010, we issued 7,500 and 7,083 shares, respectively, to outside directors for services performed (see Note 14).
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2011, we have repurchased 486,348 shares of our common stock under this authorization, leaving 513,652 shares available for repurchase.
Note 12: Comprehensive Income (Loss)
The components of comprehensive income are listed below:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net income	$1,827	$1,836
Other comprehensive income (loss):
Foreign currency translations (1)	2,699	(2,120)

Comprehensive income (loss)	$4,526	$(284)

(1)	The foreign currency translation gain of $2.7 million for the three months ended March 31, 2011 was due primarily to the weakening of the U.S. dollar against the Euro. The foreign currency translation loss of $2.1 million for the three months ended March 31, 2010 was due primarily to the strengthening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.42 and 1.34 on March 31, 2011 and December 31, 2010, respectively, and 1.35 and 1.43 on March 31, 2010 and December 31, 2009, respectively.
See Note 2 under the caption Foreign Currency Translation and Foreign Currency Transactions in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 13: Business Segment and Foreign Operations
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
Foreign Operations
Our sales by geographic area were the following:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net sales:
United States	$30,510	$28,922
International:
People’s Republic of China	23,566	3,441
United Kingdom	5,919	11,851
Argentina	743	1,461
Australia	224	93
Brazil	495	244
Canada	2,558	3,519
France	853	459
Germany	1,660	1,762
Israel	810	1,004
Italy	756	634
Japan	10,594	804
Korea	3,429	1,020
Malaysia	5,014	8
Netherlands	222	—
Portugal	101	508
Singapore	4,580	4,489
Spain	1,085	1,301
South Africa	623	911
Taiwan	5,063	1,645
Thailand	2,476	2,162
All other	4,431	5,138

Total international	75,202	42,454

Total net sales	$105,712	$71,376

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Long-lived asset information is the following:

	March 31,	December 31,
(In thousands)	2011	2010
Long-lived tangible assets:
United States	$4,552	$4,654
People’s Republic of China	75,002	75,053
All other countries	3,797	3,854

Total	$83,351	$83,561

Note 14: Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the three months ended March 31, 2011 and 2010 is the following:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Cost of sales	$9	$14
Research and development	92	138
Selling, general and administrative	931	1,033

Stock-based compensation expense before income taxes	$1,032	$1,185

Selling, general and administrative expense also includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million for each of the three months ended March 31, 2011 and 2010. Selling, general and administrative expense includes stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million for each of the three months ended March 31, 2011 and 2010.
The income tax benefit from the recognition of stock-based compensation for the three months ended March 31, 2011 and 2010 was $0.4 million and $0.4 million, respectively.
Stock Options
During the three months ended March 31, 2011 the Compensation Committee and Board of Directors granted 15,000 stock options to our employees with an aggregate grant date fair value of $0.2 million under the 2006 stock incentive plan. The stock options granted to employees during 2011 consisted of the following:
(In thousands, except share amounts)

	Number of	Grant
	Shares	Date
Stock Option	Underlying	Fair
Grant Date	Options	Value	Vesting Period
January 26, 2011	15,000	$192	4 -Year Vesting Period (25% each quarter)

	15,000	$192

During the year ended March 31, 2011 we recognized $6 thousand of pre-tax stock-based compensation expense related to our 2011 stock option grants.
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended
	March 31,
	2011	2010
Weighted average fair value of grants(1)	$12.78	$11.35
Risk-free interest rate	2.04%	2.37%
Expected volatility	52.04%	50.01%
Expected life in years	5.04	4.95

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

Stock option activity during the three months ended March 31, 2011 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(thousands)	Price	(In years)	$ (thousands)
Outstanding on December 31, 2010	1,525	$18.78
Granted	15	27.22
Exercised	(8)	12.99		$112
Forfeited/cancelled/expired	(3)	27.35

Outstanding on March 31, 2011	1,529	$18.87	5.19	$16,376

Vested and expected to vest on March 31, 2011	1,510	$18.82	5.14	$16,248
Exercisable on March 31, 2011	1,189	$17.99	4.37	$13,781
The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on March 31, 2011. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the first quarter of 2011 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010, was $0.1 million and $0.1 million, respectively.
At March 31, 2011, there was $2.0 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.4 years.
Restricted Stock
Non-vested restricted stock award activity during the three months ended March 31, 2011 (including restricted stock issued to directors as described in Note 11) was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(thousands)	Fair Value
Non-vested on December 31, 2010	195	$17.30
Granted	—	—
Vested	(31)	14.61
Forfeited	(1)	16.19

Non-vested on March 31, 2011	163	$17.82

At March 31, 2011, we expect to recognize $2.3 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 1.6 years.
See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 15: Other (Expense) Income, Net
The components of other (expense) income, net for the three months ended March 31, 2011 and 2010 are the following:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net (loss) gain on foreign currency exchange transactions	$(387)	$40
Other income	353	3

Other (expense) income, net	$(34)	$43

Note 16: Earnings Per Share
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
In the computation of diluted earnings per common share for the three months ended March 31, 2011 and 2010, we have excluded 378,232 and 419,010 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended March 31, 2011 and 2010, we have excluded 1,476 and 200,510 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
Basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, are calculated as follows:

	Three Months Ended
	March 31,
(In thousands, except per-share amounts)	2011	2010
BASIC
Net income	$1,827	$1,836

Weighted-average common shares outstanding	14,976	13,700

Basic earnings per share	$0.12	$0.13

DILUTED
Net income	$1,827	$1,836

Weighted-average common shares outstanding for basic	14,976	13,700
Dilutive effect of stock options and restricted stock	407	393

Weighted-average common shares outstanding on a diluted basis	15,383	14,093

Diluted earnings per share	$0.12	$0.13

Note 17: Derivatives
Derivatives Measured at Fair Value on a Recurring Basis
We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange rate fluctuations may have on our foreign currency denominated receivables, payables, cash flows and reported income. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.
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
We have determined that the fair value of our derivatives is derived from level 2 inputs in the fair value hierarchy. See Note 2 under the captions Derivatives and Fair-Value Measurements in our Annual Report on Form 10-K for further information concerning the accounting principles and valuation methodology utilized.

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis on March 31, 2011:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(In thousands)		Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contracts	$30	$—	$30	$—

	$30	$—	$30	$—

We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $0.3 million and a net pre-tax loss of $0.03 million for the three months ended March 31, 2011 and 2010, respectively.
Futures Contracts
We held one USD/Euro futures contract with a notional value of $5.0 million and a forward rate of $1.4116 USD/Euro on March 31, 2011. We held the Euro position on this contract, which settled on April 8, 2011. The gain on this contract as of March 31, 2011 was $30 thousand and was included in prepaid expenses and other current assets. This contract was settled at a gain of $66 thousand resulting in a gain of $36 thousand in April 2011.
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
Note 18: Business Combination
Enson Assets Limited
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into a stock purchase agreement with CG International Holdings Limited (“CG”) to acquire all of the issued shares in the capital of Enson Assets Limited (“Enson”) for total consideration of approximately $125.9 million. This transaction closed on November 4, 2010. The consideration consisted of $95.1 million in cash and 1,460,000 of newly issued shares of UEI common stock. A total of $5.0 million of the purchase price was held back at the closing to provide for any additional payments required by CG as a result of Enson’s failure to meet both a net asset target and an earnings target (see “Contingent Consideration” below) and also to support indemnification claims that could be made by us within one year following the closing of this acquisition. We have included the $5.0 million that was held back in the purchase price allocation, since it is probable that we will owe the full amount to CG. The $5.0 million is included in our other accrued liabilities balance at March 31, 2011 and December 31, 2010.
Consideration
The sources of the consideration were the following:

(In thousands)		Percentage of
Source Description	Amount	Consideration
Existing cash and cash equivalents	$54,138	43.0%
Funds from new U.S. Bank Secured Term Loan (see Note 6)	35,000	27.8
Funds from new U.S. Bank Secured Revolving Credit Line (see Note 6)	6,000	4.8
Newly issued shares of Universal Electronics Inc. common stock	30,762	24.4

	$125,900	100%

Contingent Consideration
Net Asset Target on November 3, 2010
To the extent that Enson’s net assets were less than $68.5 million on November 3, 2010, CG would have had to pay us the difference, plus interest. To the extent that the Enson net assets were greater than $68.5 million we would pay CG the difference, plus interest. This calculation was finalized during the first quarter of 2011 when the auditor issued their report on Enson’s November 3, 2010 Statement of Net Assets. On November 3, 2010, Enson’s net assets, as defined by the stock purchase agreement, were $68.6 million. As such, the total consideration and the goodwill recognized to acquire Enson increased $0.1 million from December 31, 2010 to March 31, 2011. On May 5, 2011, we received a Dispute Notice from CG, pursuant to the Stock Purchase Agreement, outlining their disagreement with certain tax estimates included within Enson’s Statement of Net Assets on November 3, 2010. We disagree with CG; however, depending on the ultimate resolution of this dispute, the total purchase consideration and goodwill recognized within the Enson purchase price allocation may increase by up to $1.5 million.
Earnings Target for the Twelve Months Ending March 31, 2011
To the extent that Enson’s earnings for the twelve months ended March 31, 2011 are less than $16.2 million, CG will have to pay us an amount equal to the product of (a) the difference between Enson’s earnings and $16.2 million, multiplied by (b) one and one half, plus interest. CG is required to make this payment within five business days of the issuance of the auditor’s report on Enson’s accounts.
For the purposes of this calculation, Enson’s earnings are defined as Enson’s consolidated profit before tax for the twelve months ending March 31, 2011 excluding certain agreed upon adjustments, including without limitation, the following items: profit related to UEIC sales, investment income, other income, other expenses, other gains and losses, and interest expenses.
On the date of this filing, the auditors have not yet issued their report on Enson’s accounts; however, we do not anticipate that any amounts will be owed by CG.
Acquisition Costs
We recognized $0.7 million of total acquisition costs related to the Enson transaction in selling, general and administrative expenses during the quarter ended December 31, 2010. The acquisition costs consisted primarily of legal and investment banking services.
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
Preliminary Purchase Price Allocation
Under the acquisition method of accounting, the acquisition date fair value of the consideration transferred is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Management’s preliminary purchase price allocation on November 4, 2010 (the Enson acquisition date) is the following:

	Weighted
	Average	Preliminary
(in thousands)	Estimated Lives	Fair Value
Cash & cash equivalents		$20,866
Inventories		23,469
Accounts receivable		37,625
Prepaid expenses and other current assets		738
Property, plant and equipment	20 years	66,644
Deferred income taxes		2,619
Other assets		3,409
Interest bearing liabilities		(4,227)
Non-interest bearing liabilities		(67,879)

Net tangible assets acquired		83,264
Customer relationships	10 years	23,300
Trademark and trade name	10 years	2,000
Goodwill		17,336

Total estimated purchase price		$125,900

Management’s preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions that are subject to change. During the measurement period, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period can extend as long as one year from the acquisition date. We have made two adjustments to the preliminary purchase price allocation since December 31, 2010. We increased the purchase consideration and goodwill by $0.1 million as a result of the issuance of the auditor’s report on Enson’s November 3, 2010 Statement of Net Assets (see “Net Asset Target on November 3, 2010” above), and we increased goodwill and decreased the deferred income taxes acquired by $0.4 million as a result of certain deferred tax assets not expected to be realized. We are currently evaluating the results of the earnings target as defined in the stock purchase agreement; however, we do not believe this will result in an adjustment to the preliminary purchase price accounting. In addition, on May 5, 2011, we received a Dispute Notice from CG, pursuant to the Stock Purchase Agreement, outlining their disagreement with certain tax estimates included within Enson’s Statement of Net Assets on November 3, 2010. We disagree with CG; however, depending on the ultimate resolution of this dispute, the total purchase consideration and goodwill recognized within the Enson purchase price allocation may increase by up to $1.5 million.
Intangible Assets Subject to Amortization
Of the total estimated purchase price, $83.3 million has been allocated to net tangible assets acquired, $17.3 million has been allocated to goodwill, and $25.3 million has been allocated to identifiable intangible assets acquired. The identified intangible assets consist of $23.3 million assigned to customer relationships and $2.0 million assigned to trademark and trade name. UEI expects to amortize the fair value of Enson’s customer relationships on a straight-line basis over an estimated life of 10 years. UEI expects to amortize the value of Enson’s trademark and trade name on a straight-line basis over an estimated life of ten years. The customer relationships and trademark and trade name amortization will not be deductible for tax purposes.
Goodwill
Goodwill represents the excess of the purchase consideration over the estimated fair value of identifiable tangible and intangible assets acquired. Goodwill from this transaction of $17.3 million will not be amortized, but will be analyzed for impairment on at least an annual basis in accordance with U.S. GAAP. We review our goodwill for impairment annually on December 31 and whenever events or changes in circumstances indicate that an impairment loss may have occurred. Of the total goodwill recorded, none is expected to be deductible for tax purposes.
Pro forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of the Enson acquisition as if this transaction occurred at the beginning of the period indicated.
Pro forma results were as follows for the three months ended March 31, 2010:

(in thousands, except per share information)
Revenue:	$102,079
Net income:	$2,892
Basic and diluted net income per share:
Basic	$0.19
Diluted	$0.19

The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the date presented, and should not be taken as a projection of the future consolidated results of our operations.
Adjustments to reduce net income of $3.7 million for the quarter ended March 31, 2010 have been made to the combined results of operations for the quarter ended March 31, 2010. These adjustments reflect primarily acquisition costs, interest on the term loan and line of credit, amortization of acquired intangible assets, amortization and depreciation of the fair value adjustments to prepaid land and property, plant, and equipment. All adjustments have been made net of their related tax effects.

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
Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 538,000 individual device functions and over 4,300 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We operate as one business segment. We have twenty-four subsidiaries located in Argentina, Cayman Islands, France, Germany (2), Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People’s Republic of China (3) and the United Kingdom.
To recap our results for the three months ended March 31, 2011:
•	Our net sales grew 48.1% from $71.4 million for the three months ended March 31, 2010 to $105.7 million for the three months ended March 31, 2011, due primarily to the acquisition of Enson Assets Limited in November 2010, which added $37.1 million in revenue in the first quarter of 2011.
•	Our operating income for the first three months of 2011 decreased 5.7% to $2.5 million from $2.7 million in the first three months of 2010. Our operating margin percentage decreased from 3.8% in the first three month of 2010 to 2.4% in the first three months of 2011 due primarily to the decrease in our gross margin percentage from 30.9% in the first three months of 2010 to 26.1% in the first three months of 2011. The decrease in our gross margin rate was due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin Business category. This shift in sales composition was expected as a result of our recent acquisition of Enson Assets Limited, which sells exclusively within our Business category; however, towards the latter part of the first quarter, certain customers continued to substitute lower margin products for higher margin products which was beyond what we expected. In addition, in the first quarter of 2011, we experienced a temporal shortage of labor at our factories in China which resulted in manufacturing inefficiencies and fewer than expected units produced internally versus by third party manufacturers. Partially offsetting the decrease in our gross margin percentage was an improvement in operating expenses. Operating expenses as a percentage of revenue decreased from 27.1% for the three months ended March 31, 2010 to 23.7% of revenue for the three months ended March 31, 2011.
Our business objectives for 2011 include the following:
•	continue to integrate Enson Assets Limited;
•	decrease third party supplier purchases and increase Enson’s utilization of its existing factories;
•	place more operations, logistics, quality, program management, engineering, sales, and marketing personnel in the Asia region;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;
•	increase our share with existing customers;
•	acquire new customers in historically strong regions; and
•	continue to develop industry-leading technologies and products with higher gross margins in order to improve profitability.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.
Recent Accounting Pronouncements
See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.
Results of Operations
Our results of operations as a percentage of net sales for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Net sales	100%	100%
Cost of sales	73.9	69.1

Gross profit	26.1	30.9
Research and development expenses	3.1	3.9
Selling, general and administrative expenses	20.6	23.2

Operating expenses	23.7	27.1
Operating income	2.4	3.8
Interest (expense) income, net	(0.1)	0.1
Other (expense) income, net	(0.0)	0.1

Income before provision for income taxes	2.3	4.0
Provision for income taxes	(0.6)	(1.4)

Net income	1.7%	2.6%

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010:
Net sales by our Business and Consumer lines for the three months ended March 31, 2011 and 2010 were the following:

	2011		2010
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$95.3	90.2%	$60.2	84.4%
Consumer	10.4	9.8%	11.2	15.6%

Total net sales	$105.7	100.0%	$71.4	100.0%

Overview
Net sales for the first quarter of 2011 were $105.7 million, an increase of 48.1% compared to $71.4 million for the first quarter of 2010. Net income for the first quarter of 2011 was $1.8 million or $0.12 per diluted share compared to $1.8 million or $0.13 per diluted share for the first quarter of 2010.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 90% of net sales in the first three months of 2011 compared to approximately 84% in the first three quarters of 2010. Net sales in our business lines for the three months ended March 31, 2011 increased by approximately 58% to $95.3 million from $60.2 million in the first three months of 2010. This increase in net sales resulted primarily from our November 2010 acquisition of Enson Assets Limited, which contributed $37.1 million in sales during the first three months of 2011.
Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 10% of net sales for the first three months of 2011 compared to approximately 16% for 2010. Net sales in our Consumer lines during the first three months of 2011 decreased by 7% to $10.4 million from $11.2 million during the same period in 2010. Net sales in North American retail decreased by $0.8 million, or 55%, from $1.5 million in the first three months of 2010 to $0.7 million during the first three months of 2011. In addition, our custom installer sales decreased by $1.0 million, from $1.1 million during the first three months of 2010 to $0.1 million during the first three months of 2011. Partially offsetting these decreases was a $1.0 million increase in international retail sales, from $8.6 million during the first three months of 2010 to $9.6 million during the first three months of 2011. The increase in international retail sales was driven primarily by improved market conditions, particularly within the United Kingdom.
Gross profit for the first three months of 2011 was $27.6 million compared to $22.1 million during the first three months of 2010. Gross profit as a percent of sales decreased to 26.1% during the first three months of 2011 from 30.9% during the first three months of 2010, due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin Business category. This shift in sales composition was expected as a result of our recent acquisition of Enson Assets Limited, which sells exclusively within our Business category; however, towards the latter part of the first quarter, certain customers continued to substitute lower margin products for higher margin products which was beyond what we expected. In addition, in the first quarter of 2011, we experienced a temporal shortage of labor at our factories in China which resulted in manufacturing inefficiencies and fewer than expected units produced internally versus by third party manufacturers.
Research and development expenses increased 18% from $2.8 million during the first quarter of 2010 to $3.3 million during the first quarter of 2011. The increase is primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new products and technologies.
Selling, general and administrative (SG&A) expenses increased 31% from $16.6 million during the first quarter of 2010 to $21.8 million during the first quarter of 2011. SG&A expenses for the first quarter of 2011 include $4.7 million of operating expenses from the newly acquired Enson Assets Limited, including $0.6 million of intangibles’ amortization as a result of the aforementioned acquisition.. Additionally, professional service expense increased $0.4 million, mainly related to the acquisition and integration of Enson Assets Limited.

During the first quarter of 2011, we recorded $85 thousand of net interest expense compared to $83 thousand of net interest income during the first quarter of 2010.
During the first quarter of 2011, net other expense was $34 thousand as compared to net other income of $43 thousand during the first quarter of 2010, which was driven by foreign exchange fluctuations.
We recorded income tax expense of $0.6 million during the first quarter of 2011 compared to $1.0 million during the first quarter of 2010. Our effective tax rate was 24.4% for the first quarter of 2011 compared to 34.7% for the first quarter of 2010. The decline in our effective tax rate is due primarily to earning a higher percentage of income in lower tax rate jurisdictions, largely as a result of our acquisition of Enson Assets Limited during November 2010.
Liquidity and Capital Resources
Sources and Uses of Cash:

	Three months ended	Increase/(Decrease)	Three months ended
(In thousands)	March 31, 2011	in cash	March 31, 2010
Net cash provided by operating activities	$286	$(4,647)	$4,933
Net cash (used for) provided by investing activities	(2,759)	(50,345)	47,586
Net cash used for financing activities	(7,312)	(6,208)	(1,104)
Effect of exchange rate changes on cash	624	1,623	(999)

(In thousands)	March 31, 2011	Increase/(Decrease)	December 31, 2010
Cash and cash equivalents	$45,088	$(34,344)	$79,432
Working capital	72,013	(55,485)	127,498
Net cash provided by operating activities decreased by $4.6 million from $4.9 million during the first three months of 2010 to $0.3 million during the first three months of 2011. This decrease is due primarily to us making significant payments to our raw material and finished goods suppliers in the first quarter of 2011. In addition, we remitted tax payments in the first quarter of 2011 that exceeded our first quarter tax expense. Partially offsetting these decreases in cash flows from operations was a significant decrease in accounts receivable reflecting strong collections in the first quarter of 2011. Also, depreciation and amortization expense increased significantly as a result of the acquisition of Enson Assets Limited.
Net cash (used for) provided by investing activities decreased by $50.3 million from cash inflows of $47.6 million during the first three months of 2010 to cash outflows of $2.8 million during the first three months of 2011. The decrease in cash provided by investing activities was primarily driven by the maturity of a term deposit during the three months ended March 31, 2010, which resulted in cash inflows of $49.2 million compared to $0 during the three months ended March 31, 2011. In addition, cash outflows to purchase equipment, furniture and fixtures were $2.3 million for the three months ended March 31, 2011, compared to cash outflows of $1.2 million recorded during the three months ended March 31, 2010. The increase in cash used to purchase equipment, furniture and fixtures was primarily driven by our capacity expansion at the Yang Zhou factory and the construction of our new assembly plant in Brazil.
Net cash used for financing activities increased by $6.2 million from cash outflows of $1.1 million during the first three months of 2010 to cash outflows of $7.3 million during the first three months of 2011. The increase in cash used for investing activities was driven primarily by our repayment of $7.2 million on our term loan with U.S. Bank, offset by a $1.0 million decrease in the cash used to repurchase shares of our common stock during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.
During the first three months of 2011 we repurchased 13,222 shares of our common stock for $0.4 million compared to our repurchase of 58,250 shares of our common stock for $1.4 million during the first three months of 2010. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.

On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. At March 31, 2011, we have purchased 486,348 shares of our common stock, leaving 513,652 shares available for purchase under this authorization.
Contractual Obligations
On March 31, 2011, our contractual obligations were $5.5 million compared to $4.3 million reported in our Annual Report on Form 10-K as of December 31, 2010. The following table summarizes our contractual obligations on March 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$3,552	$1,897	$1,565	$90	$—
Purchase obligations(1)	1,924	1,924	—	—	—

Total contractual obligations	$5,476	$3,821	$1,565	$90	$—

(1)	Purchase obligations include contractual payments to purchase tooling assets.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We believe our current cash balances and anticipated cash flow generated from operations are sufficient to cover cash outlays expected for at least the next twelve months.
We are able to supplement this near-term liquidity, if necessary, with credit line facilities made available by various foreign and domestic financial institutions. Our liquidity is subject to various risks including the market risks identified in the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 3.

	March 31,	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$45,088	$54,249
Total debt	27,800	35,000
Available borrowing resources	33,760	33,766
On March 31, 2011, we had an outstanding balance of $27.8 million related to our U.S. Bank 1-year term loan facility. Our term loan, along with our line of credit and available cash, was utilized to finance the acquisition of Enson Assets Limited and to pay related transaction costs, fees, and expenses. Amounts paid or prepaid on the term loan may not be re-borrowed. The minimum principal payments for the term loan are $2.2 million each quarter. The remaining principal and interest payments are due on July 5, and October 5 of 2011. In addition, a final payment equal to the unpaid principal balance plus accrued interest is due on the term loan maturity date. The term loan maturity date is November 1, 2011.
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

On March 31, 2011, we had approximately $5.5 million, $11.2 million, $26.2 million, $1.4 million and $0.8 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and Brazil, respectively. On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and Brazil, respectively.
For further information regarding our credit facilities, see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”
Off Balance Sheet Arrangements
Other than the contractual obligations disclosed above, we do not participate in any off balance sheet arrangements.
Factors That May Affect Financial Condition and Future Results
Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our 2010 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the following:
•	the failure of our markets or customers to continue growing and expanding in the manner we anticipated;
•	our inability to attract and retain quality workforce at adequate levels in all regions of the world, particularly Asia;
•	the effects that product mix ordered and required by our customers have on our margins;
•	the effects that product ordering patterns by our customers have on our manufacturing capacities;
•	the effects of natural or other events beyond our control, including the effects of earthquakes, Tsunamis, wars or terrorist activities may have on us, the economy or our customers, including most particularly the effects of the recent earthquake and subsequent Tsunami that impacted Japan;
•	the effects of the recent earthquake and subsequent Tsunami on Japan, its economy, and our vendors and customers doing business and/or residing in Japan;
•	the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, and cellular industries not materializing or growing as we believed;
•	the failure to successfully integrate the operations of Enson Assets Limited and its subsidiaries (“Enson”), into our pre-existing operations;
•	the failure of Enson to perform in accordance with our expectations;

•	our inability to obtain orders or maintain our order volume with new and existing customers;
•	our inability to add profitable complementary products which are accepted by the marketplace;
•	our inability to continue selling our products or licensing our technologies at higher or profitable margins;
•	our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts;
•	the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price;
•	our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis;
•	our inability to successfully integrate any strategic business transaction; and
•	other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. We may withdraw either U.S. dollars or foreign currencies from our credit facilities. Our market risk exposures in connection with the debt are primarily U.S. dollar LIBOR-based floating interest. On March 31, 2011, we had an outstanding balance of $27.8 million related to our U.S. Bank 1-year term loan facility. The term loan maturity date is November 1, 2011. Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At March 31, 2011, the 12-month LIBOR plus the fixed margin was 2.6% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
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
Foreign Currency Exchange Rate Risk
At March 31, 2011, we had wholly owned subsidiaries in the People’s Republic of China, Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the three months ended March 31, 2011 were the Euro, British Pound and Chinese Yuan Renminbi. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2011, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, and Singapore dollar relative to the U.S. dollar fluctuate 10% from March 31, 2011, net income and total cash flows in the second quarter of 2011 will fluctuate by approximately $2.7 million and $4.2 million, respectively.
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
Our management has excluded Enson Assets Limited from its assessment of internal control over financial reporting as of March 31, 2011 because they were acquired during the fourth quarter of 2010. Enson Assets Limited is a subsidiary whose total assets and total net sales represent 53% and 35%, respectively, of the related consolidated financial statement amounts as of and for the three months ended Mach 31, 2011.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth above under Note 10 — Commitments and Contingencies — Litigation contained in the “Notes to the Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 12 through 22 of the Company’s 2010 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. At March 31, 2011, we have purchased 486,348 shares of our common stock, leaving 513,652 shares available for purchase under this authorization. Repurchase information for the first quarter of 2011 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2011 – January 31, 2011	6,287	$29.30	N/A	N/A
February 1, 2011 – February 28, 2011	114	26.40	N/A	N/A
March 1, 2011 – March 31, 2011	6,821	26.95	N/A	N/A

Total First Quarter 2011	13,222	$28.06	N/A	N/A

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	Universal Electronics Inc.
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