Form 10-Q
period 2011-06-30
UNIVERSAL ELECTRONICS INC
filed 2011-08-09
CIK 101984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,957,310 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 4, 2011.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$37,900	$54,249
Accounts receivable, net	87,733	86,304
Inventories, net	76,497	65,402
Prepaid expenses and other current assets	2,855	2,582
Deferred income taxes	6,195	5,896

Total current assets	211,180	214,433
Property, plant, and equipment, net	78,395	78,097
Goodwill	31,033	30,877
Intangible assets, net	34,358	35,994
Other assets	5,365	5,464
Deferred income taxes	7,479	7,806

Total assets	$367,810	$372,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,705	$56,086
Notes payable	20,600	35,000
Accrued sales discounts, rebates and royalties	6,135	7,942
Accrued income taxes	2,283	5,873
Accrued compensation	29,681	30,634
Deferred income taxes	49	—
Other accrued expenses	12,682	13,295

Total current liabilities	131,135	148,830
Long-term liabilities:
Deferred income taxes	11,547	11,369
Income tax payable	1,212	1,212
Other long-term liabilities	5	56

Total liabilities	143,899	161,467

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,029,169 and 20,877,248 shares issued on June 30, 2011 and December 31, 2010, respectively	210	209
Paid-in capital	170,788	166,940
Accumulated other comprehensive income (loss)	3,704	(489)
Retained earnings	142,018	134,070

	316,720	300,730

Less cost of common stock in treasury, 6,048,261 and 5,926,071 shares on June 30, 2011 and December 31, 2010, respectively	(92,809)	(89,526)

Total stockholders’ equity	223,911	211,204

Total liabilities and stockholders’ equity	$367,810	$372,671

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$121,746	$78,892	$227,458	$150,268
Cost of sales	86,802	51,467	164,935	100,779

Gross profit	34,944	27,425	62,523	49,489

Research and development expenses	3,157	2,488	6,414	5,257
Selling, general and administrative expenses	23,477	17,621	45,264	34,229

Operating income	8,310	7,316	10,845	10,003
Interest (expense) income, net	(69)	17	(154)	100
Other (expense) income, net	(384)	(21)	(418)	22

Income before provision for income taxes	7,857	7,312	10,273	10,125
Provision for income taxes	(1,736)	(2,535)	(2,325)	(3,512)

Net income	$6,121	$4,777	$7,948	$6,613

Earnings per share:
Basic	$0.41	$0.35	$0.53	$0.48

Diluted	$0.40	$0.34	$0.52	$0.47

Shares used in computing earnings per share:
Basic	15,025	13,601	15,000	13,650

Diluted	15,407	13,929	15,395	14,011

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months Ended
	June 30,
	2011	2010
Cash provided by operating activities:
Net income	$7,948	$6,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,588	3,079
Provision for doubtful accounts	237	747
Provision for inventory write-downs	2,099	1,450
Deferred income taxes	645	33
Tax benefit from exercise of stock options and vested restricted stock	374	109
Excess tax benefit from stock-based compensation	(344)	(103)
Shares issued for employee benefit plan	396	375
Stock-based compensation	2,085	2,532

Changes in operating assets and liabilities:
Accounts receivable	262	3,872
Inventories	(11,409)	(6,368)
Prepaid expenses and other assets	(78)	307
Accounts payable and accrued expenses	(2,514)	2,992
Accrued income taxes	(3,696)	(1,909)

Net cash provided by operating activities	4,593	13,729

Cash (used for) provided by investing activities:
Term deposit	—	49,246
Acquisition of property, plant, and equipment	(5,554)	(3,041)
Acquisition of intangible assets	(513)	(749)

Net cash (used for) provided by investing activities	(6,067)	45,456

Cash used for financing activities:
Payment of debt	(14,400)	—
Proceeds from stock options exercised	1,212	257
Treasury stock purchased	(3,500)	(7,308)
Excess tax benefit from stock-based compensation	344	103

Net cash used for financing activities	(16,344)	(6,948)

Effect of exchange rate changes on cash	1,469	(2,415)

Net (decrease) increase in cash and cash equivalents	(16,349)	49,822

Cash and cash equivalents at beginning of period	54,249	29,016

Cash and cash equivalents at end of period	$37,900	$78,838

Supplemental Cash Flow Information — We had net income tax payments of $6.4 million and $5.6 million during the six months ended June 30, 2011 and 2010, respectively. We had interest payments of $0.2 million and $0 during the six months ended June 30, 2011 and 2010, respectively.
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
Our results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, impairment of long-lived assets, intangible assets and goodwill, income taxes, accrued compensation and stock-based compensation expense. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments and assumptions may be adjusted as more information becomes available. Any adjustment may be material.
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a summary of our significant accounting policies.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated results of operations and financial condition.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.

This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to our consolidated financial position or results of operations.
Recently Adopted Accounting Pronouncements
During January 2010, the FASB issued ASU No. 2010-6 to improve the disclosure and transparency of fair value measurements. These amendments clarify the level of disaggregation required, and the necessary disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments in the update are effective prospectively for interim and annual periods beginning on or after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. We adopted the portion of this ASU that was effective beginning on or after December 15, 2010, beginning January 1, 2011. The adoption of this ASU did not have a material effect on our consolidated results of operations and financial condition.
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
Note 2: Cash and Cash Equivalents
Our cash and cash equivalents that were accounted for at fair value on a recurring basis on June 30, 2011 were the following:

	June 30, 2011				December 31, 2010
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$37,900	$—	$—	$37,900	$54,249	$—	$—	$54,249
On June 30, 2011, we had approximately $5.8 million, $7.8 million, $23.0 million, $0.4 million and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively. On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.
See Note 2 under the caption Cash, Cash Equivalents, and Term Deposit in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 3: Accounts Receivable, net and Revenue Concentrations
Accounts receivable, net consisted of the following on June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Trade receivables, gross	$89,224	$88,485
Allowance for doubtful accounts	(1,105)	(878)
Allowance for sales returns	(726)	(1,366)

Trade receivables, net	87,393	86,241
Other receivables	340	63

Accounts receivable, net	$87,773	$86,304

Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts during the three and six months ended June 30, 2011 and 2010 were the following:

	Balance at	Additions		Balance at
(In thousands)	Beginning of	to Costs and	(Write-offs)/	End of
Description	Period	Expenses	FX Effects	Period
Valuation account for trade receivables
Three months ended June 30, 2011	$868	$231	$6	$1,105
Three months ended June 30, 2010	$2,387	$585	$(237)	$2,735
Changes in the allowance for doubtful accounts during the six months ended June 30, 2011 and 2010 were the following:

	Balance at	Additions		Balance at
(In thousands)	Beginning of	to Costs and	(Write-offs)/	End of
Description	Period	Expenses	FX Effects	Period
Valuation account for trade receivables
Six months ended June 30, 2011	$878	$238	$(11)	$1,105
Six months ended June 30, 2010	$2,423	$715	$(403)	$2,735
Sales Returns
The allowance for sales returns balance at June 30, 2011 and December 31, 2010 contained reserves for items returned prior to year-end, but were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.7 million and $0.9 million on June 30, 2011 and December 31, 2010, respectively. The value of these returned goods was included in our inventory balance at June 30, 2011 and December 31, 2010.
Significant Customers
During the six months ended June 30, 2011, we had net sales to one significant customer which totaled to more than 10% of our net sales. During the three and six months ended June 30, 2010, we had net sales to two significant customers, that when combined with their subcontractors, each totaled to more than 10% of our net sales as follows:

	Three Months Ended June 30,
	2011		2010
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	—	—	$8,674	11.0%
Customer B	—	—	$11,910	15.1%

	Six Months Ended June 30,
	2011		2010
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	—	—	$19,170	12.8%
Customer B	—	—	$19,916	13.3%
Customer C	$26,906	11.8%	—	—

Trade receivables with these customers were the following on June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		% of Accounts		% of Accounts
	$ (thousands)	Receivable, Net	$ (thousands)	Receivable, Net
Customer A	$8,732	10.0%	$9,481	11.0%
Customer B	—	—	$4,786	5.5%
Customer C	$9,104	10.4%	—	—
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
Note 4: Inventories, net and Significant Suppliers
Inventories, net consisted of the following on June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Raw materials	$19,262	$15,864
Components	16,397	10,358
Work in process	2,833	2,885
Finished goods	40,530	38,430
Reserve for excess and obsolete inventory	(2,525)	(2,135)

Inventories, net	$76,497	$65,402

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory during the three months ended June 30, 2011 and 2010 were composed of the following:

		Additions
	Balance at	Charged to			Balance at
(In thousands)	Beginning of	Costs and	Sell	Write-offs/	End of
Description	Period	Expenses(1)	Through(2)	FX Effects	Period
Reserve for excess and obsolete inventory:
Three Months Ended June 30, 2011	$2,272	$960	$(296)	$(411)	$2,525
Three Months Ended June 30, 2010	$1,928	$846	$(310)	$(503)	$1,961
Changes in the reserve for excess and obsolete inventory during the six months ended June 30, 2011 and 2010 were composed of the following:

		Additions
	Balance at	Charged to			Balance at
(In thousands)	Beginning of	Costs and	Sell	Write-offs/	End of
Description	Period	Expenses(1)	Through(2)	FX Effects	Period
Reserve for excess and obsolete inventory:
Six Months Ended June 30, 2011	$2,135	$1,749	$(607)	$(752)	$2,525
Six Months Ended June 30, 2010	$1,750	$1,605	$(423)	$(971)	$1,961

(1)	The additions charged to costs and expenses does not include inventory directly written-off that was scrapped during production totaling $0.3 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)	This column represents the gross book value of inventory items sold during the period that had been previously written down to zero net book value. Sell through is the result of differences between our judgment concerning the salability of inventory items during the excess and obsolete inventory review process and our subsequent experience.
Inventory write-downs for excess and obsolescence are a normal part of our business and result primarily from product life cycle estimation variances.
See Note 2 under the caption Inventories in our Annual Report on Form 10-K for further information regarding our accounting principles.

Significant Suppliers
We purchase integrated circuits, used principally in our wireless control products, from two main suppliers. The total purchased from one of these suppliers was greater than 10% of our total inventory purchases. Our purchases from three component and finished good suppliers each amounted to greater than 10% of our total inventory purchases for the three and six months ended June 30, 2010.
During the three months ended June 30, 2011 and 2010, the amounts purchased from these four suppliers were the following:

	Three Months Ended June 30,
	2011		2010
		% of Total		% of Total
		Inventory		Inventory
	$ (thousands)	Purchases	$ (thousands)	Purchases
Integrated circuit supplier	$9,206	11.6%	$7,053	14.6%
Component and finished good supplier A	—	—	10,761	22.2%
Component and finished good supplier B (1)	—	—	11,023	22.9%
Component and finished good supplier C	—	—	3,858	8.0%
During the six months ended June 30, 2011 and 2010, the amounts purchased from these four suppliers were the following:

	Six Months Ended June 30,
	2011		2010
		% of Total		% of Total
		Inventory		Inventory
	$ (thousands)	Purchases	$ (thousands)	Purchases
Integrated circuit supplier	$15,842	11.7%	$15,122	16.2%
Component and finished good supplier A	—	—	20,154	21.5%
Component and finished good supplier B (1)	—	—	18,590	19.9%
Component and finished good supplier C	—	—	9,878	10.5%
The total accounts payable to each of these suppliers on June 30, 2011 and December 31, 2010 were the following:

	June 30, 2011		December 31, 2010
		% of Accounts		% of Accounts
	$ (thousands)	Payable	$ (thousands)	Payable
Integrated circuit supplier	$3,578	6.0%	$3,731	6.7%
Component and finished good supplier A	—	—	9,172	16.4
Component and finished good supplier B(1)	—	—	—	—
Component and finished good supplier C	—	—	—	—

(1)	Component and finished good supplier B is Enson Assets Limited and its subsidiaries. See Note 18 for further information regarding our acquisition of Enson Assets Limited.
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

Related Party Vendor
We purchase certain printed circuit board assemblies (“PCBAs”) from a related party vendor. The vendor is considered a related party for financial reporting purposes because the Senior Vice President of Manufacturing of Enson Assets Limited (acquired November 3, 2010) owns 40% of this vendor. Our purchases from this vendor for the three and six months ended June 30, 2011 totaled approximately $2.2 million and $3.9 million, or 2.8% and 2.9% of total inventory purchases, respectively. Payable amounts outstanding to this vendor were approximately $1.8 million on June 30, 2011 and $1.6 million on December 31, 2010. Our payable terms and pricing with this vendor are consistent with the terms offered by other vendors in the ordinary course of business. The accounting policies that we apply to our transactions with our related party are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party vendor to ensure these purchases remain consistent with our business objectives.
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
The goodwill on June 30, 2011 and changes in the carrying amount of goodwill during the six months ended June 30, 2011 were the following:

(in thousands)
Balance at December 31, 2010	$30,877
Goodwill adjustments (1)	156

Balance at June 30, 2011	$31,033

(1)	The adjustment included in international goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.
Please see Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.

Intangible Assets, net
The components of intangible assets, net on June 30, 2011 and December 31, 2010 were the following:

	June 30, 2011			December 31, 2010
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$417	$(56)	$361	$384	$(51)	$333
Patents (10 years)	9,005	(4,926)	4,079	8,612	(4,589)	4,023
Trademarks and trade names (10 years) (2)	2,834	(700)	2,134	2,836	(565)	2,271
Developed and core technology (5-15 years)	3,500	(554)	2,946	3,500	(438)	3,062
Capitalized software development costs (1-2 years)	1,974	(1,422)	552	1,896	(1,165)	731
Customer relationships (10-15 years)(3)	26,325	(2,039)	24,286	26,349	(775)	25,574

Total carrying amount	$44,055	$(9,697)	$34,358	$43,577	$(7,583)	$35,994

(1)	This table excludes fully amortized intangible assets of $7.6 million and $7.6 million on June 30, 2011 and December 31, 2010, respectively.

(2)	As part of our acquisition of Enson Assets Limited during the fourth quarter of 2010, we purchased trademark and trade names valued at $2.0 million, which are being amortized ratably over ten years. Refer to Note 18 for further information regarding this purchase of trademark and trade names.

(3)	During the fourth quarter of 2010 as part of the Enson Assets Limited acquisition we purchased customer relationships valued at $23.3 million, which are being amortized ratably over ten years. Refer to Note 18 for further information regarding this purchase of these customer relationships.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption for the three and six months ended June 30, 2011 and 2010 is the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Cost of sales	$126	$109	$257	$225
Selling, general and administrative	954	312	1,895	623

Total amortization expense	$1,080	$421	$2,152	$848

Estimated future amortization expense related to our intangible assets on June 30, 2011, is the following:

(In thousands)
2011 (remaining 6 months)	$2,141
2012	4,146
2013	3,852
2014	3,814
2015	3,751
Thereafter	16,654

Total	$34,358

Intangibles Measured at Fair Value on a Nonrecurring Basis
We recorded impairment charges related to our intangible assets of $7 thousand and $8 thousand during the three and six months ended June 30, 2011. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2011 were comprised of the following:

Fair Value Measurement Using
Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
(In thousands)	Six Months Ended	Assets	Observable Inputs	Unobservable Inputs	Total
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Gains (Losses)
Patents, trademarks and trade names	$6,213	$—	$—	$6,213	$(8)
We disposed of four patents and eleven trademarks with an aggregate carrying amount of $8 thousand resulting in impairment charges of $8 thousand during the six months ended June 30, 2011. We disposed of one patent and eight trademarks with an aggregate carrying amount of $7 thousand during the six months ended June 30, 2010. The intangible assets disposed of during the six months ended June 20, 2011 and 2010 no longer hold any probable future economic benefits and were written-off.
See Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.
Note 6: Notes Payable
Notes payable on June 30, 2011 and December 31, 2010 were comprised of the following:

	Amount Outstanding
(In thousands)	June 30, 2011	December 31, 2010
U.S. Bank Term Loan Facility(1)	$20,600	$35,000

(1)	Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On June 30, 2011, the 1-month LIBOR plus the fixed margin was approximately 1.69% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.
Our total interest expense on borrowings was $0.2 million and $0 during the six months ended June 30, 2011 and 2010, respectively.
Note 7: Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $1.7 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively. Our effective tax rate was 22.1% and 34.7% during the three months ended June 30, 2011 and 2010, respectively. We recorded income tax expense of $2.3 million and $3.5 million for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate was 22.6% and 34.7% during the six months ended June 30, 2011 and 2010, respectively.
On June 30, 2011, we had gross unrecognized tax benefits of approximately $6.0 million, including interest and penalties, of which approximately $5.4 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.3 million within the next twelve months.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million on June 30, 2011 and December 31, 2010 are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On June 30, 2011, the open statutes of limitations in our significant tax jurisdictions are as follows: federal 2006 through 2010, state 2006 through 2010, and non-U.S. 2002 through 2010. On June 30, 2011, our gross unrecognized tax benefits of $6.0 million are classified as long term because we do not anticipate the payment of cash related to those unrecognized tax benefits within one year.
See Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 8: Accrued Compensation
The components of accrued compensation on June 30, 2011 and December 31, 2010 are listed below:

(in thousands)	June 30, 2011	December 31, 2010
Accrued social insurance(1)	$19,604	$20,360
Other accrued compensation	10,077	10,274

Total accrued compensation	$29,681	$30,634

(1)	Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the People’s Republic of China (“PRC”). This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to Social Security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2011 and December 31, 2010.
Note 9: Other Accrued Expenses
The components of other accrued expenses on June 30, 2011 and December 31, 2010 are listed below:

	June 30,	December 31,
(In thousands)	2011	2010
Accrued freight	$2,110	$1,350
Accrued professional fees	839	1,158
Accrued advertising and marketing	477	467
Deferred income taxes	—	57
Interest	100	99
Accrued third-party commissions	365	252
Accrued sales taxes and VAT	389	678
Tooling (1)	622	1,567
Utilities	311	340
Amount due to CG International Holdings Limited	5,138	5,138
Other	2,331	2,189

Total other accrued expenses	$12,682	$13,295

(1)	The tooling accrual balance relates to amounts capitalized within property, plant, and equipment, net on June 30, 2011 and December 31, 2010.
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
Product Warranties
Changes in the liability for product warranty claim costs are presented below:

		Accruals
		(Reductions) for	Settlements
	Balance at	Warranties	(in Cash or in	Balance at
(In thousands)	Beginning of	Issued During	Kind) During	End of
Description	Period	the Period	the Period	Period
Six Months Ended June 30, 2011	$71	$(27)	$(38)	$6
Six Months Ended June 30, 2010	$82	$(63)	$(11)	$8
Litigation
On July 15, 2011, we filed a lawsuit against in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies are infringing seventeen of our patent’s related to remote control technology. We have alleged that this complaint relates to multiple Logitech remote control products, including the Harmony H300, H650, H700, H900, One, H1100, Logitech Revue (for Google TV), Harmony remote apps for iOS and Android platforms, and other applications and/or programming for touch screen mobile devices. The Logitech companies have not yet answered our complaint.
There are no other pending legal proceedings to which we or any of our subsidiaries is a party or of which our respective property is the subject. However, as is typical in our industry and to the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. However, no assurances can be made as to the outcome of any of these matters, nor can we estimate the range of potential losses to us. In our opinion, final judgments, if any, which might be rendered against us in potential or pending litigation would not have a material adverse effect on our financial condition or results of operations. Moreover, we believe that our products do not infringe any third parties’ patents or other intellectual property rights.
We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.
Long-Term Incentive Plan
Our Compensation Committee awarded a discretionary cash bonus of $1.0 million, to be paid out quarterly during 2009 and 2010. The Compensation Committee made this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believed this bonus was in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. Each participant’s earned award vests in eight equal quarterly installments beginning June 30, 2009 and ending December 31, 2010. Approximately $0.3 million and 0.1 million was paid and expensed, respectively, during the six months ended June 30, 2010 to our executive management team. All amounts earned have been paid as of June 30, 2011 and December 31, 2010.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. On June 30, 2011 and December 31, 2010, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The India Plan was adequately funded as of June 30, 2011 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. On June 30, 2011, approximately 30% of our 130 employees in India had qualified for eligibility. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to 15 days salary for each year of service completed. The total amount of liability outstanding on June 30, 2011 and December 31, 2010 for the India Plan was not material. During the three and six months ended June 30, 2011 and 2010, the net periodic benefit costs were also not material.
Note 11: Treasury Stock
During the six months ended June 30, 2011 and 2010, we repurchased 137,190 and 355,254 shares of our common stock at a cost of $3.5 million and $7.3 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the six months ended June 30, 2011 and 2010, we issued 15,000 and 14,583 shares, respectively, to outside directors for services performed (see Note 14).
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2011, we have repurchased 610,316 shares of our common stock under this authorization, leaving 389,684 shares available for repurchase.
Note 12: Comprehensive Income
The components of comprehensive income are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net income	$6,121	$4,777	$7,948	$6,613
Other comprehensive income (loss)
Foreign currency translations (1)	1,494	(3,361)	4,193	(5,481)

Comprehensive income	$7,615	$1,416	$12,141	$1,132

(1)	The foreign currency translation gain of $4.2 million for the six months ended June 30, 2011 was due primarily to the weakening of the U.S. dollar against the Euro. The foreign currency translation loss of $5.5 million for the six months ended June 30, 2010 was due primarily to the strengthening of the U.S. dollar against the Euro. The U.S. dollar/Euro spot rate was 1.45 and 1.34 on June 30, 2011 and December 31, 2010, respectively, and 1.23 and 1.43 on June 30, 2010 and December 31, 2009, respectively.
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
Foreign Operations
Our sales by geographic area were the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net sales
United States	$30,912	$30,508	$61,422	$59,430
International:
People’s Republic of China	29,220	6,019	52,786	9,460
United Kingdom	5,610	12,829	11,529	24,680
Argentina	1,521	1,316	2,264	2,777
Australia	332	—	556	—
Brazil	1,919	400	2,414	644
Canada	2,659	3,108	5,217	6,627
France	1,255	823	2,108	1,282
Germany	1,466	1,824	3,126	3,586
Israel	800	714	1,610	1,718
Italy	540	320	1,296	954
Japan	10,681	1,166	21,275	1,970
South Korea	1,435	935	4,864	1,955
Malaysia	4,484	—	9,498	8
Netherlands	368	546	590	546
Portugal	699	1,203	800	1,711
Singapore	7,448	4,118	12,028	8,607
South Africa	1,755	2,149	2,378	3,060
Spain	968	1,278	2,053	2,579
Taiwan	6,283	2,118	11,346	3,763
Thailand	4,995	1,748	7,471	3,910
All other	6,396	5,770	10,827	11,001

Total international	90,834	48,384	166,036	90,838

Total net sales	$121,746	$78,892	$227,458	$150,268

Specific identification of the customer location was the basis used for attributing revenues from external customers to individual countries.
Long-lived asset information is the following:

	June 30,	December 31,
(In thousands)	2011	2010
Long-lived tangible assets:
United States	$4,231	$4,654
People’s Republic of China	75,663	75,053
All other countries	3,866	3,854

Total	$83,760	$83,561

Note 14: Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the three and six months ended June 30, 2011 and 2010 is the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Cost of sales	$2	$14	$11	$28
Research and development	44	105	136	243
Selling, general and administrative	1,007	1,228	1,938	2,261

Stock-based compensation expense before income taxes	$1,053	$1,347	$2,085	$2,532

Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0 and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, pre-tax stock-based compensation related to options granted to directors was $0.1 million and $0.2 million, respectively.
Selling, general and administrative expense also includes stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, stock-based compensation related to restricted stock awards granted to outside directors was $0.2 million and $0.3 million, respectively.
The income tax benefit from the recognition of stock-based compensation for the three months ended June 30, 2011 and 2010 was $0.3 million and $0.5 million, respectively. The income tax benefit from the recognition of stock-based compensation for the six months ended June 30, 2011 and 2010 was $0.7 million and $0.9 million, respectively.
Stock Options
During the six months ended June 30, 2011 the Compensation Committee and Board of Directors granted 107,600 stock options, including 92,600 to our Named Executive Officers, with an aggregate grant date fair value of $1.5 million under various stock incentive plans. The stock options granted to employees during 2011 consisted of the following:
(In thousands, except share amounts)

	Number of	Grant
	Shares	Date
Stock Option	Underlying	Fair
Grant Date	Options	Value	Vesting Period
January 26, 2011	15,000	$192	4-Year Vesting Period (25% each year)
April 6, 2011	92,600	$1,286	3-Year Vesting Period (8.33% each quarter)

	107,600	$1,478

During the six months ended June 30, 2011 we recognized $0.1 million of pre-tax stock-based compensation expense related to our 2011 stock option grants.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average fair value of grants(1)	$13.89	$—	$13.74	$11.35
Risk-free interest rate	2.33%	—	2.29%	2.37%
Expected volatility	52.28%	—	52.25%	50.01%
Expected life in years	5.03	—	5.03	4.95

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
Stock option activity during the six months ended June 30, 2011 was the following:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic Value
	(thousands)	Price	(In years)	$ (thousands)
Outstanding on December 31, 2010	1,525	$18.78
Granted	108	28.97
Exercised	(74)	16.36		$758
Forfeited/cancelled/ expired	(10)	20.46

Outstanding on June 30, 2011	1,549	$19.59	5.25	$9,989

Vested and expected to vest on June 30, 2011	1,531	$19.55	5.21	$9,943
Exercisable on June 30, 2011	1,207	$18.62	4.29	$8,807
The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on June 30, 2011. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the second quarter of 2011 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended June 30, 2011 and 2010, was $0.6 million and $0.04 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2011 and 2010, was $0.8 million and $0.1 million, respectively.
On June 30, 2011, there was $2.9 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.4 years.
Restricted Stock
During the six months ended June 30, 2011 the Compensation Committee and Board of Directors granted 43,900 restricted stock awards to our Named Executive Officers with an aggregate grant date fair value of $1.3 million under the 2006 Stock Incentive Plan. The restricted stock awards consisted of the following:
(In thousands, except share amounts)

	Number of	Grant
	Shares	Date
Restricted Stock	Underlying	Fair
Grant Date	Options	Value	Vesting Period
April 6, 2011	43,900	$1,284	3-Year Vesting Period (8.33% each quarter)

	43,900	$1,284

During the six months ended June 30, 2011 we recognized $0.1 million of pre-tax stock-based compensation expense related to our 2011 restricted stock award grants.

Non-vested restricted stock award activity during the six months ended June 30, 2011 (including restricted stock issued to directors as described in Note 11) was the following:

		Weighted-
	Shares	Average
	Granted	Grant Date
	(thousands)	Fair Value
Non-vested on December 31, 2010	195	$17.30
Granted	44	29.25
Vested	(78)	15.45
Forfeited	(2)	16.22

Non-vested on June 30, 2011	159	$21.51

At June 30, 2011, we expect to recognize $2.9 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 2.1 years.
On July 15, 2011, the Board of Directors granted certain executives, other than our Named Executive Officers, 100,000 restricted stock awards under the 2010 Stock Incentive Plan. The awards were granted as part of long-term incentive compensation to assist us with meeting our performance and retention objectives. The grant is subject to a three-year vesting period (8.33% each quarter). The total grant date fair value of these awards was $2.5 million. In addition, on July 1, 2011, we granted our Directors 30,000 restricted stock awards under the 2010 Stock Incentive Plan. The awards were granted as part of our Director’s annual compensation. The grant is subject to a one-year vesting period (25% each quarter). The total grant date fair value of the restricted stock awards to our Directors was $0.8 million.
See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.
Note 15: Other Income (Expense), net
The components of other income (expense), net for the three and six months ended June 30, 2011 and 2010 are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net gain (loss) on foreign currency exchange contracts(1)	$108	$(272)	$447	$(306)
Net gain on foreign currency exchange transactions	—	247	353	321
Other (expense) income	(492)	4	(1,218)	7

Other (expense) income, net	$(384)	$(21)	$(418)	$22

(1)	This represents the losses and gain incurred on foreign currency hedging derivatives (see Note 17 for further details).
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
In the computation of diluted earnings per common share for the three months ended June 30, 2011 and 2010, we have excluded 484,889 and 527,587 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended June 30, 2011 and 2010, we have excluded 42,177 and 195,492 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
In the computation of diluted earnings per common share for the six months ended June 30, 2011 and 2010, we have excluded 431,561 and 473,299 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the six months ended June 30, 2011 and 2010, we have excluded 21,827 and 198,001 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.
Basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010, are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per-share amounts)	2011	2010	2011	2010
BASIC
Net income	$6,121	$4,777	$7,948	$6,613

Weighted-average common shares outstanding	15,025	13,601	15,000	13,650

Basic earnings per share	$0.41	$0.35	$0.53	$0.48

DILUTED
Net income	$6,121	$4,777	$7,948	$6,613

Weighted-average common shares outstanding for basic	15,025	13,601	15,000	13,650
Dilutive effect of stock options and restricted stock	382	328	395	361

Weighted-average common shares outstanding on a diluted basis	15,407	13,929	15,395	14,011

Diluted earnings per share	$0.40	$0.34	$0.52	$0.47

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
The following table sets forth our financial assets that were accounted for at fair value on a recurring basis on June 30, 2011:

Fair Value Measurement Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(In thousands)		Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange futures contracts	$69	$—	$69	$—

	$69	$—	$69	$—

We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $0.1 million and a net pre-tax loss of $0.3 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, we had a net pre-tax gain of $0.4 million and a net pre-tax loss of $0.3 million, respectively.
Futures Contracts
We held one USD/Euro futures contract with a notional value of $7.5 million and a forward rate of $1.4378 USD/Euro on June 30, 2011. We held the Euro position on this contract, which settled on July 29, 2011. The gain on this contract as of June 30, 2011 was $69 thousand and was included in prepaid expenses and other current assets. This contract was settled at a gain of $4 thousand resulting in a loss of $65 thousand during July 2011.
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
Note 18: Business Combination
Enson Assets Limited
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into a stock purchase agreement with CG International Holdings Limited (“CG”) to acquire all of the issued shares in the capital of Enson Assets Limited (“Enson”) for total consideration of approximately $125.9 million. This transaction closed on November 4, 2010. The consideration consisted of $95.1 million in cash and 1,460,000 of newly issued shares of UEI common stock. A total of $5.0 million of the purchase price was held back at the closing to provide for any additional payments required by CG as a result of Enson’s failure to meet both a net asset target and an earnings target (see “Contingent Consideration” below) and also to support indemnification claims that could be made by us within one year following the closing of this acquisition. We have included the $5.0 million that was held back in the purchase price allocation, since it is probable that we will owe the full amount to CG. The $5.0 million is included in our other accrued liabilities balance at June 30, 2011 and December 31, 2010.
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

Contingent Consideration
Net Asset Target on November 3, 2010
To the extent that Enson’s net assets were less than $68.5 million on November 3, 2010, CG would have had to pay us the difference, plus interest. To the extent that the Enson net assets were greater than $68.5 million we would pay CG the difference, plus interest. This calculation was finalized during the first quarter of 2011 when the auditor issued their report on Enson’s November 3, 2010 Statement of Net Assets. On November 3, 2010, Enson’s net assets, as defined by the stock purchase agreement, were $68.6 million. As such, the total consideration and the goodwill recognized to acquire Enson increased $0.1 million from December 31, 2010 to June 30, 2011. On May 5, 2011, we received a Dispute Notice from CG, pursuant to the Stock Purchase Agreement, outlining their disagreement with certain tax estimates included within Enson’s Statement of Net Assets on November 3, 2010. We disagree with CG; however, depending on the ultimate resolution of this dispute, the total purchase consideration may increase by up to $1.5 million.
Earnings Target for the Twelve Months Ending June 30, 2011
To the extent that Enson’s earnings for the twelve months ended June 30, 2011 are less than $16.2 million, CG will have to pay us an amount equal to the product of (a) the difference between Enson’s earnings and $16.2 million, multiplied by (b) one and one half, plus interest. CG is required to make this payment within five business days of the issuance of the auditor’s report on Enson’s accounts.
For the purposes of this calculation, Enson’s earnings are defined as Enson’s consolidated profit before tax for the twelve months ending June 30, 2011 excluding certain agreed upon adjustments, including without limitation, the following items: profit related to UEIC sales, investment income, other income, other expenses, other gains and losses, and interest expenses.
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

Management’s preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions that are subject to change. During the measurement period, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period can extend as long as one year from the acquisition date. We have made two adjustments to the preliminary purchase price allocation since December 31, 2010. We increased the purchase consideration and goodwill by $0.1 million as a result of the issuance of the auditor’s report on Enson’s November 3, 2010 Statement of Net Assets (see “Net Asset Target on November 3, 2010” above), and we increased goodwill and decreased the deferred income taxes acquired by $0.4 million as a result of certain deferred tax assets not expected to be realized. We are currently evaluating the results of the earnings target as defined in the stock purchase agreement; however, we do not believe this will result in an adjustment to the preliminary purchase price accounting. In addition, on May 5, 2011, we received a Dispute Notice from CG, pursuant to the Stock Purchase Agreement, outlining their disagreement with certain tax estimates included within Enson’s Statement of Net Assets on November 3, 2010. We disagree with CG; however, depending on the ultimate resolution of this dispute, the total purchase consideration may increase by up to $1.5 million.
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
Pro forma results were as follows for the three and six months ended June 30, 2010:

	Three Months Ended	Six Months Ended
(in thousands, except per share information)	June 30, 2010	June 30, 2010
Net sales	$114,178	$216,261
Net income	$7,845	$12,913
Basic and diluted net income per share:
Basic	$0.52	$0.86
Diluted	$0.51	$0.84
The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the date presented, and should not be taken as a projection of the future consolidated results of our operations.
Adjustments to reduce net income of $3.5 million and $5.1 million for the three and six months ended June 30, 2010 have been made to the combined results of operations for the three and six months ended June 30, 2010. These adjustments reflect primarily acquisition costs, interest on the term loan and line of credit, amortization of acquired intangible assets, amortization and depreciation of the fair value adjustments to prepaid land and property, plant, and equipment. All adjustments have been made net of their related tax effects.
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
Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 565,966 individual device functions and over 4,392 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.
We operate as one business segment. We have twenty-five subsidiaries located in Argentina, Cayman Islands, France, Germany (2), Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People’s Republic of China (4) and the United Kingdom.

To recap our results for the six months ended June 30, 2011:
•	Our net sales grew 51.4% from $150.3 million during the six months ended June 30, 2010 to $227.5 million during the six months ended June 30, 2011, due primarily to the acquisition of Enson Assets Limited in November 2010, which added $78.5 million in revenue in the first half of 2011.

•	Our operating income during the first six months of 2011 increased 8.4% to $10.8 million from $10.0 million during the first six months of 2010. Our operating margin percentage decreased from 6.7% for the first six months of 2010 to 4.8% for the first six months of 2011 due primarily to the decrease in our gross margin percentage from 32.9% for the first six months of 2010 to 27.5% for the first six months of 2011. The decrease in our gross margin rate was due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin Business category. This shift in sales composition was expected as a result of our recent acquisition of Enson Assets Limited, which sells exclusively within our Business category. Partially offsetting the decrease in our gross margin percentage was an improvement in operating expenses. Operating expenses as a percentage of revenue decreased from 26.3% for the six months ended June 30, 2010 to 22.7% of revenue for the six months ended June 30, 2011.
Our business objectives for 2011 include the following:
•	continue to integrate Enson Assets Limited;

•	increase the utilization of Enson’s factories by becoming less dependent on third party contract manufacturers;

•	place more operations, logistics, quality, program management, engineering, sales, and marketing personnel in the Asia region;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	increase our share with existing customers;

•	acquire new customers in historically strong regions; and

•	continue to develop industry-leading technologies and products with higher gross margins in order to improve profitability.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes, accrued compensation and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.
Recent Accounting Pronouncements
See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.
Results of Operations
Our results of operations as a percentage of net sales for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Cost of sales	71.3	65.2	72.5	67.1

Gross profit	28.7	34.8	27.5	32.9
Research and development expenses	2.6	3.2	2.8	3.5
Selling, general and administrative expenses	19.3	22.3	19.9	22.8

Operating expenses	21.9	25.5	22.7	26.3

Operating income	6.8	9.3	4.8	6.6
Interest (expense) income, net	(0.0)	0.0	(0.1)	0.1
Other (expense) income, net	(0.3)	(0.0)	(0.2)	0.0

Income before provision for income taxes	6.5	9.3	4.5	6.7
Provision for income taxes	(1.4)	(3.2)	(1.0)	(2.3)

Net income	5.0%	6.1%	3.5%	4.4%

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010:
Net sales by our Business and Consumer lines for the three months ended June 30, 2011 and 2010 were the following:

	Three Months Ended June 30,
	2011		2010
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$111.0	91.2%	$67.3	85.3%
Consumer	10.7	8.8%	11.6	14.7%

Total net sales	$121.7	100%	$78.9	100%

Overview
Net sales for the second quarter of 2011 were $121.7 million, an increase of 54.3% compared to $78.9 million for the second quarter of 2010. Net income for the second quarter of 2011 was $6.1 million or $0.40 per diluted share compared to $4.8 million or $0.34 per diluted share for the second quarter of 2010.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 91% of net sales in the second quarter of 2011 compared to approximately 85% in the second quarter of 2010. Net sales in our business lines for the three months ended June 30, 2011 increased by approximately 65% to $111.0 million from $67.3 million in the three months ended June 30, 2010. This increase in net sales resulted primarily from our November 2010 acquisition of Enson Assets Limited, which contributed $41.4 million in sales during the three months ended June 30, 2011.

Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 9% of net sales for the second quarter of 2011 compared to approximately 15% in the second quarter of 2010. Net sales in our Consumer lines during the second quarter of 2011 decreased by $0.9 million or 8% to $10.7 million from $11.6 million during the same period in 2010. The net sales for the second quarter of 2011 in our Consumer lines were positively impacted by the strengthening of the British Pound and Euro compared to the U.S. dollar, which resulted in an increase in net sales of approximately $0.8 million. Net of the favorable currency effect, Consumer sales decreased by $1.7 million, due primarily to difficult market conditions in Europe which contributed to international retail sales decreasing by $0.9 million compared to the third quarter of 2010. Net sales in North American retail decreased by $0.3 million, or 25%, from $1.3 million in the second quarter of 2010 to $1.0 million during the second quarter of 2011. In addition, our custom installer sales decreased by $0.4 million, from $0.6 million during the second quarter of 2010 to $0.2 million during the second quarter of 2011.
Gross profit for the second quarter of 2011 was $34.9 million compared to $27.4 million during the second quarter of 2010. Gross profit as a percent of sales decreased to 28.7% during the second quarter of 2011 from 34.8% during the second quarter of 2010, due primarily to Business category sales comprising a higher percentage of total sales. Our Business category sales, on average, yield a lower gross margin compared to our Consumer category sales. This sales mix change resulted in a 4% decrease in our gross margin rate. In addition, royalty income decreased which adversely affected our gross margin rate by 1.8%.
Research and development expenses increased 28% from $2.5 million during the second quarter of 2010 to $3.2 million during the second quarter of 2011. The increase is primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new products and technologies.
Selling, general and administrative (SG&A) expenses increased 34% from $17.6 million during the second quarter of 2010 to $23.5 million during the second quarter of 2011. The strengthening of the Euro compared to the U.S. dollar resulted in an increase of $0.8 million. Net of this unfavorable currency effect, expenses increased by $5.1 million. SG&A expenses for the second quarter of 2011 include $4.5 million of operating expenses from the newly acquired Enson Assets Limited, including $0.6 million of intangibles’ amortization as a result of the aforementioned acquisition. Also contributing to the increase in SG&A expenses is increased payroll of $1.1 million as well as an increase in professional services of $0.4 million relating to our ERP upgrade, integration of Enson Assets Limited and our expansion into the Brazilian market. Partially offsetting these increases is a $0.3 million decrease in the amount of bad debt incurred in the second quarter of 2011 compared to the second quarter of 2010.
Net interest during the second quarter of 2011 was $69 thousand of expense compared to $17 thousand of income during the second quarter of 2010.
Net other during the second quarter of 2011 was $0.4 million of expense compared to expense of $21 thousand during the second quarter of 2010, which was driven by increased foreign exchange losses.
Income tax expense was $1.7 million during the second quarter of 2011 compared to $2.5 million during the second quarter of 2010. Our effective tax rate was 22.1% for the second quarter of 2011 compared to 34.7% for the second quarter of 2010. The decline in our effective tax rate is due primarily to earning a higher percentage of income in lower tax rate jurisdictions, largely as a result of our acquisition of Enson Assets Limited during November 2010.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010:
Net sales by our Business and Consumer lines for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011		2010
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$206.4	90.7%	$127.6	84.9%
Consumer	21.1	9.3%	22.7	15.1%

Total net sales	$227.5	100%	$150.3	100%

Overview
Net sales during the six months ended June 30, 2011 were $227.5 million; an increase of 51.4% compared to $150.3 million during the six month ended June 30, 2010. Net income for the six months ended June 30, 2011 was $7.9 million or $0.52 per diluted share compared to $6.6 million or $0.47 per diluted share for the six months ended June 30, 2010.
Consolidated
Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 91% of net sales during the six months ended June 30, 2011 compared to approximately 85% during the six months ended June 30, 2010. Net sales in our Business lines during the six months ended June 30, 2011 increased by 62% to $206.4 million from $127.6 million during the six months ended June 30, 2010. This increase in net sales resulted primarily from our November 2010 acquisition of Enson Assets Limited, which contributed $78.5 million in sales during the six months ended June 30, 2011.
Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 9% of net sales during the six months ended June 30, 2011 compared to approximately 15% during the six months ended June 30, 2010. Net sales in our Consumer lines decreased by 7% to $21.1 million during the six months ended June 30, 2011 from $22.7 million during the same period in the prior year. North American retail sales decreased by $1.1 million compared to the first six months of 2010. CEDIA sales decreased by $1.4 million from $1.8 million in the first six months of 2010 to $0.4 million in the same period in 2011. Partially offsetting these decreases was the strengthening of the Euro and the British Pound compared to the U.S. dollar which resulted in an increase in net sales of approximately $0.8 million.
Gross profit for the six months ended June 30, 2011 was $62.5 million compared to $49.5 million for the six months ended June 30, 2010. Gross profit as a percentage of sales for the six months ended June 30, 2011 decreased to 27.5% from 32.9% during the same period in the prior year, due primarily to Business category sales comprising a higher percentage of total sales. Our Business category sales, on average, yield a lower gross margin compared to our Consumer category sales. This sales mix change resulted in a 3.9% decrease in our gross margin rate. In addition, royalty income decreased which adversely affected our gross margin rate by 1.4%.
Research and development expenses increased 21% from $5.3 million during the six months ended June 30, 2010 to $6.4 million during the six months ended June 30, 2011 due to additional investments in product development.
Selling, general and administrative (SG&A) expenses increased 32.5% from $34.2 million during the six months ended June 30, 2010 to $45.3 million during the six months ended June 30, 2011. SG&A expenses for the six months ended June 30, 2011 include $8.8 million of operating expenses from the newly acquired Enson Assets Limited, including $1.3 million of intangibles’ amortization as a result of the aforementioned acquisition. The strengthening of the Euro compared to the US dollar resulted in an increase in SG&A expenses of $0.7 million. The remaining increase in SG&A expenses is due to wage increases in 2011 as well as an increase in professional services relating to the integration of Enson Assets Limited, our expansion into foreign markets such as Brazil and the implementation of our new ERP system.
Net interest during the six months ended June 30, 2011 and 2010, was $0.2 million of net interest expense and $0.1 million of net interest income, respectively.

Net other during the six months ended June 30, 2011, was expense of $0.4 million as compared to income of $22 thousand during the same period in the prior year. This decrease was driven by foreign exchange losses.
Income tax expense was $2.3 million during the six months ended June 30, 2011 compared to $3.5 million during the six months ended June 30, 2010. Our effective tax rate was 22.6% for the six months ended June 30, 2011 compared to 34.7% for the same period in the prior year. The decline in our effective tax rate is due primarily to earning a higher percentage of income in lower tax rate jurisdictions, largely as a result of our acquisition of Enson Assets Limited during November 2010.
Liquidity and Capital Resources
Sources and Uses of Cash:

	Six months ended	Increase/(Decrease)	Six months ended
(In thousands)	June 30, 2011	in cash	June 30, 2010
Net cash provided by operating activities	$4,593	$(9,136)	$13,729
Net cash (used for) provided by investing activities	(6,067)	(51,523)	45,456
Net cash used for financing activities	(16,344)	(9,396)	(6,948)
Effect of exchange rate changes on cash	1,469	3,884	(2,415)

(In thousands)	June 30, 2011	Increase/(Decrease)	December 31, 2010
Cash and cash equivalents	$37,900	$(16,349)	$54,249
Working capital	80,045	14,442	65,603
Net cash provided by operating activities decreased by $9.1 million from $13.7 million during the first six months of 2010 to $4.6 million during the first six months of 2011. This decrease is due primarily to an increase in inventories through the second quarter of 2011 in anticipation of high volume sales for the second half of the year, especially considering the recent acquisition of Enson Assets Limited (“Enson”). Typically, the third quarter is Enson’s largest quarter in terms of sales. In addition, in the second quarter of 2011, we changed our shipping terms with a significant customer which results in us holding title to inventory longer than we previously did under the former arrangement. Also adversely affecting our cash flow from operations is a decrease in accounts payable and accrued income taxes offset partially by an increase in depreciation and amortization expense resulting from the Enson acquisition.
Net cash (used for) provided by investing activities decreased by $51.5 million from cash inflows of $45.5 million during the first six months of 2010 to cash outflows of $6.1 million during the first six months of 2011. The decrease in cash provided by investing activities was primarily driven by the maturity of a term deposit during the six months ended June 30, 2010, which resulted in cash inflows of $49.2 million compared to $0 during the six months ended June 30, 2011. In addition, cash outflows to purchase equipment, furniture and fixtures were $5.6 million for the six months ended June 30, 2011, compared to cash outflows of $3.0 million recorded during the six months ended June 30, 2010. The increase in cash used to purchase equipment, furniture and fixtures was primarily driven by our capacity expansion at the Yang Zhou factory and the construction of our new assembly plant in Brazil.

Net cash used for financing activities increased by $9.4 million from cash outflows of $6.9 million during the first six months of 2010 to cash outflows of $16.3 million during the first six months of 2011. The increase in cash used for financing activities was driven primarily by our repayment of $14.4 million on our term loan with U.S. Bank, offset partially by a $3.8 million decrease in the cash used to repurchase shares of our common stock during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.
During the first six months of 2011 we repurchased 137,190 shares of our common stock for $3.5 million compared to our repurchase of 355,254 shares of our common stock for $7.3 million during the first six months of 2010. We hold repurchased shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. At June 30, 2011, we have purchased 610,316 shares of our common stock, leaving 389,684 shares available for purchase under this authorization.
Contractual Obligations
On June 30, 2011, our contractual obligations were $10.5 million compared to $4.3 million reported in our Annual Report on Form 10-K as of December 31, 2010. The following table summarizes our contractual obligations on June 30, 2011 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After
(In thousands)	Total	1 year	Years	years	5 years
Contractual obligations:
Operating lease obligations	$8,170	$2,980	$3,208	$1,982	$—
Purchase obligations(1)	2,287	2,287	—	—	—

Total contractual obligations	$10,547	$5,267	$3,208	$1,982	$—

(1)	Purchase obligations include contractual payments to purchase tooling assets.
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
We are able to supplement this near-term liquidity, if necessary, with credit line facility made available by U.S. Bank. Our liquidity is subject to various risks including the market risks identified in the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 3.

	June 30,	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$37,900	$54,249
Total debt	20,600	35,000
Available borrowing resources	20,000	33,766
On June 30, 2011, we had an outstanding balance of $20.6 million related to our U.S. Bank 1-year term loan facility. Our term loan, along with our line of credit and available cash, was utilized to finance the acquisition of Enson Assets Limited and to pay related transaction costs, fees, and expenses. Amounts paid or prepaid on the term loan may not be re-borrowed. The minimum principal payments for the term loan are $2.2 million each quarter. The remaining principal and interest payments are due on July 5 and October 5 of 2011. In addition, a final payment equal to the unpaid principal balance plus accrued interest is due on the term loan maturity date. The term loan maturity date is November 1, 2011.
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
On June 30, 2011, we had approximately $5.8 million, $7.8 million, $23.0 million, $0.4 million and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively. On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.
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
Interest Rate Risk
We are exposed to interest rate risk related to our term loan and revolving credit line with U.S. Bank. We may withdraw either U.S. dollars or foreign currencies from our credit facilities. Our market risk exposures in connection with the debt are primarily U.S. dollar LIBOR-based floating interest.
On June 30, 2011, we had an outstanding balance of $20.6 million related to our U.S. Bank 1-year term loan facility. The term loan maturity date is November 1, 2011. Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On June 30, 2011, the 1-month LIBOR plus the fixed margin was approximately 1.69% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.
Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At June 30, 2011, the 12-month LIBOR plus the fixed margin was 2.53% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.
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
Foreign Currency Exchange Rate Risk
At June 30, 2011, we had wholly owned subsidiaries in the People’s Republic of China, Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the three and six months ended June 30, 2011 were the Euro, British Pound and Chinese Yuan Renminbi. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2011, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, and Singapore dollar relative to the U.S. dollar fluctuate 10% from June 30, 2011, net income and total cash flows in the third quarter of 2011 will fluctuate by approximately $2.7 million and $3.5 million, respectively.
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
Our management has excluded Enson Assets Limited from its assessment of internal control over financial reporting as of June 30, 2011 because they were acquired during the fourth quarter of 2010. Enson Assets Limited is a subsidiary whose total assets and total net sales represent 56% and 34%, respectively, of the related consolidated financial statement amounts as of and for the six months ended June 30, 2011.
Prior to the acquisition, Enson was a private company and was not subject to Securities and Exchange Commission’s Rules on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. As a result, it was not possible to conduct an assessment of Enson’s internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. In accordance with SEC guidance, we have excluded Enson from the scope of management’s report on internal control over financial reporting. The period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the internal control may not extend beyond one year from the date of acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.
On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. At June 30, 2011, we have purchased 610,316 shares of our common stock, leaving 389,684 shares available for purchase under this authorization. Repurchase information for the second quarter of 2011 is set forth by month in the following table:

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2011 — April 30, 2011	7,989	$28.70	N/A	N/A
May 1, 2011 — May 31, 2011	21,577	25.75	N/A	N/A
June 1, 2011 — June 30, 2011	94,402	24.83	N/A	N/A

Total Second Quarter 2011	123,968	$25.24	N/A	N/A

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011	Universal Electronics Inc.
/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.