Form 10-Q
period 2011-09-30
UNIVERSAL ELECTRONICS INC
filed 2011-11-08
CIK 101984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,764,481shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 3, 2011.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$32,000	$54,249
Accounts receivable, net	88,983	86,304
Inventories, net	84,818	65,402
Prepaid expenses and other current assets	2,072	2,582
Deferred income taxes	6,173	5,896

Total current assets	214,046	214,433
Property, plant, and equipment, net	80,237	78,097
Goodwill	30,857	30,877
Intangible assets, net	33,566	35,994
Other assets	5,335	5,464
Deferred income taxes	7,776	7,806

Total assets	$371,817	$372,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,623	$56,086
Notes payable	18,400	35,000
Accrued sales discounts, rebates and royalties	6,408	7,942
Accrued income taxes	3,891	5,873
Accrued compensation	28,530	30,634
Deferred income taxes	55	—
Other accrued expenses	13,693	13,295

Total current liabilities	134,600	148,830
Long-term liabilities:
Deferred income taxes	11,508	11,369
Income tax payable	1,212	1,212
Other long-term liabilities	5	56

Total liabilities	147,325	161,467

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,076,830 and 20,877,248 shares issued on September 30, 2011 and December 31, 2010, respectively	211	209
Paid-in capital	172,264	166,940
Accumulated other comprehensive income (loss)	1,628	(489)
Retained earnings	149,102	134,070

	323,205	300,730
Less cost of common stock in treasury, 6,344,642 and 5,926,071 shares on September 30, 2011 and December 31, 2010, respectively	(98,713)	(89,526)

Total stockholders’ equity	224,492	211,204

Total liabilities and stockholders’ equity	$371,817	$372,671

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$123,527	$79,007	$350,985	$229,275
Cost of sales	89,349	53,289	254,284	154,068

Gross profit	34,178	25,718	96,701	75,207

Research and development expenses	2,861	2,687	9,275	7,944
Selling, general and administrative expenses	21,852	16,465	67,116	50,694

Operating income	9,465	6,566	20,310	16,569
Interest (expense) income, net	(56)	(1)	(210)	99
Other (expense) income, net	(353)	40	(771)	62

Income before provision for income taxes	9,056	6,605	19,329	16,730
Provision for income taxes	(1,972)	(1,903)	(4,297)	(5,415)

Net income	$7,084	$4,702	$15,032	$11,315

Earnings per share:
Basic	$0.48	$0.35	$1.00	$0.83

Diluted	$0.47	$0.34	$0.98	$0.81

Shares used in computing earnings per share:
Basic	14,887	13,417	14,963	13,572

Diluted	15,147	13,671	15,312	13,897

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2011	2010
Cash provided by operating activities:
Net income	$15,032	$11,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,907	4,660
Provision for doubtful accounts	241	661
Provision for inventory write-downs	3,610	2,651
Deferred income taxes	26	17
Tax benefit from exercise of stock options and vested restricted stock	399	102
Excess tax benefit from stock-based compensation	(422)	(131)
Shares issued for employee benefit plan	592	375
Stock-based compensation	3,280	3,757

Changes in operating assets and liabilities:
Accounts receivable	(2,772)	4,508
Inventories	(22,172)	(6,806)
Prepaid expenses and other assets	674	1,158
Accounts payable and accrued expenses	2,456	(8,229)
Accrued income taxes	(2,049)	(3,407)

Net cash provided by operating activities	11,802	10,631

Cash used for investing activities:
Term deposit	—	(290)
Acquisition of property, plant, and equipment	(10,140)	(4,449)
Acquisition of intangible assets	(814)	(1,061)

Net cash used for investing activities	(10,954)	(5,800)

Cash used for financing activities:
Payment of debt	(16,600)	—
Proceeds from stock options exercised	1,381	257
Treasury stock purchased	(9,512)	(9,835)
Excess tax benefit from stock-based compensation	422	131

Net cash used for financing activities	(24,309)	(9,447)

Effect of exchange rate changes on cash	1,212	(953)

Net decrease in cash and cash equivalents	(22,249)	(5,569)
Cash and cash equivalents at beginning of period	54,249	29,016

Cash and cash equivalents at end of period	$32,000	$23,447

Supplemental Cash Flow Information — We had net income tax payments of $6.9 million and $8.9 million during the nine months ended September 30, 2011 and 2010, respectively. We had interest payments of $0.3 million and $0 during the nine months ended September 30, 2011 and 2010, respectively.

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

Our results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

New Accounting Pronouncements

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment.” The amendments in ASU 2011-08 are intended to reduce the cost and complexity associated with goodwill impairment tests required under the Accounting Standard Codification Topic 350 Intangibles – Goodwill and Other. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a significant impact to our consolidated financial position or results of operations.

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will result in changes to our presentation and disclosure only and will not have an impact on our consolidated results of operations and financial condition.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to our consolidated financial position or results of operations.

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

Note 2: Cash and Cash Equivalents

Our cash and cash equivalents that were accounted for at fair value on a recurring basis on September 30, 2011 and December 31, 2010 were the following:

	September 30, 2011				December 31, 2010
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$32,000	$—	$—	$32,000	$54,249	$—	$—	$54,249

On September 30, 2011, we had approximately $6.3 million, $6.1 million, $18.7 million, $13 thousand and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively. On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.

See Note 2 under the caption Cash, Cash Equivalents, and Term Deposit in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 3: Accounts Receivable, net and Revenue Concentrations

Accounts receivable, net consisted of the following on September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011	December 31, 2010
Trade receivables, gross	$90,748	$88,485
Allowance for doubtful accounts	(1,003)	(878)
Allowance for sales returns	(928)	(1,366)

Trade receivables, net	88,817	86,241
Other receivables	166	63

Accounts receivable, net	$88,983	$86,304

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts during the three and nine months ended September 30, 2011 and 2010 were the following:

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	(Write-offs)/ FX Effects	Balance at End of Period
Valuation account for trade receivables
Three months ended September 30, 2011	$1,105	$12	$(114)	$1,003
Three months ended September 30, 2010	$2,735	$47	$(1,691)	$1,091

Changes in the allowance for doubtful accounts during the nine months ended September 30, 2011 and 2010 were the following:

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	(Write-offs)/ FX Effects	Balance at End of Period
Valuation account for trade receivables
Nine months ended September 30, 2011	$878	$251	$(126)	$1,003
Nine months ended September 30, 2010	$2,423	$762	$(2,094)	$1,091

Sales Returns

The allowance for sales returns balance at September 30, 2011 and December 31, 2010 contained reserves for items returned prior to year-end, but were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.6 million and $0.9 million on September 30, 2011 and December 31, 2010, respectively. The value of these returned goods was included in our inventory balance at September 30, 2011 and December 31, 2010.

Significant Customers

During the three months ended September 30, 2011, we had net sales to one significant customer (customer A), that when combined with their subcontractors, totaled to more than 10% of our net sales. During the nine months ended September 30, 2011, we had net sales to two significant customers (customers A and C), that when combined with their subcontractors, each totaled to more than 10% of our net sales. During the three and nine months ended September 30, 2010, we had net sales to two significant customers (customers A and B), that when combined with their subcontractors, each totaled to more than 10% of our net sales as follows:

	Three Months Ended September 30,
	2011		2010
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	$16,045	13.0%	$11,540	14.6%
Customer B	—	—	$11,141	14.1%
Customer C	—	—	—	—

	Nine Months Ended September 30,
	2011		2010
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Customer A	$36,571	10.4%	$30,710	13.4%
Customer B	—	—	$31,057	13.5%
Customer C	$38,456	11.0%	—	—

Trade receivables with these customers were the following on September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Customer A	$9,325	10.5%	$9,481	11.0%
Customer B	—	—	$4,786	5.5%
Customer C	$9,199	10.3%	—	—

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

Note 4: Inventories, net and Significant Suppliers

Inventories, net consisted of the following on September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011	December 31, 2010
Raw materials	$18,599	$15,864
Components (1)	19,880	10,358
Work in process	2,819	2,885
Finished goods (2)	46,497	38,430
Reserve for excess and obsolete inventory	(2,977)	(2,135)

Inventories, net	$84,818	$65,402

(1)

During the nine months ended September 30, 2011, we increased our safety stock of certain components, including integrated circuits, as a result of uncertainties regarding the ultimate effect that the Tsunami in Japan and the Golden Week holiday in the People’s Republic of China would have on our supply chain.

(2)

Finished goods increased $8.1 million, or 21%, from $38.4 million on December 31, 2010 to $46.5 million on September 30, 2001. During the second quarter of 2011, we altered our shipping terms with a significant customer which resulted in us holding title to inventories until shipments are received by them. Prior to altering our shipping terms, title transferred to this significant customer at the shipping point.

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory during the three months ended September 30, 2011 and 2010 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/ FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Three Months Ended September 30, 2011	$2,525	$1,243	$(289)	$(502)	$2,977
Three Months Ended September 30, 2010	$1,961	$622	$(264)	$(286)	$2,033

Changes in the reserve for excess and obsolete inventory during the nine months ended September 30, 2011 and 2010 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/ FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Nine months Ended September 30, 2011	$2,135	$2,992	$(896)	$(1,254)	$2,977
Nine months Ended September 30, 2010	$1,750	$2,225	$(736)	$(1,206)	$2,033

(1)

The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

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

Significant Suppliers

We purchase integrated circuits, used principally in our wireless control products, from two main suppliers. For the three and nine months ended September 30, 2011, the total purchased from one of these suppliers was greater than 10% of our total inventory purchases. Our purchases from three component and finished good suppliers each amounted to greater than 10% of our total inventory purchases for the three and nine months ended September 30, 2010.

During the three months ended September 30, 2011 and 2010, the amounts purchased from the suppliers that composed greater than 10% of our total purchases were the following:

	Three Months Ended September 30,
	2011		2010
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Integrated circuit supplier	$8,069	10.3%	$8,536	18.5%
Component and finished good supplier A	—	—	8,319	18.0%
Component and finished good supplier B (1)	—	—	10,173	22.0%

During the nine months ended September 30, 2011 and 2010, the amounts purchased from the suppliers that composed greater than 10% of our total purchases were the following:

	Nine Months Ended September 30,
	2011		2010
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Integrated circuit supplier	$24,017	11.2%	$23,658	16.9%
Component and finished good supplier A	—	—	28,473	20.3%
Component and finished good supplier B (1)	—	—	28,763	20.5%

The total accounts payable to each of these suppliers on September 30, 2011 and December 31, 2010 were the following:

	September 30, 2011		December 31, 2010
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Integrated circuit supplier	$1,656	2.6%	$3,731	6.7%
Component and finished good supplier A (1)	6,796	10.7%	9,172	16.4%
Component and finished good supplier B (2)	—	—	—	—

(1)

Component and finished good supplier A accounted for greater than 10% of accounts payable on September 30, 2011, but did not account for greater than 10% of our total purchases for the three and nine months ended September 30, 2011.

(2)	Component and finished good supplier B is Enson and its subsidiaries. See Note 18 for further information regarding our acquisition of Enson.

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

Related Party Vendor

We purchase certain printed circuit board assemblies (“PCBAs”) from a related party vendor. The vendor is considered a related party for financial reporting purposes because the Senior Vice President of Manufacturing of Enson (acquired November 3, 2010) owns 40% of this vendor. Our purchases from this vendor for the three and nine months ended September 30, 2011 totaled approximately $2.4 million and $6.3 million, or 3.1% and 2.9% of total inventory purchases, respectively. Payable amounts outstanding to this vendor were approximately $1.9 million on September 30, 2011 and $1.6 million on December 31, 2010. Our payable terms and pricing with this vendor are consistent with the terms offered by other vendors in the ordinary course of business. The accounting policies that we apply to our transactions with our related party are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party vendor to ensure these purchases remain consistent with our business objectives.

Note 5: Goodwill and Intangible Assets, net

Goodwill

Under the accounting guidance, the unit of accounting for goodwill is at a level of reporting referred to as a “reporting unit.” A reporting unit is either (1) an operating segment or (2) one level below an operating segment — referred to as a component. During the fourth quarter 2010, as a result of us flattening our management structure and the acquisition of Enson, we merged our international component with our domestic component. We no longer have separate management of the international component, and the financial results of our international component are not separate. In addition, these components have similar economic characteristics. As a result of these changes, our domestic and international components have been merged into our single operating segment.

The goodwill on September 30, 2011 and changes in the carrying amount of goodwill during the nine months ended September 30, 2011 were the following:

(in thousands)
Balance at December 31, 2010	$30,877
Goodwill adjustments (1)	(20)

Balance at September 30, 2011	$30,857

(1)	The adjustment included in international goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Please see Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.

Intangible Assets, net

The components of intangible assets, net on September 30, 2011 and December 31, 2010 were the following:

	September 30, 2011			December 31, 2010
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount (1):
Distribution rights (10 years)	$386	$(51)	$335	$384	$(51)	$333
Patents (10 years)	9,261	(5,107)	4,154	8,612	(4,589)	4,023
Trademarks and trade names (10 years) (2)	2,833	(771)	2,062	2,836	(565)	2,271
Developed and core technology (5-15 years)	3,500	(612)	2,888	3,500	(438)	3,062
Capitalized software development costs (1-2 years)	1,505	(1,023)	482	1,896	(1,165)	731
Customer relationships (10-15 years) (3)	26,316	(2,671)	23,645	26,349	(775)	25,574

Total carrying amount	$43,801	$(10,235)	$33,566	$43,577	$(7,583)	$35,994

(1)	This table excludes fully amortized intangible assets of $8.1 million and $7.6 million on September 30, 2011 and December 31, 2010, respectively.
(2)

As part of our acquisition of Enson during the fourth quarter of 2010, we purchased trademark and trade names valued at $2.0 million, which are being amortized ratably over ten years. Refer to Note 18 for further information regarding this purchase of trademark and trade names.

(3)

During the fourth quarter of 2010 as part of the Enson acquisition we purchased customer relationships valued at $23.3 million, which are being amortized ratably over ten years. Refer to Note 18 for further information regarding this purchase of these customer relationships.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption for the three and nine months ended September 30, 2011 and 2010 is the following:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2011	2010	2011	2010
Cost of sales	$109	$134	$366	$358
Selling, general and administrative	947	311	2,841	934

Total amortization expense	$1,056	$445	$3,207	$1,292

Estimated future amortization expense related to our intangible assets on September 30, 2011, is the following:

(In thousands)
2011 (remaining 3 months)	$1,046
2012	4,125
2013	3,941
2014	3,815
2015	3,752
Thereafter	16,887

Total	$33,566

Intangibles Measured at Fair Value on a Nonrecurring Basis

We recorded impairment charges related to our intangible assets of $1 thousand and $9 thousand during the three and nine months ended September 30, 2011. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 were comprised of the following:

		Fair Value Measurement Using
(In thousands) Description	Nine months Ended September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Patents, trademarks and trade names	$6,216	$—	$—	$6,216	$(9)

We disposed of five patents and eleven trademarks with an aggregate carrying amount of $9 thousand resulting in impairment charges of $9 thousand during the nine months ended September 30, 2011. We disposed of two patents and eight trademarks with an aggregate carrying amount of $9 thousand during the nine months ended September 30, 2010. The intangible assets disposed of during the nine months ended September 20, 2011 and 2010 no longer hold any probable future economic benefits and were written-off.

See Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.

Note 6: Notes Payable

Notes payable on September 30, 2011 and December 31, 2010 were comprised of the following:

	Amount Outstanding
(In thousands)	September 30, 2011	December 31, 2010
U.S. Bank Term Loan Facility (1)	$18,400	$35,000

(1)

Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On September 30, 2011, the 1-month LIBOR plus the fixed margin was approximately 1.73% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.

Our total interest expense on borrowings was $0.3 million and $0 during the nine months ended September 30, 2011 and 2010, respectively.

Note 7: Income Taxes

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $2.0 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was 21.8% and 28.8% during the three months ended September 30, 2011 and 2010, respectively. We recorded income tax expense of $4.3 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate was 22.2% and 32.4% during the nine months ended September 30, 2011 and 2010, respectively.

On September 30, 2011, we had gross unrecognized tax benefits of approximately $5.7 million, including interest and penalties, of which approximately $5.1 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $91 thousand within the next twelve months.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million on September 30, 2011 and December 31, 2010 are included in our unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On September 30, 2011, the open statutes of limitations in our significant tax jurisdictions are as follows: federal 2006 through 2010, state 2006 through 2010, and non-U.S. 2002 through 2010. On September 30, 2011, our gross unrecognized tax benefits of $5.7 million are classified as long term because we do not anticipate the payment of cash related to those unrecognized tax benefits within one year.

See Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 8: Accrued Compensation

The components of accrued compensation on September 30, 2011 and December 31, 2010 are listed below:

(in thousands)	September 30, 2011	December 31, 2010
Accrued social insurance(1)	$19,980	$20,360
Accrued salary	4,771	4,045
Accrued vacation/holiday	1,814	1,748
Accrued bonus	456	2,832
Accrued commission	262	249
Accrued medical insurance claims	239	112
Other accrued compensation	1,008	1,288

Total accrued compensation	$28,530	$30,634

(1)

Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the People’s Republic of China (“PRC”). This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to Social Security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2011 and December 31, 2010.

Note 9: Other Accrued Expenses

The components of other accrued expenses on September 30, 2011 and December 31, 2010 are listed below:

(In thousands)	September 30, 2011	December 31, 2010
Amount due to CG International Holdings Limited	$5,138	$5,138
Accrued freight	2,144	1,350
Accrued professional fees	1,052	1,158
Accrued duties	544	256
Utilities	529	340
Accrued advertising and marketing	491	467
Tooling (1)	466	1,567
Accrued third-party commissions	382	252
Accrued sales taxes, VAT and ICMS	341	678
Property, plant, and equipment (1)	145	20
Interest	82	99
Deferred income taxes	—	57
Other	2,379	1,913

Total other accrued expenses	$13,693	$13,295

(1)	The tooling and property, plant and equipment accrual balances relate to amounts capitalized within property, plant, and equipment, net on September 30, 2011 and December 31, 2010.

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

Product Warranties

Changes in the liability for product warranty claim costs are presented below:

(In thousands) Description	Balance at Beginning of Period	Accruals (Reductions) for Warranties Issued During the Period	Settlements (in Cash or in Kind) During the Period	Balance at End of Period
Nine months Ended September 30, 2011	$71	$(27)	$(38)	$6
Nine months Ended September 30, 2010	$82	$(63)	$(11)	$8

Litigation

On July 15, 2011, we filed a lawsuit against in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies are infringing seventeen of our patents related to remote control technology. We have alleged that this complaint relates to multiple Logitech remote control products, including the Harmony H300, H650, H700, H900, One, H1100, Logitech Revue (for Google TV), Harmony remote apps for iOS and Android platforms, and other applications and/or programming for touch screen mobile devices. The Logitech companies have not yet answered our complaint.

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

Long-Term Incentive Plan

Our Compensation Committee awarded a discretionary cash bonus of $1.0 million to our Named Executive Officers, to be paid out quarterly during 2009 and 2010. The Compensation Committee made this decision after reviewing the economic environment and our relative financial and operating performance. The Compensation Committee believed this bonus was in alignment with our stockholders’ interests as well as our performance, alignment and retention objectives. Each participant’s earned award vested in eight equal quarterly installments beginning September 30, 2009 and ending December 31, 2010. Approximately $0.3 million and 0.1 million was paid and expensed, respectively, during the three and nine months ended September 30, 2010 to our executive management team. All amounts earned have been paid as of September 30, 2011 and December 31, 2010.

Non-Qualified Deferred Compensation Plan

We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. On September 30, 2011 and December 31, 2010, the amounts deferred under the plan were immaterial to our financial statements.

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The India Plan was adequately funded as of September 30, 2011 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. On September 30, 2011, approximately 30% of our 130 employees in India had qualified for eligibility. Generally, an individual must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility we are liable, on termination, resignation or retirement, to pay the employee an amount equal to 15 days salary for each year of service completed. The total amount of liability outstanding on September 30, 2011 and December 31, 2010 for the India Plan was not material. During the three and nine months ended September 30, 2011 and 2010, the net periodic benefit costs were also not material.

Note 11: Treasury Stock

During the nine months ended September 30, 2011 and 2010, we repurchased 441,071 and 493,257 shares of our common stock at a cost of $9.5 million and $9.8 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the nine months ended September 30, 2011 and 2010, we issued 22,500 and 22,083 shares, respectively, to outside directors for services performed (see Note 14).

On February 11, 2010, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our issued and outstanding common stock. As of September 30, 2011, we have repurchased 914,197 shares of our common stock under the February 11, 2010 authorization, leaving 85,803 shares available for repurchase. On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board.

Note 12: Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net income	$7,084	$4,702	$15,032	$11,315
Other comprehensive income (loss)
Foreign currency translations (1)	(2,076)	3,850	2,117	(1,631)

Comprehensive income	$5,008	$8,552	$17,149	$9,684

(1)

The foreign currency translation gain of $2.1 million for the nine months ended September 30, 2011 was due primarily to the weakening of the U.S. dollar against the Chinese Renminbi during the period. The foreign currency translation loss of $1.6 million for the nine months ended September 30, 2010 was due primarily to the strengthening of the U.S. dollar against the Euro. The U.S. dollar/ Chinese Renminbi spot rate was 0.157 and 0.152 on September 30, 2011 and December 31, 2010, respectively. The U.S. dollar/Euro spot rate was 1.36 and 1.43 on September 30, 2010 and December 31, 2009, respectively.

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

Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purpose of making operating decisions and assessing financial performance. Accordingly, we have a single reportable segment.

Foreign Operations

Our sales by geographic area, based on customer billing location, were the following:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net sales
United States	$37,246	$30,198	$98,668	$89,628
International:
People’s Republic of China	30,290	5,853	83,076	15,313
Argentina	2,409	1,158	4,673	3,935
Australia	522	583	1,078	1,157
Brazil	3,912	767	6,326	1,411
Canada	4,665	3,404	9,882	10,031
France	1,254	1,312	3,362	2,594
Germany	1,635	1,803	4,761	5,389
Israel	1,018	1,086	2,628	2,804
Italy	371	577	1,667	1,531
Japan	10,647	1,890	31,922	3,860
Malaysia	3,444	—	12,942	8
Netherlands	559	1,061	1,149	1,607
Portugal	663	920	1,463	2,631
Singapore	1,027	3,771	13,055	12,378
South Africa	2,833	1,306	5,211	4,366
South Korea	1,296	1,713	6,160	3,668
Spain	872	823	2,925	3,402
Taiwan	5,169	3,197	16,515	6,960
Thailand	2,213	2,755	9,684	6,665
United Kingdom	5,038	9,426	16,567	34,106
All other	6,444	5,404	17,271	15,831

Total international	86,281	48,809	252,317	139,647

Total net sales	$123,527	$79,007	$350,985	$229,275

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to individual countries.

Long-lived asset information is the following:

(In thousands)	September 30, 2011	December 31, 2010
Long-lived tangible assets:
United States	$3,995	$4,654
People’s Republic of China	77,921	75,053
All other countries	3,656	3,854

Total	$85,572	$83,561

Note 14: Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the three and nine months ended September 30, 2011 and 2010 is the following:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2011	2010	2011	2010
Cost of sales	$2	$14	$13	$41
Research and development	63	105	199	348
Selling, general and administrative	1,130	1,106	3,068	3,368

Stock-based compensation expense before income taxes	$1,195	$1,225	$3,280	$3,757

Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0 and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, pre-tax stock-based compensation related to options granted to directors was $0.1 million and $0.2 million, respectively.

Selling, general and administrative expense also includes stock-based compensation related to restricted stock awards granted to outside directors of $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, stock-based compensation related to restricted stock awards granted to outside directors was $0.4 million and $0.4 million, respectively.

The income tax benefit from the recognition of stock-based compensation for the three months ended September 30, 2011 and 2010 was $0.4 million and $0.4 million, respectively. The income tax benefit from the recognition of stock-based compensation for the nine months ended September 30, 2011 and 2010 was $1.1 million and $1.3 million, respectively.

Stock Options

During the nine months ended September 30, 2011 the Compensation Committee and Board of Directors granted 107,600 stock options to employees, including 92,600 to our Named Executive Officers, with an aggregate grant date fair value of $1.5 million under various stock incentive plans. The stock options granted to employees during 2011 consisted of the following:

(In thousands, except share amounts)

Stock Option Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
January 26, 2011	15,000	$192	4-Year Vesting Period (25% each year)
April 6, 2011	92,600	$1,286	3-Year Vesting Period (8.33% each quarter)

	107,600	$1,478

During the nine months ended September 30, 2011 we recognized $0.2 million of pre-tax stock-based compensation expense related to our 2011 stock option grants.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Weighted average fair value of grants(1)	$—	$8.22	$13.74	$10.83
Risk-free interest rate	—	1.80%	2.29%	2.27%
Expected volatility	—	50.37%	52.25%	50.07%
Expected life in years	—	4.95	5.03	4.95

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

Stock option activity during the nine months ended September 30, 2011 was the following:

	Number of Options (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value $ (thousands)
Outstanding on December 31, 2010	1,525	$18.78
Granted	108	28.97
Exercised	(84)	16.63		$801
Forfeited/cancelled/ expired	(17)	23.85

Outstanding on September 30, 2011	1,532	$19.55	5.01	$1,690

Vested and expected to vest on September 30, 2011	1,515	$19.51	4.97	$1,687
Exercisable on September 30, 2011	1,223	$18.64	4.15	$1,640

The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on September 30, 2011. The aggregate intrinsic value is the difference between the closing price of our common stock on the last trading day of the third quarter of 2011 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended September 30, 2011 and 2010, was $0.04 million and $0, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2011 and 2010, was $0.8 million and $0.1 million, respectively.

On September 30, 2011, there was $2.6 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.2 years.

Restricted Stock

During the nine months ended September 30, 2011 the Compensation Committee and Board of Directors granted 143,900 restricted stock awards to employees, including 43,900 to our Named Executive Officers, with an aggregate grant date fair value of $3.7 million under the 2006 and 2010 Stock Incentive Plans. The restricted stock awards consisted of the following:

(In thousands, except share amounts)

Restricted Stock Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
April 6, 2011	43,900	$1,284	3-Year Vesting Period (8.33% each quarter)
July 15, 2011	100,000	$2,454	3-Year Vesting Period (8.33% each quarter)

	143,900	$3,738

In addition to the grants to employees, 30,000 shares of restricted stock with a grant date fair value of $0.8 million were granted to our outside directors on July 1, 2011 as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter).

During the nine months ended September 30, 2011 we recognized $0.6 million of pre-tax stock-based compensation expense related to our 2011 restricted stock award grants.

Non-vested restricted stock award activity during the nine months ended September 30, 2011 (including restricted stock issued to directors as described in Note 11) was the following:

	Shares Granted (thousands)	Weighted- Average Grant Date Fair Value
Non-vested on December 31, 2010	195	$17.30
Granted	174	25.87
Vested	(116)	16.58
Forfeited	(4)	16.24

Non-vested on September 30, 2011	249	$23.64

At September 30, 2011, we expect to recognize $5.2 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 2.2 years.

See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 15: Other (Expense) Income, net

The components of other (expense) income, net for the three and nine months ended September 30, 2011 and 2010 are the following:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net gain (loss) on foreign currency exchange contracts(1)	$(569)	$194	$(123)	$(113)
Net gain (loss) on foreign currency exchange transactions	210	(122)	(1,008)	199
Other (expense) income	6	(32)	360	(24)

Other (expense) income, net	$(353)	$40	$(771)	$62

(1)	This represents the losses and gain incurred on foreign currency hedging derivatives (see Note 17 for further details).

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

In the computation of diluted earnings per common share for the three months ended September 30, 2011 and 2010, we have excluded 631,000 and 735,126 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended September 30, 2011 and 2010, we have excluded 225,416 and 196,305 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

In the computation of diluted earnings per common share for the nine months ended September 30, 2011 and 2010, we have excluded 498,040 and 560,574 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the nine months ended September 30, 2011 and 2010, we have excluded 89,690 and 197,435 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, are calculated as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands, except per-share amounts)	2011	2010	2011	2010
BASIC
Net income	$7,084	$4,702	$15,032	$11,315

Weighted-average common shares outstanding	14,887	13,417	14,963	13,572

Basic earnings per share	$0.48	$0.35	$1.00	$0.83

DILUTED
Net income	$7,084	$4,702	$15,032	$11,315

Weighted-average common shares outstanding for basic	14,887	13,417	14,963	13,572
Dilutive effect of stock options and restricted stock	260	254	349	325

Weighted-average common shares outstanding on a diluted basis	15,147	13,671	15,312	13,897

Diluted earnings per share	$0.47	$0.34	$0.98	$0.81

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

The following table sets forth our financial liabilities that were accounted for at fair value on a recurring basis on September 30, 2011:

		Fair Value Measurement Using
(In thousands) Description	September 30, 2011	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency exchange futures contracts	$(80)	$—	$(80)	$—

	$(80)	$—	$(80)	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.6 million and a net pre-tax gain of $0.2 million for the three months ended September 30, 2011 and 2010, respectively. We had a net pre-tax loss of $0.1 million for the nine months ended September 30, 2011 and 2010.

Futures Contracts

We held one USD/Euro futures contract with a notional value of $7.5 million and a forward rate of $1.3566 USD/Euro on September 30, 2011. We held the Euro position on this contract, which settled on October 21, 2011. The loss on this contract as of September 30, 2011 was $80 thousand and was included in other accrued expenses. This contract was settled at a gain of $91 thousand resulting in a gain of $171 thousand during October 2011.

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

Note 18: Business Combination

Enson Assets Limited

On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into a stock purchase agreement with CG International Holdings Limited (“CG”) to acquire all of the issued shares in the capital of Enson Assets Limited (“Enson”) for total consideration of approximately $125.9 million. This transaction closed on November 4, 2010. The consideration consisted of $95.1 million in cash and 1,460,000 of newly issued shares of UEI common stock. A total of $5.0 million of the purchase price was held back at the closing to provide for any additional payments required by CG as a result of Enson’s failure to meet both a net asset target and an earnings target (see “Contingent Consideration” below) and also to support indemnification claims that could be made by us within one year following the closing of this acquisition. We have included the $5.0 million that was held back in the purchase price allocation, since it is probable that we will owe the full amount to CG. The $5.0 million is included in our other accrued liabilities balance at September 30, 2011 and December 31, 2010 (see Note 9 for further details).

Consideration

The sources of the consideration were the following:

(In thousands) Source Description	Amount	Percentage of Consideration
Existing cash and cash equivalents	$54,138	43.0%
Funds from new U.S. Bank Secured Term Loan (see Note 6)	35,000	27.8
Funds from new U.S. Bank Secured Revolving Credit Line (see Note 6)	6,000	4.8
Newly issued shares of Universal Electronics Inc. common stock	30,762	24.4

	$125,900	100%

Contingent Consideration

Net Asset Target on November 3, 2010

To the extent that Enson’s net assets were less than $68.5 million on November 3, 2010, CG would have had to pay us the difference, plus interest. To the extent that the Enson net assets were greater than $68.5 million we would pay CG the difference, plus interest. This calculation was finalized during the first quarter of 2011 when the auditor issued their report on Enson’s November 3, 2010 Statement of Net Assets. On November 3, 2010, Enson’s net assets, as defined by the stock purchase agreement, were $68.6 million. As such, the total consideration and the goodwill recognized to acquire Enson increased $0.1 million from December 31, 2010 to September 30, 2011. The $0.1 million is included in our other accrued liabilities balance at September 30, 2011 and December 31, 2010 (see Note 9 for further details).

On May 5, 2011, we received a Dispute Notice from CG, pursuant to the Stock Purchase Agreement, outlining their disagreement with certain tax estimates included within Enson’s Statement of Net Assets on November 3, 2010. We responded by disagreeing with CG’s dispute and have not heard from CG regarding our response; however, depending on the ultimate resolution of this dispute, the total purchase consideration may increase by up to $1.5 million.

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

Preliminary Purchase Price Allocation

Under the acquisition method of accounting, the acquisition date fair value of the consideration transferred is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Management’s preliminary purchase price allocation on November 4, 2010 (the Enson acquisition date) is the following:

(in thousands)	Weighted Average Estimated Lives	Preliminary Fair Value
Cash & cash equivalents		$20,866
Inventories		23,469
Accounts receivable		37,625
Prepaid expenses and other current assets		738
Property, plant and equipment	20 years	66,644
Deferred income taxes		2,619
Other assets		3,409
Interest bearing liabilities		(4,227)
Non-interest bearing liabilities		(67,879)

Net tangible assets acquired		83,264
Customer relationships	10 years	23,300
Trademark and trade name	10 years	2,000
Goodwill		17,336

Total estimated purchase price		$125,900

Management’s preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions that are subject to change. During the measurement period, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period can extend as long as one year from the acquisition date. We have made two adjustments to the preliminary purchase price allocation since December 31, 2010. We increased the purchase consideration and goodwill by $0.1 million as a result of the issuance of the auditor’s report on Enson’s November 3, 2010 Statement of Net Assets (see “Net Asset Target on November 3, 2010” above), and we increased goodwill and decreased the deferred income taxes acquired by $0.4 million as a result of certain deferred tax assets not expected to be realized. We are currently evaluating the results of the earnings target as defined in the stock purchase agreement; however, we do not believe this will result in an adjustment to the preliminary purchase price accounting. In addition, on May 5, 2011, we received a Dispute Notice from CG, pursuant to the Stock Purchase Agreement, outlining their disagreement with certain tax estimates included within Enson’s Statement of Net Assets on November 3, 2010. We responded by disagreeing with CG’s dispute and have not heard from CG regarding our response; however, depending on the ultimate resolution of this dispute, the total purchase consideration may increase by up to $1.5 million.

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

Pro forma results were as follows for the three and nine months ended September 30, 2010:

(in thousands, except per share information)	Three Months Ended September 30, 2010	Nine months Ended September 30, 2010
Net sales	$124,427	$339,065
Net income	$8,405	$25,302
Basic and diluted net income per share:
Basic	$0.57	$1.68
Diluted	$0.56	$1.65

The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the date presented, and should not be taken as a projection of the future consolidated results of our operations.

Adjustments to reduce net income of $4.7 million and $5.2 million have been made to the combined results of operations for the three and nine months ended September 30, 2010. These adjustments reflect primarily acquisition costs, interest on the term loan and line of credit, amortization of acquired intangible assets, amortization and depreciation of the fair value adjustments to prepaid land and property, plant, and equipment, and the elimination of profit related to intercompany sales. All adjustments have been made net of their related tax effects.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

We develop and manufacture a broad line of pre-programmed universal wireless control products, audio-video accessories, and software that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include OEMs, subscription broadcasters, international retailers, custom installers, North American retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software, and intellectual property, including our IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products. We believe that our universal remote control IR code database contains device codes that are capable of controlling virtually all IR controlled devices worldwide.

Beginning in 1986 and continuing today, we have compiled an extensive IR code database, or library, that covers over 585,986 individual device functions and over 4,437 individual consumer electronic equipment brand names. Our library of IR codes is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.

We operate as one business segment. We have twenty-four subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People’s Republic of China (4) and the United Kingdom.

Overall, the struggling global economy continues to place downward pressure on the sale of products destined for the retail channel. Despite UEI continuing to gain market share in the retail and OEM channels, sales are less than we expected in 2011. The subscription broadcast channel, primarily in North America, has performed well in 2011; however, its growth has slowed down compared to prior years when we were the beneficiary of the analog to digital upgrade cycle as well as the proliferation of high definition televisions. We expect to grow in the future as we are very well positioned globally in the OEM, subscription broadcast and retail channels.

To recap our results for the nine months ended September 30, 2011:

•

Our net sales grew 53.1% from $229.3 million during the nine months ended September 30, 2010 to $351.0 million during the nine months ended September 30, 2011, due primarily to the acquisition of Enson in November 2010, which added $117.2 million in revenue during the nine months ended September 30, 2011.

•

Our operating income during the first nine months of 2011 increased 22.6% to $20.3 million from $16.6 million during the first nine months of 2010. Our operating margin percentage decreased from 7.2% for the first nine months of 2010 to 5.9% for the first nine months of 2011 due primarily to the decrease in our gross margin percentage from 32.8% during the first nine months of 2010 to 27.6% during the first nine months of 2011. The decrease in our gross margin rate was due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin Business category. This shift in sales composition was expected as a result of our acquisition of Enson, which sells exclusively within our Business category. Partially offsetting the decrease in our gross margin percentage was an improvement in operating expenses. Operating expenses as a percentage of revenue decreased from 25.6% during the nine months ended September 30, 2010 to 21.7% of revenue during the nine months ended September 30, 2011.

Our business objectives for 2011 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability.

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers;

•	continue to integrate Enson;

•	increase the utilization of Enson’s factories by becoming less dependent on third party contract manufacturers; and

•	place more operations, logistics, quality, program management, engineering, sales, and marketing personnel in the Asia region.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Results of Operations

Our results of operations as a percentage of net sales for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Cost of sales	72.3	67.4	72.4	67.2

Gross profit	27.7	32.6	27.6	32.8
Research and development expenses	2.3	3.4	2.6	3.5
Selling, general and administrative expenses	17.7	20.9	19.1	22.1

Operating expenses	20.0	24.3	21.7	25.6

Operating income	7.7	8.3	5.9	7.2
Interest (expense) income, net	(0.0)	(0.0)	(0.1)	0.0
Other (expense) income, net	(0.3)	0.1	(0.2)	0.0

Income before provision for income taxes	7.4	8.4	5.6	7.2
Provision for income taxes	(1.6)	(2.4)	(1.2)	(2.4)

Net income	5.8%	6.0%	4.4%	4.8%

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010:

Net sales by our Business and Consumer lines for the three months ended September 30, 2011 and 2010 were the following:

	Three Months Ended September 30,
	2011		2010
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$111.3	90.1%	$66.2	83.8%
Consumer	12.2	9.9%	12.8	16.2%

Total net sales	$123.5	100%	$79.0	100%

Overview

Net sales for the third quarter of 2011 were $123.5 million, an increase of 56.3% compared to $79.0 million for the third quarter of 2010. Net income for the third quarter of 2011 was $7.1 million or $0.47 per diluted share compared to $4.7 million or $0.34 per diluted share for the third quarter of 2010.

Consolidated

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 90% of net sales in the third quarter of 2011 compared to approximately 84% in the third quarter of 2010. Net sales in our Business lines for the three months ended September 30, 2011 increased by approximately 68% to $111.3 million from $66.2 million in the three months ended September 30, 2010. This increase in net sales resulted primarily from our November 2010 acquisition of Enson, which contributed $38.6 million of sales during the three months ended September 30, 2011.

Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 10% of net sales for the third quarter of 2011 compared to approximately 16% in the third quarter of 2010. Net sales in our Consumer lines during the third quarter of 2011 decreased by $0.6 million or 5% to $12.2 million from $12.8 million during the same period in 2010. Net sales for the third quarter of 2011 in our Consumer lines were positively impacted by the strengthening of the British Pound and Euro compared to the U.S. dollar, which resulted in an increase in net sales of approximately $0.5 million. Net of the favorable currency effect, Consumer sales decreased by $1.1 million, due primarily to a struggling global economy. International retail sales decreased by $0.2 million compared to the third quarter of 2010. Net sales in North American retail decreased by $0.4 million, or 30%, from $1.3 million in the third quarter of 2010 to $0.9 million during the third quarter of 2011. Additionally, our custom installer sales decreased by $0.6 million, from $0.7 million during the third quarter of 2010 to $0.1 million during the third quarter of 2011.

Gross profit for the third quarter of 2011 was $34.2 million compared to $25.7 million during the third quarter of 2010. Gross profit as a percent of sales decreased to 27.7% during the third quarter of 2011 from 32.6% during the third quarter of 2010, due primarily to Business category sales comprising a higher percentage of total sales. This shift in sales composition was expected as a result of our acquisition of Enson, which sells exclusively within the Business category. Our Business category sales, on average, yield a lower gross margin compared to our Consumer category sales. This sales mix change resulted in a 3.8% decrease in our gross margin rate. In addition, royalty income decreased which adversely affected our gross margin rate by 0.9%.

Research and development expenses increased 7% from $2.7 million during the third quarter of 2010 to $2.9 million during the third quarter of 2011. The increase is primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new products and technologies.

Selling, general and administrative (SG&A) expenses increased 33% from $16.5 million during the third quarter of 2010 to $21.9 million during the third quarter of 2011. The strengthening of the Euro compared to the U.S. dollar resulted in an increase of $0.6 million. Net of this unfavorable currency effect, expenses increased by $4.8 million. SG&A expenses for the third quarter of 2011 include $4.6 million of operating expenses from the Enson acquisition, including $0.6 million of intangibles’ amortization as a result of the aforementioned acquisition. Also contributing to the increase in SG&A expenses is increased payroll of $0.4 million as well as an increase in professional services of $0.4 million. Partially offsetting these increases is a $0.6 million decrease in the amount of employee bonus incurred in the third quarter of 2011 compared to the third quarter of 2010.

Net interest during the third quarter of 2011 was $56 thousand of expense compared to $1 thousand of expense during the third quarter of 2010.

Net other during the third quarter of 2011 was $0.4 million of expense compared to $40 thousand of income during the third quarter of 2010, which was driven by increased foreign exchange losses.

Income tax expense was $2.0 million during the third quarter of 2011 compared to $1.9 million during the third quarter of 2010. Our effective tax rate was 21.8% for the third quarter of 2011 compared to 28.8% for the third quarter of 2010. The decline in our effective tax rate is due primarily to earning a higher percentage of income in lower tax rate jurisdictions, largely as a result of our acquisition of Enson during November 2010.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010:

Net sales by our Business and Consumer lines for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months Ended September 30,
	2011		2010
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$317.7	90.5%	$193.8	84.5%
Consumer	33.3	9.5%	35.5	15.5%

Total net sales	$351.0	100%	$229.3	100%

Overview

Net sales during the nine months ended September 30, 2011 were $351.0 million; an increase of 53.1% compared to $229.3 million during the nine months ended September 30, 2010. Net income for the nine months ended September 30, 2011 was $15.0 million or $0.98 per diluted share compared to $11.3 million or $0.81 per diluted share for the nine months ended September 30, 2010.

Consolidated

Net sales in our Business lines (subscription broadcasting, OEM and computing companies) were approximately 90.5% of net sales during the nine months ended September 30, 2011 compared to approximately 84.5% during the nine months ended September 30, 2010. Net sales in our Business lines during the nine months ended September 30, 2011 increased by 64% to $317.7 million from $193.8 million during the nine months ended September 30, 2010. This increase in net sales resulted primarily from our November 2010 acquisition of Enson, which contributed $117.2 million of sales during the nine months ended September 30, 2011.

Net sales in our Consumer lines (One For All® retail, private label and custom installers) were approximately 9.5% of net sales during the nine months ended September 30, 2011 compared to approximately 15.5% during the nine months ended September 30, 2010. Net sales in our Consumer lines decreased by 6% to $33.3 million during the nine months ended September 30, 2011 from $35.5 million during the same period in the prior year. This decrease in Consumer category sales is due primarily to a struggling global economy. North American retail sales decreased by $1.5 million compared to the first nine months of 2010. CEDIA sales decreased by $2.0 million from $2.5 million in the first nine months of 2010 to $0.5 million in the same period in 2011. Partially offsetting these decreases was the strengthening of the Euro and the British Pound compared to the U.S. dollar which resulted in an increase in net sales of approximately $1.4 million.

Gross profit for the nine months ended September 30, 2011 was $96.7 million compared to $75.2 million for the nine months ended September 30, 2010. Gross profit as a percentage of sales for the nine months ended September 30, 2011 decreased to 27.6% from 32.8% during the same period in the prior year, due primarily to Business category sales comprising a higher percentage of total sales. This shift in sales composition was expected as a result of our acquisition of Enson, which sells exclusively within the Business category. Our Business category sales, on average, yield a lower gross margin compared to our Consumer category sales. This sales mix change resulted in a 4.2% decrease in our gross margin rate. In addition, royalty income decreased which adversely affected our gross margin rate by 1.1%.

Research and development expenses increased 17% from $7.9 million during the nine months ended September 30, 2010 to $9.3 million during the nine months ended September 30, 2011 due to additional investments in product development.

Selling, general and administrative (SG&A) expenses increased 32.4% from $50.7 million during the nine months ended September 30, 2010 to $67.1 million during the nine months ended September 30, 2011. SG&A expenses for the nine months ended September 30, 2011 include $13.4 million of operating expenses from the Enson acquisition, including $1.9 million of intangibles’ amortization. The strengthening of the Euro compared to the US dollar resulted in an increase in SG&A expenses of $1.3 million. The remaining increase in SG&A expenses is due to wage increases in 2011 as well as an increase in professional services relating to the integration of Enson, our expansion into foreign markets such as Brazil and the implementation of our new ERP system. Partially offsetting the increases in the SG&A expense is the decrease in the amount of employee bonus incurred in the third quarter of 2011 compared to the third quarter of 2010.

Net interest during the nine months ended September 30, 2011 and 2010, was $0.2 million of net interest expense and $0.1 million of net interest income, respectively.

Net other during the nine months ended September 30, 2011, was an expense of $0.8 million compared to income of $62 thousand during the same period in the prior year. This decrease was driven by foreign exchange losses.

Income tax expense was $4.3 million during the nine months ended September 30, 2011 compared to $5.4 million during the nine months ended September 30, 2010. Our effective tax rate was 22.2% for the nine months ended September 30, 2011 compared to 32.4% for the same period in the prior year. The decline in our effective tax rate is due primarily to earning a higher percentage of income in lower tax rate jurisdictions, largely as a result of our acquisition of Enson during November 2010.

Liquidity and Capital Resources

Sources and Uses of Cash:

(In thousands)	Nine months ended September 30, 2011	Increase/(Decrease) in cash	Nine months ended September 30, 2010
Net cash provided by operating activities	$11,802	$1,171	$10,631
Net cash used for investing activities	(10,954)	(5,154)	(5,800)
Net cash used for financing activities	(24,309)	(14,862)	(9,447)
Effect of exchange rate changes on cash	1,212	2,165	(953)

(In thousands)	September 30, 2011	Increase/(Decrease)	December 31, 2010
Cash and cash equivalents	$32,000	$(22,249)	$54,249
Working capital	79,446	13,843	65,603

Net cash provided by operating activities increased by $1.2 million from $10.6 million during the first nine months of 2010 to $11.8 million during the first nine months of 2011. Comparing cash flows from operations for the nine months ended September 30, 2011 to the nine months ended September 30, 2010, cash flows improved by $10.7 million as a result of improved vendor management. Depreciation and amortization increased by $8.2 million due primarily to our acquisition of Enson in the fourth quarter of 2010. In addition, net income increased by $3.7 million. Partially offsetting these improvements in cash flows from operations is an additional cash outflow of $15.4 million in 2011 due to increased inventories. In the second quarter of 2011, we altered our shipping terms with a significant customer that results in us holding title to inventories until the shipments are received by this particular customer. We also increased our safety stock on certain products including chips. In addition, accounts receivable increased by $2.8 million for the nine months ended September 30, 2011 versus a decrease in accounts receivable of $4.5 million for the nine months ended September 30, 2011 resulting in a net change of $7.3 million.

Net cash used for investing activities increased by $5.2 million from cash outflows of $5.8 million during the first nine months of 2010 to cash outflows of $11.0 million during the first nine months of 2011. The increase in cash used for investing activities was primarily driven by cash outflows to purchase property, plant, and equipment, which were $10.1 million for the nine months ended September 30, 2011, compared to $4.4 million during the nine months ended September 30, 2010. The increase in cash used to purchase equipment, furniture and fixtures was primarily driven by our capacity expansion within the People’s Republic of China and Brazil.

Net cash used for financing activities increased by $14.9 million from cash outflows of $9.4 million during the first nine months of 2010 to cash outflows of $24.3 million during the first nine months of 2011. The increase in cash used for financing activities was driven primarily by our repayment of $16.6 million on our term loan with U.S. Bank, offset partially by a $1.1 million increase in proceeds from stock option exercised during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in cash used for financing was further offset by a $0.3 million decrease in the cash used to repurchase shares of our common stock during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

During the first nine months of 2011 we repurchased 441,071 shares of our common stock for $9.5 million compared to our repurchase of 493,257 shares of our common stock for $9.8 million during the first nine months of 2010. We hold repurchased shares as treasury stock, and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.

On February 11, 2010, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our issued and outstanding common stock. As of September 30, 2011, we have repurchased 914,197 shares of our common stock under the February 11, 2010 authorization, leaving 85,803 shares available for repurchase. On

October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board.

Contractual Obligations

On September 30, 2011, our contractual obligations were $7.0 million compared to $4.3 million reported in our Annual Report on Form 10-K on December 31, 2010. The following table summarizes our contractual obligations on September 30, 2011 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Contractual obligations:
Operating lease obligations	$6,330	$2,174	$2,924	$1,232	$—
Purchase obligations (1)	657	657	—	—	—

Total contractual obligations	$6,987	$2,831	$2,924	$1,232	$—

(1)	Purchase obligations include contractual payments to purchase tooling assets.

We entered into three operating lease agreements during the nine months ended September 2011 for our office and warehouse space in Hong Kong (People’s Republic of China), San Mateo (U.S.), and Manaus (Brazil). Some of these leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 36 to 60 months.

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

We are able to supplement this near-term liquidity, if necessary, with a credit line facility made available by U.S. Bank. Our liquidity is subject to various risks including the market risks identified in the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 3.

(In thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$32,000	$54,249
Total debt	18,400	35,000
Available borrowing resources	20,000	33,766

On September 30, 2011, we had an outstanding balance of $18.4 million related to our U.S. Bank 1-year term loan facility. Our term loan, along with our line of credit and available cash, was utilized to finance the acquisition of Enson and to pay related transaction costs, fees, and expenses. Amounts paid or prepaid on the term loan may not be re-borrowed. The minimum principal payments for the term loan are $2.2 million each quarter. The next principal and interest payment was made on October 5 of 2011. On October 31, 2011, we extended the maturity date of this term loan to November 1, 2012.

During the three months ended September 30, 2011, the maximum drawing on our line of credit was $2.2 million and the average principal outstanding was $0.6 million. We had a single drawing of $2.2 million during September 2011. The interest rate was constant at 3.25% during the 23 calendar days the $2.2 million was outstanding. The drawing was utilized to supplement our cash flows from operations in the U.S. as we repurchased $6.0 million of our common stock in the open market during the three months ended September 30, 2011.

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

On September 30, 2011, we had approximately $6.3 million, $6.1 million, $18.7 million, $13 thousand and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively. On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.

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

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the following:

•	the failure of our markets or customers to grow and expand in the manner we anticipate;

•	our inability to attract and retain quality workforce at adequate levels in all regions of the world, particularly Asia;

•	the effects that product mix ordered and required by our customers have on our margins;

•	the effects that product ordering patterns by our customers have on our manufacturing capacities;

•

the effects of natural or other events beyond our control, including the effects of the global economic struggles, earthquakes, Tsunamis, wars or terrorist activities may have on us, the economy or our customers, including most particularly the effects of the recent earthquake and subsequent Tsunami on Japan, its economy, and our vendors and customers doing business and/or residing in Japan;

•

the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, interactive TV, and cellular industries not materializing or growing as we believed;

•	the failure to successfully integrate the operations of Enson and its subsidiaries, into our pre-existing operations;

•	the failure of Enson to perform in accordance with our expectations;

•	our inability to obtain orders or maintain our order volume with new and existing customers;

•	our inability to add profitable complementary products which are accepted by the marketplace;

•	our inability to continue selling our products or licensing our technologies at higher or profitable margins;

•	our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts;

•	the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price;

•	our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis;

•	our inability to successfully integrate any strategic business transaction; and

•	other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.

Interest Rate Risk

We are exposed to interest rate risk related to our term loan and revolving credit line with U.S. Bank. We may draw either U.S. dollars or foreign currencies from our credit facilities. Our market risk exposures in connection with the debt are primarily U.S. dollar LIBOR-based floating interest.

On September 30, 2011, we had an outstanding balance of $18.4 million related to our U.S. Bank 1-year term loan facility. The term loan maturity date is November 1, 2012, after extending the term for an additional 12-months effective October 31, 2011. Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On September 30, 2011, the 1-month LIBOR plus the fixed margin was approximately 1.73% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.

Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At September 30, 2011, the 12-month LIBOR plus the fixed margin was 2.63% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

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

Foreign Currency Exchange Rate Risk

At September 30, 2011, we had wholly owned subsidiaries in the People’s Republic of China, Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the three and nine months ended September 30, 2011 were the Euro, British Pound and Chinese Yuan Renminbi. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2011, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, and Singapore dollar relative to the U.S. dollar fluctuate 10% from September 30, 2011, net income and total cash flows in the fourth quarter of 2011 will fluctuate by approximately $2.9 million and $2.9 million, respectively.

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

Our management has excluded Enson from its assessment of internal control over financial reporting as of September 30, 2011 because they were acquired during the fourth quarter of 2010. Enson is a subsidiary whose total assets and total net sales represent 58% and 33%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.

On February 11, 2010, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our issued and outstanding common stock. As of September 30, 2011, we have repurchased 914,197 shares of our common stock under the February 11, 2010 authorization, leaving 85,803 shares available for repurchase. On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. Repurchase information for the third quarter of 2011 is set forth by month in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2011 — July 31, 2011	45,686	$24.69	45,686	343,998
August 1, 2011 — August 31, 2011	162,039	19.17	162,039	181,959
September 1, 2011 — September 30, 2011	96,156	18.49	96,156	85,803

Total Third Quarter 2011	303,881	$19.78	303,881	85,803

(1)	On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2011	Universal Electronics Inc.

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