Form 10-K
period 2011-12-31
UNIVERSAL ELECTRONICS INC
filed 2012-03-14
CIK 101984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-21044

UNIVERSAL ELECTRONICS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0204817
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6101 Gateway Drive Cypress, California	90630
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 820-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Global Select Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $370,228,747 based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.

On March 9, 2012, 14,893,928 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2011 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2012.

Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2011.

Exhibit Index appears on page 84. This document contains 93 pages.

UNIVERSAL ELECTRONICS INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

Forward-Looking Statements

This Annual Report on Form 10-K, including “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that may be deemed forward-looking statements. Forward-looking statements include but are not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases other financial items; plans, strategies and objectives of management for future operations; expected developments relating to products or services; labor issues, particularly in Asia; future economic conditions or performance; pending claims or disputes; expectation or belief; and assumptions underlying any of the foregoing.

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

Management assumptions that are subject to risks and uncertainties include those that are made about macroeconomic and geopolitical trends and events; foreign currency exchange rates; the execution and performance of contracts by customers, suppliers and partners; the challenges of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending legislation and accounting pronouncements; and other risks described in this report, including those discussed in “ITEM 1A. RISK FACTORS”, “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and described in our Securities and Exchange Commission filings subsequent to this report.

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

Additional information regarding UEI may be obtained at www.uei.com. Our website address is not intended to function as a hyperlink and the information available at our website address is not incorporated by reference into this Annual Report on Form 10-K. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains the reports, proxy and other information that we file electronically with the SEC.

Business Segment

Overview

Universal Electronics Inc. develops and manufactures a broad line of pre-programmed universal wireless remote control products, audio-video accessories, and software that are marketed to enhance home entertainment systems. Our offerings include the following:

•

easy-to-use, pre-programmed universal infrared (“IR”) and radio frequency (“RF”) remote controls that are sold primarily to subscription broadcasting providers (cable, satellite and IPTV), original equipment manufacturers (“OEMs”), retailers, and private label customers;

•	audio-video (“AV”) accessories sold to consumers;

•	integrated circuits, on which our software and universal IR remote control database is embedded, sold primarily to OEMs, subscription broadcasting providers, and private label customers;

•	intellectual property which we license primarily to OEMs, software development companies, private label customers, and subscription broadcasting providers; and

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

We provide subscription broadcasting providers, both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and IR code database library is embedded. We also sell our universal remote control devices and integrated circuits, on which our software and IR code database library is embedded, to OEMs that manufacture AV devices including digital set-top boxes.

For the years ended December 31, 2011, 2010, and 2009, our sales to DIRECTV and its sub-contractors collectively accounted for 12.2%, 13.7%, and 21.1% of our net sales, respectively. For the year ended December 31, 2011, our sales to Sony and its sub-contractors collectively accounted for 10.3% of our net sales. Our sales to Sony and its sub-contractors collectively did not exceed 10% of our net sales for the years ended December 31, 2010 and 2009. Our sales to Comcast Communications, Inc. and its sub-contractors collectively accounted for 12.9%, and 11.1% of our net sales for the years ended December 31, 2010 and 2009, respectively. Our sales to Comcast Communications, Inc. and its sub-contractors collectively did not exceed 10% of our net sales for the year ended December 31, 2011. No other single customer accounted for 10% or more of our net sales in 2011, 2010, or 2009.

We continue to pursue further penetration of the more traditional OEM consumer electronics markets. Customers in these markets package our wireless control devices for resale with their AV home entertainment products. Growth in this market has been driven by the proliferation and increasing complexity of home entertainment equipment, emerging digital technology, multimedia and interactive internet applications, and the increasing number of OEMs.

We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. On November 4, 2010, we acquired Enson Assets Limited (“Enson”) for total consideration of approximately $125.8 million. Our acquisition of Enson enhances our ability to compete in the OEM and subscription broadcasting markets, particularly in Asia. In addition, during 2010 we opened a new subsidiary in Brazil, which has allowed us to increase our reach and better compete in the Latin American subscription broadcast market. We will continue to add new sales and administrative people to support anticipated sales growth in these markets over the next few years.

Our One For All® brand name remote control and accessories sold within the international retail markets accounted for 9.3%, 12.4%, and 12.6% of our total net sales for the years ended December 31, 2011, 2010, and 2009, respectively. Throughout 2011, we continued our international retail sales and marketing efforts. Financial information relating to our international operations for the years ended December 31, 2011, 2010, and 2009 is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 15”.

Intellectual Property and Technology

We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. We had a total of 223 and 206 issued and pending United States patents at the end of 2011 and 2010, respectively. The increase in the number of issued and pending patents in the United States resulted from 22 new patent filings, offset by our abandonment of 5 patents.

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

Since our beginning in 1986, we have compiled an extensive IR code database library that covers over 606,500 individual device functions and approximately 4,500 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer’s written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control database is capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, and CD players, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.

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

Our remote controls are also designed for easy set-up. For most of our products, the consumer simply inputs a four-digit code for each device to be controlled. During 2010 and 2011, we continued to enhance our web-based EZ-RCTM Remote Control Setup Wizard application (which we first developed during 2007) (“EZ-RCTM”) and released additional products capable of connecting to it. EZ-RCTM built on our strategy of developing new products and technologies to further simplify remote control set-up. Once our wireless device is connected to a personal computer, our customers may utilize EZ-RCTM graphical interface to fully program the remote control. Each remote control user may create their own personal profile on the device with their favorite channels, custom functions, and more. In addition, we launched products utilizing the EZ-RCTM application into the international retail market during the fourth quarter of 2008 and the North American retail market during the third quarter of 2009.

UEI QuickSet is a firmware application that may be embedded on an AV device, such as a set-top box. UEI QuickSet enables universal remote control set-up using guided on-screen instructions and a wireless two-way communication link between the remote and the UEI QuickSet embedded AV equipment. UEI’s XMP technology, an extensible multimedia protocol, enables the two-way wireless communication between the universal remote control and the AV device, allowing IR code data and configuration settings to be sent to the remote control from the AV equipment. The user identifies the type and brand of the device to be controlled and then the UEI QuickSet application performs a test to confirm that the remote is controlling the equipment correctly. UEI QuickSet also saves the user-defined remote setting, enabling consumers to quickly transfer the setup configuration to a replacement remote. When the AV device has network connectivity, the IR code database and application may be continually updated to include the latest devices and functions.

During 2010, we released an upgrade to our UEI QuickSet application. The latest version of UEI QuickSet utilizes data transmitted over HDMI to automatically detect a connected device and then determine and download the correct code into the remote control without the need for the user to enter in any additional information. The user does not need to know the model number or brand to setup the device in the remote. Any new device that is connected is recognized. Consumers can easily and quickly set-up their remotes to control multiple devices.

Also during 2010, we developed our Low Energy IR Engine (“LowEIR”). LowEIR uses a combination of silicon, hardware, and software to substantially reduce energy usage in IR remotes without sacrificing performance. With LowEIR, battery life may be extended by years on traditional two battery infrared remote control designs. LowEIR is compatible with all IR protocols and is especially efficient with our XMP® protocols. Implementation does not require any modifications to the target device and is scalable to support a wide range of performance requirements. Because LowEIR requires less energy, and potentially fewer batteries, this may reduce waste and tariffs, making it both an environmentally friendly option for consumers and a financially sound solution for device manufacturers and system operators.

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

We have developed a broad portfolio of patented technologies and the industry’s leading database of IR and RF codes. We ship integrated circuits, on which our software and code database is embedded, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers. Licenses are delivered upon the transfer of a product master or on a per unit basis when the software or technology is used in a customer device.

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

Our twenty-four international subsidiaries are the following:

•	Universal Electronics B.V., established in the Netherlands;

•	One For All GmbH, established in Germany;

•	One for All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	Universal Electronics Italia S.R.L. established in Italy;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Hong Kong Pte. Ltd., established in Hong Kong;

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Cayman Inc., established in the Cayman Islands;

•	UEI Hong Kong Holdings Co. Pte. Ltd., established in Hong Kong;

•	Universal Electronics (Shenzhen) LLC., established in the PRC;

•	UEI Brasil Controles Remotos Ltda., established in Brazil;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	C.G. Group Ltd., established in the British Virgin Islands;

•	C.G. Development Ltd., established in Hong Kong;

•	Gemstar Technology (China) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yang Zhou) Co. Ltd., established in the PRC;

•	Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;

•	C.G. Technology Ltd., established in Hong Kong;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	C.G. Timepiece Ltd., established in Hong Kong;

•	C.G. Asia Ltd., established in the British Virgin Islands.

Raw Materials and Dependence on Suppliers

We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC to produce our remote control products. In 2011, Samsung provided 10.2% of our total inventory purchases. In 2010, Samsung and Computime each provided more than 10% of our total inventory purchases. They collectively provided 34.2% of our total inventory purchases for 2010. In 2009, Samsung, Computime, C.G. Development, and Samjin each provided more than 10% of our total inventory purchases. They collectively provided 77.4% of our total inventory purchases for 2009.

Even though we own and operate two factories in the PRC and one assembly plant in Brazil, we continue to evaluate additional contract manufacturers and sources of supply. During 2011, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed, if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.

Seasonality

Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2012.

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to the Consolidated Financial Statements — Note 22” for further details regarding our quarterly results.

Competition

Our principal competitors in the subscription broadcasting market are Contec, Philips Consumer Electronics, and Universal Remote Control. In the international retail and private label markets for wireless controls we compete with Logitech, Philips Consumer Electronics, Ruwido and Sony, as well as various manufacturers of wireless controls in

Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. We compete against Logitech, Philip Consumer Electronics, Ruwido, SMK, Universal Remote Control, and various manufacturers in Asia in the IR database market. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.

Engineering, Research and Development

During 2011, our engineering efforts focused on the following:

•	modifying existing products and technologies to improve features and lower costs;

•	formulating measures to protect our proprietary technology and general know-how;

•	improving our software so that we may pre-program more codes into our memory chips;

•	broadening our product portfolio;

•	simplifying the set-up and upgrade process for our wireless control products; and

•	updating our library of IR codes to include IR codes for new features and devices introduced worldwide.

During 2011, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our web-based EZ-RC™ Remote Control Setup Wizard as well as our embedded UEI Quickset application. We continued development of our LowEIR technology solution and kicked off new development projects for emerging RF technologies, such as RF4CE, Bluetooth and WiFi Direct. We also began work on developing a Modular Remote Framework (“MoRF”) tool to support flexible portability of our software solutions to existing and future silicon platforms. Additionally, we also released several new models in our subscription broadcast, OEM and consumer retail channels during 2011.

On February 18, 2009, we acquired certain patents, intellectual property and other assets related to the universal remote control business from Zilog Inc. (NASDAQ: ZILG) for approximately $9.5 million in cash. The purchase included Zilog’s full library and database of infrared codes and software tools. We also hired 116 of Zilog’s sales and engineering personnel, including all 107 of Zilog’s personnel located in India. The engineering personnel acquired from Zilog are focused on the capture of IR codes and the development of firmware leading to more complete solutions to customer needs, the conceptual formulation and design of possible alternatives, as well as the testing of process and product cost improvements. These efforts enable us to provide customers with reductions in design cycle times, lower costs, and improvements in integrated circuit design, product quality and overall functional performance. These efforts also enable us to further penetrate existing markets, pursue new markets more effectively and expand our business.

Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for infrared, radio frequency, power line, telephone and cable communications and networking in the home. There can be no assurance that any of our research and development projects will be successfully completed.

Our expenditures on engineering, research and development were:

(in millions):	2011	2010	2009
Research and development (1)	$12.3	$10.7	$8.7
Engineering (2)	9.8	9.5	9.4

Total engineering, research and development	$22.1	$20.2	$18.1

(1)	Research and development expense for the years ended 2011, 2010, and 2009 include $0.3 million, $0.5 million, and $0.4 million of stock-based compensation expense, respectively.
(2)	Engineering costs are included in SG&A.

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

We may also face significant costs and liabilities in connection with product take-back legislation. The European Union enacted the Waste Electrical and Electronic Equipment Directive (“WEEE”), which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Our European subsidiaries are WEEE compliant. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, PRC and Japan.

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2011, 2010 and 2009, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.

Employees

At December 31, 2011, we employed 1,868 employees, of which 426 worked in engineering and research and development, 80 in sales and marketing, 140 in consumer service and support, 994 in operations and warehousing and 228 in executive and administrative functions. In addition, Enson has an additional 7,935 staff contracted through agency agreements.

Labor unions represent approximately 4.2% of our 1,868 employees. These unionized workers, employed within Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores das Industrias de Aparelhos Eléctricos, Eletrônicos e Similares de Manaus. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.

International Operations

Financial information relating to our international operations for the years ended December 31, 2011, 2010 and 2009 is incorporated by reference to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15”.

Executive Officers of the Registrant(1)

The following table sets forth certain information concerning our executive officers on March 14, 2012:

Name	Age	Position
Paul D. Arling	49	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	56	Executive Vice President, Managing Director, Europe
Mark S. Kopaskie	54	Executive Vice President, General Manager U.S. Operations
Richard A. Firehammer, Jr.	54	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	42	Senior Vice President and Chief Financial Officer

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2011Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2012 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.

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

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects of political unrest, war or terrorist activities may have on us or the economy; the economic environment’s effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, and interactive TV industries not materializing or growing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

Risks Related to Doing Business in the People’s Republic of China

Changes in the policies of the People’s Republic of China (“PRC”) government may have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

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

Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This policy, which was initiated during 2005, has resulted in an approximately 28.9% appreciation of the Chinese Yuan Renminbi against the U.S. dollar as of December 31, 2011. While the international reaction to the Chinese Yuan Renminbi revaluation has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. dollar.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In an amendment to the PRC’s Constitution, foreign investment and the guarantee of the “lawful rights and interests” of foreign investors in the PRC was made possible. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that do exist, resulting in judicial decision-making that is more uncertain than would be expected elsewhere in the world. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation since the amendment to the PRC’s Constitution has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift may have a material adverse effect on our business and prospects.

Availability of adequate workforce levels

Presently, the vast majority of workers at our PRC factories are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to mature and grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. In addition, as the PRC market continues to open up and grow, with the advent of more companies opening plants and businesses in the PRC, we could experience an increase in competing for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.

Expansion in the PRC

As our global business grows, we may decide to expand in China to meet demand. This would be dependent on our ability to locate suitable facilities to support this expansion, to obtain the necessary permits and funding, to attract and retain adequate levels of qualified workers, and to enter into a long term land lease that is common in the PRC.

Any recurrence of severe acute respiratory syndrome, or SARS, or other widespread public health problems, could harm our operations.

A renewed outbreak of SARS or other widespread public health problems (such as bird flu and swine flu) in the PRC could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

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

Dependence upon Key Suppliers

During 2011, Samsung provided $29.1 million, or 10.2%, of our total inventory purchases. During 2010, Samsung and Computime each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $67.0 million, or 34.2%, of our total inventory purchases in 2010. During 2009, Samsung, Computime, C.G. Development, and Samjin each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $147.8 million, or 77.4%, of our total inventory purchases in 2009.

Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, from primarily three sources. To reduce our dependence on our integrated circuits suppliers we continually seek additional sources. We maintain inventories of our integrated circuits, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions.

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

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations

Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, strikes, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Dependence on Foreign Manufacturing

Even after our acquisition of the factories in the PRC, third-party manufacturers located in the PRC will continue to manufacture a majority of our products. Our arrangements with these foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, changes in laws and policies (including fiscal policies), and other factors, which may have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.

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

During the year ended December 31, 2011, we had sales to Sony and its sub-contractors and to DIRECTV and its sub-contractors, that when combined, each totaled 10% or more of our net sales. In each of the year ended December 31, 2010 and 2009, we had sales to DIRECTV and its sub-contractors and to Comcast and its sub-contractors, that when combined, each exceeded 10% of our net sales. The loss of any of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.

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

Competition

Competition with the wireless control industry is based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that our product offerings will be, and/or remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve. The sales of our products and technology may not occur or grow in the manner we expect, and thus we may not recoup costs incurred in the research and development of these products as quickly as we expect, if at all.

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

Some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that, based upon past experience and industry practice, such licenses may be obtained on commercially reasonable terms; however, there can be no guarantee that such licenses may be obtained on such terms or at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon the patents of others.

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

•

currency fluctuations affecting sales, particularly in the Euro, British Pound the Chinese Yuan Renminbi , Indian Rupee, Singapore dollar, and the Brazilian Real which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•

currency fluctuations affecting costs, particularly the Euro, British Pound the Chinese Yuan Renminbi , Indian Rupee, Singapore dollar, and the Brazilian Real which contribute to variances in costs in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

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

Environmental Matters

Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and restricting the presence of certain substances in electronics products. In addition, many of these laws and regulations make producers of electrical goods responsible for collection, recycling, treatment and disposal of recovered products. As a result, we may face significant costs and liabilities in complying with these laws and any future laws and regulations or enforcement policies that may have a material adverse effect upon our operating results, financial condition, and cash flows.

Leased Property

We lease all of the properties used in our business. We can give no assurance that we will enter into new or renewal leases, or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our operating results, financial condition and cash flows.

Technology Changes in Wireless Control

We currently derive substantial revenue from the sale of wireless remote controls based on IR and RF technology. Other control technologies exist or may be developed that may compete with this technology. In addition, we develop and maintain our own database of IR and RF codes. There are competing IR and RF libraries offered by companies that we compete with in the marketplace. The advantage that we may have compared to our competitors is difficult to measure. In addition, if other wireless control technology gains acceptance and starts to be integrated into home electronics devices currently controlled through our IR remote controllers, demand for our products may decrease, resulting in decreased operating results, financial condition, and cash flows.

Failure to Recruit, Hire, and Retain Key Personnel

Our ability to achieve growth in the future will depend, in part, on our success at recruiting, hiring, and retaining highly skilled engineering, managerial, operational, sales and marketing personnel. If our salary and benefits fail to stay competitive it may negatively impact our ability to hire and retain key personnel. The inability to recruit, hire, and retain qualified personnel in a timely manner, or the loss of any key personnel, may make it difficult to meet key objectives, such as timely and effective product introductions.

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

In addition, we have an exposure to oil prices due to the use of oil-based materials in our products, which are primarily the plastics and other components that we include in our finished products, the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates, political unrest in oil producing countries that could cause a cessation of production and/or delivery of oil resulting in higher costs. We record freight-in as a cost of sales and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.

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

Strategic Business Transactions

We may, from time to time, pursue strategic alliances, joint ventures, business acquisitions, products or technologies (“strategic business transactions”) that complement or expand our existing operations, including those that may be material in size and scope. Strategic business transactions involve many risks, including the diversion of management’s attention away from day-to-day operations. There is also the risk that we will not be able to successfully integrate the strategic business transaction with our operations, personnel, customer base, products or technologies. Such strategic business transactions may also have adverse short-term effects on our operating results, and may result in dilutive issuances of equity securities, the incurrence of debt, and the loss of key employees. In addition, these strategic business transactions are subject to specific accounting guidelines that may adversely affect our financial condition, results of operations and cash flow. For instance, business acquisitions must be accounted for as purchases and, because most technology-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges, which may have a material adverse effect on our results of operations. There can be no assurance that any such strategic business transactions will occur or, if such transactions do occur, that the integration will be successful or that the customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.

Growth Projections

Management has made the projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America regarding future events and the financial performance of the company, including those involving:

•	the benefits the company expects as a result of the development and success of products and technologies, including new products and technologies;

•	the benefits expected by entering into emerging markets such as Asia and Brazil, without which, we may not be able to recover the costs we incur to enter into such markets;

•	the recently announced new contracts with new and existing customers and new market penetrations;

•	the expected continued growth in digital TVs, DVRs, PVRs and overall growth in the company’s industry; and

•	the effects we may experience due to the continued softness in worldwide markets driven by the current economic environment.

Actual events or results may be unfavorable to management’s projections, which may have a material adverse effect on our projected operating results, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments on the filing date of this Form 10-K.

ITEM 2. PROPERTIES

Our global headquarters is located in Cypress, California. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Cypress, California(1)	Corporate headquarters, engineering, research and development	34,080	Leased, expires July 31, 2012
Twinsburg, Ohio	Call center	21,509	Leased, expires May 31,2014
Enschede, Netherlands	European headquarters and call center	18,292	Leased, expires September 30, 2013
Bangalore, India(2)	Engineering, research and development	17,713	Leased, expired January 31, 2012
San Mateo, California	Engineering, research and development	4,785	Leased, expires August 15, 2016
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires on June 30, 2016
Guangzhou, PRC(3)	Manufacturing facility	710,203	Land leased, expires June 30, 2044
Yangzhou, PRC(3)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Qinzhou, PRC(3)	Manufacturing facility under development	980,646	Land leased, expires January 31, 2017
Manaus, Brazil	Manufacturing facility	21,709	Leased, expires September 30, 2014

(1)	Our lease for the Cypress Corporate headquarters expires on July 31, 2012. We are currently investigating a renewal of this lease and other alternative facilities.
(2)	Our lease for the Bangalore office expired on January 31, 2012. We are currently paying on a month-to-month basis while we are negotiating a renewal.
(3)

Private ownership of land in mainland PRC is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. These facilities were developed on land which we lease from the PRC government.

In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices.

We believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 9, 2012 was $19.30. Our stockholders of record on March 9, 2012 numbered 120. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2011		2010
	High	Low	High	Low
First Quarter	$29.85	$25.11	$26.55	$20.25
Second Quarter	30.00	23.84	23.90	16.49
Third Quarter	25.71	14.20	20.93	16.12
Fourth Quarter	20.00	14.01	30.27	20.04

Purchases of Equity Securities

The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2011 — 10/31/2011	11,460	$17.59	11,460	1,074,343
11/1/2011 — 11/30/2011	85	15.96	85	1,074,258
12/1/2011 — 12/31/2011	4,348	15.95	4,348	1,069,910

Total during fourth quarter	15,893	$17.13	15,893	1,069,910

During the year ended December 31, 2011, we repurchased 456,964 shares of our issued and outstanding common stock for $9.8 million under an ongoing and systematic program approved by our Board of Directors on February 11, 2010. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On December 31, 2011, we had 69,910 shares available for repurchase under the Board authorization approved on February 11, 2010. On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. We have not repurchased any shares under the Board authorization approved on October 26, 2011.

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

Performance Chart

The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor’s Small Cap 600 (the “S&P Small Cap 600”) and the NASDAQ Composite Index for the five year period ended December 31, 2011. The comparison assumes that $100 is invested on December 31, 2006 in each of our common stock, S&P Small Cap 600 and the NASDAQ Composite Index and that all dividends are reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Stockholder Returns of Universal Electronics Inc.,

the S&P Small Cap 600 and the NASDAQ Composite Index

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Universal Electronics Inc.	$100	$159	$77	$110	$135	$81
S&P Small Cap 600	$100	$99	$67	$83	$104	$104
NASDAQ Composite Index	$100	$110	$65	$94	$110	$108

The information presented above is as of December 31, 2006 through 2011. This information should not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) nor should this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information below is not necessarily indicative of the results of future operations and should be read in conjunction with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the Consolidated Financial Statements and notes thereto included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Form 10-K, which are incorporated herein by reference, in order to further understand the factors that may affect the comparability of the financial data presented below.

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Net sales	$468,630	$331,780	$317,550	$287,100	$272,680
Operating income	$26,576	$21,301	$21,947	$20,761	$26,451
Net income	$19,946	$15,081	$14,675	$15,806	$20,230
Earnings per share:
Basic	$1.34	$1.10	$1.07	$1.13	$1.40
Diluted	$1.31	$1.07	$1.05	$1.09	$1.33
Shares used in calculating earnings per share:
Basic	14,912	13,764	13,667	14,015	14,410
Diluted	15,213	14,106	13,971	14,456	15,177
Cash dividend declared per common share	—	—	—	—	—
Gross margin	27.8%	31.3%	32.0%	33.5%	36.4%
Selling, general, administrative, research and development expenses as a % of net sales	19.5%	24.9%	25.1%	26.3%	26.7%
Operating margin	5.7%	6.4%	6.9%	7.2%	9.7%
Net income as a % of net sales	4.3%	4.6%	4.6%	5.5%	7.4%
Return on average assets	5.4%	5.0%	6.5%	7.3%	10.2%
Working capital	$84,761	$66,101	$127,086	$122,303	$140,330
Ratio of current assets to current liabilities	1.7	1.4	3.1	3.0	4.0
Total assets	$369,488	$372,533	$233,307	$217,555	$217,285
Cash and cash equivalents	$29,372	$54,249	$29,016	$75,238	$86,610
Stockholders’ equity	$229,989	$211,204	$169,730	$153,353	$168,242
Book value per share (a)	$15.55	$14.13	$12.40	$11.24	$11.55
Ratio of liabilities to liabilities and stockholders’ equity	37.8%	43.3%	27.3%	29.5%	22.6%

(a)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.

The comparability of information between 2011 and prior years is affected by the acquisition of Enson during the fourth quarter of 2010. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21” for further information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

We develop and manufacture a broad line of pre-programmed universal remote control products, audio-video accessories, and software that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include subscription broadcasters, OEMs, international retailers, custom installers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database, or library, is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products.

Since our beginning in 1986, we have compiled an extensive IR code library that covers over 606,500 individual device functions and approximately 4,500 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer’s written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, and CD players, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.

We operate as one business segment. We have twenty-four subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People’s Republic of China (4) and the United Kingdom.

To recap our results for 2011:

•	Our net sales grew 41.2% to $468.6 million for 2011 from $331.8 million for 2010, due primarily to the acquisition of Enson during November 2010, which added $150.1 million of net sales during 2011.

•

Excluding Enson’s net sales, our 2011 net sales increased 3.8% to $318.6 million from $306.8 million for 2010. This is due primarily to the increase in net sales within the Latin America subscription broadcasting market and our acquisition of new domestic customers in our business category throughout 2011.

•

Our 2011 operating income increased 24.8% to $26.6 million for 2011 from $21.3 million for 2010. Our operating margin percentage decreased to 5.7% for 2011 from 6.4% for 2010 due primarily to the decrease in our gross margin percentage to 27.8% for 2011 from 31.3% for 2010. The decrease in our gross margin rate was due primarily to sales mix, as a higher percentage of our total sales were comprised of our lower-margin Business category. Partially offsetting the decrease in our gross margin percentage was a 2.8% improvement in operating expenses as a percentage of net sales for 2011 compared to 2010.

Our strategic business objectives for 2012 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers;

•	increase the utilization of Enson’s factories by becoming less dependent on third party contract manufacturers;

•	place more operations, logistics, quality, program management, engineering, sales, and marketing personnel in the Asia region: and

•	Continue to seek acquisitions or strategic partners that complement and strengthen our existing business.

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

Revenue recognition

We recognize revenue on the sale of products when title of the goods has transferred, there is persuasive evidence of an arrangement (such as a purchase order from the customer), the sales price is fixed or determinable and collectability is reasonably assured.

We record a provision for estimated retail sales returns. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. The allowance for sales returns balance at December 31, 2011 and 2010 was $1.0 million and $1.4 million, respectively.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is estimated based on a variety of factors, including credit reviews, historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Our historical reserves have been sufficient to cover losses from uncollectible accounts. However, because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations and cash flows. If the financial conditions of our customers deteriorate resulting in their inability to make payments, a larger allowance may be required resulting in a charge to selling, general, and administrative expense in the period in which we make this determination. We incurred $0.3 million, $0.9 million, and $0.4 million of bad debt expense in 2011, 2010, and 2009, respectively, to reflect certain customer accounts where collection was highly uncertain in the current economic environment.

We have not made any material changes in our methodology for recognizing revenue during the past four fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to recognize revenue. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that may be material.

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

Inventories

Our wireless remote control device, component part, and raw material inventories are valued at the lower of cost or market value. The approximate cost is determined using the first-in, first-out basis. We write-down our inventory for the estimated difference between the inventory’s approximate cost and its estimated market value based upon our best estimates of market conditions.

We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write-down any excess or obsolete inventories on hand. Our total excess and obsolete inventory reserve on December 31, 2011 and 2010 was $3.4 million and $2.1 million, or 3.8% and 3.2% of total inventory. The increase in our excess and obsolete reserve during 2011 was the result of $4.6 million of additional write-downs offset by $1.3 million of sell-through, $2.0 million of scrapping and foreign currency translation effects. This compared to additional write-downs of $2.9 million of additional write-downs offset by $1.0 million of sell-through, $1.5 million of scrapping and foreign currency translation effects during 2010.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete inventory reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our excess and obsolete inventory reserve. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $0.9 million.

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

If the carrying value of the asset is larger than its undiscounted cash flows, the asset is impaired. The impairment is measured as the difference between the net book value of the asset and the assets estimated fair value. Fair value is estimated utilizing the assets projected discounted cash flows. In assessing fair value, we must make assumptions regarding estimated future cash flows, the discount rate and other factors.

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

When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. We have a single reporting unit. On December 31, 2011, we had goodwill of $30.8 million.

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

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We continue to estimate the fair value of our reporting unit to be in excess of its carrying value, and therefore have not recorded any impairment. The amount by which the fair value of our reporting unit exceeded its book value utilizing the income and market approaches ranged from 41 percent to 50 percent and therefore we concluded our goodwill was not impaired at December 31, 2011. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates and assumptions we may be exposed to material impairment charges.

Income Taxes

We calculate our current and deferred tax provisions based on estimates and assumptions that may differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is in the third and fourth quarters of the subsequent year for U.S. federal and state provisions, respectively.

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

We have recorded a liability for uncertain tax positions of $5.6 million at December 31, 2011. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. Our reserve for uncertain tax positions is primarily attributable to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and any related interest. We review our reserves quarterly, and we may adjust such reserves due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of advanced pricing agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. The amounts ultimately paid upon resolution of audits may be materially different from the amounts previously included in our income tax expense and, therefore, may have a material impact on our operating results, financial position and cash flows.

Stock-Based Compensation Expense

Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the years ended December 31, 2011, 2010 and 2009 is the following:

(in thousands)	2011	2010	2009
Cost of sales	$15	$55	$33
Research and development	267	452	434
Selling, general and administrative	4,229	4,459	3,845

Total stock-based compensation expense	$4,511	$4,966	$4,312

Selling, general and administrative expense includes pre-tax stock-based compensation related to restricted stock awards granted to outside directors of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. We issue restricted stock awards to the outside directors for services performed. Compensation expense for these restricted stock awards is recognized on a straight-line basis over the requisite service period of one year.

Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. We issue stock option awards to the outside directors for services performed. Compensation expense for these stock option awards is recognized on a straight-line basis over the requisite service period of three years.

Stock Option Grants

During the year ended December 31, 2011, the Compensation Committee and Board of Directors granted 107,600 stock options to our employees with an aggregate grant date fair value of $1.5 million under various stock incentive plans. The stock options granted to employees during 2011 consisted of the following:

(in thousands, except share amounts)
Stock Option Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
January 26,2011	15,000	$192	4 -Year Vesting Period (25% each year)
April 6, 2011	92,600	1,286	3 -Year Vesting Period (8.33% each quarter)

	107,600	$1,478

During the year ended December 31, 2011, we recognized $0.3 million of pre-tax stock-based compensation expense related to our 2011 stock option grants.

At December 31, 2011, there was $2.2 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.0 years.

During the annual review cycle for 2011, the Compensation Committee granted our Named Executives 148,200 stock options. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives. The grant, dated February 8, 2012, is subject to a three-year vesting period (8.33% each quarter). The total grant date fair value of these awards was $1.4 million.

Restricted Stock Grants

During the year ended December 31, 2011, the Compensation Committee and Board of Directors granted 146,440 restricted stock awards under various stock incentive plans to our employees with an aggregate grant date fair value of $3.8 million. The restricted stock awards granted to employees during 2011 consisted of the following:

(in thousands, except share amounts)
Restricted Stock Grant Date	Number of Shares Granted	Grant Date Fair Value	Vesting Period
April 6, 2011	43,900	$1,284	3 -Year Vesting Period (8.33% each quarter)
July 15, 2011	100,000	2,454	3 -Year Vesting Period (8.33% each quarter)
October 10, 2011	2,540	45	3 -Year Vesting Period (8.33% each quarter)

	146,440	$3,783

In addition to the grants to employees, 30,000 shares of restricted stock with a grant date fair value of $0.8 million were granted to our outside directors on July 1, 2011 as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter).

During the year ended December 31, 2011, we recognized $1.1 million of pre-tax stock-based compensation expense related to our 2011 restricted stock grants.

At December 31, 2011, there was $4.3 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards which we expect to recognize over a weighted-average period of 2.1 years.

During the annual review cycle for 2011, the Compensation Committee granted our Named Executives 71,300 restricted stock awards. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives. The grant, dated February 8, 2012, is subject to a three-year vesting period (8.33% each quarter). The total grant date fair value of these awards was $1.4 million.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
(in thousands)	2011		2010		2009
Net sales	$468,630	100.0%	$331,780	100.0%	$317,550	100.0%
Cost of sales	338,569	72.2	227,931	68.7	215,938	68.0

Gross profit	130,061	27.8	103,849	31.3	101,612	32.0
Research and development expenses	12,267	2.6	10,709	3.2	8,691	2.7
Selling, general and administrative expenses	91,218	19.5	71,839	21.7	70,974	22.4

Operating income	26,576	5.7	21,301	6.4	21,947	6.9
Interest (expense) income, net	(270)	(0.1)	34	0.0	471	0.1
Other (expense) income, net	(1,075)	(0.2)	523	0.2	(241)	(0.0)

Income before income taxes	25,231	5.4	21,858	6.6	22,177	7.0
Provision for income taxes	5,285	1.1	6,777	2.0	7,502	2.4

Net income	$19,946	4.3%	$15,081	4.6%	$14,675	4.6%

The comparability of information between 2011 and prior years is affected by the acquisition of Enson during the fourth quarter of 2010. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21” for further information.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated

Net sales for the year ended December 31, 2011 were $468.6 million, an increase of 41.2% compared to $331.8 million for the same period last year. Net income for 2011 was $19.9 million or $1.31 per diluted share compared to $15.1 million or $1.07 per diluted share for 2010.

	2011		2010
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$421.4	89.9%	$282.9	85.3%
Consumer	47.2	10.1%	48.9	14.7%

Total net sales	$468.6	100.0%	$331.8	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 90% of net sales for 2011 compared to approximately 85% for 2010. Net sales in our business lines for 2011 increased by approximately 49% to $421.4 million from $282.9 million for 2010. This increase in net sales resulted primarily from the November 2010 acquisition of Enson, which added several significant customers and contributed $150.1 million of net sales to the business category during 2011 compared to $25.0 million during 2010. Excluding the net sales from Enson, Business category sales increased by $13.4 million. This is primarily due to the increase of sales to the Latin America subscription broadcasting market and the acquisition of new domestic customers in our business category during 2011.

Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 10% of net sales for 2011 compared to approximately 15% for 2011. Net sales in our Consumer lines for 2011 decreased by 4% to $47.2 million from $48.9 million for 2010. Net sales in North American retail decreased by $1.7 million, or 35%, from $4.8 million for 2010 to $3.1 million for 2011. In addition, our custom installer sales decreased by $2.2 million, from $2.9 million for 2010 to $0.7 million for 2011. Partially offsetting these decreases was a $2.1 million increase in international retail sales, from $41.2 million for 2010 to $43.3 million for 2011. The 2011 net sales in our Consumer lines were positively impacted by the strengthening of the Euro and the British Pound compared to the U.S. dollar, which resulted in an increase in net sales of approximately $1.3 million. Net of the favorable currency effect, international retail sales increased by $0.8 million due primarily to the analog to digital transition that took place in some European countries.

Gross profit for 2011 was $130.1 million compared to $103.8 million for 2010. Gross profit as a percent of sales decreased to 27.8% in 2011 from 31.3% in 2010, due primarily to our sales mix, as a higher percentage of our total sales was comprised of our lower margin Business category. This shift in sales composition was expected as a result of our acquisition of Enson, which sells exclusively within the Business category. In addition, during 2011, customers gravitated more towards our lower margin products which put downward pressure on our gross margin percentage.

Research and development expenses increased 15% to $12.3 million in 2011 from $10.7 million in 2010. The increase is primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new technologies and products.

Selling, general and administrative (“SG&A”) expenses increased 27% to $91.2 million in 2011 from $71.8 million in 2010. The strengthening of the Euro compared to the U.S. dollar resulted in an increase of $1.2 million. Excluding the currency effect, SG&A expenses increased by $18.2 million, primarily due to an increase of $17.2 million of operating expenses from Enson, which included an increase of $2.1 million of intangibles’ amortization expense during 2011. In addition, total wages increased by $0.9 million and our newly established operating entity in Brazil increased operating expenses by $1.8 million. Partially offsetting these increases was a reduction in bonus expense of $1.8 million.

Net interest was $270 thousand of expense in 2011 compared to $34 thousand of income in 2010. The increase in interest expense is due to the drawing on our line of credit during 2011.

Income tax expense was $5.3 million in 2011 compared to $6.8 million in 2010. Our effective tax rate was 21.0% in 2011 compared to 31.0% in 2010. The decrease in our effective tax rate was due primarily to a higher percentage of income earned in lower tax rate jurisdictions, the statute of limitations expiring during 2011 on certain tax positions recorded in the United States, and lower interest expense resulting from fewer uncertain tax positions.

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

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 85% of net sales for 2010 compared to approximately 83% for 2009. Net sales in our business lines for 2010 increased by approximately 8% to $282.9 million from $262.5 million in 2009. This increase in net sales resulted primarily from the November 2010 acquisition of Enson, which added several significant customers and contributed $25.0 million in sales in 2010. Excluding the net sales which resulted from the acquisition of Enson, the business category decreased by $4.6 million. This was the result of a significant customer returning to a more traditional dual source arrangement during the first quarter of 2010 after purchasing the majority of its remotes from us during 2009. We were able to partially offset this loss by acquiring new customers both domestically and internationally.

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

Gross profit for 2010 was $103.8 million compared to $101.6 million for 2009. Gross profit as a percent of sales decreased to 31.3% in 2010 from 32.0% in 2009, due primarily to the following:

•	A fair value adjustment made to inventory and fixed assets acquired in the Enson acquisition resulted in a decrease of 0.5% in the gross margin rate;

•	An increase in freight expense caused a decrease of 0.4% in the gross margin rate;

•	Sales mix, as a higher percentage of our total sales was comprised of our lower margin Business category, resulted in a decrease of 0.3% in the gross margin rate;

•	Foreign currency fluctuations caused a decrease of 0.2% in the gross margin rate, driven by the weakening of the Euro and British Pound as compared to the U.S. dollar;

•	A decrease in inventory scrap expense, resulting from a lower return rate, improved the gross margin rate by 0.4%; and

•	A decrease in sub-contract labor, resulting primarily from less rework, caused an increase of 0.3% in the gross margin.

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

Net interest income was $34 thousand in 2010 compared to $0.5 million for 2009. The decrease in interest income is due to significantly lower interest rates.

Income tax expense was $6.8 million in 2010 compared to $7.5 million in 2009. Our effective tax rate was 31.0% in 2010 compared to 33.8% in 2009. The decrease in our effective tax rate was due primarily to a higher percentage of income earned in lower tax rate jurisdictions, the statute of limitations expiring during 2010 on certain tax positions recorded in the United States, and lower interest expense resulting from fewer uncertain tax positions.

Liquidity and Capital Resources

Sources and Uses of Cash

(In thousands)	Year Ended December 31, 2011	Increase (Decrease)	Year Ended December 31, 2010	Increase (Decrease)	Year Ended December 31, 2009
Cash provided by operating activities	$14,800	$(23,339)	$38,139	$14,152	$23,987
Cash used for investing activities	(14,694)	20,149	(34,843)	31,248	(66,091)
Cash (used for) provided by financing activities	(26,269)	(49,544)	23,275	27,497	(4,222)
Effect of exchange rate changes on cash	1,286	2,624	(1,338)	(1,442)	104

	December 31, 2011	Increase (Decrease)	December 31, 2010
Cash and cash equivalents	$29,372	$(24,877)	$54,249
Working capital	84,761	19,158	65,603

Net cash provided by operating activities decreased $23.3 million for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010. Cash flows decreased by $25.5 million during 2011 due to increased inventories. In the second quarter of 2011, we altered our shipping terms with a significant customer that results in us holding title to inventories until the shipments are received by this particular customer. We also increased our investment in safety stock on certain products as a result of the timing of the Chinese New Year. In addition, cash inflows related to accounts receivable decreased $10.1 million, from $13.2 million for the twelve months ended December 31, 2010 to $3.1 million for the twelve months ended December 31, 2011 due primarily to net sales increasing from $102.5 million for the fourth quarter of 2010 to $117.6 million for the fourth quarter 2011. Partially offsetting these decreases to cash flow from operations was an increase to net income of $4.9 million and an increase in depreciation and amortization of $9.3 million. The increase in depreciation and amortization is a direct result of the acquisition of Enson Assets Limited.

Net cash provided by operating activities in 2010 was $38.1 million compared to $24.0 million during 2009. The improvement in cash flow from operations from 2009 to 2010 is due primarily to the strong collection of receivables that were acquired in the acquisition of Enson Assets Limited. We acquired approximately $37.6 million of receivables from Enson Assets Limited on November 4, 2010; however, Enson’s receivable balance as of December 31, 2010 was approximately $26.0 million, reflecting cash inflows of approximately $11.6 million for the aforementioned two month period. Inventories increased from December 31, 2009 to December 31, 2010 as a result of anticipated increased demand in 2011. In addition, our fourth quarter 2010 net sales were towards the lower end of our expectations resulting in higher than expected inventories on December 31, 2010.

Net cash used for investing activities during 2011 was $14.7 million compared to $34.8 million and $66.1 million of net cash used during 2010 and 2009, respectively. During 2011, cash used for investing consisted of our investments in property, plant, and equipment as well as internally developed patents. During 2010, our $49.2 million time deposit investment matured, which was initially entered into during 2009. The cash proceeds from the time deposit were used to purchase Enson during 2010, which amounted to a $74.1 million cash outflow net of cash acquired. During 2009, we acquired intangible assets and goodwill of $9.5 million from Zilog. Please refer to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Notes 7 and 21” for additional disclosure regarding our acquisition of Enson and purchase of goodwill and intangible assets from Zilog.

Net cash used for financing activities was $26.3 million during 2011 compared to net cash provided by financing activities of $23.3 million during 2010 and net cash used for financing activities of 4.2 million during 2009. During 2011, we made debt payments totaling $22.8 million of the $41.0 million of debt we incurred during 2010 to fund the acquisition of Enson Assets Limited. We drew $4.2 million from our line of credit during the second half of 2011. Proceeds from stock option exercises were $1.7 million during 2011 compared to proceeds of $2.0 million and $3.3 million during 2010 and 2009, respectively. In addition, we purchased 456,964 shares of our common stock at a cost of $9.8 million during 2011, compared to 505,692 and 404,643 shares at a cost of $10.1 million and $7.7 million during 2010 and 2009, respectively. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.

On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2011, we have repurchased 930,090 shares of our common stock under this authorization, leaving 69,910 shares available for repurchase.

On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. We did not repurchase any shares under the Board authorization approved on October 26, 2011 as of December 31, 2011.

Contractual Obligations

The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$7,452	$2,366	$3,311	$1,696	$79
Purchase obligations(1)	55,926	1,926	14,400	39,600	—

Total contractual obligations	$63,378	$4,292	$17,711	$41,296	$79

(1)	Purchase obligations primarily include contractual payments to purchase tooling assets and inventory.

Liquidity

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover cash outlays expected during 2012.

We are able to supplement this near-term liquidity, if necessary, with credit line facilities made available to us. Our liquidity is subject to various risks including the market risks identified in the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 7A.

	On December 31,
	2011	2010	2009
Cash and cash equivalents	$29,372	$54,249	$29,016
Term deposit	—	—	49,246
Total debt	16,400	35,000	—
Available borrowing resources	18,000	33,766	15,000

On December 31, 2011, we had an outstanding balance of $14.4 million related to our U.S. Bank 1-year term loan facility. Our term loan, along with our line of credit and available cash, were utilized to finance the acquisition of Enson and to pay related transaction costs, fees, and expenses. Amounts paid or prepaid on the term loan may not be re-borrowed. The minimum principal payments for the term loan are $2.2 million each quarter, and began on January 5, 2011. On October 31, 2011, we extended the maturity date of this term loan to November 1, 2012.

During 2011, the maximum balance on our line of credit was $2.2 million and the average principal outstanding was $0.6 million. We had a drawing of $2.2 million during September 2011. The interest rate was constant at 3.25% during the 23 calendar days the $2.2 million was outstanding. We paid the $2.2 million back during September 2011. We had a drawing of $2.0 million during October 2011 and paid it back during the first quarter of 2012. The average interest rate was 2.05% during the 87 calendar days the $2.0 million was outstanding. These drawings were utilized to supplement our cash flows from operations.

Our U.S. Bank credit agreement is secured by sixty-five percent of Enson Assets Limited. Amounts available for borrowing are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. On March 2, 2012, we entered into an amendment adjusting the quick ratio effective December 31, 2011. We were not in breach of our debt covenants on December 31, 2011.

Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. At December 31, 2011, we had $84.8 million of working capital compared to $65.6 million at December 31, 2010. The increase in working capital was a direct result of net income for the year ended December 31, 2011 of $19.9 million.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered indefinitely reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

On December 31, 2011, we had approximately $4.1 million, $7.6 million, $16.5 million, $0.1 million, and $1.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

For further information regarding our credit facilities, see “ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that the cash generated from our operations and funds from our credit facilities will be sufficient to support our current business operations as well as anticipated growth at least through the end of 2012; however, there can be no assurance that such funds will be adequate for that purpose.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. We may withdraw either U.S. dollars or foreign currencies from our credit facilities. Our market risk exposures in connection with the debt are primarily U.S. dollar LIBOR-based floating interest. We estimate that if the 1-month LIBOR or the bank’s prime rate fluctuates 1% from December 31, 2011, interest expense in the first quarter of 2012 would be between approximately $34 thousand and $116 thousand.

On December 31, 2011, we had an outstanding balance of $14.4 million related to our U.S. Bank 1-year term loan facility. The term loan maturity date is November 1, 2012, after extending the term for an additional 12 months effective October 31, 2011. Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On December 31, 2011, the 1-month LIBOR plus the fixed margin was approximately 1.78% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

On December 31, 2011, we had an outstanding balance of $2.0 million related to our U.S. Bank secured revolving credit line. Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At December 31, 2011, the 12-month LIBOR plus the fixed margin was 2.90% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

Our U.S. Bank credit agreement is secured by sixty-five percent of Enson Assets Limited. Amounts available for borrowing are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. On March 2, 2012, we entered into an amendment adjusting the quick ratio effective December 31, 2011. We were not in breach of our debt covenants on December 31, 2011.

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

Foreign Currency Exchange Rate Risk

At December 31, 2011 we had wholly owned subsidiaries in the Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, People’s Republic of China, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations during 2011 were the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, and Brazilian Real. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2011, we believe that movements in foreign currency rates may have a material effect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, and Singapore dollar, and the Brazilian Real relative to the U.S. dollar fluctuate 10% from December 31, 2011, net income and total cash flows in the first quarter of 2012 would fluctuate by approximately $2.6 million and $2.8 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Universal Electronics Inc.

We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Electronics Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Irvine, California

March 14, 2012

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$29,372	$54,249
Accounts receivable, net	82,184	86,304
Inventories, net	90,904	65,402
Prepaid expenses and other current assets	3,045	2,582
Deferred income taxes	6,558	5,896

Total current assets	212,063	214,433
Property, plant, and equipment, net	80,449	78,097
Goodwill	30,820	30,877
Intangible assets, net	32,814	35,994
Other assets	5,350	5,464
Deferred income taxes	7,992	7,806

Total assets	$369,488	$372,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,430	$56,086
Line of credit	2,000	—
Notes payable	14,400	35,000
Accrued sales discounts, rebates and royalties	6,544	7,942
Accrued income taxes	5,707	5,873
Accrued compensation	29,204	30,634
Deferred income taxes	50	57
Other accrued expenses	13,967	13,238

Total current liabilities	127,302	148,830
Long-term liabilities:
Deferred income taxes	11,056	11,369
Income tax payable	1,136	1,212
Other long-term liabilities	5	56

Total liabilities	139,499	161,467

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,142,915 and 20,877,248 shares issued on December 31, 2011 and 2010, respectively	211	209
Paid-in capital	173,701	166,940
Accumulated other comprehensive income (loss)	938	(489)
Retained earnings	154,016	134,070

	328,866	300,730

Less cost of common stock in treasury, 6,353,035 and 5,926,071 shares on December 31, 2011 and 2010, respectively	(98,877)	(89,526)

Total stockholders’ equity	229,989	211,204

Total liabilities and stockholders’ equity	$369,488	$372,671

See Note 5 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net sales	$468,630	$331,780	$317,550
Cost of sales	338,569	227,931	215,938

Gross profit	130,061	103,849	101,612

Research and development expenses	12,267	10,709	8,691
Selling, general and administrative expenses	91,218	71,839	70,974

Operating income	26,576	21,301	21,947
Interest (expense) income, net	(270)	34	471
Other (expense) income, net	(1,075)	523	(241)

Income before provision for income taxes	25,231	21,858	22,177
Provision for income taxes	5,285	6,777	7,502

Net income	$19,946	$15,081	$14,675

Earnings per share:
Basic	$1.34	$1.10	$1.07

Diluted	$1.31	$1.07	$1.05

Shares used in computing earnings per share:
Basic	14,912	13,764	13,667

Diluted	15,213	14,106	13,971

See Note 5 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in	Accumulated Other Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Totals	Income
Balance at December 31, 2008	18,716	$187	(5,070)	$(72,449)	$120,551	$750	$104,314	$153,353
Comprehensive income:
Net income							14,675		$14,675

Currency translation adjustment						713			713

Total comprehensive income									$15,388

Shares issued for employee benefit plan and compensation	145	1			740			741
Purchase of treasury shares			(405)	(7,747)				(7,747)
Stock options exercised	279	3			3,272			3,275
Shares issued to Directors			25	370	(370)			—
Stock-based compensation expense					4,312			4,312
Tax benefit from exercise of non-qualified stock options and vested restricted stock					408			408

Balance at December 31, 2009	19,140	$191	(5,450)	$(79,826)	$128,913	$1,463	$118,989	$169,730

Comprehensive income:
Net income							15,081		$15,081

Currency translation adjustment						(1,952)			(1,952)

Total comprehensive income									$13,129

Shares issued for employee benefit plan and compensation	156	2			564			566
Shares issued for purchase of Enson	1,460	15			30,748			30,763
Purchase of treasury shares			(506)	(10,145)				(10,145)
Stock options exercised	121	1			1,963			1,964
Shares issued to Directors			30	445	(445)			—
Stock-based compensation expense					4,966			4,966
Tax benefit from exercise of non-qualified stock options and vested restricted stock					231			231

Balance at December 31, 2010	20,877	$209	(5,926)	$(89,526)	$166,940	$(489)	$134,070	$211,204

Comprehensive income:
Net income							19,946		$19,946

Currency translation adjustment						1,427			1,427

Total comprehensive income									$21,373

Shares issued for employee benefit plan and compensation	164	1			728			729
Purchase of treasury shares			(457)	(9,785)				(9,785)
Stock options exercised	102	1			1,676			1,677
Shares issued to Directors			30	434	(434)			—
Stock-based compensation expense					4,511			4,511
Tax benefit from exercise of non-qualified stock options and vested restricted stock					280			280

Balance at December 31, 2011	21,143	$211	(6,353)	$(98,877)	$173,701	$938	$154,016	$229,989

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash provided by operating activities:
Net income	$19,946	$15,081	$14,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,335	8,059	6,801
Provision for doubtful accounts	277	931	435
Provision for inventory write-downs	5,625	3,514	4,179
Deferred income taxes	(1,043)	(559)	(1,036)
Tax benefit from exercise of stock options and vested restricted stock	280	231	408
Excess tax benefit from stock-based compensation	(439)	(290)	(250)
Shares issued for employee benefit plan	729	566	741
Stock-based compensation	4,511	4,966	4,312
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	3,142	13,192	(4,278)
Inventories	(30,597)	(5,102)	(1,053)
Prepaid expenses and other assets	(345)	950	552
Accounts payable and accrued expenses	(4,319)	922	(2,201)
Accrued income and other taxes	(302)	(4,322)	702

Net cash provided by operating activities	14,800	38,139	23,987

Cash used for investing activities:
Acquisition of Enson, net of cash acquired	—	(74,271)	—
Term deposit	—	49,246	(49,246)
Acquisition of property, plant, and equipment	(13,630)	(8,440)	(6,171)
Acquisition of intangible assets	(1,064)	(1,378)	(1,172)
Acquisition of assets from Zilog	—	—	(9,502)

Net cash used for investing activities	(14,694)	(34,843)	(66,091)

Cash (used for) provided by financing activities:
Issuance of debt	4,200	41,000	—
Payment of debt	(22,800)	(9,834)	—
Proceeds from stock options exercised	1,677	1,964	3,275
Treasury stock purchased	(9,785)	(10,145)	(7,747)
Excess tax benefit from stock-based compensation	439	290	250

Net cash (used for) provided by financing activities	(26,269)	23,275	(4,222)
Effect of exchange rate changes on cash	1,286	(1,338)	104

Net (decrease) increase in cash and cash equivalents	(24,877)	25,233	(46,222)
Cash and cash equivalents at beginning of year	54,249	29,016	75,238

Cash and cash equivalents at end of year	$29,372	$54,249	$29,016

Supplemental Cash Flow Information — Income taxes paid were $8.1 million, $11.7 million, and $8.1 million in 2011, 2010, and 2009, respectively. We had interest payments of $0.4 million in 2011 and $0 in both 2010 and 2009.

See Note 5 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 1 — Description of Business

Universal Electronics Inc., based in Southern California, develops and manufactures a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home entertainment environment. In addition, over the past 24 years we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.

Our primary markets include cable and satellite television service provider, original equipment manufacturer (“OEM”), retail, custom installer, private label, and personal computing companies. We sell directly to our customers, and for retail and custom installers we also sell through distributors in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico, and selected countries in Asia and Latin America under the One For All® and Nevo® brand names.

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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and compensation expense. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.

Revenue Recognition and Sales Allowances

We recognize revenue on the sale of products when title of the goods has transferred, there is persuasive evidence of an arrangement (such as when a purchase order is received from the customer), the sales price is fixed or determinable, and collectability is reasonably assured.

The provision recorded for estimated sales returns is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. We have no obligations after delivery of our products other than the associated warranties. See Note 13 for further information concerning our warranty obligations.

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

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Sales allowances are recognized as reductions of gross accounts receivable to arrive at accounts receivable, net if the sales allowances are distributed in customer account credits. See Note 4 for further information concerning our sales allowances.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted.

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

We recognize revenue for the sale of tooling when the related services have been provided, customer acceptance documentation has been obtained, the sales price is fixed or determinable, and collectability is reasonably assured.

We also license our intellectual property including our patented technologies, trademarks, and database of infrared codes. When our license fees are paid on a per unit basis we record license revenue when our customers ship a product incorporating our intellectual property, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue for term license fees is recognized on a straight-line basis over the effective term of the license when we cannot reliably predict in which periods, within the term of the license, the licensee will benefit from the use of our patented inventions.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. See Note 9 for further information concerning income taxes.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $1.2 million, $1.7 million, and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $9.7 million, $7.5 million and $7.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

We recognize the grant date fair value of stock-based compensation awards as expense, net of estimated forfeitures, in proportion to vesting during the requisite service period, which ranges from one to four years.

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

Our risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. As part of our assessment of possible expected volatility assumptions, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we calculate the expected volatility of our common stock utilizing its historical volatility over a period of time equal to the expected term of the stock option. To determine our expected life assumption, we examined the historical pattern of stock option exercises in an effort to determine if there were any discernible patterns based on employee classification. From this analysis, we identified two classifications: (1) Executives and Board of Directors and (2) Non-Executives. Our estimate of expected life is computed utilizing historical exercise patterns and post-vesting behavior within each of the two identified classifications. See Notes 14 and 16 for further information regarding stock-based compensation.

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

We recorded a foreign currency translation gain of $1.4 million, a loss of $2.0 million and a gain of $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The foreign currency translation gain of $1.4 million for the year ended December 31, 2011 was driven by the weakening of the U.S. dollar versus the Chinese Yuan Renminbi. The U.S. dollar/Chinese Yuan Renminbi spot rate was 0.159 and 0.152 at December 31, 2011 and 2010, respectively.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other (expense) income, net. See Note 17 for further information concerning transaction gains and losses.

Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of our financial instruments approximates fair value as a result of their short maturities. See Notes 3, 4, 5, 8, 10, and 11 for further information concerning our financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of 3 months or less. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. See Note 3 for further information concerning cash and cash equivalents.

Inventories

Inventories consist of remote controls, audio-video accessories as well as the related component parts and raw materials. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis. See Note 5 for further information concerning our inventories and suppliers.

Product innovations and technological advances may shorten a given product’s life cycle. We continually monitor our inventories to identify any excess or obsolete items on hand. We write-down our inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of the inventories and estimated net realizable value. These estimates are based upon management’s judgment about future demand and market conditions. Actual results may differ from management’s judgments and additional write-downs may be required. Our total excess and obsolete inventory reserve on December 31, 2011 and 2010 was $3.4 million and $2.1 million, respectively, or 3.8% and 3.3 % of our total inventory balance.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. The cost of property, plant, and equipment includes the purchase price of the asset and all expenditures necessary to prepare the asset for its intended use. We capitalize additions and improvements and expense maintenance and repairs as incurred. To qualify for capitalization an asset must have a useful life greater than one year and a cost greater than $1,000 for individual assets or $5,000 for assets purchased in bulk.

We capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

We conducted annual goodwill impairment reviews on December 31, 2011, 2010 and 2009. Based on the analysis performed, we determined that the fair values of our reporting unit exceeded its carrying amount, including goodwill, and therefore it was not impaired. See Notes 7 and 21 for further information concerning goodwill.

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

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Capitalized Software Development Costs

Costs incurred to develop software for resale are expensed when incurred as research and development until technological feasibility has been established. We have determined that technological feasibility for our products is established when a working prototype is complete. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.

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

DECEMBER 31, 2011

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

The valuation techniques are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources. Unobservable inputs require management to make certain assumptions and judgments based on the best information available. Observable inputs are the preferred data source. These two types of inputs result in the following fair value hierarchy:

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

New Accounting Pronouncements

During December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” Under the amendments in ASU 2011-05 “Presentation of Comprehensive Income,” entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in ASU 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in ASU 2011-12 supersede changes to those paragraphs in ASU 2011-05 that pertain to how, when, and where reclassification adjustments are presented. ASU 2011-12 is issued to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of ASU 2011-12 will result in changes to our presentation and disclosure only and will not have an impact on our consolidated results of operations and financial condition.

During December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 will result in changes to our presentation and disclosure only and will not have an impact on our consolidated results of operations and financial condition.

During September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in ASU 2011-08 are intended to reduce the cost and complexity associated with goodwill impairment tests required under the Accounting Standard Codification Topic 350 Intangibles – Goodwill and Other. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a significant impact to our consolidated financial position or results of operations.

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Recently Adopted Accounting Pronouncements

We adopted the following accounting standards during 2011, none of which had a material effect on our consolidated financial position and results of operations:

•

During January 2010, the FASB issued ASU No. 2010-6 to improve the disclosure and transparency of fair value measurements. These amendments clarify the level of disaggregation required, and the necessary disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. We adopted this ASU beginning January 1, 2011.

•

During December 2010, the FASB issued ASU No. 2010-29 to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. We adopted this ASU beginning January 1, 2011.

•	During October 2009, the FASB issued ASU No. 2009-14 to address accounting for arrangements that contain tangible products and software. We adopted this ASU beginning January 1, 2011.

•

During October 2009, the FASB issued ASU No. 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined accounting unit. We adopted this ASU beginning January 1, 2011.

Note 3 — Cash and Cash Equivalents

The following table sets forth our cash and cash equivalents that were accounted for at fair value on a recurring basis on December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$29,372	$—	$—	$29,372	$54,249	$—	$—	$54,249

On December 31, 2011, we had approximately $4.1 million, $7.6 million, $16.5 million, $0.1 million, and $1.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.

On December 31, 2010, we had approximately $6.5 million, $15.0 million, $27.8 million, $4.0 million, and $0.9 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.

See Note 2 under the caption Cash and Cash Equivalents for further information regarding our accounting principles.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 4 — Accounts Receivable, Net and Revenue Concentrations

Accounts receivable, net consisted of the following on December 31, 2011 and 2010:

(in thousands)	2011	2010
Trade receivables, gross	$82,305	$88,485
Allowance for doubtful accounts	(1,021)	(878)
Allowance for sales returns	(981)	(1,366)

Net trade receivables	80,303	86,241
Other	1,881	63

Accounts receivable, net	$82,184	$86,304

Allowance for Doubtful Accounts

The following changes occurred in the allowance for doubtful accounts during the years ended December 31, 2011, 2010, and 2009:

(in thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	(Write-offs)/ FX Effects	Balance at End of Period
Year Ended December 31, 2011	$878	$277	$(134)	$1,021
Year Ended December 31, 2010	$2,423	$931	$(2,476)	$878
Year Ended December 31, 2009	$2,439	$435	$(451)	$2,423

Sales Returns

The allowance for sales returns at December 31, 2011 and 2010 contained reserves for items returned prior to year-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.7 million and $0.9 million on December 31, 2011 and 2010, respectively. The value of these returned goods was included in our inventory balance at December 31, 2011 and 2010.

Significant Customers

During the year ended December 31, 2011, we had net sales to two significant customers (DIRECTV and Sony), that when combined with their sub-contractors, each totaled 10% or more of our net sales. Our sales to Sony and its sub-contractors collectively did not exceed 10% of our net sales for the years ended December 31, 2010 and 2009. During the years ended December 31, 2010 and 2009, we had net sales to two significant customers (DIRECTV and Comcast), that when combined with their sub-contractors, each totaled more than 10% of our net sales as follows:

	Year Ended December 31,
	2011		2010		2009
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$57,371	12.2%	$45,367	13.7%	$66,849	21.1%
Comcast	—	—	$42,716	12.9%	$35,382	11.1%
Sony	$48,483	10.3%	—	—	—	—

Trade receivables with these customers were the following on December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	$ (thousands)	% of Accounts receivable, net	$ (thousands)	% of Accounts Receivable, net
DIRECTV	$7,599	9.2%	$9,481	11.0%
Comcast	—	—	$4,786	5.5%
Sony	$7,064	8.6%	—	—

Echostar accounted for greater than 10% of accounts receivable, net on December 31, 2010, but did not account for greater than 10% of net sales for the year then ended. Trade receivables with this customer amounted to $10,458 thousand, or 12.1%, of our accounts receivable, net on December 31, 2010.

The loss of any of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows. Please see Note 2 under the captions Revenue Recognition and Sales Allowances and Financial Instruments for further information regarding our accounting principles.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 5 — Inventories, Net and Significant Suppliers

Inventories, net consisted of the following on December 31, 2011 and 2010:

(in thousands)	2011	2010
Raw materials	$17,014	$15,864
Components(1)	21,819	10,358
Work in process	1,071	2,885
Finished goods(2)	54,447	38,430
Reserve for excess and obsolete inventory	(3,447)	(2,135)

Inventories, net	$90,904	$65,402

(1)

During 2011, we increased our investment in safety stock for certain components, including integrated circuits, as a result of uncertainties regarding the effect that the Tsunami in Japan and the 2012 Chinese New Year holiday would have on our supply chain.

(2)

Finished goods increased $16 million, or 42%, from $38.4 million on December 31, 2010 to $54.4 million on December 31, 2011. During the second quarter of 2011, we altered our shipping terms with a significant customer which resulted in us holding title to inventories until shipments are received by them. Prior to altering our shipping terms, title transferred to this significant customer at the shipping point. In addition, we increased our investment in safety stock for certain products, as a result of uncertainties regarding the effect that the 2012 Chinese New Year holiday would have on our supply chain.

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory during the years ended December 30, 2011, 2010 and 2009 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Year Ended December 31, 2011	$2,135	$4,568	$(1,295)	$(1,961)	$3,447
Year Ended December 31, 2010	$1,750	$2,887	$(1,043)	$(1,459)	$2,135
Year Ended December 31, 2009	$1,535	$3,340	$(865)	$(2,260)	$1,750

(1)

The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $1.0 million, $0.6 million, and $0.8 million for the years ended December 31, 2011, 2010, and 2009. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

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

Significant Suppliers

We purchase integrated circuits, used principally in our wireless control products, from two main suppliers. The total purchased from one of these suppliers was greater than 10% of our total inventory purchases for each of the years ended December 31, 2011, 2010, and 2009. In addition, our purchases from one component and finished good supplier amounted to greater than 10% of our total inventory purchases for the year ended December 31, 2010. Our purchases from three component and finished good suppliers each amounted to greater than 10% of our total inventory purchases for the year ended December 31, 2009.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

During the years ended December 31, 2011, 2010 and 2009, the amounts purchased from these four suppliers were the following:

	Year Ended December 31,
	2011		2010		2009
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Integrated circuit supplier A	$29,124	10.2%	$30,047	15.3%	$28,290	14.8%
Component and finished good supplier A	—	—	$36,966	18.9%	$44,590	23.3%
Component and finished good supplier B (1)	—	—	—	—	$46,004	24.1%
Component and finished good supplier C	—	—	—	—	$28,879	15.1%

The total accounts payable to each of these suppliers on December 31, 2011 and 2010 were the following:

	December 31, 2011		December 31, 2010
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Integrated circuit supplier A	$1,725	3.1%	$3,731	6.7%
Component and finished good supplier A	—	—	$9,172	16.4%
Component and finished good supplier B (1)	—	—	—	—
Component and finished good supplier C	—	—	—	—

(1)	Component and finished good supplier B is Enson and its subsidiaries. See Note 21 for further information regarding our acquisition of Enson.

We have identified alternative sources of supply for these integrated circuits, components, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis. We maintain inventories of our integrated circuits, which may be utilized to mitigate, but not eliminate, delays resulting from supply interruptions. An extended interruption, shortage or termination in the supply of any of the components used in our products, a reduction in their quality or reliability, or a significant increase in the prices of components, would have an adverse effect on our operating results, financial condition and cash flows.

Related Party Vendor

We purchase certain printed circuit board assemblies (“PCBAs”) from a related party vendor. The vendor is considered a related party for financial reporting purposes because the Senior Vice President of Manufacturing of Enson owns 40% of this vendor. Our purchases from this vendor for the year ended December 31, 2011 totaled approximately $8.7 million, or 3.0% of total inventory purchases. Our purchases from this vendor for the year ended December 31, 2010 totaled $1.3 million, or 0.7% of total inventory purchases. Payable amounts outstanding to this vendor were approximately $1.9 million and $1.6 million on December 31, 2011 and 2010, respectively. Our payable terms and pricing with this vendor are consistent with the terms offered by other vendors in the ordinary course of business. The accounting policies that we apply to our transactions with our related party are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party vendor to ensure these purchases remain consistent with our business objectives.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 6 — Property, Plant, and Equipment, Net

Property, plant, and equipment, net consisted of the following at December 31, 2011 and 2010:

(in thousands)	2011	2010
Buildings	$42,904	$41,679
Tooling	23,320	21,287
Computer equipment	2,741	3,681
Software	7,149	6,489
Furniture and fixtures	4,757	3,486
Leasehold improvements	15,611	14,654
Machinery and equipment	41,206	35,348

	137,688	126,624
Accumulated depreciation	(66,291)	(54,868)

	71,397	71,756
Construction in progress	9,052	6,341

Total property, plant, and equipment, net	$80,449	$78,097

Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $13.1 million, $5.9 million and $5.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The net book value of property, plant, and equipment located within the People’s Republic of China was $71.0 million and $70.3 million on December 31, 2011 and 2010, respectively.

On December 31, 2011, construction in progress included $6.9 million of building and building improvements, $0.4 million of tooling, $0.4 million of internal use software costs and $1.4 million of machinery and equipment. We expect that approximately 96% of the construction in progress costs will be placed in service during the first and second quarters of 2012. We will begin to depreciate these assets once the assets are placed in service. On December 31, 2010, construction in progress included $2.2 million of building and building improvements, $0.8 million of tooling, $1.7 million of internal use software costs and $1.6 million of machinery and equipment

See Note 2 under the captions Property, plant, and equipment and Long-Lived and Intangible Assets Impairment for further information regarding our accounting principles.

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

The goodwill on December 31, 2011 and changes in the carrying amount of goodwill during the two years ended December 31, 2011 were the following:

(in thousands)
Balance at December 31, 2009	$13,724
Goodwill acquired during the period (1)	17,336
Goodwill adjustments (2)	(183)

Balance at December 31, 2010	$30,877
Goodwill acquired during the period	—
Goodwill adjustments (2)	(57)

Balance at December 31, 2011	$30,820

(1)	During the fourth quarter of 2010, we recorded $17.3 million of goodwill related to the Enson acquisition. Please refer to Note 21 for further information about this acquisition.
(2)	The adjustment included in international goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

We conducted annual goodwill impairment reviews on December 31, 2011, 2010, and 2009 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.

Please see Note 2 under the captions Goodwill and Fair-Value Measurements for further information regarding our accounting principles and the valuation methodology utilized.

Intangible Assets, Net

The components of intangible assets, net at December 31, 2011 and December 31, 2010 are listed below:

	2011			2010
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$372	$(50)	$322	$384	$(51)	$333
Patents (10 years)	9,488	(5,306)	4,182	8,612	(4,589)	4,023
Trademark and trade names (10 years) (2)	2,837	(821)	2,016	2,836	(565)	2,271
Developed and core technology (5 -15 years)(3)	3,500	(671)	2,829	3,500	(438)	3,062
Capitalized software development costs (1-2 years)	1,515	(1,108)	407	1,896	(1,165)	731
Customer relationships (10-15 years)(4)	26,367	(3,309)	23,058	26,349	(775)	25,574

Total carrying amount	$44,079	$(11,265)	$32,814	$43,577	$(7,583)	$35,994

(1)	This table excludes the gross value of fully amortized intangible assets totaling $8.1 million and $7.6 million on December 31, 2011 and 2010, respectively.
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

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption during the years ended December 31, 2011, 2010 and 2009 is the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cost of sales	$451	$492	$450
Selling, general and administrative	3,795	1,686	1,397

Total amortization expense	$4,246	$2,178	$1,847

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Estimated future amortization expense related to our intangible assets at December 31, 2011, is the following:

(in thousands)
2012	$4,182
2013	4,000
2014	3,867
2015	3,804
2016	3,766
Thereafter	13,195

$32,814

The remaining weighted average amortization period of our intangible assets is 8.8 years.

Intangibles Measured at Fair Value on a Nonrecurring Basis

We recorded impairment charges related to our intangible assets of $0.01 million, $0.02 million and $0.01 million for the years ended December 31, 2011, 2010, and 2009, respectively. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011 were the following:

		Fair Value Measurement Using
(In thousands) Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Patents, trademarks and trade names	$6,198	—	—	$6,198	$(10)

We disposed of five patents and sixteen trademarks with an aggregate carrying amount of $10 thousand resulting in impairment charges of $10 thousand during 2011. We disposed of thirteen patents and eight trademarks with an aggregate carrying amount of $21 thousand resulting in impairment charges of $21 thousand during 2010. We disposed of patents and trademarks with a carrying amount of $13 thousand in 2009. These assets no longer held any probable future economic benefits and were written-off.

See Note 2 under the captions Long-Lived and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements for further information regarding our accounting principles and the valuation methodology utilized.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 8 — Notes Payable and Line of Credit

Notes payable and line of credit on December 31, 2011 and 2010 were comprised of the following:

	Amount Outstanding
(In thousands)	2011	2010
U.S. Bank Term Loan Facility(1)	$14,400	$35,000
U.S. Bank Revolving Credit Line (2)	2,000	—

Total Debt	$16,400	$35,000

(1)

Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On December 31, 2011, the 1-month LIBOR plus the fixed margin was approximately 1.78% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

(2)

Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At December 31, 2011, the 12-month LIBOR plus the fixed margin was 2.90% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

Our total interest expense on borrowings was $0.4 million and $0.1 million during the years ended December 31, 2011 and 2010, respectively.

U.S. Bank Credit Facility

On November 1, 2010, we amended and restated our existing credit agreement with U.S. Bank. The amendments added a new $35.0 million secured term loan facility (“Term Loan”) for the purpose of financing a portion of our acquisition of Enson Assets Limited. In addition, our existing $15.0 million unsecured revolving credit line with U.S. Bank (“Credit Facility”) became a secured facility, the amount available for borrowing was increased to $20.0 million, and the expiration date was extended from October 31, 2011 to November 1, 2013.

Our U.S. Bank credit agreement is secured by sixty-five percent of Enson Assets Limited. Amounts available for borrowing are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. On March 2, 2012, we entered into an amendment adjusting the quick ratio effective December 31, 2011. We were not in breach of our debt covenants on December 31, 2011.

Secured 1-year Term Loan

On December 31, 2011, we had an outstanding balance of $14.4 million related to our U.S. Bank 1-year term loan facility. Our term loan, along with our line of credit and available cash, was utilized to finance the acquisition of Enson and to pay related transaction costs, fees, and expenses. Amounts paid or prepaid on the term loan may not be re-borrowed. The minimum principal payments for the term loan are $2.2 million each quarter, and began on January 5, 2011. On October 31, 2011, we extended the maturity date of this term loan to November 1, 2012.

Secured Revolving Credit Line

On December 31, 2011, we had an outstanding balance of $2.0 million related to our U.S. Bank secured revolving credit line. The drawing on our credit line was utilized to supplement our cash flows from operations.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 9 — Income Taxes

During 2011, 2010, and 2009, pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Domestic operations	$3,279	$10,878	$17,060
Foreign operations	21,952	10,980	5,117

Total	$25,231	$21,858	$22,177

The provision for income taxes charged to operations for the twelve months ended December 31, 2011, 2010 and 2009 were the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current tax expense:
U.S. federal	$1,319	$3,814	$7,003
State and local	12	391	631
Foreign	5,122	3,483	904

Total current	6,453	7,688	8,538

Deferred tax (benefit) expense:
U.S. federal	153	(40)	(918)
State and local	(409)	(294)	(376)
Foreign	(912)	(577)	258

Total deferred	(1,168)	(911)	(1,036)

Total provision for income taxes	$5,285	$6,777	$7,502

Net deferred tax assets were comprised of the following on December 31, 2011 and 2010:

(in thousands)	2011	2010
Deferred tax assets:
Inventory reserves	$1,011	$605
Allowance for doubtful accounts	205	302
Capitalized research costs	178	155
Capitalized inventory costs	1,206	661
Net operating losses	1,525	1,764
Accrued liabilities	3,243	3,452
Income tax credits	2,335	2,058
Stock-based compensation	3,326	3,210
Other	176	381

Total deferred tax assets	13,205	12,588

Deferred tax liability:
Depreciation	(4,883)	(5,273)
Amortization of intangible assets	(3,190)	(3,565)
Acquired intangible assets	(30)	(121)
Other	(1,522)	(1,214)

Total deferred tax liabilities	(9,625)	(10,173)

Net deferred tax assets before valuation allowance	3,580	2,415
Less: Valuation allowance	(136)	(139)

Net deferred tax assets	$3,444	$2,276

At December 31, 2011 and 2010, current deferred tax liabilities were $0.1 million and $0.1 million, respectively. The deferred tax valuation allowance was $0.1 million and $0.1 million on December 31, 2011 and 2010, respectively.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Tax provision at statutory U.S. rate	$8,578	$7,650	$7,764
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(262)	63	166
Foreign tax rate differential	(3,528)	(484)	(36)
Nondeductible items	407	231	682
Federal research and development credits	(503)	(723)	(272)
Settlements	—	(110)	(449)
Other	593	150	(353)

Tax provision	$5,285	$6,777	$7,502

At December 31, 2011, we had state Research and Experimentation (“R&E”) income tax credit carry forwards of approximately $2.1 million. The state R&E income tax credits do not have an expiration date.

At December 31, 2011, we had federal, state and foreign net operating losses of approximately $3.5 million, $5.0 million and $0.1 million, respectively. All of the federal and state net operating loss carry forwards were acquired as part of the acquisition of SimpleDevices. The federal and state net operating loss carry forwards begin to expire during 2020 and 2016, respectively. Approximately $0.2 million of the foreign net operating losses will begin to expire in 2020.

Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carry forwards that may be utilized if certain changes to a company’s ownership occur. Our acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carry forwards of SimpleDevices are limited but considered realizable in future periods. The annual federal limitation is approximately $0.6 million for 2011 and thereafter. California has suspended utilization of net operating losses for 2010 and 2011.

At December 31, 2011, we believed it was more likely than not that certain deferred tax assets related to the impairment of our investment in a private company (a capital asset) would not be realized due to uncertainties as to the timing and amounts of future capital gains. Accordingly, a valuation allowance of approximately $0.1 million was recorded as of December 31, 2011 and 2010. Additionally, we recorded $20 thousand of various state and foreign valuation allowances at December 31, 2011 and 2010.

During the years ended December 31, 2011, 2010 and 2009 we recognized a credit to paid-in capital and a reduction to income taxes payable of $0.3 million, 0.2 million and $0.4 million, respectively, related to the tax benefit from the exercises of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans.

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

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Uncertain Tax Positions

At December 31, 2011 and 2010, we had unrecognized tax benefits of approximately $5.6 million and $5.6 million, including interest and penalties, respectively. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.2 million for each of the years ended December 31, 2011, 2010 and 2009. Interest and penalties are included in the unrecognized tax benefits.

Our gross unrecognized tax benefits at December 31, 2011, 2010 and 2009, and the changes during those years then ended, are the following:

(in thousands)	2011	2010	2009
Beginning balance	$5,411	$2,580	$7,504
Additions as a result of tax provisions taken during the current year	138	159	324
Subtractions as a result of tax provisions taken during the prior year	(67)	(123)	(82)
Foreign currency translation	133	174	146
Lapse in statute of limitations	(224)	(317)	(80)
Settlements	(15)	(99)	(5,232)
Acquisition	11	3,037	—

Ending balance	$5,387	$5,411	$2,580

Approximately $5.0 million and $5.1 million of the total amount of gross unrecognized tax benefits at December 31, 2011 and 2010, respectively, would affect the annual effective tax rate, if recognized. Furthermore, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.2 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions.

We file income tax returns in the U.S. federal jurisdictions and in various state and foreign jurisdictions. At December 31, 2011 the open statutes of limitations for our significant tax jurisdictions are the following: federal and state are 2006 through 2011 and non-U.S. are 2002 through 2010. At December 31, 2011, our gross unrecognized tax benefits of $5.6 million, which included $0.2 million of interest, are classified as long term because we do not anticipate payment of cash related to those unrecognized tax benefits within one year.

Please see Note 2 under the caption Income Taxes for further information regarding our accounting principles.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 10 — Accrued Compensation

The components of accrued compensation on December 31, 2011 and 2010 are listed below:

(in thousands)	2011	2010
Accrued social insurance(1)	$20,027	$20,360
Accrued salary/wages	4,084	4,045
Accrued vacation/holiday	1,943	1,748
Accrued bonus(2)	1,140	2,832
Accrued commission	461	249
Accrued medical insurance claims	300	112
Other accrued compensation	1,249	1,288

Total accrued compensation	$29,204	$30,634

(1)

Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the People’s Republic of China (“PRC”). This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2011 and 2010.

(2)

Accrued bonus contains an accrual for an extra month of salary (“13th month salary”) to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31, 2011. The total accrued for the 13th month salary is $0.4 million. The remaining accrued bonus will to be paid to non-executive level employees. Executive management was not paid bonuses related to the year ended December 31, 2011.

Note 11 — Other Accrued Expenses

The components of other accrued expenses on December 31, 2011 and 2010 are listed below:

(In thousands)	2011	2010
Amount due to CG International Holdings Limited(1)	$5,138	$5,138
Accrued freight	2,220	1,350
Accrued professional fees	992	1,158
Accrued duties	667	256
Utilities	327	340
Accrued advertising and marketing	415	467
Tooling (2)	459	1,567
Accrued third-party commissions	401	252
Accrued sales taxes, VAT and ICMS	557	678
Property, plant, and equipment (2)	30	20
Interest	81	99
Other	2,680	1,913

Total other accrued expenses	$13,967	$13,238

(1)

We made a payment of $2.0 million to CG International Holdings Limited during January 2012. We made an additional payment of $1.0 million during February 2012. See Note 21 for further information regarding our acquisition of Enson.

(2)	The tooling and property, plant and equipment accrual balances relate to amounts capitalized within property, plant, and equipment, net on December 31, 2011 and 2010, respectively.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 12 — Leases

We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.

Rent expense for our operating leases was $3.2 million, $2.5 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes future minimum non-cancelable operating lease payments at December 31, 2011:

(in thousands)	Amount
Year ending December 31:
2012	$2,366
2013	1,921
2014	1,390
2015	1,012
2016	684
Thereafter	79

Total operating lease commitments	$7,452

Non-level Rents and Lease Incentives

Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 12 to 60 months. The related short term liability is recorded in other accrued expenses (see Note 11) and the related long term liability is recorded in other long term liabilities. The total liability related to rent escalations was $0.03 million at both December 31, 2011 and 2010.

The lease agreement for our corporate headquarters contains an allowance for tenant improvements of $0.4 million, which was paid to us upon completion of the renovation in 2008. This tenant improvement allowance is being amortized as a credit against rent expense over the 73-month term of the lease, which began on January 1, 2006.

Rental Costs During Construction

Rental costs associated with building and ground operating leases incurred during a construction period are expensed.

Prepaid Leases

Private ownership of land in the People’s Republic of China (“PRC”) is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. Land use rights are allocated for free, granted or transferred for consideration by the PRC State Land Administration Bureau or its authorized branches. Our subsidiary Enson operates two factories within the PRC on which the land is leased from the government as of December 31, 2011. These land leases were prepaid to the PRC government at the time Enson occupied the land. We have obtained land-use right certificates for the land pertaining to these factories. In addition, Enson has obtained government approval to develop a parcel of land, for which we are in the process of obtaining a land-use right certificate. We have also prepaid the lease for this parcel of land.

The first factory is located in the city of Guangzhou in the Guangdong province. The unamortized value of this prepaid lease is $1.6 million on December 31, 2011, and will be amortized on a straight-line basis over the remaining term of approximately 24 years. The buildings located on this land have a net book value of $16.0 million on December 31, 2011 and are being amortized over an estimated remaining life of approximately 20 years.

The second factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this prepaid lease is $3.0 million on December 31, 2011, and will be amortized on a straight-line basis over the remaining term of approximately 47 years. The buildings located on this land have a net book value of $18.3 million on December 31, 2011 and are being amortized over an estimated remaining life of 27 years. In addition, the facility under construction located on this land has a net book value of $6.4 million on December 31, 2011 and will be amortized over an estimated remaining life of 25 years upon completion. We estimate this construction-in-process will be placed into service during the second quarter of 2012.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Product Warranties

Changes in the liability for product warranty claim costs are presented below:

(in thousands) Description	Balance at Beginning of Period	Accruals for Warranties Issued During the Period	Settlements (in Cash or in Kind) During the Period	Balance at End of Period
Year Ended December 31, 2011	$71	$(27)	$(38)	$6
Year Ended December 31, 2010	$82	$4	$(15)	$71
Year Ended December 31, 2009	$90	$(4)	$(4)	$82

Litigation

On July 15, 2011, we filed a lawsuit against Logitech, Inc., Logitech International S.A. and Logitech Europe S.A. in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies are infringing seventeen of our patents related to remote control technology. We have alleged that this complaint relates to multiple Logitech remote control products, including the Harmony H300, H650, H700, H900, One, H1100, Logitech Revue (for Google TV), Harmony remote apps for iOS and Android platforms, and other applications and/or programming for touch screen mobile devices. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of the Logitech companies’ actions, injunctive relief to enjoin the Logitech companies from further infringing, including contributory infringement and/or inducing infringement, and attorneys’ fees. In its answer, filed on November 3, 2011, the Logitech companies generally denied all of our allegations of infringement and counterclaimed that we are infringing five of their patents. On November 24, 2011, we answered the Logitech companies’ counterclaims, generally denying all of their allegations of infringement and we are vigorously defending ourselves against these counterclaims.

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. (“URC”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC is

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

infringing, directly and indirectly, four of our patents related to remote control technology. We have alleged that this complaint relates to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of URC’s actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorneys’ fees. URC has not yet answered our complaint.

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

Non-Qualified Deferred Compensation Plan

We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. An election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. At December 31, 2011, the amounts deferred under the plan were immaterial to our financial statements.

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2011 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2011, approximately 20 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2011 and 2010 for the India Plan is not material. During the years ended December 31, 2011, 2010, and 2009, the net periodic benefit costs were also not material.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 14 — Treasury Stock

During the years ended December 31, 2011, 2010, and 2009, we repurchased 456,964, 505,692, and 404,643 shares of our common stock at a cost of $9.8 million, $10.1 million and $7.7 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the years ended December 31, 2011, 2010, and 2009, we issued 30,000, 29,583, and 25,000 shares from treasury, respectively, to outside directors for services performed (see Note 16). Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board.

On February 11, 2010, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our issued and outstanding common stock. As of December 31, 2011, we have repurchased 930,090 shares of our common stock under this authorization, leaving 69,910 shares available for repurchase.

On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. We did not repurchase any shares under the Board authorization approved on October 26, 2011.

Stock Awards to Outside Directors

We issue restricted stock awards to our outside directors as compensation for services performed. We grant each of our outside directors 5,000 shares of our common stock annually each July 1st. When an additional outside director is appointed to our Board of Directors, they receive a prorated number of shares based on the number of months they will serve during the initial year. Compensation expense related to restricted stock awards is based on the grant date fair value the shares awarded. The fair value of these shares is amortized on a straight-line basis over the requisite service period of one year (see Note 2 under the caption Stock-Based Compensation and Note 16). The shares are issued from treasury stock using a first-in-first-out cost basis, which amounted to $0.4 million and $0.4 million in 2011 and 2010, respectively.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 15 — Business Segment and Foreign Operations

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we only have a single operating and reportable segment.

Foreign Operations

Our net sales to external customers by geographic area for the years ended December 31, 2011, 2010, and 2009 were the following:

(in thousands)	2011	2010	2009
Net sales:
United States	$137,654	$119,284	$142,876
International:
People’s Republic of China	106,080	34,222	27,791
United Kingdom	23,251	41,575	21,756
Argentina	6,603	4,791	1,544
Australia	1,415	1,451	1,558
Brazil	7,520	1,791	1,904
Canada	17,201	13,419	11,586
France	3,683	3,768	3,603
Germany	7,560	7,996	6,752
Israel	3,419	3,161	1,941
Italy	2,341	2,474	3,471
Japan	42,908	10,724	3,162
Korea	6,834	6,325	6,771
Malaysia	15,866	1,806	1,439
Netherlands	1,723	2,094	755
Portugal	1,642	4,641	4,167
Singapore	15,388	16,419	8,505
Spain	3,800	4,480	3,929
South Africa	6,416	5,900	6,495
Taiwan	20,278	12,426	18,315
Thailand	13,949	10,582	7,939
All other	23,099	22,451	31,291

Total international	330,976	212,496	174,674

Total net sales	$468,630	$331,780	$317,550

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to individual countries.

Long-lived asset information on December 31, 2011 and 2010 were the following:

	2011	2010
Long-lived tangible assets:
United States	$3,530	$4,654
People’s Republic of China	78,466	75,053
All other countries	3,803	3,854

Total	$85,799	$83,561

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 16 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the years ended December 31, 2011, 2010, and 2009 is the following:

(in thousands)	2011	2010	2009
Cost of sales	$15	$55	$33
Research and development	267	452	434
Selling, general and administrative	4,229	4,459	3,845

Total stock-based compensation expense	$4,511	$4,966	$4,312

Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.1 million, $0.3 million, and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Selling, general and administrative expense includes stock-based compensation related to restricted stock awards granted to outside directors of $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The income tax benefit from the recognition of stock-based compensation was $1.5 million, $1.7 million, and $1.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Stock Options

During the year ended December 31, 2011, the Compensation Committee and Board of Directors awarded 107,600 stock options to our employees with an aggregate grant date fair value of $1.5 million under various stock incentive plans. The stock option granted to employees during 2011 consisted of the following:

(in thousands, except share amounts)

Stock Option Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
January 26, 2011	15,000	$192	4 -Year Vesting Period (25% each year)
April 6, 2011	92,600	1,286	3 -Year Vesting Period (8.33% each quarter)

	107,600	$1,478

During the year ended December 31, 2011, we recognized $0.3 million of pre-tax stock-based compensation expense related to our 2011 stock option grants.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	December 31,(1)
	2011	2010	2009
Weighted average fair value of grants	$13.74	$10.83	$7.20
Risk-free interest rate	2.29%	2.27%	1.95%
Expected volatility	52.25%	50.07%	49.54%
Expected life in years	5.03	4.95	4.85

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

We recognize the compensation expense related to stock option awards net of estimated forfeitures over the service period of the award, which is the option vesting term of three to four years. On December 31, 2011, 2010, and 2009, we estimated the annual forfeiture rate for our executives and board of directors will be 2.45%, 2.53% and 2.65%, respectively, based upon our historical forfeitures. On December 31, 2011, 2010, and 2009, we estimated the annual forfeiture rate for our non-executive employees to be 6.86%, 6.59% and 6.51%, respectively, based on our historical forfeitures.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Stock option activity during the years ended December 31, 2011, 2010, and 2009 were the following:

	2011				2010				2009
	Number of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)	Number of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)	Number of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of the year	1,525	$18.78			1,693	$18.37			1,729	$17.64
Granted	108	28.97			120	23.80			253	16.26
Exercised	(102)	16.51		$820	(121)	16.20		$1,238	(278)	11.75		$2,320
Forfeited/cancelled/ expired	(29)	25.53			(167)	20.16			(11)	22.43

Outstanding at end of year	1,502	$19.53	4.81	$1,972	1,525	$18.78	5.37	$14,669	1,693	$18.37	5.40	$9,677

Vested and expected to vest at end of year	1,494	$19.51	4.78	$1,971	1,503	$18.72	5.32	$14,547	1,655	$18.30	5.33	$9,532
Exercisable at end of year	1,229	$18.71	4.05	$1,889	1,140	$17.89	4.46	$11,983	1,239	$17.33	4.30	$8,034

The aggregate intrinsic value in the table above represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2011, 2010, and 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2011, 2010, and 2009. This amount will change based on the fair market value of our stock. The actual intrinsic value of stock options exercised in 2011, 2010, and 2009 was $0.8 million, $1.2 million and $2.3 million, respectively.

During 2011, 2010, and 2009, there were no modifications made to outstanding stock options.

Cash received from option exercises for the years ended December 31, 2011, 2010, and 2009 was $1.7 million, $2.0 million, and $3.3 million, respectively. The actual tax benefit realized from option exercises was $0.3 million, $0.2 million and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, we expect to recognize $2.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.0 years.

During the annual review cycle for 2011, the Compensation Committee granted our Named Executives 148,200 stock options. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives. The grant, dated February 8, 2012, is subject to a three-year vesting period (8.33% each quarter). The total grant date fair value of these awards was $1.4 million.

Restricted Stock

During the year ended December 31, 2011, the Compensation Committee and Board of Directors awarded 146,440 shares of restricted stock to our employees with an aggregate grant date fair value of $3.8 million under various stock incentive plans. The restricted stock awards granted to employees during 2011 consisted of the following:

(in thousands, except share amounts)

Restricted Stock Grant Date	Number of Shares Granted	Grant Date Fair Value	Vesting Period
April 6, 2011	43,900	$1,284	3 -Year Vesting Period (8.33% each quarter)
July 15, 2011	100,000	2,454	3 -Year Vesting Period (8.33% each quarter)
October 10, 2011	2,540	45	3 -Year Vesting Period (8.33% each quarter)

	146,440	$3,783

In addition to the grants awarded to employees, 30,000 shares of restricted stock with a grant date fair value of $0.8 million were awarded to our outside directors on July 1, 2011 as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter).

During the year ended December 31, 2011, we recognized $1.1 million of pre-tax stock-based compensation expense related to our 2011 restricted stock grants.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Non-vested restricted stock award activity during the years ended December 31, 2011, 2010, and 2009 (including restricted stock awarded to directors as described in Note 14) were the following:

	Shares Granted (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	90	$23.23
Granted	326	15.58
Vested	(136)	18.66
Forfeited	—	—

Non-vested at December 31, 2009	280	16.54
Granted	76	21.58
Vested	(160)	18.00
Forfeited	(1)	16.61

Non-vested at December 31, 2010	195	17.30
Granted	176	25.76
Vested	(162)	17.53
Forfeited	(4)	16.24

Non-vested at December 31, 2011	205	$24.43

As of December 31, 2011, we expect to recognize $4.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years. See Note 2 under the caption Stock-Based Compensation for further information regarding our accounting principles.

During the annual review cycle for 2011, the Compensation Committee granted our Named Executives 71,300 restricted stock awards. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives. The grant, dated February 8, 2012, is subject to a three-year vesting period (8.33% each quarter). The total grant date fair value of these awards was $1.4 million.

Stock Incentive Plans

Our active stock-based incentive plans include those adopted in 1993, 1996, 1998, 1999, 2002, 2003, 2006, and 2010 (“stock incentive plans”). Under the stock incentive plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our stock incentive plans. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.

The grant price of stock option and restricted stock awards granted under our stock incentive plans is the average of the high and low trades of our stock on the grant date. We prohibit the re-pricing or backdating of stock options. Our stock options become exercisable ratably, on an annual or quarterly basis, over three or four years. Stock options have a maximum ten-year term. Restricted stock awards vest in various proportions over a three or four year time period.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Detailed information regarding our active stock incentive plans is as follows:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
1993 Stock Incentive Plan	1/19/1993	400,000	—	17,400
1996 Stock Incentive Plan	12/1/1996	800,000	—	20,834
1998 Stock Incentive Plan	5/27/1998	630,000	—	55,031
1999 Stock Incentive Plan	1/27/1999	630,000	—	6,510
1999A Stock Incentive Plan	10/7/1999	1,000,000	—	80,497
2002 Stock Incentive Plan	2/5/2002	1,000,000	9,251	245,700
2003 Stock Incentive Plan	6/18/2003	1,000,000	11,563	531,894
2006 Stock Incentive Plan	6/13/2006	1,000,000	5,460	595,823
2010 Stock Incentive Plan	6/15/2010	1,000,000	841,650	150,000

			867,924	1,703,689

Significant option groups outstanding at December 31, 2011 and the related weighted average exercise price and life information are listed below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/2011 (in 000’s)	Weighted-Average Remaining Years of Contractual Life	Weighted-Average Exercise Price	Number Exercisable At 12/31/2011 (in 000’s)	Weighted-Average Exercise Price
$8.45 to $9.83	113	0.89	$8.62	113	$8.62
12.58 to 13.27	197	2.78	12.62	185	12.61
14.85 to 16.67	315	4.90	16.22	250	16.20
17.38 to 17.62	232	3.05	17.59	232	17.59
18.03 to 21.95	148	6.27	20.61	127	20.89
23.66 to 29.25	490	6.83	27.33	315	27.51
32.40 to 35.35	7	5.94	34.51	7	34.51

$8.45 to $35.35	1,502	4.81	$19.53	1,229	$18.71

Note 17 — Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

(in thousands)	2011	2010	2009
Net (loss) gain on foreign currency exchange contracts(1)	$(271)	$(329)	$(653)
Net (loss) gain on foreign currency exchange transactions	(1,141)	$568	407
Other income	337	284	5

Other (expense) income, net	$(1,075)	$523	$(241)

(1)	This represents the losses incurred on foreign currency hedging derivatives (see Note 19 for further details).

Note 18 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, including the dilutive effect of stock option and restricted stock awards, outstanding during the period. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.

In the computation of diluted earnings per common share for the years ended December 31, 2011, 2010, and 2009, we have excluded 592,874, 517,827 and 785,186 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the years ended December 31, 2011, 2010, and 2009, we have excluded 119,659, 159,889 and 235,887 shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Earnings per share for the years ended December 31, 2011, 2010, and 2009 were calculated as follows:

(in thousands, except per-share amounts)	2011	2010	2009
BASIC
Net income	$19,946	$15,081	$14,675

Weighted-average common shares outstanding	14,912	13,764	13,667

Basic earnings per share	$1.34	$1.10	$1.07

DILUTED
Net income	$19,946	$15,081	$14,675

Weighted-average common shares outstanding for basic	14,912	13,764	13,667
Dilutive effect of stock options and restricted stock	301	342	304

Weighted-average common shares outstanding on a diluted basis	15,213	14,106	13,971

Diluted earnings per share	$1.31	$1.07	$1.05

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

We have determined that the fair value of our derivatives are derived from level 2 inputs in the fair value hierarchy. See Note 2 under the captions Derivatives and Fair-Value Measurements for further information concerning the accounting principles and valuation methodology utilized. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis on December 31, 2011:

		Fair Value Measurement Using
(In thousands) Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency exchange futures contracts	$(21)	$—	$(21)	$—

	$(21)	$—	$(21)	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.3 million, a net pre-tax loss of approximately $0.3 million, and a net pre-tax loss of $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Futures Contracts

We held one USD/Chinese Yuan Renminbi futures contract with a notional value of $10.0 million and a forward rate of CNY6.353 CNY/USD at December 31, 2011. We held the USD position on this contract, which settled on January 13, 2012. The gain on this contract as of December 31, 2011 was $46 thousand and is included in prepaid expenses and other current assets. This contract was settled at a gain of $59 thousand resulting in a gain of $13 thousand in January 2012.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

We held one USD/Euro futures contract with a notional value of $6.5 million and a forward rate of $1.3091 USD/Euro at December 31, 2011. We held the Euro position on this contract, which settled on January 20, 2012. The loss on this contract as of December 31, 2011 was $67 thousand and is included in other accrued expenses. This contract was settled at a loss of $125 thousand resulting in a loss of $58 thousand in January 2012.

We held one USD/Euro futures contract with a notional value of $4.0 million and a forward rate of $1.3073 USD/Euro at December 31, 2010. We held the Euro position on this contract, which settled on January 28, 2011. The gain on this contract as of December 31, 2010, was $87 thousand and is included in prepaid expenses and other current assets. This contract was settled at a gain of $198 thousand resulting in a gain of $111 thousand in January 2011.

We held one USD/Indian Rupee futures contract with a notional value of INR133.5 million and a forward rate of INR45.47 INR/USD at December 31, 2010. We held the USD position on this contract, which settled on January 28, 2011. The loss on this contract as of December 31, 2010, was $43 thousand and is included in other accrued expenses. This contract was settled at a gain of $10 thousand resulting in a gain of $53 thousand in January 2011.

We held one USD/Chinese Yuan Renminbi futures contract with a notional value of $1.0 million and a forward rate of CNY6.6819 CNY/USD at December 31, 2010. We held the USD position on this contract, which settled on January 24, 2011. The loss on this contract as of December 31, 2010, was $11 thousand and is included in other accrued expenses. This contract was settled at a loss of $14 thousand resulting in a loss of $3 thousand in January 2011.

We held one USD/Chinese Yuan Renminbi futures contract with a notional value of $1.0 million and a forward rate of CNY6.6681 CNY/USD at December 31, 2010. We held the USD position on this contract, which was scheduled to settle on February 24, 2011. The contract was terminated on January 21, 2011. The loss on this contract as of December 31, 2010, was $13 thousand and is included in other accrued expenses. This contract was settled on the termination date at a loss of $16 thousand resulting in a loss of $3 thousand in January 2011.

Note 20 — Employee Benefit Plans

We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.7 million, 0.6 million and $0.8 million of expense for company contributions for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 21 — Business Combinations

Enson Assets Limited

On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into a stock purchase agreement with CG International Holdings Limited (“CG”) to acquire all of the issued shares in the capital of Enson Assets Limited (“Enson”) for total consideration of approximately $125.9 million. This transaction closed on November 4, 2010. The consideration consisted of $95.1 million in cash and 1,460,000 of newly issued shares of UEI common stock. A total of $5.0 million of the purchase price was held back at the closing to provide for any additional payments required by CG as a result of Enson’s failure to meet both a net asset target and an earnings target (see “Contingent Consideration” below). We have included the $5.0 million that was held back in the purchase price allocation, since it is probable that we will owe the full amount to CG. The $5.0 million is included in our other accrued liabilities balance on December 31, 2010 and 2011. During January 2012, we paid $2.0 million of the $5.0 million to CG International Holdings Limited, and during February 2012, we made an additional payment of $1.0 million.

Our consolidated income statement for the twelve months ended December 31, 2011 includes net sales of $150.1 million and net income of $4.5 million attributable to Enson. Our consolidated income statement for the twelve months ended December 31, 2010 includes net sales of $25.0 million and net income of $1.3 million attributable to Enson for the period commencing on November 4, 2010.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Enson Description

Enson is a leading manufacturer of remote controls. Prior to the acquisition, Enson was also one of our significant suppliers (see Note 5). The Enson corporate office, located in Hong Kong, is approximately 12,000 square feet and employs 58 people. Enson controls two factories located in the People’s Republic of China (“PRC”).

The southern factory is located in Guangdong Province, PRC within the city of Guangzhou. The Guangzhou factory is approximately 710,203 square feet and employs 761 people, with an additional 3,845 factory workers contracted through an agency agreement.

The northern factory is located in Jiangsu Province, PRC within the city of Yangzhou. The Yangzhou factory is approximately 1,204,697 square feet and employs 442 people, with an additional 4,090 factory workers contracted through an agency agreement.

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

Contingent Consideration

Net Asset Target on November 3, 2010

To the extent that Enson’s net assets were less than $68.5 million on November 3, 2010, CG would have had to pay us the difference, plus interest. To the extent that the Enson net assets were greater than $68.5 million we would pay CG the difference, plus interest. This calculation was finalized during the first quarter of 2011 when the auditor issued their report on Enson’s November 3, 2010 Statement of Net Assets. On November 3, 2010, Enson’s net assets, as defined by the stock purchase agreement, were $68.6 million. As such, the total consideration and the goodwill recognized to acquire Enson increased $0.1 million from December 31, 2010 to December 31, 2011. The $0.1 million is included in our other accrued liabilities balance at December 31, 2011 and 2010.

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

Earnings Target for the Twelve Months Ending March 31, 2011

To the extent that Enson’s earnings for the twelve months ended March 31, 2011 were less than $16.2 million, CG would have paid us an amount equal to the product of (a) the difference between Enson’s earnings and $16.2 million, multiplied by (b) one and one half, plus interest.

For the purposes of this calculation, Enson’s earnings are defined as Enson’s consolidated profit before tax for the twelve months ending March 31, 2011 excluding certain agreed upon adjustments, including without limitation, the following items: profit related to UEIC sales, investment income, other income, other expenses, other gains and losses, and interest expenses.

During the fourth quarter of 2011, the auditors issued their report on Enson’s accounts, and CG did not owe any amounts related to the earnings target.

Acquisition Costs

We recognized $0.7 million of total acquisition costs related to the Enson transaction in selling, general and administrative expenses during the quarter ended December 31, 2010. The acquisition costs consisted primarily of legal and investment banking services.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Purchase Price Allocation

Under the acquisition method of accounting, the acquisition date fair value of the consideration transferred is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Management’s purchase price allocation on November 4, 2010, (the Enson acquisition date) is the following:

(in thousands)	Weighted Average Estimated Lives	Fair Value
Cash and cash equivalents		$20,866
Inventories		23,469
Accounts receivable		37,625
Prepaid expenses and other current assets		738
Property, plant and equipment	20 years	66,644
Deferred income taxes		2,619
Other assets		3,409
Interest bearing liabilities		(4,227)
Non-interest bearing liabilities		(67,879)

Net tangible assets acquired		83,264
Customer relationships	10 years	23,300
Trademark and trade name	10 years	2,000
Goodwill		17,336

Total estimated purchase price		$125,900

Intangible Assets Subject to Amortization

Of the total estimated purchase price, $83.3 million has been allocated to net tangible assets acquired, $17.3 million has been allocated to goodwill, and $25.3 million has been allocated to identifiable intangible assets acquired. The identified intangible assets consist of $23.3 million assigned to customer relationships and $2.0 million assigned to trademark and trade name. UEI expects to amortize the fair value of Enson’s customer relationships on a straight-line basis over an estimated life of 10 years. UEI expects to amortize the value of Enson’s trademark and trade name on a straight-line basis over an estimated life of 10 years. The customer relationships and trademark and trade name amortization will not be deductible for tax purposes.

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

We have cross-licensed the remote control technology and intellectual property with Maxim Integrated Products for the purpose of conducting our respective businesses. The arrangement involves an agreement to source silicon chips from Maxim. In addition, during 2009 we agreed to be Maxim’s exclusive sales agent, selling the Zilog designs to Zilog’s former customers, in return for a sales agency fee. The sales agency fee during the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $4.1 million, and $4.4 million, respectively. During 2011, we continued to slowly transition from the Zilog chip platform to the Maxim chip platform. As we progressively take over full

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

sales and distribution rights, procuring and selling the chips directly to Zilog’s former customers, the revenue recognized as a result of the agreement with Maxim continues to decrease. Our consolidated financial statements include the operating results of the acquired assets, employees hired, and the related agreement with Maxim from February 18, 2009.

The total purchase price of approximately $9.5 million has been allocated to the net assets acquired based on their estimated fair values as follow:

(In thousands)
	Weighted Average Estimated Lives	Fair Value
Intangible assets:
Database	15 years	$3,500
Customer relationships	15 years	3,100
Goodwill		2,902
Property, plant, and equipment		44

Purchase price		$9,546

Intangible Assets Subject to Amortization

Of the total purchase price, approximately $6.6 million was allocated to identifiable intangible assets subject to amortization including the database and customer relationships. We are amortizing the database on a straight-line basis over an estimated useful life of approximately 15 years. We are amortizing the customer relationships intangible on a straight-line basis over an estimated useful life of approximately 15 years. The database and customer relationships amortization will not be deductible for tax purposes.

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

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Pro forma Results (Unaudited)

The following unaudited pro forma financial information presents the combined results of our operations and the operations of Enson and Zilog as if these acquisitions occurred January 1, 2009.

Pro forma results were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Revenue:	$458,492	$409,475
Net income:	$31,686	$21,230
Basic and diluted net income per share:
Basic	$2.30	$1.40
Diluted	$2.25	$1.38

The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of the date presented, and should not be taken as a projection of the future consolidated results of our operations.

Enson Adjustments

Enson adjustments to reduce net income of $2.6 million for the year ended December 31, 2010, have been made to the combined results of operations. The $2.6 million reduction to net income reflects interest on the term loan, amortization of acquired intangible assets, amortization and depreciation of the fair value adjustments to prepaid land and property, plant, and equipment that would have occurred had the acquisition date been January 1, 2009.

Enson adjustments to reduce net income of $5.4 million for the year ended December 31, 2009, have been made to the combined results of operations. The $5.4 million reduction to net income primarily reflects acquisition costs, interest on the term loan and line of credit, amortization of acquired intangible assets, amortization and depreciation of the fair value adjustments to prepaid land and property, plant, and equipment that would have occurred had the acquisition date been January 1, 2009.

All adjustments have been made net of their related tax effects.

Zilog Adjustments

Zilog adjustments netting $0.7 million for the year ended December 31, 2009 have been made to the combined results of operations, primarily reflecting acquisition costs, net sales, salary costs and the amortization of purchased intangible assets that would have occurred had the acquisition date been January 1, 2009.

All adjustments have been made net of their related tax effects.

UNIVERSAL ELECTRONICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Note 22 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2011 and 2010, are presented below:

	2011
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$105,712	$121,746	$123,527	$117,645
Gross profit	27,579	34,944	34,178	33,360
Operating income	2,535	8,310	9,465	6,266
Net income	1,827	6,121	7,084	4,914
Earnings per share (1):
Basic	$0.12	$0.41	$0.48	$0.33

Diluted	$0.12	$0.40	$0.47	$0.33

Shares used in computing earnings per share:
Basic	14,976	15,025	14,887	14,763

Diluted	15,383	15,407	15,147	14,919

	2010
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$71,376	$78,892	$79,007	$102,505
Gross profit	22,064	27,425	25,718	28,642
Operating income	2,687	7,316	6,566	4,732
Net income	1,836	4,777	4,702	3,766
Earnings per share (1):
Basic	$0.13	$0.35	$0.35	$0.26

Diluted	$0.13	$0.34	$0.34	$0.26

Shares used in computing earnings per share:
Basic	13,700	13,601	13,417	14,344

Diluted	14,093	13,929	13,671	14,737

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls or in other factors that may significantly affect our internal controls during 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Universal Electronics Inc.

We have audited Universal Electronics Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Electronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Universal Electronics Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Electronics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Electronics Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Irvine, California

March 14, 2012

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption “SEC Filings” on the Investor page.

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

Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2011:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,377,492	$19.99	858,673

Equity compensation plans not approved by security holders	326,197	17.11	9,251

Total	1,703,689	$19.99	867,924

See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16” for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

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

(a)(3) List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:

See EXHIBIT INDEX at page 84 of Form 10-K.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cypress, State of California on the 14th day of March, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of March, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

NAME & TITLE	SIGNATURE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil

William C. Mulligan Director	/s/ William C. Mulligan

J. C. Sparkman Director	/s/ J.C. Sparkman

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton

Carl E. Vogel Director	/s/ Carl E. Vogel

Edward K. Zinser Director	/s/ Edward K. Zinser

EXHIBIT INDEX

Exhibit Number	Document Description

2.1	Asset Purchase Agreement dated as of February 17, 2009 by and among Zilog, Inc., Zilog India Electronics Pvt Ltd, Maxim Integrated Products, Inc., UEI Cayman Inc., Universal Electronics Inc., and UEI Electronics Private Limited (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009 (File No. 0-12044))

2.2	Stock Purchase Agreement dated as of November 3, 2010, among Universal Electronics Inc., UEI Hong Kong Private Limited and CG International Holdings Limited** (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010 (File No. 0-12044))

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.2	Amended and Restated By-laws of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

4.1	Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044))

*10.1	Form of Universal Electronics Inc. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Form S-1 Registration filed on or about January 21, 1993 (File No. 33-56358))

*10.2	Form of Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Materials for the 1995 Annual Meeting of Stockholders of Universal Electronics Inc. filed on May 1, 1995 (File No. 0-21044))

*10.3	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.4	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain non-affiliated directors used in connection with options granted to the non-affiliated directors pursuant to the Universal Electronics Inc. 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 28, 1997 (File No. 0-21044))

*10.5	Form of Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.6	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

Exhibit Number	Document Description

*10.7	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.8	Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.9	Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.10	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan(Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.11	Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.12	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.13	Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.14	Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.15	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.16	Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.17	Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.18	Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

Exhibit Number	Document Description

*10.19	Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.20	Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.21	Form of Universal Electronics Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044)

10.22	Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.23	Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.24	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.25	Credit Agreement dated December 23, 2009 between U.S. Bank National Association and Universal Electronics Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010 (File No. 02-21044))

10.26	Revolving Note dated December 23, 2009 from Universal Electronics Inc. to U.S. Bank National Association ((incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010 (File No. 02-21044))

10.27	Amended and Restated Credit Agreement dated as of November 1, 2010 between Universal Electronics Inc. and U.S. Bank National Association ((incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

10.28	Revolving Note dated November 1, 2010 between Universal Electronics Inc. and U.S. Bank National Association ((incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

10.29	Term Note dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association ((incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

10.30	Pledge Agreement dated November 1, 2010 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association ((incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

10.31	Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association ((incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

*10.32	Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 30, 2010 (File No. 02-21044))

Exhibit Number	Document Description

*10.33	Form of Option Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.34	Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

10.35	First Amendment to Amended and Restated Credit Agreement dated October 26, 2011 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

10.36	Acknowledgment and Agreement of Pledgor dated October 26, 2011 from UEI Hong Kong Private Limited (filed herewith)

10.37	Second Amendment to Amended and Restated Credit Agreement dated March 2, 2012 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.
**	Attachments to the Purchase Agreement, identified on Exhibit 2.2, have been omitted as permitted by Item 601(b)(2) of Regulation S-K. UEI hereby undertakes to furnish supplementally to the Securities and Exchange Commission a copy of any omitted attachment upon request.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.