Form 10-Q
period 2012-03-31
UNIVERSAL ELECTRONICS INC
filed 2012-05-09
CIK 101984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,931,793 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 1, 2012.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,312	$29,372
Accounts receivable, net	73,817	82,184
Inventories, net	85,131	90,904
Prepaid expenses and other current assets	3,892	3,045
Deferred income taxes	6,502	6,558

Total current assets	193,654	212,063
Property, plant, and equipment, net	78,990	80,449
Goodwill	30,882	30,820
Intangible assets, net	32,005	32,814
Other assets	5,225	5,350
Deferred income taxes	8,085	7,992

Total assets	$348,841	$369,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,224	$55,430
Line of credit	2,000	2,000
Notes payable	12,200	14,400
Accrued sales discounts, rebates and royalties	5,314	6,544
Accrued income taxes	3,388	5,707
Accrued compensation	29,111	29,204
Deferred income taxes	61	50
Other accrued expenses	9,481	13,967

Total current liabilities	101,779	127,302
Long-term liabilities:
Deferred income taxes	11,206	11,056
Income tax payable	1,136	1,136
Other long-term liabilities	3	5

Total liabilities	114,124	139,499

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,263,655 and 21,142,915 shares issued on March 31, 2012 and December 31, 2011, respectively	213	211
Paid-in capital	176,069	173,701
Accumulated other comprehensive income	1,866	938
Retained earnings	155,648	154,016

	333,796	328,866
Less cost of common stock in treasury, 6,362,796 and 6,353,035 shares on March 31, 2012 and December 31, 2011, respectively	(99,079)	(98,877)

Total stockholders’ equity	234,717	229,989

Total liabilities and stockholders’ equity	$348,841	$369,488

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$103,732	$105,712
Cost of sales	75,405	78,133

Gross profit	28,327	27,579
Research and development expenses	3,463	3,257
Selling, general and administrative expenses	22,552	21,787

Operating income	2,312	2,535
Interest expense, net	(37)	(85)
Other expense, net	(324)	(34)

Income before provision for income taxes	1,951	2,416
Provision for income taxes	(319)	(589)

Net income	$1,632	$1,827

Earnings per share:
Basic	$0.11	$0.12

Diluted	$0.11	$0.12

Shares used in computing earnings per share:
Basic	14,871	14,976

Diluted	15,108	15,383

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$1,632	$1,827
Other comprehensive income:
Change in foreign currency translation adjustment	928	2,699

Comprehensive income	$2,560	$4,526

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash (used for) provided by operating activities:
Net income	$1,632	$1,827
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	4,260	4,309
Provision for doubtful accounts	(17)	6
Provision for inventory write-downs	894	882
Deferred income taxes	124	124
Tax benefit from exercise of stock options and vested restricted stock	8	34
Excess tax benefit from stock-based compensation	(30)	(158)
Shares issued for employee benefit plan	121	156
Stock-based compensation	1,197	1,032
Changes in operating assets and liabilities:
Accounts receivable	8,934	10,559
Inventories	5,387	1,129
Prepaid expenses and other assets	(681)	(83)
Accounts payable and accrued expenses	(21,511)	(15,739)
Accrued income taxes	(2,343)	(3,930)

Net cash (used for) provided by operating activities	(2,025)	148

Cash used for investing activities:
Acquisition of property, plant, and equipment	(1,712)	(2,338)
Acquisition of intangible assets	(216)	(283)

Net cash used for investing activities	(1,928)	(2,621)

Cash used for financing activities:
Issuance of debt	5,000	—
Payment of debt	(7,200)	(7,200)
Proceeds from stock options exercised	1,151	101
Treasury stock purchased	(309)	(371)
Excess tax benefit from stock-based compensation	30	158

Net cash used for financing activities	(1,328)	(7,312)

Effect of exchange rate changes on cash	221	624

Net decrease in cash and cash equivalents	(5,060)	(9,161)
Cash and cash equivalents at beginning of period	29,372	54,249

Cash and cash equivalents at end of period	$24,312	$45,088

Supplemental Cash Flow Information — We had income tax payments of $1.1 million and $4.7 million during the three months ended March 31, 2012 and 2011, respectively. We had interest payments of $0.1 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively.

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its wholly-owned subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, the terms “Company,” “we,” “us,” and “our” refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.

Our results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our significant accounting policies.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) did not issue any Accounting Standards Update (“ASU”) during the first quarter of 2012.

Recently Adopted Accounting Pronouncements

During June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this ASU beginning January 1, 2012.

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

Note 2: Cash and Cash Equivalents

Our cash and cash equivalents that were accounted for at fair value on a recurring basis on March 31, 2012 and December 31, 2011 were the following:

	March 31, 2012				December 31, 2011
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$24,312	$—	$—	$24,312	$29,372	$—	$—	$29,372

On March 31, 2012, we had approximately $2.0 million, $3.4 million, $15.6 million, $0.2 million and $3.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively.

On December 31, 2011, we had approximately $4.1 million, $7.6 million, $16.5 million, $0.1 million, and $1.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.

See Note 2 under the caption Cash and Cash Equivalents in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 3: Accounts Receivable, Net and Revenue Concentrations

Accounts receivable, net consisted of the following on March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011
Trade receivables, gross	$74,270	$82,305
Allowance for doubtful accounts	(1,008)	(1,021)
Allowance for sales returns	(786)	(981)

Trade receivables, net	72,476	80,303
Other receivables	1,341	1,881

Accounts receivable, net	$73,817	$82,184

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts during the three months ended March 31, 2012 and 2011 were the following:

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	Write-offs/ FX Effects	Balance at End of Period
Valuation account for trade receivables
Three months ended March 31, 2012	$1,021	$(17)	$4	$1,008
Three months ended March 31, 2011	$878	$6	$(16)	$868

Sales Returns

The allowance for sales returns balance at March 31, 2012 and December 31, 2011 contained reserves for items returned prior to year-end, but were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.5 million and $0.7 million on March 31, 2012 and December 31, 2011, respectively. The value of these returned goods was included in our inventory balance at March 31, 2012 and December 31, 2011.

Significant Customers

During the three months ended March 31, 2012, we had net sales to one significant customer, that when combined with its sub-contractors, totaled more than 10% of our net sales. During the three months ended March 31, 2011, we had net sales to one significant customer, that when combined with its sub-contractors, totaled more than 10% of our net sales as follows:

	Three Months Ended March 31,
	2012		2011
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$16,211	15.6%	—	—
Sony	—	—	$14,959	14.2%

Trade receivables with these customers were the following on March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
DIRECTV	$7,074	9.6%	—	—
Sony	—	—	$7,064	8.6%

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

Note 4: Inventories, Net and Significant Suppliers

Inventories, net consisted of the following on March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011
Raw materials	$15,207	$17,014
Components	22,227	21,819
Work in process	1,749	1,071
Finished goods	49,176	54,447
Reserve for excess and obsolete inventory	(3,228)	(3,447)

Inventories, net	$85,131	$90,904

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory during the three months ended March 31, 2012 and 2011 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/ FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Three Months Ended March 31, 2012	$3,447	$718	$(354)	$(583)	$3,228
Three Months Ended March 31, 2011	$2,135	$788	$(311)	$(340)	$2,272

(1)

The additions charged to costs and expenses does not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

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

Significant Suppliers

We purchase integrated circuits, used principally in our wireless control products, primarily from Samsung. The total purchased from Samsung was greater than 10% of our total inventory purchases for the three months ended March 31, 2012. In addition, our purchases from Samjin, a component and finished good supplier, amounted to greater than 10% of our total inventory purchases for the three months ended March 31, 2012. Our purchases from Samsung and Computime each amounted to greater than 10% of our total inventory purchases for the three months ended March 31, 2011.

During the three months ended March 31, 2012 and 2011, the amounts purchased from these three suppliers were the following:

	Three Months Ended March 31,
	2012		2011
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	$5,216	10.3%	$6,636	11.8%
Computime	—	—	5,691	10.1
Samjin	6,150	12.2	—	—

The total accounts payable to each of these suppliers on March 31, 2012 and December 31, 2011 were the following:

	March 31, 2012		December 31, 2011
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Samsung	$937	2.3%	$1,725	3.1%
Computime	—	—	1,431	2.6
Samjin	4,392	10.9	—	—

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

Related Party Vendor

We purchase certain printed circuit board assemblies (“PCBAs”) from a related party vendor. The vendor is considered a related party for financial reporting purposes because the Senior Vice President of Manufacturing of Enson Assets Limited (“Enson”) owns 40% of this vendor. Our purchases from this vendor for the three months ended March 31, 2012 totaled approximately $1.4 million or 2.7% of total inventory purchases. Our purchases from this vendor for the three months ended March 31, 2011 totaled $1.7 million or 3.0% of total inventory purchases. Payable amounts outstanding to this vendor were approximately $1.0 million and $1.9 million on March 31, 2012 and December 31, 2011, respectively. Our payment terms and pricing with this vendor are consistent with the terms offered by other vendors in the ordinary course of business. The accounting policies that we apply to our transactions with our related party are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party vendor to ensure these purchases remain consistent with our business objectives.

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

The goodwill balance on March 31, 2012 and the changes in the carrying amount of goodwill during the three months ended March 31, 2012 were the following:

(in thousands)
Balance at December 31, 2011	$30,820
Goodwill adjustment (1)	62

Balance at March 31, 2012	$30,882

(1)	The adjustment, which relates to international goodwill, was the result of fluctuations in the foreign currency exchange rates used to translate the balances into U.S. dollars.

Please see Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.

Intangible Assets, Net

The components of intangible assets, net on March 31, 2012 and December 31, 2011 were the following:

	March 31, 2012			December 31, 2011
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$383	$(51)	$332	$372	$(50)	$322
Patents (10 years)	7,772	(3,591)	4,181	9,488	(5,306)	4,182
Trademarks and trade names (10 years)	2,837	(913)	1,924	2,837	(821)	2,016
Developed and core technology (5-15 years)	3,500	(729)	2,771	3,500	(671)	2,829
Capitalized software development costs (1-2 years)	1,050	(681)	369	1,515	(1,108)	407
Customer relationships (10-15 years)	26,370	(3,942)	22,428	26,367	(3,309)	23,058

Total carrying amount	$41,912	$(9,907)	$32,005	$44,079	$(11,265)	$32,814

(1)	This table excludes fully amortized intangible assets of $10.5 million and $8.1 million on March 31, 2012 and December 31, 2011, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption for the three months ended March 31, 2012 and 2011 is the following:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cost of sales	$81	$131
Selling, general and administrative	958	941

Total amortization expense	$1,039	$1,072

Estimated future amortization expense related to our intangible assets, net at March 31, 2012, is the following:

(In thousands)
2012 (remaining 9 months)	$3,136
2013	4,013
2014	3,864
2015	3,794
2016	3,758
Thereafter	13,440

Total	$32,005

Intangibles Measured at Fair Value on a Nonrecurring Basis

We did not record any material impairment charges related to our intangible assets during the three months ended March 31, 2012. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 were composed of the following:

		Fair Value Measurement Using
(In thousands) Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Patents, trademarks and trade names	$6,105	$—	$—	$6,105	$—

We disposed of eight patents with an immaterial aggregate carrying amount during the three months ended March 31, 2012. We disposed of one patent and 10 trademarks with an aggregate carrying amount of $1 thousand resulting in impairment charges of $1 thousand during the three months ended March 31, 2011.

See Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.

Note 6: Notes Payable and Line of Credit

Notes payable and line of credit on March 31, 2012 and December 31, 2011 were composed of the following:

	Amount Outstanding
(In thousands)	March 31, 2012	December 31, 2011
U.S. Bank Term Loan Facility(1)	$12,200	$14,400
U.S. Bank Revolving Credit Line(2)	2,000	2,000

Total debt	$14,200	$16,400

(1)

Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On March 31, 2012, the 1-month LIBOR plus the fixed margin was approximately 1.7% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, the Company must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.

(2)

Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At March 31, 2012, the 1-month LIBOR plus the fixed margin was approximately 2.0% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

Our total interest expense on borrowings was $0.1 million during each of the three months ended March 31, 2012 and 2011.

Note 7: Income Taxes

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $0.3 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate was 16.4% and 24.4% during the three months ended March 31, 2012 and 2011, respectively. The decline in our effective tax rate is due to the reversal of unrecognized tax benefits originally recorded in 2008 and 2009 which amounted to $0.2 million.

On March 31, 2012, we had gross unrecognized tax benefits of approximately $5.4 million, including interest and penalties, of which approximately $4.8 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million on March 31, 2012 and December 31, 2011 are included in our unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On March 31, 2012, the open statutes of limitations in our significant tax jurisdictions are as follows: federal 2008 through 2011, state 2007 through 2011, and non-U.S. 2005 through 2011. On March 31, 2012, our gross unrecognized tax benefits of $5.4 million, which included $0.2 million of interest, are classified as long term because we do not anticipate the payment of cash related to those unrecognized tax benefits within one year.

See Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 8: Accrued Compensation

The components of accrued compensation on March 31, 2012 and December 31, 2011 are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Accrued social insurance(1)	$19,956	$20,027
Accrued salary/wages	4,482	4,084
Accrued vacation/holiday	2,226	1,943
Accrued bonus(2)	615	1,140
Accrued commission	143	461
Accrued medical insurance claims	388	300
Other accrued compensation	1,301	1,249

Total accrued compensation	$29,111	$29,204

(1)

Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the People’s Republic of China (“PRC”). This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is composed of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2012 and December 31, 2011.

(2)

Accrued bonus contains an accrual for an extra month of salary (“13th month salary”) to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31 of each year. The total accrued for the 13th month salary is $0.2 million and $0.4 million on March 31, 2012 and December 31, 2011, respectively. The remaining accrued bonus for 2012 is the estimated amount that will be paid to non-executive and executive level employees. Executive management was not paid bonuses related to the year ended December 31, 2011.

Note 9: Other Accrued Expenses

The components of other accrued expenses on March 31, 2012 and December 31, 2011 are as follows:

(In thousands)	March 31, 2012	December 31, 2011
Amount due to CG International Holdings Limited (1)	$2,138	$5,138
Freight	1,899	2,220
Professional fees	885	992
Tooling (2)	661	459
Duties	453	667
Advertising and marketing	405	415
Utilities	319	327
Third-party commissions	288	401
Property, plant, and equipment (3)	103	30
Interest	65	81
Sales taxes and VAT	174	710
Other	2,091	2,527

Total other accrued expenses	$9,481	$13,967

(1)

We made an additional payment of $1.0 million to CG International Holdings Limited during April 2012 related to the $5.0 million holdback that was originally recorded as of the acquisition date. See Note 21 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding our acquisition of Enson.

(2)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
(3)	The property, plant and equipment accrual balance relates to amounts capitalized within property, plant, and equipment, net.

Note 10: Commitments and Contingencies

Indemnifications

We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware and we have entered into Indemnification Agreements with each of our directors and officers. In addition, we insure our individual directors and officers against certain claims and attorney’s fees and related expenses incurred in connection with the defense of such claims. The amounts and types of coverage may vary from period to period as dictated by market conditions. Management is not aware of any matters that require indemnification of its directors or officers.

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

Product Warranties

Changes in the liability for product warranty claim costs are presented below:

(In thousands) Description	Balance at Beginning of Period	Accruals (Reductions) for Warranties Issued During the Period	Settlements (in Cash or in Kind) During the Period	Balance at End of Period
Three Months Ended March 31, 2012	$6	—	—	$6
Three Months Ended March 31, 2011	$71	$(27)	$3	$47

Litigation

On July 15, 2011, we filed a lawsuit against Logitech, Inc., Logitech International S.A. and Logitech Europe S.A. in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies are infringing seventeen of our patents related to remote control technology. We have alleged that this complaint relates to multiple Logitech remote control products, including the Harmony H300, H650, H700, H900, One, H1100, Logitech Revue (for Google TV), Harmony remote apps for iOS and Android platforms, and other applications and/or programming for touch screen mobile devices. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of the Logitech companies’ actions, injunctive relief to enjoin the Logitech companies from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. In its answer, filed on November 3, 2011, the Logitech companies generally denied all of our allegations of infringement and counterclaimed that we are infringing five of their patents. On November 24, 2011, we answered the Logitech companies’ counterclaims, generally denying all of their allegations of infringement, and we are vigorously defending ourselves against these counterclaims.

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. (“URC”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC is infringing, directly and indirectly, four of our patents related to remote control technology. We have alleged that this complaint relates to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of URC’s actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. URC has not yet answered our complaint.

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

Non-Qualified Deferred Compensation Plan

We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. On March 31, 2012 and December 31, 2011, the amounts deferred under the plan were immaterial to our financial statements.

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on March 31, 2012 and December 31, 2011 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At March 31, 2012, approximately 41 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at March 31, 2012 and December 31, 2011 for the India Plan is not material. During the three months ended March 31, 2012 and 2011, the net periodic benefit costs were also not material.

Note 11: Treasury Stock

During the three months ended March 31, 2012 and 2011, we repurchased 17,261 and 13,222 shares of our common stock at a cost of $0.3 million and $0.4 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the three months ended March 31, 2012 and 2011, we issued 7,500 and 7,500 shares, respectively, to outside directors for services performed (see Note 13).

On February 11, 2010, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our issued and outstanding common stock. As of March 31, 2012, we have repurchased 947,351 shares of our common stock under this authorization, leaving 52,649 shares available for repurchase.

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

Foreign Operations

Our net sales to external customers by geographic area for the three months ended March 31, 2012 and 2011 were the following:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net sales:
United States	$34,170	$30,510
International:
People’s Republic of China	15,211	23,566
Argentina	2,243	743
Australia	307	224
Brazil	3,890	495
Canada	3,344	2,558
France	594	853
Germany	1,848	1,660
Israel	587	810
Italy	420	756
Japan	9,055	10,594
Korea	2,724	3,429
Malaysia	3,343	5,014
Netherlands	952	222
Portugal	301	101
Singapore	2,506	4,580
South Africa	799	623
Spain	840	1,085
Taiwan	3,389	5,063
Thailand	5,766	2,476
United Kingdom	4,778	5,919
All other	6,665	4,431

Total international	69,562	75,202

Total net sales	$103,732	$105,712

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to individual countries.

Long-lived asset information is the following:

(In thousands)	March 31, 2012	December 31, 2011
Long-lived tangible assets:
United States	$3,556	$3,530
People’s Republic of China	76,892	78,466
All other countries	3,767	3,803

Total	$84,215	$85,799

Note 13: Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the three months ended March 31, 2012 and 2011 is the following:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cost of sales	$—	$9
Research and development	70	92
Selling, general and administrative	1,127	931

Stock-based compensation expense before income taxes	$1,197	$1,032

Selling, general and administrative expense also includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.01 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Selling, general and administrative expense includes stock-based compensation related to restricted stock awards granted to outside directors of $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

The income tax benefit from the recognition of stock-based compensation for each of the three months ended March 31, 2012 and 2011 was $0.4 million.

Stock Options

During the three months ended March 31, 2012, the Compensation Committee and Board of Directors granted 148,200 stock options to our Named Executive Officers with an aggregate grant date fair value of $1.4 million under various stock incentive plans. The stock options granted consisted of the following:

(In thousands, except share amounts)
Stock Option Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
February 8, 2012	148,200	$1,430	3-Year Vesting Period (8.33% each quarter)

	148,200	$1,430

During the quarter ended March 31, 2012 we recognized $0.1 million of pre-tax stock-based compensation expense related to our 2012 stock option grants.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended March 31,
	2012	2011
Weighted average fair value of grants(1)	$9.65	$12.78
Risk-free interest rate	0.86%	2.04%
Expected volatility	55.25%	52.04%
Expected life in years	5.14	5.04

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

Stock option activity during the three months ended March 31, 2012 was the following:

	Number of Options (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value $ (thousands)
Outstanding on December 31, 2011	1,502	$19.53
Granted	148	20.09
Exercised	(73)	15.80		$179
Forfeited/cancelled/expired	(13)	16.17

Outstanding on March 31, 2012	1,564	$19.79	5.30	$4,195

Vested and expected to vest on March 31, 2012	1,557	$19.77	5.29	$4,192
Exercisable on March 31, 2012	1,193	$19.02	4.22	$3,956

The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on March 31, 2012. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the first quarter of 2012 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011, was $0.2 million and $0.1 million, respectively.

At March 31, 2012, there was $3.3 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.2 years.

Restricted Stock

During the three months ended March 31, 2012, the Compensation Committee and Board of Directors granted 71,300 restricted stock awards to our Named Executive Officers with an aggregate grant date fair value of $1.4 million under the 2010 Stock Incentive Plan. The restricted stock awards consisted of the following:

(In thousands, except share amounts)
Restricted Stock Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
February 8, 2012	71,300	$1,432	3-Year Vesting Period (8.33% each quarter)

	71,300	$1,432

During the three months ended March 31, 2012, we recognized $0.1 million of pre-tax stock-based compensation expense related to our 2012 restricted stock award grants.

Non-vested restricted stock award activity during the three months ended March 31, 2012 (including restricted stock issued to directors as described in Note 11) was the following:

	Shares Granted (thousands)	Weighted- Average Grant Date Fair Value
Non-vested on December 31, 2011	205	$24.43
Granted	71	20.09
Vested	(37)	22.31
Forfeited	(3)	21.16

Non-vested on March 31, 2012	236	$23.49

At March 31, 2012, we expect to recognize $4.9 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 2.2 years.

See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 14: Other Expense, Net

The components of other expense, net for the three months ended March 31, 2012 and 2011 are the following:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net gain on foreign currency exchange contracts(1)	$40	$339
Net loss on foreign currency exchange transactions	(449)	(726)
Other income	85	353

Other expense, net	$(324)	$(34)

(1)	This represents the losses incurred on foreign currency hedging derivatives (see Note 16 for further details).

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

In the computation of diluted earnings per common share for the three months ended March 31, 2012 and 2011, we have excluded 707,023 and 378,232 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended March 31, 2012 and 2011, we have excluded 156,542 and 1,476 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2012	2011
BASIC
Net income	$1,632	$1,827

Weighted-average common shares outstanding	14,871	14,976

Basic earnings per share	$0.11	$0.12

DILUTED
Net income	$1,632	$1,827

Weighted-average common shares outstanding for basic	14,871	14,976
Dilutive effect of stock options and restricted stock	237	407

Weighted-average common shares outstanding on a diluted basis	15,108	15,383

Diluted earnings per share	$0.11	$0.12

Note 16: Derivatives

Derivatives Measured at Fair Value on a Recurring Basis

We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Argentine Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange rate fluctuations may have on our foreign currency denominated receivables, payables, cash flows and reported income. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.

The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other expense, net. Derivatives are recorded on the balance sheet at fair value. The estimated fair values of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

We have determined that the fair value of our derivatives is derived from level 2 inputs in the fair value hierarchy. See Note 2 under the captions Derivatives and Fair-Value Measurements in our Annual Report on Form 10-K for further information concerning the accounting principles and valuation methodology utilized.

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis on March 31, 2012:

		Fair Value Measurement Using
(In thousands) Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency exchange futures contracts	$85	$—	$85	$—

	$85	$—	$85	$—

We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $0.04 million and a net pre-tax gain of $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Futures Contracts

We held one USD/Euro futures contract with a notional value of $6.0 million and a forward rate of $1.3148 USD/Euro at March 31, 2012. We held the Euro position on this contract, which settled on April 20, 2012. The gain on this contract as of March 31, 2012 was $85 thousand and is included in prepaid expenses and other current assets. This contract was settled at a loss of $30 thousand resulting in a loss of $115 thousand in April 2012.

We held one USD/Chinese Yuan Renminbi futures contract with a notional value of $10.0 million and a forward rate of CNY 6.353 CNY/USD at December 31, 2011. We held the USD position on this contract, which settled on January 13, 2012. The gain on this contract as of December 31, 2011 was $46 thousand and is included in prepaid expenses and other current assets. This contract was settled at a gain of $59 thousand resulting in a gain of $13 thousand in January 2012.

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

Overview

We develop and manufacture a broad line of pre-programmed universal wireless control products, and audio-video accessories that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include OEMs, subscription broadcasters, international retailers, custom installers, North American retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products. We believe that our universal remote control database contains device codes that are capable of controlling virtually all IR controlled TVs, DVD players, cable converters, CD players, audio components and satellite receivers, as well as most other infrared remote controlled devices worldwide.

Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 636,100 individual device functions and over 4,500 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.

We operate as one business segment. We have 24 international subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People’s Republic of China (4) and the United Kingdom.

To recap our results for the three months ended March 31, 2012:

•	Our net sales decreased 1.9% from $105.7 million for the three months ended March 31, 2011 to $103.7 million for the three months ended March 31, 2012.

•

Our operating income for the first three months of 2012 decreased 8.8% to $2.3 million from $2.5 million in the first three months of 2011. Our operating margin percentage decreased from 2.4% in the first three month of 2011 to 2.2% in the first three months of 2012. Our gross margin percentage improved from 26.1% in the first three months of 2011 to 27.3% in the first three months of 2012. This improvement is due primarily to the fact that we experienced a temporal shortage of labor at our factories in China in the first quarter of 2011 which resulted in manufacturing inefficiencies as well as fewer units produced internally versus by third party manufacturers. This issue was rectified in the second quarter of 2011 and has subsequently not been an issue. The increase in our gross margin rate was offset by an increase in operating expenses. Operating expenses, as a percent of sales, increased from 23.7% in the first quarter of 2011 to 25.1% in the first quarter of 2012. The increase in operating expenses is due primarily to severance costs incurred as we continue to restructure our organization as a result of our acquisition of Enson, as well as increased third party legal fees. We are currently involved in litigation related to protecting our intellectual property, notably the Logitech lawsuit (see Note 10 contained in the “Notes to the Consolidated Financial Statements”).

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Results of Operations

Our results of operations as a percentage of net sales for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Net sales	100.0%	100.0%
Cost of sales	72.7	73.9

Gross profit	27.3	26.1
Research and development expenses	3.3	3.1
Selling, general and administrative expenses	21.8	20.6

Operating expenses	25.1	23.7
Operating income	2.2	2.4
Interest expense, net	(0.0)	(0.1)
Other expense, net	(0.3)	(0.0)

Income before provision for income taxes	1.9	2.3
Provision for income taxes	(0.3)	(0.6)

Net income	1.6%	1.7%

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011:

Net sales by our Business and Consumer lines for the three months ended March 31, 2012 and 2011 were the following:

	2012		2011
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$92.4	89.1%	$95.3	90.2%
Consumer	11.3	10.9	10.4	9.8

Total net sales	$103.7	100.0%	$105.7	100.0%

Overview

Net sales for the first quarter of 2012 were $103.7 million, a decrease of 1.9% compared to $105.7 million for the first quarter of 2011. Net income for the first quarter of 2012 was $1.6 million or $0.11 per diluted share compared to $1.8 million or $0.12 per diluted share for the first quarter of 2011.

Consolidated

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 89% of net sales in the first three months of 2012 compared to approximately 90% in the first three quarters of 2011. Net sales in our business lines for the three months ended March 31, 2012 decreased by approximately 3% to $92.4 million from $95.3 million in the first three months of 2011. Net sales in subscription broadcasting have remained strong in North America as well as EMEA and have grown significantly, on a percentage basis, in Latin America, specifically Brazil. Offsetting the growth in subscription broadcasting is a decrease in net sales within the consumer electronics channel. The prolonged sluggish global economy has had an adverse effect on television sales, which, in turn, directly affects our sales into the consumer electronics channel.

Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 11% of net sales for the first three months of 2012 compared to approximately 10% for the first three months of 2011. Net sales in our Consumer lines during the first three months of 2012 increased by 9% to $11.3 million from $10.4 million during the same period in 2011. International retail sales increased from $9.6 million in the first three months of 2011 to $10.7 million during the first three months of 2012 due primarily to increased sales in Latin America. Partially offsetting these increases was a $0.2 million decrease in North American retail sales, from $0.7 million to $0.5 million.

Gross profit for the first three months of 2012 was $28.3 million compared to $27.6 million during the first three months of 2011. Gross profit as a percent of sales increased to 27.3% during the first three months of 2012 from 26.1% during the first three months of 2011. The improvement in our gross margin percentage is due primarily to the fact that we experienced a temporal shortage of labor at our factories in China in the first quarter of 2011 which resulted in manufacturing inefficiencies as well as fewer units produced internally versus by third party manufacturers. This issue was rectified in the second quarter of 2011 and has subsequently not been an issue.

Research and development expenses increased 6.3% from $3.3 million during the first quarter of 2011 to $3.5 million during the first quarter of 2012. The increase is primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new products and technologies.

Selling, general and administrative (“SG&A”) expenses increased 3.5% from $21.8 million during the first quarter of 2011 to $22.6 million during the first quarter of 2012. SG&A expenses increased by $0.4 million for severance costs incurred as we continue to restructure our organization as a result of our acquisition of Enson. Our Brazilian entity was fully staffed and operational in the first quarter of 2012 which resulted in an increase in SG&A expenses of $0.3 million compared to the first quarter of 2011. In addition, legal expenses increased by $0.4 million as a result of litigation related to protecting our intellectual property. Partially offsetting these increases is a $0.3 million favorable currency effect due to the Euro weakening compared to the U.S. Dollar.

Net interest expense was $37 thousand during the first quarter of 2012 compared to $85 thousand during the first quarter of 2011.

Net other expense was $0.3 million during the first quarter of 2012 compared to net $34 thousand during the first quarter of 2011, which was driven by foreign currency losses.

Income tax expense was $0.3 million during the first quarter of 2012 compared to $0.6 million during the first quarter of 2011. Our effective tax rate was 16.4% for the first quarter of 2012 compared to 24.4% for the first quarter of 2011. The decrease in our effective tax rate is due to the reversal of unrecognized tax benefits originally recorded in 2008 and 2009 which amounted to $0.2 million.

Liquidity and Capital Resources

Sources and Uses of Cash:

(In thousands)	Three months ended March 31, 2012	Increase/(Decrease) in cash	Three months ended March 31, 2011
Net cash (used for) provided by operating activities	$(2,025)	$(2,173)	$148
Net cash used for investing activities	(1,928)	693	(2,621)
Net cash used for financing activities	(1,328)	5,984	(7,312)
Effect of exchange rate changes on cash	221	(403)	624

(In thousands)	March 31, 2012	Increase/(Decrease)	December 31, 2011
Cash and cash equivalents	$24,312	$(5,060)	$29,372
Working capital	91,875	7,114	84,761

Net cash (used for) provided by operating activities decreased by $2.1 million from cash inflows of $0.1 million during the first three months of 2011 to cash outflows of $2.0 million during the first three months of 2012. During the first quarter of 2012, we paid $3.0 million of the $5.0 million holdback amount to CG International Holdings Limited relating to the acquisition of Enson. Other than this payment, working capital requirements in total remained relatively consistent with the prior year.

Net cash used for investing activities decreased by $0.7 million from $2.6 million during the first three months of 2011 to $1.9 million during the first three months of 2012. Cash outflows to purchase property, plant and equipment were $2.3 million for the three months ended March 31, 2011 compared to cash outflows of $1.7 million recorded during the three months ended March 31, 2012. The decrease in property, plant and equipment purchases is due to the completion of the capacity expansion at the Yang Zhou factory during 2011.

Net cash used for financing activities decreased by $6.0 million from cash outflows of $7.3 million during the first three months of 2011 to cash outflows of $1.3 million during the first three months of 2012. The decrease in cash used for financing activities was driven primarily by our net payments of $2.2 million on our term loan and credit facility with U.S. Bank during the first three months of 2012 compared to payments of $7.2 million during the first three months of 2011. In addition, proceeds from stock options exercised increased by $1.1 million for the first three months of 2012 compared to the first three months of 2011.

During the first three months of 2012, we repurchased 17,261 shares of our common stock for $0.3 million compared to our repurchase of 13,222 shares of our common stock for $0.4 million during the first three months of 2011. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.

On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2012, we have repurchased 947,351 shares of our common stock under this authorization, leaving 52,649 shares available for repurchase.

On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. We have not repurchased any shares under the Board authorization approved on October 26, 2011 as of March 31, 2012.

Contractual Obligations

On March 31, 2012, our contractual obligations were $85.6 million compared to $63.4 million reported in our Annual Report on Form 10-K as of December 31, 2011. The following table summarizes our contractual obligations on March 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Contractual obligations:
Operating lease obligations	$7,215	$2,461	$3,172	$1,502	$80
Purchase obligations(1)	78,374	1,874	20,400	56,100	—

Total contractual obligations	$85,589	$4,335	$23,572	$57,602	$80

(1)	Purchase obligations include contractual payments to purchase tooling assets and inventory.

Liquidity

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover cash outlays expected for at least the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may need to borrow from our line of credit until we are able to transfer cash among our various entities.

We are able to supplement this near-term liquidity, if necessary, with our credit line facility. Our liquidity is subject to various risks including the market risks identified in the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 3.

(In thousands)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$24,312	$29,372
Total debt	14,200	16,400
Available borrowing resources	18,000	18,000

On March 31, 2012, we had an outstanding balance of $12.2 million related to our U.S. Bank 1-year term loan facility. Our term loan, along with our line of credit and available cash, were utilized to finance the acquisition of Enson and to pay related transaction costs, fees, and expenses. Amounts paid or prepaid on the term loan may not be re-borrowed. The minimum principal payments for the term loan are $2.2 million each quarter, and began on January 5, 2011. On October 31, 2011, we extended the maturity date of this term loan to November 1, 2012.

Our U.S. Bank credit agreement is secured by sixty-five percent of Enson. Amounts available for borrowing are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. On March 2, 2012, we entered into an amendment adjusting the quick ratio effective December 31, 2011. We were not in breach of our debt covenants on March 31, 2012.

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

On March 31, 2012, we had approximately $2.0 million, $3.4 million, $15.6 million, $0.2 million and $3.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively. On December 31, 2011, we had approximately $4.1 million, $7.6 million, $16.5 million, $0.1 million, and $1.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

For further information regarding our credit facilities, see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Off Balance Sheet Arrangements

Other than the contractual obligations disclosed above, we do not participate in any off balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward Looking Statements

We caution that the following important factors, among others (including but not limited to factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in our 2011 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. We may withdraw either U.S. dollars or foreign currencies from our credit facilities. Our market risk exposures in connection with the debt are primarily U.S. dollar LIBOR-based floating interest. On March 31, 2012, we had an outstanding balance of $12.2 million related to our U.S. Bank 1-year term loan facility. The term loan maturity date is November 1, 2012, after extending the term for an additional 12 months effective October 31, 2011. Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At March 31, 2012, the 1-month LIBOR plus the fixed margin was approximately 1.7%, and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

On March 31, 2012, we had an outstanding balance of $2.0 million related to our U.S. Bank secured revolving credit line. Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At March 31, 2012, the 1-month LIBOR plus the fixed margin was 2.0%, and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

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

Foreign Currency Exchange Rate Risk

At March 31, 2012, we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, People’s Republic of China, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the three months ended March 31, 2012 were the Argentine Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2012, we believe that movements in foreign currency rates may have a material affect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, and Singapore dollar relative to the U.S. dollar fluctuate 10% from March 31, 2012, net income and total cash flows in the second quarter of 2012 will fluctuate by approximately $3.1 million and $2.0 million, respectively.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 10 through 20 of the Company’s 2011 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. At March 31, 2012, we have purchased 947,351 shares of our common stock, leaving 52,649 shares available for purchase under this authorization. On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. We have not repurchased any shares under the Board authorization approved on October 26, 2011. Repurchase information for the first quarter of 2012 is set forth by month in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	12,490	$17.38	12,490	1,057,420
February 1, 2012 – February 28, 2012	97	19.63	97	1,057,323
March 1, 2012 – March 31, 2012	4,674	19.26	4,674	1,052,649

Total First Quarter 2012	17,261	$17.90	17,261	1,052,649

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012	Universal Electronics Inc.

/s/ BRYAN M. HACKWORTH
Bryan M. Hackworth
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No	Description

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.