Form 10-Q
period 2012-06-30
UNIVERSAL ELECTRONICS INC
filed 2012-08-08
CIK 101984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,982,666 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 1, 2012.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$30,688	$29,372
Accounts receivable, net	86,017	82,184
Inventories, net	77,798	90,904
Prepaid expenses and other current assets	3,773	3,045
Deferred income taxes	6,586	6,558

Total current assets	204,862	212,063
Property, plant, and equipment, net	78,025	80,449
Goodwill	30,795	30,820
Intangible assets, net	31,192	32,814
Other assets	5,285	5,350
Deferred income taxes	8,135	7,992

Total assets	$358,294	$369,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,462	$55,430
Line of credit	3,000	2,000
Notes payable	10,000	14,400
Accrued sales discounts, rebates and royalties	6,317	6,544
Accrued income taxes	2,878	5,707
Accrued compensation	29,629	29,204
Deferred income taxes	49	50
Other accrued expenses	8,156	13,967

Total current liabilities	105,491	127,302
Long-term liabilities:
Deferred income taxes	11,276	11,056
Income tax payable	1,136	1,136
Other long-term liabilities	1,477	5

Total liabilities	119,380	139,499

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,331,074 and 21,142,915 shares issued on June 30, 2012 and December 31, 2011, respectively	213	211
Paid-in capital	177,496	173,701
Accumulated other comprehensive (loss) income	(555)	938
Retained earnings	160,801	154,016

	337,955	328,866
Less cost of common stock in treasury, 6,358,515 and 6,353,035 shares on June 30, 2012 and December 31, 2011, respectively	(99,041)	(98,877)

Total stockholders’ equity	238,914	229,989

Total liabilities and stockholders’ equity	$358,294	$369,488

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$116,704	$121,746	$220,436	$227,458
Cost of sales	83,734	86,802	159,139	164,935

Gross profit	32,970	34,944	61,297	62,523

Research and development expenses	3,424	3,157	6,887	6,414
Selling, general and administrative expenses	23,080	23,477	45,632	45,264

Operating income	6,466	8,310	8,778	10,845
Interest expense, net	(51)	(69)	(88)	(154)
Other expense, net	(126)	(384)	(450)	(418)

Income before provision for income taxes	6,289	7,857	8,240	10,273
Provision for income taxes	(1,136)	(1,736)	(1,455)	(2,325)

Net income	$5,153	$6,121	$6,785	$7,948

Earnings per share:
Basic	$0.35	$0.41	$0.46	$0.53

Diluted	$0.34	$0.40	$0.45	$0.52

Shares used in computing earnings per share:
Basic	14,933	15,025	14,904	15,000

Diluted	15,048	15,407	15,080	15,395

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$5,153	$6,121	$6,785	$7,948
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(2,421)	1,494	(1,493)	4,193

Comprehensive income	$2,732	$7,615	$5,292	$12,141

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities:
Net income	$6,785	$7,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,525	8,588
Provision for doubtful accounts	37	237
Provision for inventory write-downs	1,623	2,099
Deferred income taxes	6	645
Tax benefit from exercise of stock options and vested restricted stock	(72)	374
Excess tax benefit from stock-based compensation	(30)	(344)
Shares issued for employee benefit plan	468	396
Stock-based compensation	2,337	2,085
Changes in operating assets and liabilities:
Accounts receivable	(4,678)	262
Inventories	10,630	(11,409)
Prepaid expenses and other assets	(711)	(78)
Accounts payable and accrued expenses	(13,523)	(2,514)
Accrued income taxes	(2,796)	(3,696)

Net cash provided by operating activities	8,601	4,593

Cash used for investing activities:
Acquisition of property, plant, and equipment	(4,261)	(5,554)
Acquisition of intangible assets	(430)	(513)

Net cash used for investing activities	(4,691)	(6,067)

Cash used for financing activities:
Issuance of debt	8,000	—
Payment of debt	(11,400)	(14,400)
Proceeds from stock options exercised	1,386	1,212
Treasury stock purchased	(486)	(3,500)
Excess tax benefit from stock-based compensation	30	344

Net cash used for financing activities	(2,470)	(16,344)

Effect of exchange rate changes on cash	(124)	1,469

Net increase (decrease) in cash and cash equivalents	1,316	(16,349)
Cash and cash equivalents at beginning of period	29,372	54,249

Cash and cash equivalents at end of period	$30,688	$37,900

Supplemental Cash Flow Information — We had income tax payments of $5.4 million and $6.4 million during the six months ended June 30, 2012 and 2011, respectively. We had interest payments of $0.2 million and $0.2 million during the six months ended June 30, 2012 and 2011, respectively.

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

Our results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) did not issue any Accounting Standards Update (“ASU”) during the first six months of 2012.

Recently Adopted Accounting Pronouncements

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. We adopted this ASU beginning January 1, 2012.

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

Note 2: Cash and Cash Equivalents

Our cash and cash equivalents that were accounted for at fair value on a recurring basis on June 30, 2012 and December 31, 2011 were the following:

	June 30, 2012				December 31, 2011
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$30,688	$—	$—	$30,688	$29,372	$—	$—	$29,372

On June 30, 2012, we had approximately $1.3 million, $6.1 million, $19.8 million, $0.01 million and $3.5 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively.

On December 31, 2011, we had approximately $4.1 million, $7.6 million, $16.5 million, $0.1 million, and $1.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.

See Note 2 under the caption Cash and Cash Equivalents in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 3: Accounts Receivable, Net and Revenue Concentrations

Accounts receivable, net consisted of the following on June 30, 2012 and December 31, 2011:

(In thousands)	June 30, 2012	December 31, 2011
Trade receivables, gross	$84,181	$82,305
Allowance for doubtful accounts	(1,051)	(1,021)
Allowance for sales returns	(778)	(981)

Trade receivables, net	82,352	80,303
Other receivables	3,665	1,881

Accounts receivable, net	$86,017	$82,184

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts during the three months ended June 30, 2012 and 2011 were the following:

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	(Write-offs)/ FX Effects	Balance at End of Period
Valuation account for trade receivables
Three months ended June 30, 2012	$1,008	$54	$(11)	$1,051
Three months ended June 30, 2011	$868	$231	$6	$1,105

Changes in the allowance for doubtful accounts during the six months ended June 30, 2012 and 2011 were the following:

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	Write-offs/ FX Effects	Balance at End of Period
Valuation account for trade receivables
Six months ended June 30, 2012	$1,021	$37	$(7)	$1,051
Six months ended June 30, 2011	$878	$238	$(11)	$1,105

Sales Returns

The allowance for sales returns balance at June 30, 2012 and December 31, 2011 contained reserves for items returned prior to year-end, but were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.5 million and $0.7 million on June 30, 2012 and December 31, 2011, respectively. The value of these returned goods was included in our inventory balance at June 30, 2012 and December 31, 2011.

Significant Customers

During the three and six months ended June 30, 2012, we had net sales to one significant customer, that when combined with its sub-contractors, totaled more than 10% of our net sales. During the six months ended June 30, 2011, we had net sales to one significant customer, that when combined with its sub-contractors, totaled more than 10% of our net sales as follows:

	Three Months Ended June 30,
	2012		2011
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$19,215	16.5%	—	—

	Six Months Ended June 30,
	2012		2011
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$35,426	16.1%	—	—
Sony	—	—	$26,906	11.8%

Trade receivables with these customers were the following on June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
DIRECTV	$10,262	11.9%	—	—
Sony	—	—	$7,064	8.6%

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

Note 4: Inventories, Net and Significant Suppliers

Inventories, net consisted of the following on June 30, 2012 and December 31, 2011:

(In thousands)	June 30, 2012	December 31, 2011
Raw materials	$14,960	$17,014
Components	16,656	21,819
Work in process	2,313	1,071
Finished goods	46,906	54,447
Reserve for excess and obsolete inventory	(3,037)	(3,447)

Inventories, net	$77,798	$90,904

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory during the three months ended June 30, 2012 and 2011 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/ FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Three Months Ended June 30, 2012	$3,228	$668	$(203)	$(656)	$3,037
Three Months Ended June 30, 2011	$2,272	$960	$(296)	$(411)	$2,525

Changes in the reserve for excess and obsolete inventory during the six months ended June 30, 2012 and 2011 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/ FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Six Months Ended June 30, 2012	$3,447	$1,386	$(558)	$(1,238)	$3,037
Six Months Ended June 30, 2011	$2,135	$1,749	$(607)	$(752)	$2,525

(1)

The additions charged to costs and expenses does not include inventory directly written-off that was scrapped during production totaling $0.1 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

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

Significant Suppliers

We purchase integrated circuits, components and finished goods from multiple sources. The total integrated circuit purchases from Samsung were greater than 10% of our total inventory purchases for the three and six months ended June 30, 2012 and 2011. In addition, our component and finished good purchases from Samjin amounted to greater than 10% of our total inventory purchases for the six months ended June 30, 2012.

During the three months ended June 30, 2012 and 2011, the amount purchased from this supplier was the following:

	Three Months Ended June 30,
	2012		2011
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	$5,719	10.0%	$9,206	11.6%

During the six months ended June 30, 2012 and 2011, the amounts purchased from these two suppliers were the following:

	Six Months Ended June 30,
	2012		2011
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	$10,935	10.2%	$15,842	11.7%
Samjin	11,193	10.4	—	—

The total accounts payable to each of these suppliers on June 30, 2012 and December 31, 2011 were the following:

	June 30, 2012		December 31, 2011
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Samsung	$2,185	4.8%	$1,725	3.1%
Samjin	3,764	8.3	—	—

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

Related Party Vendor

We purchase certain printed circuit board assemblies (“PCBAs”) from a related party vendor. The vendor is considered a related party for financial reporting purposes because the Senior Vice President of Manufacturing of Enson Assets Limited (“Enson”) owns 40% of this vendor. Our purchases from this vendor for the three and six months ended June 30, 2012 totaled approximately $2.2 million and $3.5 million, or 3.8% and 3.3% of total inventory purchases, respectively. Our purchases from this vendor for the three and six months ended June 30, 2011 totaled approximately $2.2 million and $3.9 million, or 2.8% and 2.9% of total inventory purchases, respectively. Payable amounts outstanding to this vendor were approximately $1.6 million and $1.9 million on June 30, 2012 and December 31, 2011, respectively. Our payment terms and pricing with this vendor are consistent with the terms offered by other vendors in the ordinary course of business. The accounting policies that we apply to our transactions with our related party are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party vendor to ensure these purchases remain consistent with our business objectives.

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

The goodwill balance on June 30, 2012 and the changes in the carrying amount of goodwill during the six months ended June 30, 2012 were the following:

(in thousands)
Balance at December 31, 2011	$30,820
Goodwill adjustment (1)	(25)

Balance at June 30, 2012	$30,795

(1)	The adjustment, which relates to international goodwill, was the result of fluctuations in the foreign currency exchange rates used to translate the balances into U.S. dollars.

Please see Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.

Intangible Assets, Net

The components of intangible assets, net on June 30, 2012 and December 31, 2011 were the following:

	June 30, 2012			December 31, 2011
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$363	$(48)	$315	$372	$(50)	$322
Patents (10 years)	7,855	(3,652)	4,203	9,488	(5,306)	4,182
Trademarks and trade names (10 years)	2,840	(984)	1,856	2,837	(821)	2,016
Developed and core technology (5-15 years)	3,504	(789)	2,715	3,500	(671)	2,829
Capitalized software development costs (1-2 years)	1,043	(757)	286	1,515	(1,108)	407
Customer relationships (10-15 years)	26,397	(4,580)	21,817	26,367	(3,309)	23,058

Total carrying amount	$42,002	$(10,810)	$31,192	$44,079	$(11,265)	$32,814

(1)	This table excludes fully amortized intangible assets of $10.6 million and $8.1 million on June 30, 2012 and December 31, 2011, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption for the three and six months ended June 30, 2012 and 2011 is the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Cost of sales	$76	$126	$157	$257
Selling, general and administrative	962	954	1,920	1,895

Total amortization expense	$1,038	$1,080	$2,077	$2,152

Estimated future amortization expense related to our intangible assets, net at June 30, 2012, is the following:

(In thousands)
2012 (remaining 6 months)	$2,103
2013	4,035
2014	3,891
2015	3,822
2016	3,785
Thereafter	13,556

Total	$31,192

Intangibles Measured at Fair Value on a Nonrecurring Basis

We did not record any material impairment charges related to our intangible assets during the six months ended June 30, 2012. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. Quoted prices for identical or similar patents, trademarks and trade names are unavailable. The fair value of intangible assets is based upon management’s judgment. Management believes that the net book value represents the fair value of our patents, trademarks and trade names. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 were composed of the following:

		Fair Value Measurement Using
(In thousands) Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Patents, trademarks and trade names	$6,059	$—	$—	$6,059	$(2)

We disposed of 11 patents with an immaterial aggregate carrying amount during the six months ended June 30, 2012. We disposed of four patent and 11 trademarks with an immaterial aggregate carrying amount during the six months ended June 30, 2011.

See Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.

Note 6: Notes Payable and Line of Credit

Notes payable and line of credit on June 30, 2012 and December 31, 2011 were composed of the following:

	Amount Outstanding
(In thousands)	June 30, 2012	December 31, 2011
U.S. Bank Term Loan Facility(1)	$10,000	$14,400
U.S. Bank Revolving Credit Line (2)	3,000	2,000

Total debt	$13,000	$16,400

(1)

Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On June 30, 2012, the 1-month LIBOR plus the fixed margin was approximately 1.7% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, the Company must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.

(2)

Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At June 30, 2012, the 1-month LIBOR plus the fixed margin was approximately 2.0% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

Our total interest expense on borrowings was $0.1 million and $0.2 million during each of the three and six months ended June 30, 2012 and 2011.

Note 7: Income Taxes

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $1.1 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively. Our effective tax rate was 18.1% and 22.1% during the three months ended June 30, 2012 and 2011, respectively. The decline in our effective tax rate is due to the reversal of unrecognized tax benefits originally recorded in 2007, 2010 and 2011 which amounted to $0.3 million.

We recorded income tax expense of $1.5 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rate was 17.7% and 22.6% during the six months ended June 30, 2012 and 2011, respectively. The decline in our effective tax rate is due to the reversal of unrecognized tax benefits originally recorded in 2007, 2008, 2009, 2010 and 2011 which amounted to $0.5 million.

On June 30, 2012, we had gross unrecognized tax benefits of approximately $5.0 million, including interest and penalties, of which approximately $4.5 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.1 million on June 30, 2012 and December 31, 2011 are included in our unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On June 30, 2012, the open statutes of limitations in our significant tax jurisdictions are as follows: federal 2008 through 2011, state 2007 through 2011, and non-U.S. 2005 through 2011. On June 30, 2012, our gross unrecognized tax benefits of $5.0 million, which included $0.1 million of interest, are classified as long term because we do not anticipate the payment of cash related to those unrecognized tax benefits within one year.

See Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 8: Accrued Compensation

The components of accrued compensation on June 30, 2012 and December 31, 2011 are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Accrued social insurance(1)	$19,831	$20,027
Accrued salary/wages	4,199	4,084
Accrued vacation/holiday	1,988	1,943
Accrued bonus(2)	1,734	1,140
Accrued commission	321	461
Accrued medical insurance claims	473	300
Other accrued compensation	1,083	1,249

Total accrued compensation	$29,629	$29,204

(1)

Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the People’s Republic of China (“PRC”). This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is composed of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2012 and December 31, 2011.

(2)

Accrued bonus contains an accrual for an extra month of salary (“13th month salary”) to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31 of each year. The total accrued for the 13th month salary is $0.4 million and $0.4 million on June 30, 2012 and December 31, 2011, respectively. The remaining accrued bonus for 2012 is the estimated amount that will be paid to non-executive and executive level employees. Executive management was not paid bonuses related to the year ended December 31, 2011.

Note 9: Other Accrued Expenses

The components of other accrued expenses on June 30, 2012 and December 31, 2011 are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Advertising and marketing	$411	$415
Amount due to CG International Holdings Limited (1)	—	5,138
Duties	483	667
Freight	1,320	2,220
Interest	56	81
Professional fees	925	992
Property, plant, and equipment (3)	111	30
Sales taxes and VAT	777	710
Tooling (2)	599	459
Third-party commissions	732	401
Utilities	540	327
Other	2,202	2,527

Total other accrued expenses	$8,156	$13,967

(1)

The amount due to CG International Holdings Limited is related to the $5.0 million holdback that was originally recorded as of the acquisition date. See Note 21 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding our acquisition of Enson.

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

Product Warranties

Changes in the liability for product warranty claim costs are presented below:

(In thousands) Description	Balance at Beginning of Period	Accruals (Reductions) for Warranties Issued During the Period	Settlements (in Cash or in Kind) During the Period	Balance at End of Period
Six Months Ended June 30, 2012	$6	—	—	$6
Six Months Ended June 30, 2011	$71	$(27)	$(38)	$6

Litigation

On July 15, 2011, we filed a lawsuit against Logitech, Inc., Logitech International S.A. and Logitech Europe S.A. in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies are infringing seventeen of our patents related to remote control technology. We have alleged that this complaint relates to multiple Logitech remote control products, including the Harmony H300, H650, H700, H900, One, H1100, Logitech Revue (for Google TV), Harmony remote apps for iOS and Android platforms, and other applications and/or programming for touch screen mobile devices. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of the Logitech companies’ actions, injunctive relief to enjoin the Logitech companies from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. In its answer, filed on November 3, 2011, the Logitech companies generally denied all of our allegations of infringement and counterclaimed that we are infringing five of their patents. On November 24, 2011, we answered the Logitech companies’ counterclaims, generally denying all of their allegations of infringement, and we are vigorously defending ourselves against these counterclaims. We are presently in settlement discussions with Logitech.

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. (“URC”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC is infringing, directly and indirectly, four of our patents related to remote control technology. We have alleged that this complaint relates to multiple URC remote control products, including the

URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of URC’s actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. URC has denied infringing our patents. This matter is in the very early stages, with discovery just beginning.

There are no other material pending legal proceedings to which we or any of our subsidiaries is a party or of which our respective property is the subject. However, as is typical in our industry and to the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. However, no assurances can be made as to the outcome of any of these matters, nor can we estimate the range of potential losses to us. In our opinion, final judgments, if any, which might be rendered against us in potential or pending litigation would not have a material adverse effect on our financial condition or results of operations. Moreover, we believe that our products do not infringe any third parties’ patents or other intellectual property rights.

We maintain directors’ and officers’ liability insurance which insures our individual directors and officers against certain claims, as well as attorney’s fees and related expenses incurred in connection with the defense of such claims.

Non-Qualified Deferred Compensation Plan

We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. On June 30, 2012 and December 31, 2011, the amounts deferred under the plan were immaterial to our financial statements.

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on June 30, 2012 and December 31, 2011 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At June 30, 2012, approximately 37 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at June 30, 2012 and December 31, 2011 for the India Plan is not material. During the six months ended June 30, 2012 and 2011, the net periodic benefit costs were also not material.

Note 11: Treasury Stock

During the six months ended June 30, 2012 and 2011, we repurchased 27,980 and 137,190 shares of our common stock at a cost of $0.5 million and $3.5 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the six months ended June 30, 2012 and 2011, we issued 22,500 and 15,000 shares, respectively, to outside directors for services performed (see Note 13).

On February 11, 2010, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our issued and outstanding common stock. As of June 30, 2012, we have repurchased 958,070 shares of our common stock under this authorization, leaving 41,930 shares available for repurchase.

On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. As of June 30, 2012, we have not repurchased any shares under the Board authorization approved on October 26, 2011.

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

Foreign Operations

Our net sales to external customers by geographic area for the three and six months ended June 30, 2012 and 2011 were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net sales:
United States	$40,125	$30,912	$74,295	$61,422
International:
People’s Republic of China	19,826	29,220	35,037	52,786
Argentina	2,319	1,521	4,562	2,264
Australia	241	332	548	556
Brazil	1,883	1,919	5,773	2,414
Canada	2,543	2,659	5,887	5,217
France	232	1,255	826	2,108
Germany	2,098	1,466	3,946	3,126
Israel	3,273	800	3,860	1,610
Italy	332	540	752	1,296
Japan	10,981	10,681	20,036	21,275
Korea	2,493	1,435	5,217	4,864
Malaysia	3,088	4,484	6,431	9,498
Netherlands	615	368	1,567	590
Portugal	194	699	495	800
Singapore	4,135	7,448	6,641	12,028
South Africa	937	1,755	1,736	2,378
Spain	868	968	1,708	2,053
Taiwan	2,552	6,283	5,941	11,346
Thailand	4,486	4,995	10,252	7,471
United Kingdom	6,825	5,610	11,603	11,529
All other	6,658	6,396	13,323	10,827

Total international	76,579	90,834	146,141	166,036

Total net sales	$116,704	$121,746	$220,436	$227,458

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to individual countries.

Long-lived asset information is the following:

(In thousands)	June 30, 2012	December 31, 2011
Long-lived tangible assets:
United States	$3,722	$3,530
People’s Republic of China	75,995	78,466
All other countries	3,593	3,803

Total	$83,310	$85,799

Note 13: Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the three and six months ended June 30, 2012 and 2011 is the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Cost of sales	$—	$2	—	$11
Research and development	45	44	115	136
Selling, general and administrative	1,095	1,007	2,222	1,938

Stock-based compensation expense before income taxes	$1,140	$1,053	$2,337	$2,085

Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.01 million and $0 during the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, pre-tax stock-based compensation related to options granted to directors was $0.03 million and $0.1 million, respectively.

Selling, general and administrative expense also includes stock-based compensation related to restricted stock awards granted to outside directors of $0.2 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, stock-based compensation related to restricted stock awards granted to outside directors was $0.4 million and $0.2 million, respectively.

The income tax benefit from the recognition of stock-based compensation during the three months ended June 30, 2012 and 2011 was $0.4 million and $0.3 million, respectively. The income tax benefit from the recognition of stock-based compensation during the six months ended June 30, 2012 and 2011 was $0.8 million and $0.7 million, respectively.

Stock Options

During the six months ended June 30, 2012, the Compensation Committee and Board of Directors granted 148,200 stock options to our Named Executive Officers with an aggregate grant date fair value of $1.4 million under various stock incentive plans. The stock options granted consisted of the following:

(In thousands, except share amounts)
Stock Option Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
February 8, 2012	148,200	$1,430	3-Year Vesting Period (8.33% each quarter)

	148,200	$1,430

During the 6 months ended June 30, 2012, we recognized $0.2 million of pre-tax stock-based compensation expense related to our 2012 stock option grants.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average fair value of grants(1)	—	$13.89	$9.65	$13.74
Risk-free interest rate	—	2.33%	0.86%	2.29%
Expected volatility	—	52.28%	55.25%	52.25%
Expected life in years	—	5.03	5.14	5.03

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

Stock option activity during the six months ended June 30, 2012 was the following:

	Number of Options (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value $ (thousands)
Outstanding on December 31, 2011	1,502	$19.53
Granted	148	20.09
Exercised	(93)	14.94		$242
Forfeited/cancelled/expired	(36)	20.03

Outstanding on June 30, 2012	1,521	$19.85	5.08	$570

Vested and expected to vest on June 30, 2012	1,517	$19.85	5.07	$570
Exercisable on June 30, 2012	1,203	$19.25	4.15	$568

The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on June 30, 2012. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the second quarter of 2012 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended June 30, 2012 and 2011, was $0.1 million and $0.6 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2012 and 2011, was $0.2 million and $0.8 million, respectively.

At June 30, 2012, there was $2.9 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 2.0 years.

Restricted Stock

During the six months ended June 30, 2012, the Compensation Committee and Board of Directors granted 71,300 restricted stock awards to our Named Executive Officers with an aggregate grant date fair value of $1.4 million under the 2010 Stock Incentive Plan. The restricted stock awards consisted of the following:

(In thousands, except share amounts)
Restricted Stock Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
February 8, 2012	71,300	$1,432	3-Year Vesting Period (8.33% each quarter)

	71,300	$1,432

During the six months ended June 30, 2012, we recognized $0.2 million of pre-tax stock-based compensation expense related to our 2012 restricted stock award grants.

Non-vested restricted stock award activity during the six months ended June 30, 2012 (including restricted stock issued to directors as described in Note 11) was the following:

	Shares Granted (thousands)	Weighted- Average Grant Date Fair Value
Non-vested on December 31, 2011	205	$24.43
Granted	71	20.09
Vested	(69)	22.97
Forfeited	(6)	22.72

Non-vested on June 30, 2012	201	$23.44

At June 30, 2012, we expect to recognize $4.1 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 2.1 years.

See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 14: Other Expense, Net

The components of other expense, net for the three and six months ended June 30, 2012 and 2011 are the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net (loss) gain on foreign currency exchange contracts(1)	$(254)	$108	$(214)	$447
Net gain (loss) on foreign currency exchange transactions	111	—	(339)	353
Other income (expense)	17	(492)	103	(1,218)

Other expense, net	$(126)	$(384)	$(450)	$(418)

(1)	This represents the losses incurred on foreign currency hedging derivatives (see Note 16 for further details).

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

In the computation of diluted earnings per common share for the three months ended June 30, 2012 and 2011, we have excluded 1,227,975 and 484,889 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended June 30, 2012 and 2011, we have excluded 167,033 and 42,177 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

In the computation of diluted earnings per common share for the six months ended June 30, 2012 and 2011, we have excluded 967,499 and 431,561 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the six months ended June 30, 2012 and 2011, we have excluded 161,787 and 21,827 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

Basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2012	2011	2012	2011
BASIC
Net income	$5,153	$6,121	$6,785	$7,948

Weighted-average common shares outstanding	14,933	15,025	14,904	15,000

Basic earnings per share	$0.35	$0.41	$0.46	$0.53

DILUTED
Net income	$5,153	$6,121	$6,785	$7,948

Weighted-average common shares outstanding for basic	14,933	15,025	14,904	15,000
Dilutive effect of stock options and restricted stock	115	382	176	395

Weighted-average common shares outstanding on a diluted basis	15,048	15,407	15,080	15,395

Diluted earnings per share	$0.34	$0.40	$0.45	$0.52

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

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis on June 30, 2012:

		Fair Value Measurement Using
		Quoted Prices in	Significant
(In thousands) Description	June 30, 2012	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency exchange futures contracts	$53	$—	$53	$—

	$53	$—	$53	$—

We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.2 million for the three months ended June 30, 2012 and a net pre-tax gain of $0.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, we had a net pre-tax loss of $0.2 million and a net pre-tax gain of $0.4 million, respectively.

Futures Contracts

We held one USD/Euro futures contract with a notional value of $6.0 million and a forward rate of $1.2551 USD/Euro at June 30, 2012. We held the Euro position on this contract, which settled on July 20, 2012. The gain on this contract as of June 30, 2012 was $53 thousand and is included in prepaid expenses and other current assets. This contract was settled at a loss of $108 thousand resulting in a loss of $161 thousand in July 2012.

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

Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 678,500 individual device functions and over 4,600 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.

We operate as one business segment. We have 24 international subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People’s Republic of China (4) and the United Kingdom.

To recap our results for the six months ended June 30, 2012:

•	Our net sales decreased 3.1% from $227.5 million for the six months ended June 30, 2011 to $220.4 million for the six months ended June 30, 2012.

•

Our operating income during the first six months of 2012 decreased 19.1% to $8.8 million from $10.8 million during the first six months of 2011. Our operating margin percentage decreased from 4.8% in the first six months of 2011 to 4.0% in the first six months of 2012. Our gross margin percentage improved from 27.5% during the six months ended June, 30 2011 to 27.8% during the same period in 2012. This improvement is due primarily to the fact that we experienced a temporal shortage of labor at our factories in China in the first quarter of 2011 which resulted in manufacturing inefficiencies as well as fewer units produced internally versus by third party manufacturers. This issue was rectified in the second quarter of 2011 and has subsequently not been an issue. Operating expenses, as a percent of sales, increased from 22.7% in the first six months of 2011 to 23.8% in the first six months of 2012. The increase in operating expenses is due primarily to increased third party legal fees. We are currently involved in litigation related to protecting our intellectual property, notably the Logitech lawsuit (see Note 10 of the Notes to the Consolidated Financial Statements).

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Results of Operations

Our results of operations as a percentage of net sales for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100%	100%	100%
Cost of sales	71.7	71.3	72.2	72.5

Gross profit	28.3	28.7	27.8	27.5
Research and development expenses	2.9	2.6	3.1	2.8
Selling, general and administrative expenses	19.9	19.3	20.7	19.9

Operating expenses	22.8	21.9	23.8	22.7

Operating income	5.5	6.8	4.0	4.8
Interest (expense) income, net	(0.0)	(0.0)	(0.0)	(0.1)
Other (expense) income, net	(0.1)	(0.3)	(0.2)	(0.2)

Income before provision for income taxes	5.4	6.5	3.8	4.5
Provision for income taxes	(1.0)	(1.4)	(0.7)	(1.0)

Net income	4.4%	5.0%	3.1%	3.5%

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011:

Net sales by our Business and Consumer lines for the three months ended June 30, 2012 and 2011 were the following:

	2012		2011
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$103.9	89.0%	$111.0	91.2%
Consumer	12.8	11.0	10.7	8.8%

Total net sales	$116.7	100.0%	$121.7	100%

Overview

Net sales for the second quarter of 2012 were $116.7 million, a decrease of 4.1% compared to $121.7 million for the second quarter of 2011. Net income for the second quarter of 2012 was $5.2 million or $0.34 per diluted share compared to $6.1 million or $0.40 per diluted share for the second quarter of 2011.

Consolidated

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 89% of net sales in the second quarter of 2012 compared to approximately 91% in the second quarter of 2011. Net sales in our Business lines for the three months ended June 30, 2012 decreased by approximately 7% to $103.9 million from $111.0 million in the second quarter of 2011. The prolonged sluggish global economy has had an adverse effect on television sales, which, in turn, directly affects our sales to consumer electronics companies. Partially offsetting the decrease in sales to consumer electronics companies is an increase in net sales within subscription broadcasting. Net sales in subscription broadcasting have remained strong in North America as well as EMEA and have grown significantly, on a percentage basis, in Latin America, specifically Brazil.

Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 11% of net sales for the second quarter of 2012 compared to approximately 9% for the second quarter of 2011. Net sales in our Consumer lines for the second quarter of 2012 increased by 20% to $12.8 million from $10.7 million during the same period in 2011. International retail sales increased from $9.4 million in the second quarter of 2011 to $11.0 million during the second quarter of 2012 due primarily to increased sales in Latin America. In addition, North American retail sales increased from $1.0 million to $1.7 million.

Gross profit for the second quarter of 2012 was $33.0 million compared to $34.9 million for the second quarter of 2011. Gross profit as a percent of sales decreased to 28.3% during the second quarter of 2012 from 28.7 % during the second quarter of 2011. The second quarter of 2012 was positively affected by a licensing agreement that we entered into with a certain customer in the gaming industry. Compared to the second quarter of 2011, this favorability was offset by pricing pressure from customers as well as the weakening of the Euro and the British Pound compared to the U.S. Dollar.

Research and development expenses increased 8.5% from $3.2 million during the second quarter of 2011 to $3.4 million during the second quarter of 2012. The increase is due to additional labor dedicated to general research & development activities in an effort to continue to develop new products and technologies.

Selling, general and administrative (“SG&A”) expenses decreased 1.7% from $23.5 million during the second quarter of 2011 to $23.1 million during the second quarter of 2012. The weakening of the Euro compared to the U.S. Dollar had a favorable effect of $0.8 million on SG&A expenses. Partially offsetting the favorable currency effect was an increase in third party legal expenses as a result of litigation related to protecting our intellectual property.

Net interest expense was $51 thousand during the second quarter of 2012 compared to $69 thousand during the second quarter of 2011.

Net other expense was $0.1 million during the second quarter of 2012 compared to net other expense of $0.4 million during the second quarter of 2011, which was driven by a lower amount of foreign currency losses.

Income tax expense was $1.1 million during the second quarter of 2012 compared to $1.7 million during the second quarter of 2011. Our effective tax rate was 18.1% for the second quarter of 2012 compared to 22.1% for the second quarter of 2011. The decrease in our effective tax rate is due to the reversal of unrecognized tax benefits originally recorded in 2007, 2010 and 2011 which amounted to $0.3 million.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011:

Net sales by our Business and Consumer lines for the six months ended June 30, 2012 and 2011 were the following:

	2012		2011
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$196.3	89.1%	$206.4	90.7%
Consumer	24.1	10.9	21.1	9.3

Total net sales	$220.4	100.0%	$227.5	100.0%

Overview

Net sales during the six months ended June 30, 2012 were $220.4 million, a decrease of 3.1% compared to $227.5 million during the six months ended June 30, 2011. Net income during the six months ended June 30, 2012 was $6.8 million or $0.45 per diluted share compared to $7.9 million or $0.52 per diluted share for the six months ended June 30, 2011.

Consolidated

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 89% of net sales during the six months ended June 30, 2012 compared to approximately 91% during the six months ended June 30, 2011. Net sales in our Business lines during the six months ended June 30, 2012 decreased by approximately 5% to $196.3 million from $206.4 during the six months ended June 30, 2011. The prolonged sluggish global economy has had an adverse effect on television sales, which, in turn, directly affects our sales to consumer electronics companies. Partially offsetting the decrease in sales to consumer electronics companies is an increase in net sales within subscription broadcasting. Net sales in subscription broadcasting have remained strong in North America as well as EMEA and have grown significantly, on a percentage basis, in Latin America, specifically Brazil.

Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 11% of net sales during the six months ended June 30, 2012 compared to approximately 9% during the six months ended June 30, 2011. Net sales in our Consumer lines during the six months ended June 30, 2012 increased by 15% to $24.1 million from $21.1 million during the same period in 2011. International retail sales increased from $19.1 million during the six months ended June 30, 2011 to $21.8 million during the same period of time in 2012 due primarily to increased sales in Latin America. In addition, North American retail sales increased $0.6 million, from $1.6 million to $2.2 million.

Gross profit during the six months ended June 30, 2012 was $61.3 million compared to $62.5 million during the six months ended June 30, 2011. Gross profit as a percent of sales increased to 27.8% during the six months ended June 30, 2012 from 27.5% during the six months ended June 30, 2011. The improvement in our gross margin percentage is due primarily to the fact that we experienced a temporal shortage of labor at our factories in China in the first quarter of 2011 which resulted in manufacturing inefficiencies as well as fewer units produced internally versus by third party manufacturers. This issue was rectified in the second quarter of 2011 and has subsequently not been an issue. Partially offsetting this improvement is pricing pressure from customers as well as the strengthening of the U.S. dollar versus the Euro.

Research and development expenses increased 7.4% from $6.4 million during the six months ended June 30, 2011 to $6.9 million during the six months ended June 30, 2012. The increase is primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new products and technologies.

Selling, general and administrative (“SG&A”) expenses increased 0.8% from $45.3 million during the six months ended June 30, 2011 to $45.6 million during the six months ended June 30, 2012. Legal expenses increased by $1.1 million as a result of litigation related to protecting our intellectual property. Employee bonus expense increased by $0.5 million. Partially offsetting these increases is a $1.1 million favorable currency effect due to the Euro weakening compared to the U.S. Dollar.

Net interest expense was $88 thousand during the six months ended June 30, 2012 compared to $0.2 million during the six months ended June 30, 2011.

Net other expense was $0.4 million during the six months ended June 30, 2012 compared to net other expense of $0.4 million during the six months ended June 30, 2011, which was driven by foreign currency losses.

Income tax expense was $1.5 million during the six months ended June 30, 2012 compared to $2.3 million during the six months ended June 30, 2011. Our effective tax rate was 17.7% for the six months ended June 30, 2012 compared to 22.6% the six months ended June 30, 2011. The decrease in our effective tax rate is due to the reversal of unrecognized tax benefits originally recorded in 2007, 2008, 2009 , 2010 and 2011 which amounted to $0.5 million.

Liquidity and Capital Resources

Sources and Uses of Cash:

(In thousands)	Six months ended June 30, 2012	Increase/(Decrease) in cash	Six months ended June 30, 2011
Net cash provided by operating activities	$8,601	$4,008	$4,593
Net cash used for investing activities	(4,691)	1,376	(6,067)
Net cash used for financing activities	(2,470)	13,874	(16,344)
Effect of exchange rate changes on cash	(124)	(1,593)	1,469

(In thousands)	June 30, 2012	Increase	December 31, 2011
Cash and cash equivalents	$30,688	$1,316	$29,372
Working capital	99,371	14,610	84,761

Net cash provided by operating activities increased by $4.0 million from $4.6 million during the six months ended June 30, 2011 to $8.6 million during the six months ended June 30, 2012 The improvement in cash provided by operating activities is due primarily to a conscious effort to lower our inventory levels in 2012 as evidenced by inventories decreasing by $10.6 million for the six months ended June 30, 2012 compared to an increase in inventories of $11.4 million in the first six months of 2011. Partially offsetting this improvement is a decrease in accounts payable and accrued expenses of $13.5 million for the six months ended June 30, 2012 compared to a decrease of $2.5 million for the six months ended June 30, 2011. In addition, accounts receivable increased by $4.7 million for the six months ended June 30, 2012 due to a relatively high percentage of our sales occurring during the last two months of the quarter ending June 30, 2012.

Net cash used for investing activities decreased by $1.4 million from $6.1 million during the six months ended June 30, 2011 to $4.7 million during the six months ended June 30, 2012. Cash outflows to purchase property, plant and equipment were $5.6 million for the six months ended June 30, 2011 compared to cash outflows of $4.3 million recorded during the six months ended June 30, 2012. The decrease in property, plant and equipment purchases is due to the completion of the capacity expansion at the Yang Zhou factory during 2011.

Net cash used for financing activities decreased by $13.9 million from cash outflows of $16.3 million during the six months ended June 30, 2011 to cash outflows of $2.5 million during the six months ended June 30, 2012. The decrease in cash used for financing activities was driven primarily by our net payments of $3.4 million on our term loan and credit facility with U.S. Bank during the six months ended June 30, 2012 compared to payments of $14.4 million during the six months ended June 30, 2011. In addition, treasury stock repurchases decreased by $3.0 million during the six months ended June 30, 2012 compared to the same period in 2011.

During the six months ended June 30, 2012, we repurchased 27,980 shares of our common stock for $0.5 million compared to our repurchase of 137,190 shares of our common stock for $3.5 million during the six months ended June 30, 2011. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.

On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2012, we have repurchased 958,070 shares of our common stock under this authorization, leaving 41,930 shares available for repurchase.

On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. We have not repurchased any shares under the Board authorization approved on October 26, 2011 as of June 30, 2012.

Contractual Obligations

On June 30, 2012, our contractual obligations were $92.9 million compared to $63.4 million reported in our Annual Report on Form 10-K as of December 31, 2011. The following table summarizes our contractual obligations on June 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Contractual obligations:
Operating lease obligations	$13,966	$2,086	$4,025	$3,087	$4,768
Purchase obligations(1)	78,912	5,812	28,050	45,050	—

Total contractual obligations	$92,878	$7,898	$32,075	$48,137	$4,768

(1)	Purchase obligations include contractual payments to purchase tooling assets and inventory.

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

(In thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$30,688	$29,372
Total debt	13,000	16,400
Available borrowing resources	17,000	18,000

On June 30, 2012, we had an outstanding balance of $10.0 million related to our U.S. Bank 1-year term loan facility. Our term loan, along with our line of credit and available cash, were utilized to finance the acquisition of Enson and to pay related transaction costs, fees, and expenses. Amounts paid or prepaid on the term loan may not be re-borrowed. The minimum principal payments for the term loan are $2.2 million each quarter. The remaining principal and interest payment is due on October 5, 2012. In addition, a final payment equal to the unpaid principal balance plus accrued interest is due on the term loan maturity date. The term loan maturity date is November 1, 2012.

Our U.S. Bank credit agreement is secured by sixty-five percent of Enson. Amounts available for borrowing are reduced by the balance of any outstanding import letters of credit and are subject to certain quarterly financial covenants related to our cash flow, fixed charges, quick ratio, and net income. On March 2, 2012, we entered into an amendment adjusting the quick ratio effective December 31, 2011. We were not in breach of our debt covenants on June 30, 2012.

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

On June 30, 2012, we had approximately $1.3 million, $6.1 million, $19.8 million, $0.01 million and $3.5 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively. On December 31, 2011, we had approximately $4.1 million, $7.6 million, $16.5 million, $0.1 million, and $1.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. We may withdraw either U.S. dollars or foreign currencies from our credit facilities. Our market risk exposures in connection with the debt are primarily U.S. dollar LIBOR-based floating interest. On June 30, 2012, we had an outstanding balance of $10.0 million related to our U.S. Bank 1-year term loan facility. The term loan maturity date is November 1, 2012, after extending the term for an additional 12 months effective October 31, 2011. Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At June 30, 2012, the 1-month LIBOR plus the fixed margin was approximately 1.7%, and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

On June 30, 2012, we had an outstanding balance of $3.0 million related to our U.S. Bank secured revolving credit line. Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At June 30, 2012, the 1-month LIBOR plus the fixed margin was 2.0%, and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

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

Foreign Currency Exchange Rate Risk

At June 30, 2012, we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, People’s Republic of China, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the six months ended June 30, 2012 were the Argentine Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2012, we believe that movements in foreign currency rates may have a material effect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, and Singapore dollar relative to the U.S. dollar fluctuate 10% from June 30, 2012, net income and total cash flows in the third quarter of 2012 will fluctuate by approximately $3.1 million and $3.2 million, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. At June 30, 2012, we have purchased 958,070 shares of our common stock, leaving 41,930 shares available for purchase under this authorization. On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. At June 30, 2012, we have not repurchased any shares under the Board authorization approved on October 26, 2011. Repurchase information for the second quarter of 2012 is set forth by month in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	6,810	$18.01	6,810	1,045,839
May 1, 2012 – May 31, 2012	2,369	14.79	2,369	1,043,470
June 1, 2012 – June 30, 2012	1,540	12.46	1,540	1,041,930

Total Second Quarter 2012	10,719	$16.50	10,719	1,041,930

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	Universal Electronics Inc.

/s/ Bryan M. Hackworth
Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No	Description
10.1	Standard Office Lease between Universal Electronics Inc. and The Realty Associates Fund VIII, L.P., dated May 11, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2012 filed on May 18, 2012 (File No. 0-21044)).

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.