Form 10-Q
period 2012-09-30
UNIVERSAL ELECTRONICS INC
filed 2012-11-08
CIK 101984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number: 0-21044

UNIVERSAL ELECTRONICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0204817
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 E. Sandpointe Avenue, 8th Floor Santa Ana, California	92707
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (714) 918-9500

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,043,221 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 1, 2012.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share-related data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$41,216	$29,372
Accounts receivable, net	92,392	82,184
Inventories, net	72,115	90,904
Prepaid expenses and other current assets	3,286	3,045
Deferred income taxes	6,561	6,558

Total current assets	215,570	212,063
Property, plant, and equipment, net	76,890	80,449
Goodwill	30,833	30,820
Intangible assets, net	30,534	32,814
Other assets	5,373	5,350
Deferred income taxes	8,073	7,992

Total assets	$367,273	$369,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,688	$55,430
Line of credit	2,000	2,000
Notes payable	4,800	14,400
Accrued sales discounts, rebates and royalties	6,443	6,544
Accrued income taxes	4,267	5,707
Accrued compensation	31,343	29,204
Deferred income taxes	52	50
Other accrued expenses	8,214	13,967

Total current liabilities	105,807	127,302
Long-term liabilities:
Deferred income taxes	11,336	11,056
Income tax payable	1,136	1,136
Other long-term liabilities	1,652	5

Total liabilities	119,931	139,499

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,368,580 and 21,142,915 shares issued on September 30, 2012 and December 31, 2011, respectively	214	211
Paid-in capital	178,602	173,701
Accumulated other comprehensive (loss) income	(57)	938
Retained earnings	167,651	154,016

	346,410	328,866
Less cost of common stock in treasury, 6,360,302 and 6,353,035 shares on September 30, 2012 and December 31, 2011, respectively	(99,068)	(98,877)

Total stockholders’ equity	247,342	229,989

Total liabilities and stockholders’ equity	$367,273	$369,488

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net sales	$124,871	$123,527	$345,307	$350,985
Cost of sales	88,433	89,349	247,572	254,284

Gross profit	36,438	34,178	97,735	96,701
Research and development expenses	3,521	2,861	10,408	9,275
Selling, general and administrative expenses	23,383	21,852	69,015	67,116

Operating income	9,534	9,465	18,312	20,310
Interest income (expense), net	(24)	(56)	(112)	(210)
Other income (expense), net	(65)	(353)	(515)	(771)

Income before provision for income taxes	9,445	9,056	17,685	19,329
Provision for income taxes	(2,595)	(1,972)	(4,050)	(4,297)

Net income	$6,850	$7,084	$13,635	$15,032

Earnings per share:
Basic	$0.46	$0.48	$0.91	$1.00

Diluted	$0.45	$0.47	$0.90	$0.98

Shares used in computing earnings per share:
Basic	14,984	14,887	14,931	14,963

Diluted	15,099	15,147	15,087	15,312

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net income	$6,850	$7,084	$13,635	$15,032
Other comprehensive income (loss):
Change in foreign currency translation adjustment	498	(2,076)	(995)	2,117

Comprehensive income	$7,348	$5,008	$12,640	$17,149

See Note 4 for further information concerning our purchases from a related party vendor.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ELECTRONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2012	2011
Cash provided by operating activities:
Net income	$13,635	$15,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,948	12,907
Provision for doubtful accounts	72	241
Provision for inventory write-downs	2,148	3,610
Deferred income taxes	146	26
Tax benefit from exercise of stock options and vested restricted stock	(160)	399
Excess tax benefit from stock-based compensation	(49)	(422)
Shares issued for employee benefit plan	620	592
Stock-based compensation	3,447	3,280
Changes in operating assets and liabilities:
Accounts receivable	(10,876)	(2,772)
Inventories	15,758	(22,172)
Prepaid expenses and other assets	(282)	674
Accounts payable and accrued expenses	(8,335)	2,456
Accrued income taxes	(1,428)	(2,049)

Net cash provided by operating activities	27,644	11,802

Cash used for investing activities:
Acquisition of property, plant, and equipment	(6,525)	(10,140)
Acquisition of intangible assets	(802)	(814)

Net cash used for investing activities	(7,327)	(10,954)

Cash used for financing activities:
Issuance of debt	12,000	—
Payment of debt	(21,600)	(16,600)
Proceeds from stock options exercised	1,425	1,381
Treasury stock purchased	(619)	(9,512)
Excess tax benefit from stock-based compensation	49	422

Net cash used for financing activities	(8,745)	(24,309)

Effect of exchange rate changes on cash	272	1,212

Net increase (decrease) in cash and cash equivalents	11,844	(22,249)
Cash and cash equivalents at beginning of period	29,372	54,249

Cash and cash equivalents at end of period	$41,216	$32,000

Supplemental Cash Flow Information — We had income tax payments of $6.5 million and $6.9 million during the nine months ended September 30, 2012 and 2011, respectively. We had interest payments of $0.2 million and $0.3 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Our results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Estimates, Judgments and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowances for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments and assumptions may be adjusted as more information becomes available. Any adjustment may be material.

See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our significant accounting policies.

Recent Accounting Pronouncements

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

During September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in ASU 2011-08 are intended to reduce the cost and complexity associated with goodwill impairment tests required under the Accounting Standard Codification Topic 350 Intangibles – Goodwill and Other. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance became effective January 1, 2012 and will be considered during the 2012 goodwill impairment testing. We do not expect it to have an impact on our consolidated financial position or results of operations.

During December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This pronouncement is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 with retrospective application required. The adoption of ASU 2011-11 will result in changes to our presentation and disclosure only and will not have an impact on our consolidated results of operations and financial condition.

During July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The new accounting guidance is intended to simplify impairment testing for indefinite-lived intangible assets. Entities will now be allowed to perform a qualitative assessment on indefinite-lived intangible asset impairment to determine whether a quantitative assessment is necessary. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect it to have an impact on our consolidated financial position or results of operations.

Note 2: Cash and Cash Equivalents

Our cash and cash equivalents that were accounted for at fair value on a recurring basis on September 30, 2012 and December 31, 2011 were the following:

	September 30, 2012				December 31, 2011
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$41,216	$—	$—	$41,216	$29,372	$—	$—	$29,372

On September 30, 2012, we had approximately $7.7 million, $5.8 million, $21.9 million, $0.6 million and $5.2 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively.

On December 31, 2011, we had approximately $4.1 million, $7.6 million, $16.5 million, $0.1 million, and $1.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively.

See Note 2 under the caption Cash and Cash Equivalents in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 3: Accounts Receivable, Net and Revenue Concentrations

Accounts receivable, net consisted of the following on September 30, 2012 and December 31, 2011:

(In thousands)	September 30, 2012	December 31, 2011
Trade receivables, gross	$89,593	$82,305
Allowance for doubtful accounts	(318)	(1,021)
Allowance for sales returns	(762)	(981)

Trade receivables, net	88,513	80,303
Other receivables	3,879	1,881

Accounts receivable, net	$92,392	$82,184

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts during the three months ended September 30, 2012 and 2011 were the following:

.

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	(Write-offs)/ FX Effects	Balance at End of Period
Valuation account for trade receivables
Three months ended September 30, 2012	$1,051	$35	$(768)	$318
Three months ended September 30, 2011	$1,105	$12	$(114)	$1,003

Changes in the allowance for doubtful accounts during the nine months ended September 30, 2012 and 2011 were the following:

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	Write-offs/ FX Effects	Balance at End of Period
Valuation account for trade receivables
Nine months ended September 30, 2012	$1,021	$72	$(775)	$318
Nine months ended September 30, 2011	$878	$251	$(126)	$1,003

Sales Returns

The allowance for sales returns balance at September 30, 2012 and December 31, 2011 contained reserves for items returned prior to year-end, but were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.4 million and $0.7 million on September 30, 2012 and December 31, 2011, respectively. The value of these returned goods was included in our inventory balance at September 30, 2012 and December 31, 2011.

Significant Customers

During the three and nine months ended September 30, 2012 and 2011, we had net sales to the following significant customers that totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2012		2011
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$23,691	19.0%	$16,045	13.0%

	Nine months Ended September 30,
	2012		2011
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$59,117	17.1%	$36,571	10.4%
Sony	—	—	38,456	11.0%

Trade receivables with these customers were the following on September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
DIRECTV	$9,422	10.2%	$7,599	9.2%
Sony	—	—	7,064	8.6%

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

Note 4: Inventories, Net and Significant Suppliers

Inventories, net consisted of the following on September 30, 2012 and December 31, 2011:

(In thousands)	September 30, 2012	December 31, 2011
Raw materials	$16,156	$17,014
Components	15,702	21,819
Work in process	2,326	1,071
Finished goods	40,238	54,447
Reserve for excess and obsolete inventory	(2,307)	(3,447)

Inventories, net	$72,115	$90,904

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory during the three months ended September 30, 2012 and 2011 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/ FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Three Months Ended September 30, 2012	$3,037	$505	$(566)	$(669)	$2,307
Three Months Ended September 30, 2011	$2,525	$1,243	$(289)	$(502)	$2,977

Changes in the reserve for excess and obsolete inventory during the nine months ended September 30, 2012 and 2011 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/ FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Nine months Ended September 30, 2012	$3,447	$1,891	$(1,124)	$(1,907)	$2,307
Nine months Ended September 30, 2011	$2,135	$2,992	$(896)	$(1,254)	$2,977

(1)

The additions charged to costs and expenses does not include inventory directly written-off that was scrapped during production totaling $0.02 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

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

Significant Suppliers

We purchase integrated circuits, components and finished goods from multiple sources. The total integrated circuit purchases from Samsung were greater than 10% of our total inventory purchases for the three and nine months ended September 30, 2011.

During the three months ended September 30, 2011, the amount purchased from this supplier was the following:

	Three Months Ended September 30,
	2012		2011
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	—	—	$8,069	10.3%

During the nine months ended September 30, 2011, the amount purchased from this supplier was the following:

	Nine months Ended September 30,
	2012		2011
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	—	—	$24,017	11.2%

The total accounts payable to this supplier on December 31, 2011 was the following:

	September 30, 2012		December 31, 2011
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Samsung	—	—	$1,725	3.1%

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

Related Party Vendor

We purchase certain printed circuit board assemblies (“PCBAs”) from a related party vendor. The vendor is considered a related party for financial reporting purposes because the Senior Vice President of Manufacturing of Enson Assets Limited (“Enson”) owns 40% of this vendor. Our purchases from this vendor for the three and nine months ended September 30, 2012 totaled approximately $2.5 million and $6.0 million, or 4.3% and 3.6% of total inventory purchases, respectively. Our purchases from this vendor for the three and nine months ended September 30, 2011 totaled approximately $2.4 million and $6.3 million, or 3.1% and 2.9% of total inventory purchases, respectively. Payable amounts outstanding to this vendor were approximately $1.9 million and $1.9 million on September 30, 2012 and December 31, 2011, respectively. Our payment terms and pricing with this vendor are consistent with the terms offered by other vendors in the ordinary course of business. The accounting policies that we apply to our transactions with our related party are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party vendor to ensure these purchases remain consistent with our business objectives.

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

The goodwill balance on September 30, 2012 and the changes in the carrying amount of goodwill during the nine months ended September 30, 2012 were the following:

(in thousands)
Balance at December 31, 2011	$30,820
Goodwill adjustment (1)	13

Balance at September 30, 2012	$30,833

(1)	The adjustment, which relates to international goodwill, was the result of fluctuations in the foreign currency exchange rates used to translate the balances into U.S. dollars.

Please see Note 2 under the captions Goodwill and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and the valuation methodology utilized.

Intangible Assets, Net

The components of intangible assets, net on September 30, 2012 and December 31, 2011 were the following:

	September 30, 2012			December 31, 2011
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$369	$(49)	$320	$372	$(50)	$322
Patents (10 years)	7,982	(3,733)	4,249	9,488	(5,306)	4,182
Trademarks and trade names (10 years)	2,841	(1,056)	1,785	2,837	(821)	2,016
Developed and core technology (5-15 years)	3,506	(847)	2,659	3,500	(671)	2,829
Capitalized software development costs (1-2 years)	1,161	(830)	331	1,515	(1,108)	407
Customer relationships (10-15 years)	26,406	(5,216)	21,190	26,367	(3,309)	23,058

Total carrying amount	$42,265	$(11,731)	$30,534	$44,079	$(11,265)	$32,814

(1)	This table excludes fully amortized intangible assets of $10.7 million and $8.1 million on September 30, 2012 and December 31, 2011, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption for the three and nine months ended September 30, 2012 and 2011 is the following:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2012	2011	2012	2011
Cost of sales	$73	$109	$231	$366
Selling, general and administrative	971	947	2,890	2,841

Total amortization expense	$1,044	$1,056	$3,121	$3,207

Estimated future amortization expense related to our intangible assets, net at September 30, 2012, is the following:

(In thousands)
2012 (remaining 3 months)	$858
2013	3,262
2014	3,100
2015	2,987
2016	2,950
Thereafter	17,377

Total	$30,534

Intangibles Measured at Fair Value on a Nonrecurring Basis

We did not record any material impairment charges related to our intangible assets during the nine months ended September 30, 2012. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. Quoted prices for identical or similar patents, trademarks and trade names are unavailable. The fair value of intangible assets is based upon management’s judgment. Management believes that the net book value represents the fair value of our patents, trademarks and trade names. The fair value adjustments for intangible assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 were composed of the following:

	Fair Value Measurement Using
(In thousands) Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Patents, trademarks and trade names	$6,034	$—	$—	$6,034	$(8)

We disposed of 13 patents with an immaterial aggregate carrying amount during the nine months ended September 30, 2012. We disposed of five patents and 11 trademarks with an immaterial aggregate carrying amount during the nine months ended September 30, 2011.

See Note 2 under the captions Long-Lived Assets and Intangible Assets Impairment, Capitalized Software Development Costs, and Fair-Value Measurements in our Annual Report on Form 10-K for further information regarding our accounting principles and valuation methodology utilized.

Note 6: Notes Payable and Line of Credit

Notes payable and line of credit on September 30, 2012 and December 31, 2011 were composed of the following:

	Amount Outstanding
(In thousands)	September 30, 2012	December 31, 2011
U.S. Bank Term Loan Facility(1)	$4,800	$14,400
U.S. Bank Revolving Credit Line (2)	2,000	2,000

Total debt	$6,800	$16,400

(1)

Under the U.S. Bank term loan, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.5%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. On September 30, 2012, the 1-month LIBOR plus the fixed margin was approximately 1.7% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, the Company must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned.

(2)

Under the U.S. Bank secured revolving credit line, we may elect to pay interest based on the bank’s prime rate or LIBOR plus a fixed margin of 1.8%. The applicable LIBOR (1, 3, 6, or 12-month LIBOR) corresponds with the loan period we select. At September 30, 2012, the 1-month LIBOR plus the fixed margin was approximately 2.0% and the bank’s prime rate was 3.25%. If a LIBOR rate loan is prepaid prior to the completion of the loan period, we must pay the bank the difference between the interest the bank would have earned had prepayment not occurred and the interest the bank actually earned. We may prepay prime rate loans in whole or in part at any time without a premium or penalty.

Our total interest expense on borrowings during each of the three months ended September 30, 2012 and 2011 was $0.1 million. Our total interest expense on borrowings during each of the nine months ended September 30, 2012 and 2011 was $0.2 million and $0.3 million, respectively.

On October 2, 2012, we entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with U.S. Bank National Association. Under the Amended Credit Agreement, the existing secured revolving credit line (“Credit Line”) was increased from $20.0 million to $55.0 million and the expiration date was extended from November 1, 2012 to November 1, 2014. The Amended Credit Agreement requires that the Credit Line be used to pay off the remaining outstanding balance of the existing term loan with U.S. Bank National Association. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson, our wholly-owned subsidiary which controls our manufacturing factories in the People’s Republic of China (“PRC”).

Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank National Association or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from -0.25% to +0.25%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.

The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default.

Note 7: Income Taxes

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $2.6 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was 27.5% and 21.8% during the three months ended September 30, 2012 and 2011, respectively. The increase in our effective tax rate is due to a shift of income from lower tax rate jurisdictions to higher tax rate jurisdictions.

We recorded income tax expense of $4.1 million and $4.3 million for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rate was 22.9% and 22.2% during the nine months ended September 30, 2012 and 2011, respectively.

On September 30, 2012, we had gross unrecognized tax benefits of approximately $5.0 million, including interest and penalties, of which approximately $4.5 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.1 million on September 30, 2012 and December 31, 2011 are included in our unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On September 30, 2012, the open statutes of limitations in our significant tax jurisdictions are as follows: federal 2008 through 2011, state 2007 through 2011, and non-U.S. 2005 through 2011. On September 30, 2012, our gross unrecognized tax benefits of $5.0 million, which included $0.1 million of interest, are classified as long term because we do not anticipate the payment of cash related to those unrecognized tax benefits within one year.

See Note 2 under the caption Income Taxes in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 8: Accrued Compensation

The components of accrued compensation on September 30, 2012 and December 31, 2011 are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Accrued social insurance(1)	$19,719	$20,027
Accrued salary/wages	5,129	4,084
Accrued vacation/holiday	1,923	1,943
Accrued bonus(2)	2,918	1,140
Accrued commission	281	461
Accrued medical insurance claims	559	300
Other accrued compensation	814	1,249

Total accrued compensation	$31,343	$29,204

(1)

Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is composed of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2012 and December 31, 2011.

(2)

Accrued bonus contains an accrual for an extra month of salary (“13th month salary”) to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31 of each year. The total accrued for the 13th month salary is $0.4 million and $0.4 million on September 30, 2012 and December 31, 2011, respectively. The remaining accrued bonus for 2012 is the estimated amount that will be paid to non-executive and executive level employees. Executive management was not paid bonuses related to the year ended December 31, 2011.

Note 9: Other Accrued Expenses

The components of other accrued expenses on September 30, 2012 and December 31, 2011 are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Advertising and marketing	$548	$415
Amount due to CG International Holdings Limited (1)	—	5,138
Duties	462	667
Freight	1,458	2,220
Interest	43	81
Professional fees	1,035	992
Property, plant, and equipment (3)	77	30
Sales taxes and VAT	1,001	710
Tooling (2)	157	459
Third-party commissions	360	401
Utilities	324	327
Other	2,749	2,527

Total other accrued expenses	$8,214	$13,967

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

Product Warranties

Changes in the liability for product warranty claim costs are presented below:

(In thousands) Description	Balance at Beginning of Period	Accruals (Reductions) for Warranties Issued During the Period	Settlements (in Cash or in Kind) During the Period	Balance at End of Period
Nine months Ended September 30, 2012	$6	—	—	$6
Nine months Ended September 30, 2011	$71	$(27)	$(38)	$6

Litigation

On July 15, 2011, we filed a lawsuit against Logitech, Inc., Logitech International S.A. and Logitech Europe S.A. in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies were infringing seventeen of our patents related to remote control technology. We alleged that this complaint related to multiple Logitech remote control products and were seeking monetary relief for the infringement, including enhanced damages due to the willfulness of the Logitech companies’ actions, injunctive relief to enjoin the Logitech companies from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. In its answer, filed on November 3, 2011, the Logitech companies generally denied all of our allegations of infringement and counterclaimed that we were infringing five of their patents. On November 24, 2011, we answered the Logitech companies’ counterclaims, generally denying all of their allegations of infringement. On September 26, 2012, the Logitech companies and the Company entered into a long-term, confidential Settlement and License Agreement with an effective date of July 1, 2012 (the “Agreement”). During the term of the Agreement, the Logitech companies and the Company dismissed all lawsuits and, among other things, the Logitech companies will pay royalties to the Company to license the technologies covered by our patents in this suit. Additionally, the Logitech companies agreed to pay the Company $2.0 million for past royalties for the period covering July 1, 2010 through June 30, 2012. Due to the historical and ongoing relationship with the Logitech companies, this amount is included in net sales for the three- and nine-month periods ended September 30, 2012.

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. (“URC”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC is infringing, directly and indirectly, four of our patents related to remote control technology. We have alleged that this complaint relates to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of URC’s actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. URC has denied infringing our patents. This matter is still in the early stages, with discovery just beginning.

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

Non-Qualified Deferred Compensation Plan

We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. Generally, an election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. On September 30, 2012 and December 31, 2011, the amounts deferred under the plan were immaterial to our financial statements.

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan (“India Plan”) for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on September 30, 2012 and December 31, 2011 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At September 30, 2012, approximately 41 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at September 30, 2012 and December 31, 2011 for the India Plan is not material. During the nine months ended September 30, 2012 and 2011, the net periodic benefit costs were also not material.

Note 11: Treasury Stock

During the nine months ended September 30, 2012 and 2011, we repurchased 37,267 and 441,071 shares of our common stock at a cost of $0.6 million and $9.5 million, respectively. Repurchased shares are recorded as shares held in treasury at cost. We generally hold these shares for future use as our management and Board of Directors deem appropriate, including compensating our outside directors. During the nine months ended September 30, 2012 and 2011, we issued 30,000 and 22,500 shares, respectively, to outside directors for services performed (see Note 13).

On February 11, 2010, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our issued and outstanding common stock. As of September 30, 2012, we have repurchased 967,357 shares of our common stock under this authorization, leaving 32,643 shares available for repurchase.

On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. As of September 30, 2012, we have not repurchased any shares under the Board authorization approved on October 26, 2011.

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

Foreign Operations

Our net sales to external customers by geographic area for the three and nine months ended September 30, 2012 and 2011 were the following:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net sales:
United States	$48, 985	$37,246	$123,239	$98,668
International:
People’s Republic of China	21,300	30,290	56,060	83,076
Argentina	2,279	2,409	6,841	4,673
Australia	347	522	895	1,078
Brazil	4,922	3,912	10,800	6,326
Canada	2,665	4,665	8,777	9,882
France	1,034	1,254	1,860	3,362
Germany	1,505	1,635	5,451	4,761
Israel	80	1,018	3,940	2,628
Italy	299	371	1,051	1,667
Japan	9,252	10,647	29,288	31,922
Korea	3,060	1,296	8,423	6,160
Malaysia	3 ,157	3,444	9,588	12,942
Netherlands	587	559	2,168	1,149
Portugal	278	663	773	1,463
Singapore	4,272	1,027	10,913	13,055
South Africa	1,355	2,833	3,091	5,211
Spain	1,027	872	2,735	2,925
Taiwan	2,189	5,169	8,248	16,515
Thailand	3,927	2,213	14,179	9,684
United Kingdom	7,018	5,038	18,843	16,567
All other	5,333	6,444	18,144	17,271

Total international	75,886	86,281	222,068	252,317

Total net sales	$124,871	$123,527	$345,307	$350,985

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to individual countries.

Long-lived asset information is the following:

(In thousands)	September 30, 2012	December 31, 2011
Long-lived tangible assets:
United States	$4,011	$3,530
People’s Republic of China	74,655	78,466
All other countries	3,597	3,803

Total	$82,263	$85,799

Note 13: Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption for the three and nine months ended September 30, 2012 and 2011 is the following:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2012	2011	2012	2011
Cost of sales	$—	$2	—	$13
Research and development	52	63	167	199
Selling, general and administrative	1,058	1,130	3,280	3,068

Stock-based compensation expense before income taxes	$1,110	$1,195	$3,447	$3,280

Selling, general and administrative expense includes pre-tax stock-based compensation related to stock option awards granted to outside directors of $0.01 million and $0 during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, pre-tax stock-based compensation related to options granted to directors was $0.04 million and $0.1 million, respectively.

Selling, general and administrative expense also includes stock-based compensation related to restricted stock awards granted to outside directors of $0.1 million and $0.2 million during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, stock-based compensation related to restricted stock awards granted to outside directors was $0.5 million and $0.4 million, respectively.

The income tax benefit from the recognition of stock-based compensation during the three months ended September 30, 2012 and 2011 was $0.3 million and $0.4 million, respectively. The income tax benefit from the recognition of stock-based compensation during the nine months ended September 30, 2012 and 2011 was $1.1 million and $1.1 million, respectively.

Stock Options

During the nine months ended September 30, 2012, the Compensation Committee and Board of Directors granted 153,200 stock options to employees with an aggregate grant date fair value of $1.5 million under various stock incentive plans. The stock options granted consisted of the following:

(In thousands, except share amounts)
Stock Option Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
February 8, 2012	148,200	$1,430	3-Year Vesting Period (8.33% each quarter)
August 6, 2012	5,000	$36	4-Year Vesting Period (25% each year)

	153,200	$1,466

During the nine months ended September 30, 2012, we recognized $0.3 million of pre-tax stock-based compensation expense related to our 2012 stock option grants.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair values of stock option grants were the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Weighted average fair value of grants(1)	$7.17	—	$9.57	$13.74
Risk-free interest rate	0.72%	—	0.86%	2.29%
Expected volatility	54.44%	—	55.22%	52.25%
Expected life in years	5.34	—	5.15	5.03

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

Stock option activity during the nine months ended September 30, 2012 was the following:

	Number of Options (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value $ (thousands)
Outstanding on December 31, 2011	1,502	$19.53
Granted	153	19.92
Exercised	(97)	14.63		$277
Forfeited/cancelled/expired	(50)	21.51

Outstanding on September 30, 2012	1,508	$19.82	4.85	$2,114

Vested and expected to vest on September 30, 2012	1,503	$19.82	4.84	$2,109
Exercisable on September 30, 2012	1,230	$19.30	4.04	$2,043

The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on September 30, 2012. The aggregate intrinsic value is the difference between the closing price of Universal Electronics Inc.’s common stock on the last trading day of the third quarter of 2012 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended September 30, 2012 and 2011, was $0.04 million and $0.04 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2012 and 2011, was $0.3 million and $0.8 million, respectively.

At September 30, 2012, there was $2.5 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted-average period of 1.9 years.

Restricted Stock

During the nine months ended September 30, 2012, the Compensation Committee and Board of Directors granted 174,890 restricted stock awards to employees with an aggregate grant date fair value of $2.6 million under various stock incentive plans. The restricted stock awards consisted of the following:

(In thousands, except share amounts)
Restricted Stock Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
February 8, 2012	71,300	$1,432	3-Year Vesting Period (8.33% each quarter)
August 2, 2012	100,000	$1,100	3-Year Vesting Period (33.3% each year)
September 4, 2012	325	$4	3-Year Vesting Period (33.3% each year)
September 10, 2012	3,265	$39	3-Year Vesting Period (33.3% each year)

	174,890	$2,575

In addition to the grants to employees, 30,000 shares of restricted stock with a grant date fair value of $0.4 million were granted to our outside directors on July 1, 2012 as a part of their annual compensation package. These shares are subject to a one-year vesting period (25% each quarter).

During the nine months ended September 30, 2012, we recognized $0.5 million of pre-tax stock-based compensation expense related to our 2012 restricted stock award grants.

Non-vested restricted stock award activity during the nine months ended September 30, 2012 (including restricted stock issued to directors as described in Note 11) was the following:

	Shares Granted (thousands)	Weighted- Average Grant Date Fair Value
Non-vested on December 31, 2011	205	$24.43
Granted	205	15.22
Vested	(101)	22.27
Forfeited	(6)	22.72

Non-vested on September 30, 2012	303	$18.96

At September 30, 2012, we expect to recognize $5.0 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average period of 2.0 years.

See Note 2 under the caption Stock-Based Compensation in our Annual Report on Form 10-K for further information regarding our accounting principles.

Note 14: Other Income (Expense), Net

The components of other income (expense), net for the three and nine months ended September 30, 2012 and 2011 are the following:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net gain (loss) on foreign currency exchange contracts(1)	$96	$(569)	$(118)	$(123)
Net gain (loss) on foreign currency exchange transactions	(266)	210	(604)	(1,008)
Other income (expense)	105	6	207	360

Other income (expense), net	$(65)	$(353)	$(515)	$(771)

(1)	This represents the losses incurred on foreign currency hedging derivatives (see Note 16 for further details).

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

In the computation of diluted earnings per common share for the three months ended September 30, 2012 and 2011, we have excluded 1,215,475 and 631,000 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended September 30, 2012 and 2011, we have excluded 212,744 and 225,416 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

In the computation of diluted earnings per common share for the nine months ended September 30, 2012 and 2011, we have excluded 1,050,158 and 498,040 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the nine months ended

September 30, 2012 and 2011, we have excluded 178,773 and 89,690 of unvested shares of restricted stock, respectively, whose combined unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of the underlying common stock, as their effect would be anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 are calculated as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands, except per-share amounts)	2012	2011	2012	2011
BASIC
Net income	$6,850	$7,084	$13,635	$15,032

Weighted-average common shares outstanding	14,984	14,887	14,931	14,963

Basic earnings per share	$0.46	$0.48	$0.91	$1.00

DILUTED
Net income	$6,850	$7,084	$13,635	$15,032

Weighted-average common shares outstanding for basic	14,984	14,887	14,931	14,963
Dilutive effect of stock options and restricted stock	115	260	156	349

Weighted-average common shares outstanding on a diluted basis	15,099	15,147	15,087	15,312

Diluted earnings per share	$0.45	$0.47	$0.90	$0.98

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

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis on September 30, 2012:

		Fair Value Measurement Using
(In thousands) Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Foreign currency exchange futures contracts	$(55)	$—	$(55)	$—

	$(55)	$—	$(55)	$—

We held foreign currency exchange contracts which resulted in a net pre-tax gain of $0.1 million for the three months ended September 30, 2012 and a net pre-tax loss of $0.6 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, we had a net pre-tax loss of $0.1 million and a net pre-tax loss of $0.1 million, respectively.

Futures Contracts

We held one USD/Euro futures contract with a notional value of $6.0 million and a forward rate of $1.2972 USD/Euro at September 30, 2012. We held the Euro position on this contract, which settled on October 19, 2012. The loss on this contract as of September 30, 2012 was $55 thousand and is included in other accrued expenses. This contract was settled at a gain of $236 thousand resulting in a gain of $291 thousand in October 2012.

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

Beginning in 1986 and continuing today, we have compiled an extensive IR code library that covers over 697,100 individual device functions and over 4,800 individual consumer electronic equipment brand names. Our library is regularly updated with new IR codes used in newly introduced video and audio devices. All such IR codes are captured from the original manufacturer’s remote control devices or manufacturer’s specifications to ensure the accuracy and integrity of the database. We have also developed patented technologies that provide the capability to easily upgrade the memory of the wireless control device by adding IR codes from the library that were not originally included.

We operate as one business segment. We have 24 international subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People’s Republic of China (4) and the United Kingdom.

To recap our results for the nine months ended September 30, 2012:

•	Our net sales decreased 1.6% from $351.0 million for the nine months ended September 30, 2011 to $345.3 million for the nine months ended September 30, 2012.

•

Our operating income during the first nine months of 2012 decreased 9.8% to $18.3 million from $20.3 million during the first nine months of 2011. Our operating margin percentage decreased from 5.9% in the first nine months of 2011 to 5.2% in the first nine months of 2012. Our gross margin percentage improved from 27.6% during the nine months ended September, 30 2011 to 28.3% during the same period in 2012. This improvement was due primarily to the fact that more units were produced internally versus by third party manufacturers in 2012 compared to 2011. In addition, in the third quarter of 2012 we received a lump sum payment in connection with entering into a long-term, confidential Settlement and License Agreement with Logitech. This lump-sum payment was recognized as revenue in the third quarter of 2012 (see Note 10 of the Notes to the Consolidated Financial Statements). Operating expenses, as a percent of sales, increased from 21.7% in the first nine months of 2011 to 23.1% in the first nine months of 2012 primarily due to increased third party legal fees.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Results of Operations

Our results of operations as a percentage of net sales for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8	72.3	71.7	72.4

Gross profit	29.2	27.7	28.3	27.6
Research and development expenses	2.8	2.3	3.0	2.6
Selling, general and administrative expenses	18.7	17.7	20.1	19.1

Operating expenses	21.5	20.0	23.1	21.7

Operating income	7.7	7.7	5.2	5.9
Interest income (expense), net	(0.0)	(0.0)	(0.0)	(0.1)
Other income (expense), net	(0.1)	(0.3)	(0.1)	(0.2)

Income before provision for income taxes	7.6	7.4	5.1	5.6
Provision for income taxes	(2.1)	(1.6)	(1.2)	(1.2)

Net income	5.5%	5.8%	3.9%	4.4%

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011:

Net sales by our Business and Consumer lines for the three months ended September 30, 2012 and 2011 were the following:

	2012		2011
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$111.9	89.6%	$111.3	90.1%
Consumer	13.0	10.4	12.2	9.9%

Total net sales	$124.9	100.0%	$123.5	100.0%

Overview

Net sales for the third quarter of 2012 were $124.9 million, an increase of 1.1% compared to $123.5 million for the third quarter of 2011. Net income for the third quarter of 2012 was $6.9 million or $0.45 per diluted share compared to $7.1 million or $0.47 per diluted share for the third quarter of 2011.

Consolidated

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 90% of net sales in the third quarter of 2012 compared to approximately 90% in the third quarter of 2011. Net sales in our Business lines for the three months ended September 30, 2012 increased by approximately 0.5% to $111.9 million from $111.3 million in the third quarter of 2011. The prolonged sluggish global economy has had an adverse effect on television sales, which, in turn, directly affects our sales to consumer electronics companies. Offsetting the decrease in sales to consumer electronics companies is an increase in net sales within subscription broadcasting. Net sales in subscription broadcasting have remained strong in North America and have grown significantly, on a percentage basis, in Latin America, specifically Brazil.

Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 10% of net sales for the third quarter of 2012 compared to approximately 10% for the third quarter of 2011. Net sales in our Consumer lines for the third quarter of 2012 increased by 7% to $13.0 million from $12.2 million during the same period in 2011. International retail sales increased from $11.1 million in the third quarter of 2011 to $11.8 million during the third quarter of 2012 due primarily to increased sales in Latin America. In addition, North American retail sales increased from $0.9 million to $1.2 million.

Gross profit for the third quarter of 2012 was $36.4 million compared to $34.2 million for the third quarter of 2011. Gross profit as a percent of sales increased to 29.2% during the third quarter of 2012 from 27.7 % during the third quarter of 2011. This improvement is due primarily to the long-term, confidential Settlement and License Agreement with Logitech which resulted in a lump-sum payment that was recognized as revenue in the third quarter of 2012 (see Note 10 of the Notes to the Consolidated Financial Statements).

Research and development expenses increased 23.1% from $2.9 million during the third quarter of 2011 to $3.5 million during the third quarter of 2012. The increase is due to additional resources dedicated to general research & development activities in an effort to continue to develop new products and technologies.

Selling, general and administrative (“SG&A”) expenses increased 7.0% from $21.9 million during the third quarter of 2011 to $23.4 million during the third quarter of 2012. The weakening of the Euro and Brazilian Real compared to the U.S. Dollar had a favorable effect of $1.0 million on SG&A expenses. Offsetting the favorable currency effect was an increase in bonus expense as well as third party legal expenses due to litigation related to protecting our intellectual property.

Net interest expense was $24 thousand during the third quarter of 2012 compared to $56 thousand during the third quarter of 2011.

Net other expense was $0.1 million during the third quarter of 2012 compared to net other expense of $0.4 million during the third quarter of 2011, which was driven by a lower amount of foreign currency losses.

Income tax expense was $2.6 million during the third quarter of 2012 compared to $2.0 million during the third quarter of 2011. Our effective tax rate was 27.5% for the third quarter of 2012 compared to 21.8% for the third quarter of 2011. The increase in our effective tax rate is due to a shift of income from lower tax rate jurisdictions to higher tax rate jurisdictions.

Nine months Ended September 30, 2012 versus Nine months Ended September 30, 2011:

Net sales by our Business and Consumer lines for the nine months ended September 30, 2012 and 2011 were the following:

	2012		2011
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$308.1	89.2%	$317.7	90.5%
Consumer	37.2	10.8	33.3	9.5%

Total net sales	$345.3	100.0%	$351.0	100.0%

Overview

Net sales during the nine months ended September 30, 2012 were $345.3 million, a decrease of 1.6% compared to $351.0 million during the nine months ended September 30, 2011. Net income during the nine months ended September 30, 2012 was $13.6 million or $0.90 per diluted share compared to $15.0 million or $0.98 per diluted share for the nine months ended September 30, 2011.

Consolidated

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were approximately 89% of net sales during the nine months ended September 30, 2012 compared to approximately 91% during the nine months ended September 30, 2011. Net sales in our Business lines during the nine months ended September 30, 2012 decreased by approximately 3% to $308.1 million from $317.7 million during the nine months ended September 30, 2011. The prolonged sluggish global economy has had an adverse effect on television sales, which, in turn, directly affects our sales to consumer electronics companies. Partially offsetting the decrease in sales to consumer electronics companies is an increase in net sales within subscription broadcasting. Net sales in subscription broadcasting have remained strong in North America and have grown significantly, on a percentage basis, in Latin America, specifically Brazil.

Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were approximately 11% of net sales during the nine months ended September 30, 2012 compared to approximately 9% during the nine months ended September 30, 2011. Net sales in our Consumer lines during the nine months ended September 30, 2012 increased by 12% to $37.2 million from $33.3 million during the same period in 2011. International retail sales increased from $30.2 million during the nine months ended September 30, 2011 to $33.6 million during the same period of time in 2012 due primarily to increased sales in Latin America. In addition, North American retail sales increased $0.9 million, from $2.6 million to $3.5 million.

Gross profit during the nine months ended September 30, 2012 was $97.7 million compared to $96.7 million during the nine months ended September 30, 2011. Gross profit as a percent of sales increased to 28.3% during the nine months ended September 30, 2012 from 27.6% during the nine months ended September 30, 2011. This improvement is due primarily to the fact that more units were produced internally versus by third party manufacturers in 2012 compared to 2011. The nine months ended September 2012 was also positively affected by a licensing agreement entered into with a certain customer in the gaming industry as well as the long-term, confidential Settlement and License Agreement entered into with Logitech. Compared to the third quarter of 2011, this favorability was partially offset by pricing pressure from customers.

Research and development expenses increased 12.2% from $9.3 million during the nine months ended September 30, 2011 to $10.4 million during the nine months ended September 30, 2012. The increase is primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new products and technologies.

Selling, general and administrative (“SG&A”) expenses increased 2.8% from $67.1 million during the nine months ended September 30, 2011 to $69.0 million during the nine months ended September 30, 2012. Legal expenses increased by $1.3 million as a result of litigation costs related to protecting our intellectual property. Employee bonus expense increased by $2.5 million. Partially offsetting these increases was a $2.2 million favorable currency effect due to the Euro and Brazilian Real weakening compared to the U.S. Dollar.

Net interest expense was $0.1 million during the nine months ended September 30, 2012 compared to $0.2 million during the nine months ended September 30, 2011.

Net other expense was $0.5 million during the nine months ended September 30, 2012 compared to net other expense of $0.8 million during the nine months ended September 30, 2011, which was driven by a lower amount of foreign currency losses.

Income tax expense was $4.1 million during the nine months ended September 30, 2012 compared to $4.3 million during the nine months ended September 30, 2011. Our effective tax rate was 22.9% for the nine months ended September 30, 2012 compared to 22.2% the nine months ended September 30, 2011.

Liquidity and Capital Resources

Sources and Uses of Cash:

(In thousands)	Nine months ended September 30, 2012	Increase/(Decrease) in cash	Nine months ended September 30, 2011
Net cash provided by operating activities	$27,644	$15,842	$11,802
Net cash used for investing activities	(7,327)	3,627	(10,954)
Net cash used for financing activities	(8,745)	15,564	(24,309)
Effect of exchange rate changes on cash	272	(940)	1,212

(In thousands)	September 30, 2012	Increase	December 31, 2011

Cash and cash equivalents	$41,216	$11,844	$29,372
Working capital	109,763	25,002	84,761

Net cash provided by operating activities increased by $15.8 million from $11.8 million during the nine months ended September 30, 2011 to $27.6 million during the nine months ended September 30, 2012. The improvement in cash provided by operating activities is due primarily to a conscious effort to lower our inventory levels in 2012 as evidenced by inventories decreasing by $15.8 million for the nine months ended September 30, 2012 compared to an increase in inventories of $22.2 million in the first nine months of 2011. Partially offsetting this improvement is a decrease in accounts payable and accrued expenses of $8.3 million for the nine months ended September 30, 2012 compared to an increase of $2.5 million for the nine months ended September 30, 2011. In addition, accounts receivable increased by $10.9 million for the nine months ended September 30, 2012 compared to an increase of $2.8 million for the nine months ended September 30, 2011 due to a higher percentage of our sales occurring during the last two months of the quarter ending September 30, 2012.

Net cash used for investing activities decreased by $3.6 million from $11.0 million during the nine months ended September 30, 2011 to $7.3 million during the nine months ended September 30, 2012. Cash outflows to purchase property, plant and equipment were $10.1 million for the nine months ended September 30, 2011 compared to cash outflows of $6.5 million recorded during the nine months ended September 30, 2012. The decrease in property, plant and equipment purchases is due to the completion of the capacity expansion at the Yang Zhou factory during 2011.

Net cash used for financing activities decreased by $15.6 million from cash outflows of $24.3 million during the nine months ended September 30, 2011 to cash outflows of $8.7 million during the nine months ended September 30, 2012. The decrease in cash used for financing activities was driven in part by a decrease in net debt payments as we reduced our debt balance by $16.6 million during the first nine months of 2011 compared to a reduction of $9.6 million during the first nine months of 2012. In addition, treasury stock repurchases decreased by $8.9 million during the nine months ended September 30, 2012 compared to the same period in 2011.

During the nine months ended September 30, 2012, we repurchased 37,267 shares of our common stock for $0.6 million compared to our repurchase of 441,071 shares of our common stock for $9.5 million during the nine months ended September 30, 2011. We hold repurchased shares as treasury stock and they are available for reissue. Presently, except for using a small number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares. However, we may change these plans if necessary to fulfill our on-going business objectives.

On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2012, we have repurchased 967,357 shares of our common stock under this authorization, leaving 32,643 shares available for repurchase.

On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. We have not repurchased any shares under the Board authorization approved on October 26, 2011 as of September 30, 2012.

Contractual Obligations

On September 30, 2012, our contractual obligations were $92.3 million compared to $63.4 million reported in our Annual Report on Form 10-K as of December 31, 2011. The following table summarizes our contractual obligations on September 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Contractual obligations:
Capital lease obligations	$98	$20	$40	$38	$—
Operating lease obligations	13,742	2,208	4,037	3,029	4,468
Purchase obligations(1)	78,448	7,048	31,875	39,525	—

Total contractual obligations	$92,288	$9,276	$35,952	$42,592	$4,468

(1)	Purchase obligations include contractual payments to purchase tooling assets and inventory.

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

We are able to supplement this near-term liquidity, if necessary, with our revolving credit line facility. Our liquidity is subject to various risks including the risks discussed under “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

(In thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$41,216	$29,372
Total debt	6,800	16,400
Available borrowing resources	18,000	18,000

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

At September 30, 2012, we had approximately $7.7 million, $5.8 million, $21.9 million, $0.6 million and $5.2 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands, and South America, respectively. On December 31, 2011, we had approximately $4.1 million, $7.6 million, $16.5 million, $0.1 million, and $1.1 million of cash and cash equivalents in the United States, Europe, Asia, Cayman Islands and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

At September 30, 2012, we had an outstanding balance of $4.8 million under our U.S. Bank National Association (“U.S. Bank”) 1-year term loan facility and $2.0 million under our U.S. Bank revolving credit line.

On October 2, 2012, we entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with U.S. Bank. Under the Amended Credit Agreement, the existing secured revolving credit line (“Credit Line”) was increased from $20.0 million to $55.0 million and the expiration date was extended from November 1, 2012 to November 1, 2014. The Amended Credit Agreement requires that the Credit Line be used to pay off the remaining outstanding balance of the existing term loan with U.S. Bank National Association. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the People’s Republic of China.

Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank National Association or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from -0.25% to +0.25%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.

The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default.

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

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects of political unrest, war or terrorist activities may have on us or the economy; the economic environment’s effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, digital media/technology, CEDIA, and interactive TV industries not materializing or growing as we believed; our inability to add profitable complementary products which are accepted by the marketplace; the need to repatriate our cash resulting in higher than expected costs to use funds; our inability to attract and retain quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to realize tax benefits from various tax projects initiated from time to time; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.

Interest Rate Risk

We are exposed to interest rate risk related to our debt. At September 30, 2012, we had total debt of $6.8 million. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the nine months ended September 30, 2012.

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

Foreign Currency Exchange Rate Risk

At September 30, 2012, we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, People’s Republic of China, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations for the nine months ended September 30, 2012 were the Argentine Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2012, we believe that movements in foreign currency rates may have a material effect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, and Singapore dollar relative to the U.S. dollar fluctuate 10% from September 30, 2012, net income and total cash flows in the third quarter of 2012 will fluctuate by approximately $3.2 million and $3.3 million, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

On February 11, 2010, our Board of Directors authorized management to continue repurchasing up to an additional 1,000,000 shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. At September 30, 2012, we have purchased 967,357 shares of our common stock, leaving 32,643 shares available for purchase under this authorization. On October 26, 2011, our Board of Directors authorized management to repurchase an additional 1,000,000 shares of our issued and outstanding common stock. At September 30, 2012, we have not repurchased any shares under the Board authorization approved on October 26, 2011. Repurchase information for the third quarter of 2012 is set forth by month in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	5,390	$13.59	5,390	1,036,540
August 1, 2012 – August 31, 2012	2,357	14.97	2,357	1,034,183
September 1, 2012 – September 30, 2012	1,540	16.17	1,540	1,032,643

Total Third Quarter 2012	9,287	$14.37	9,287	1,032,643

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2012	Universal Electronics Inc.

/s/ Bryan M. Hackworth
Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32	Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.