Form 10-K
period 2012-12-31
UNIVERSAL ELECTRONICS INC
filed 2013-03-14
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 0-21044
_______________________________________
UNIVERSAL ELECTRONICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0204817
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 E. Sandpointe Avenue, 8th Floor Santa Ana, California	92707
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (714) 918-9500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Global Select Market
(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________
Indicate by check mark if whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter was $157,435,695 based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.
On March 8, 2013, 14,957,372 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2012 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2013.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2012.
Exhibit Index appears on page 76.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

Forward-Looking Statements
This Annual Report on Form 10-K, including "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that may be deemed forward-looking statements. Forward-looking statements include but are not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; plans, strategies and objectives of management for future operations; expected developments relating to products or services; labor issues, particularly in Asia; future economic conditions or performance; pending claims or disputes; expectation or belief; and assumptions underlying any of the foregoing.
These forward-looking statements are based upon management's assumptions. While we believe the forward-looking statements made in this report are based upon reasonable assumptions, any assumption is subject to a number of risks and uncertainties. If these risks and uncertainties ever materialize and management's assumptions prove incorrect, our results may differ materially from those expressed or implied by these forward-looking statements and assumptions. Further, any forward-looking statement speaks only as of the date the statement is made. We are not obligated to update forward-looking statements to reflect unanticipated events or circumstances occurring after the date the statement was made. New factors emerge from time to time. It is not possible for management to predict or assess the impact of all factors on the business, or the extent they may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
Management assumptions that are subject to risks and uncertainties include those that are made about macroeconomic and geopolitical trends and events; foreign currency exchange rates; the execution and performance of contracts by customers, suppliers and partners; the challenges of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending legislation and accounting pronouncements; and other risks described in this report, including those discussed in "ITEM 1A. RISK FACTORS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and described in our Securities and Exchange Commission filings subsequent to this report.
PART I
ITEM 1. BUSINESS
Business of Universal Electronics Inc.
Universal Electronics Inc. ("UEI") was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices are located at 201 E. Sandpointe Avenue, 8th Floor, Santa Ana, California 92707. As used herein, the terms "we", "us" and "our" refer to UEI and its subsidiaries unless the context indicates to the contrary.
Additional information regarding UEI may be obtained at www.uei.com. Our website address is not intended to function as a hyperlink and the information available at our website address is not incorporated by reference into this Annual Report on Form 10-K. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website at www.sec.gov that contains the reports, proxy and other information that we file electronically with the SEC.
Business Segment
Overview
Universal Electronics Inc. develops and manufactures a broad line of pre-programmed universal wireless remote control products, audio-video accessories, and software that are marketed to enhance home entertainment systems. Our offerings include the following:

•
easy-to-use, pre-programmed universal infrared ("IR") and radio frequency ("RF") remote controls that are sold primarily to subscription broadcasting providers (cable, satellite and IPTV), original equipment manufacturers ("OEMs"), retailers, and private label customers;

•	audio-video ("AV") accessories sold to consumers;

•	integrated circuits, on which our software and universal device control database is embedded, sold primarily to OEMs, subscription broadcasting providers, and private label customers;

•	intellectual property which we license primarily to OEMs, software development companies, private label customers, and subscription broadcasting providers; and

•
software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, stereos, smart phones, tablets, gaming controllers and other consumer electronic devices to wirelessly connect and interact with home networks and interactive services to deliver digital entertainment and information.

Our business is comprised of one reportable segment.
Principal Products and Markets
Our principal markets include the subscription broadcasting, OEM, retail, and private label companies that operate in the consumer electronics market.
We provide subscription broadcasting providers, both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and device code database library is embedded. We also sell our universal remote control devices and integrated circuits, on which our software and device code database library is embedded, to OEMs that manufacture AV devices including digital set-top boxes.
For the years ended December 31, 2012, 2011, and 2010, our sales to DIRECTV and its sub-contractors collectively accounted for 16.9%, 12.2%, and 13.7% of our net sales, respectively. For the year ended December 31, 2011, our sales to Sony and its sub-contractors collectively accounted for 10.3% of our net sales. Our sales to Sony and its sub-contractors collectively did not exceed 10% of our net sales for the years ended December 31, 2012 and 2010. Our sales to Comcast Communications, Inc. and its sub-contractors collectively accounted for 12.9% of our net sales for the year ended December 31, 2010. Our sales to Comcast Communications, Inc. and its sub-contractors collectively did not exceed 10% of our net sales for the years ended December 31, 2012 and 2011. No other single customer accounted for 10% or more of our net sales in 2012, 2011, or 2010.
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
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. Our acquisition of Enson Assets Limited ("Enson") in November 2010 has enhanced our ability to compete in the OEM and subscription broadcasting markets, particularly in Asia. In addition, in 2010 we opened a new subsidiary in Brazil, which has allowed us to increase our reach and better compete in the Latin American subscription broadcast market. We plan to continue to add new sales and administrative people to support anticipated sales growth in these markets over the next few years.
Our One For All® brand name remote control and accessories sold within the international retail markets accounted for 10.3%, 9.3%, and 12.4% of our total net sales for the years ended December 31, 2012, 2011, and 2010, respectively. Throughout 2012, we continued our international retail sales and marketing efforts. Financial information relating to our international operations for the years ended December 31, 2012, 2011, and 2010 is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 15".
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. We had a total of 236 and 223 issued and pending United States patents at the end of 2012 and 2011, respectively. The increase in the number of issued and pending patents in the United States resulted from 17 new patent filings, offset by our abandonment of 2 patents and the expiration of 2 patents.
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
A key factor in creating products and software for control of entertainment devices is the device code database. Since our beginning in 1986, we have compiled an extensive device code database library that covers over 713,900 individual device functions and approximately 5,800 individual consumer electronic equipment brand names. Our library is regularly updated with device codes used in newly introduced AV devices. These device codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. Our universal remote control database is capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, and CD players, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide and is growing to include IP control available on many latest generation devices. Our proprietary software and know-how permit us to offer a device code database that is more robust and efficient than similarly priced products of our competitors.
Our goal is to provide solutions that have a simple set-up. For many of our products, the consumer simply inputs a four-digit code for each device to be controlled. We continue to enhance our web-based EZ-RC™ Remote Control Setup Wizard application (which we first developed during 2007) ("EZ-RC™") and release additional products capable of connecting to it. EZ-RC™ built on our strategy of developing new products and technologies to further simplify remote control set-up. Once our wireless device is connected to a personal computer, our customers may utilize the EZ-RC™ graphical interface to fully program the remote control. Each remote control user may create their own personal profile on the device with their favorite channels, custom functions, and more.
UEI QuickSet is a firmware application that is currently embedded in millions of devices globally. UEI QuickSet may be embedded in an AV device, set-top box, or other host device for a universal remote control. UEI QuickSet enables universal remote control set-up using guided on-screen instructions and a wireless two-way communication link between the remote and the UEI QuickSet embedded device. The two-way connection allows device code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal remote control set up process and can enable other time saving features. The latest version of UEI QuickSet utilizes data transmitted over HDMI to automatically detect a connected device and then determine and download the correct code into the remote control without the need for the user to enter any additional information. The user does not need to know the brand or model number to setup the device in the remote. Any compatible new device that is connected is recognized. Consumers can easily and quickly set up their remotes to control multiple devices almost effortlessly.
Smart devices are becoming a more prevalent part of the home entertainment experience, and UEI offers several solutions to enable entertainment device control with a smart phone, tablet or smart TV. In its smart device control solutions, UEI offers all of the elements needed for device control from the micro IR blaster chip to the IR database to the user interface for the touchscreen. Nevo is a universal control application solution for tablets and smart phones that UEI has released and that is currently available for download at Google Play and the Apple App Store. In 2012, LG and other major mobile phone and tablet manufacturers added a variety of UEI device control solutions to their products.
Methods of Distribution
Our distribution methods for our remote control devices are dependent on the sales channel. We distribute remote control devices directly to subscription broadcasters and OEMs, both domestically and internationally. Outside of North America, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.
We have developed a broad portfolio of patented technologies and the industry's leading database of IR and RF codes. We ship integrated circuits, on which our software and code database is embedded, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers. Licenses are delivered upon the transfer of a product master or on a per unit basis when the software or technology is used in a customer device.
We provide domestic and international consumer support to our various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video OEMs through our live and automated call centers. We also make available a web-based support resource, www.urcsupport.com, designed specifically for subscription broadcasters. This solution offers videos and online tools to help users easily set up their universal remote, and as a result reduce call volume at customer support centers. Additionally, the UEI Technical Supports Services call center provides customer interaction management services from service and support to retention. Services include pre-repair calls, post-install surveys, and inbound calls for cable customers to provide greater bottom-line efficiencies.
Our twenty-four international subsidiaries are the following:

•	Universal Electronics B.V., established in the Netherlands;

•	One For All GmbH, established in Germany;

•	One for All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	Universal Electronics Italia S.R.L. established in Italy;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Hong Kong Pte. Ltd., established in Hong Kong;

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Cayman Inc., established in the Cayman Islands;

•	UEI Hong Kong Holdings Co. Pte. Ltd., established in Hong Kong;

•	Universal Electronics (Shenzhen) LLC., established in the People's Republic of China ("PRC");

•	UEI Brasil Controles Remotos Ltda., established in Brazil;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	C.G. Group Ltd., established in the British Virgin Islands;

•	C.G. Development Ltd., established in Hong Kong;

•	Gemstar Technology (China) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yangzhou) Co. Ltd., established in the PRC;

•	Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;

•	C.G. Technology Ltd., established in Hong Kong;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	C.G. Timepiece Ltd., established in Hong Kong;

•	C.G. Asia Ltd., established in the British Virgin Islands.
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC to produce our remote control products. In 2012, no single supplier provided more than 10% of our total inventory purchases. In 2011, Samsung provided 10.2% of our total inventory purchases. In 2010, Samsung and Computime each provided more than 10% of our total inventory purchases. They collectively provided 34.2% of our total inventory purchases for 2010.
Even though we own and operate two factories in the PRC and one assembly plant in Brazil, we continue to evaluate additional contract manufacturers and sources of supply. During 2012, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed, if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2013.
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to the Consolidated Financial Statements — Note 22" for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Contec, Philips Consumer Electronics, and Universal Remote Control. In the international retail and private label markets for wireless controls we compete with Logitech, Philips Consumer Electronics, Ruwido and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. We compete against Logitech, Philips Consumer Electronics, Ruwido, SMK, Universal Remote Control, and various manufacturers in Asia in the IR database market. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.

Engineering, Research and Development
During 2012, our engineering efforts focused on the following:

•	broadening our product portfolio;

•	modifying existing products and technologies to improve features and lower costs;

•	formulating measures to protect our proprietary technology and general know-how;

•	improving our software so that we may pre-program more codes into our memory chips;

•	simplifying the set-up and upgrade process for our wireless control products; and

•	updating our library of device codes to include codes for new features and devices introduced worldwide.
During 2012, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our web-based EZ-RC™ application as well as our embedded UEI QuickSet application, and we kicked off new development projects for emerging RF technologies, such as RF4CE, Bluetooth and Wi-Fi Direct. We also continued work on a Modular Remote Framework ("MoRF") tool to support flexible portability of our software solutions to existing and future silicon platforms. Additionally, we released several new products in our subscription broadcast, OEM and consumer retail channels during 2012.
Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for IR, RF, power line, telephone and cable communications and networking in the home. There can be no assurance that any of our research and development projects will be successfully completed.
Our expenditures on engineering, research and development were:

(in millions):	2012	2011	2010
Research and development	$14.2	$12.3	$10.7
Engineering (1)	8.6	9.8	9.5
Total engineering, research and development	$22.8	$22.1	$20.2

(1)	Engineering costs are included in SG&A.
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
We may also face significant costs and liabilities in connection with product take-back legislation. The European Union enacted the Waste Electrical and Electronic Equipment Directive ("WEEE"), which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Our European subsidiaries are WEEE compliant. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, PRC and Japan.
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2012, 2011 and 2010, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2012, we employed 1,807 employees, of which 445 worked in engineering and research and development, 78 in sales and marketing, 112 in consumer service and support, 951 in operations and warehousing and 221 in executive and administrative functions. In addition, Enson has an additional 6,762 staff contracted through agency agreements.

Labor unions represent approximately 4.6% of our 1,807 employees. These unionized workers, employed within Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores das Industrias de Aparelhos Eléctricos, Eletrônicos e Similares de Manaus. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2012, 2011 and 2010 is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15".
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers on March 14, 2013:

Name	Age	Position
Paul D. Arling	50	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	57	Executive Vice President, Managing Director, Europe
Mark S. Kopaskie	55	Executive Vice President, General Manager U.S. Operations
Richard A. Firehammer, Jr.	55	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	43	Senior Vice President and Chief Financial Officer

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2012 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2013 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
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
ITEM 1A. RISK FACTORS
Forward-Looking Statements
We caution that the following important factors, among others (including, but not limited to, factors discussed below in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", as well as those factors discussed elsewhere in this Annual Report on Form 10-K, or in our other reports filed from time to time with the SEC), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the SEC.
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
There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.
The fluctuation of the Chinese Yuan Renminbi may harm your investment.
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This policy, which was initiated during 2005, has resulted in an approximately 23.2% appreciation of the Chinese Yuan Renminbi against the U.S. dollar as of December 31, 2012. While the international reaction to the Chinese Yuan Renminbi revaluation has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. dollar.
The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.
The PRC legal and judicial system may negatively impact foreign investors and are still rudimentary, with enforcement of existing laws inconsistent. In addition, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors.
Availability of adequate workforce levels
Presently, the vast majority of workers at our PRC factories are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to mature and grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. In addition, as the PRC market continues to open up and grow, with the advent of more companies opening plants and businesses in the PRC, we could experience an increase in competition for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.
Expansion in the PRC
As our global business grows, we may decide to expand in China to meet demand. This would be dependent on our ability to locate suitable facilities to support this expansion, to obtain the necessary permits and funding, to attract and retain adequate levels of qualified workers, and to enter into a long term land lease that is common in the PRC.
Risks Related to the Continued Financial and Economic Crisis and Recession and Severe Tightening in the Global Credit Markets
General economic conditions, both domestic and international, have an impact on our business and financial results. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis may impact our business in a number of ways, including:
Potential deferment of purchases and orders by customers
Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products may differ materially from our current expectations.
Customers' inability to obtain financing to make purchases from us and/or maintain their business
Some of our customers require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products may adversely impact our financial results. In addition, if the financial crisis results in insolvencies for our customers, it may adversely impact our financial results.
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
Negative impact from increased financial pressures on key suppliers
Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it may result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial results. In addition, credit constraints at key suppliers may result in accelerated payment of accounts payable by us, impacting our cash flow.
Dependence upon Key Suppliers
During 2011, Samsung provided $29.1 million, or 10.2%, of our total inventory purchases. During 2010, Samsung and Computime each provided over 10% of our total inventory purchases. Purchases from these suppliers collectively amounted to $67.0 million, or 34.2%, of our total inventory purchases in 2010.
Most of the components used in our products are available from multiple sources. However, we have elected to purchase integrated circuits, used principally in our wireless control products, from primarily two sources. To reduce our dependence on our integrated circuits suppliers we continually seek additional sources. We maintain inventories of our integrated circuits, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions.
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
Disruption of Our Supply Chain May Have an Adverse Effect on Our Business, Financial Condition and Results of Operations
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, strikes, or other reasons, may impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
Dependence on Foreign Manufacturing
Even after our acquisition of the factories in the PRC, third-party manufacturers located in the PRC continue to manufacture a portion of our products. Our arrangements with these foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, changes in laws and policies (including fiscal policies), and other factors, which may have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.
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
Dependence on Consumer Preference
We are susceptible to fluctuations in our business based upon consumer demand for our products. In addition, we cannot guarantee that increases in demand for our products associated with increases in the deployment of new technology will continue. We believe that our success depends on our ability to anticipate, gauge and respond to fluctuations in consumer preferences. However, it is impossible to predict with complete accuracy the occurrence and effect of fluctuations in consumer demand over a product's life cycle. Moreover, we caution that any growth in revenues that we achieve may be transitory and should not be relied upon as an indication of future performance.
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
During the year ended December 31, 2012, we had sales to DIRECTV and its sub-contractors, that when combined, totaled 10% or more of our net sales. During the year ended December 31, 2011, we had sales to Sony and its sub-contractors and to DIRECTV and its sub-contractors, that when combined, each totaled 10% or more of our net sales. During the year ended December 31, 2010, we had sales to DIRECTV and its sub-contractors and to Comcast and its sub-contractors, that when combined, each exceeded 10% of our net sales. The loss of any of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.
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
Outsourced Labor
We continue to use outside resources to assist us in the development of some of our products and technologies. While we believe that such outside services will continue to be available to us, if they cease to be available, the development of these products and technologies may be substantially delayed, which may have a material adverse effect on our operating results, financial condition and cash flows.
Competition
Competition within the wireless control industry is based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that our product offerings will be, and/or remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve. The sales of our products and technology may not occur or grow in the manner we expect, and thus we may not recoup costs incurred in the research and development of these products as quickly as we expect, if at all.
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
In our opinion, our intellectual property holdings as well as our engineering, production, and marketing skills and the experience of our personnel are of equal importance to our market position. We further believe that our business is not materially dependent upon any single patent, copyright, trademark, or trade secret.
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
Risks of Conducting Business Internationally
Risks of doing business internationally may adversely affect our sales, operations, earnings and cash flows due to a variety of factors, including, but not limited to:

•
changes in a country or region's economic or political conditions, including inflation, recession, interest rate fluctuations, forced political actions or elections, coops, and actual or anticipated military conflicts;

•
so called "Acts of God", such as hurricanes, earthquakes, tsunamis, and other natural disasters, man-made disasters, and the spread of contagious diseases, such as H1N1 Flu, Avian Flu, and SARS, in locations where we own, manage or operate our business;

•	currency fluctuations affecting gross margins, particularly in the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso, and Brazilian Real;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs, and regulations;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

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

Our Brand Quality and Reputation

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands may have an adverse impact on our market share, reputation, business, financial condition or results of operations. Events that may be beyond our control may affect the reputation of one or more of our properties or more generally impact the reputation of our brands. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations may be affected.

Failure to Maintain the Integrity of Internal or Customer Data May Result in Faulty Business Decisions, Operational
Inefficiencies, Damage of Reputation and/or Subject Us to Costs, Fines, or Lawsuits

Our business requires collection and retention of large volumes of internal and customer data, including personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as human resources outsourcing, website hosting, and email marketing. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we may make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on us regarding such information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider may adversely impact our reputation and may result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers may lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

Effectiveness of Our Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our internal control over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal control over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal control over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action may adversely affect our financial results and the market price of our common stock.
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
Unanticipated Changes in Tax and Other Laws and Regulations
Our business is subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to the recent economic crisis and the recent recession, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations and policies, and any resulting changes may impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that may have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that may require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate may increase and our profits may be reduced. If such increases resulted from our status as a U.S. company, those changes may place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

In addition, from time to time, we are subject to tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We assess the likely outcomes of these audits in order to determine the appropriateness of the tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits may have a material impact on our financial condition, results of operations and cash flows. In addition, our effective tax rate in the future may be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. Furthermore, our tax provisions may be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax positions.
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
Technology Changes in Wireless Control
We currently derive substantial revenue from the sale of wireless remote controls based on IR and RF and other technologies. Other control technologies exist or may be developed that may compete with this technology. In addition, we develop and maintain our own database of IR and RF codes. There are competing IR and RF libraries offered by companies that we compete within the marketplace. The advantage that we may have compared to our competitors is difficult to measure. In addition, if other wireless control technology gains acceptance and starts to be integrated into home electronics devices currently controlled through our IR remote controllers, demand for our products may decrease, resulting in decreased operating results, financial condition, and cash flows.
Failure to Recruit, Hire, and Retain Key Personnel
Our ability to achieve growth in the future will depend, in part, on our success at recruiting, hiring, training, developing and retaining highly skilled engineering, managerial, operational, sales and marketing personnel. If our salary and benefits fail to stay competitive it may negatively impact our ability to hire and retain key personnel and we may experience low morale, inefficiency or internal control failures. The inability to recruit, hire, train, develop and retain qualified personnel, or the loss of any key personnel, may make it difficult to meet key objectives, such as timely and effective product introductions and also limit our ability to grow and expand our business.
Change in Competition and Pricing
Even with having our own factories located in the PRC, we will continue to rely on third-party manufacturers to build a portion of our universal wireless control products. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition may arise from manufacturers who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we may experience downward pressure on our pricing or lose sales, which may have a material adverse effect on our operating results, financial condition and cash flows.
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
In addition, we have an exposure to oil prices due to the use of oil-based materials in our products, which are primarily the plastics and other components that we include in our finished products, the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates, political unrest in oil producing countries that may cause a cessation of production and/or delivery of oil resulting in higher costs. We record freight-in as a cost of sales and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.
Proprietary Technologies
We produce highly complex products that incorporate leading-edge technology, including hardware, firmware, and software. Firmware and software may contain bugs that may unexpectedly interfere with product operation. There can be no assurance that our testing programs will detect all defects in individual products or defects that may affect numerous shipments. The presence of defects may harm customer satisfaction, reduce sales opportunities, or increase returns. An inability to cure or repair such a defect may result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, increased inventory costs, or product re-engineering expenses, any of which may have a material impact on our operating results, financial condition and cash flows.
Strategic Business Transactions
We may, from time to time, pursue strategic alliances, joint ventures, business acquisitions, products or technologies ("strategic business transactions") that complement or expand our existing operations, including those that may be material in size and scope. Strategic business transactions involve many risks, including the diversion of management's attention away from day-to-day operations. There is also the risk that we will not be able to successfully integrate the strategic business transaction with our operations, personnel, customer base, products or technologies. Such strategic business transactions may also have adverse short-term effects on our operating results, and may result in dilutive issuances of equity securities, the incurrence of debt, and the loss of key employees. In addition, these strategic business transactions are subject to specific accounting guidelines that may adversely affect our financial condition, results of operations and cash flow.
Growth Projections
Management has made the projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America regarding future events and the financial performance of the company, including those involving:

•	the benefits the company expects as a result of the development and success of products and technologies, including new products and technologies;

•	the benefits expected by conducting business in Asian and Brazilian markets, without which, we may not be able to recover the costs we incur to enter into such markets;

•	the recently announced new contracts with new and existing customers and new market penetrations;

•	the expected continued growth in digital TVs, DVRs, PVRs and overall growth in the company's industry; and

•	the effects we may experience due to the continued softness in worldwide markets driven by the current economic environment.
Actual events or results may be unfavorable to management's projections, which may have a material adverse effect on our projected operating results, financial condition and cash flows.

Delaware Law and Our Governing Corporate Documents Contain, and Our Board of Directors May Implement, Antitakeover
Provisions that May Deter Takeover Attempts

Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock may not acquire us without Board of Director consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require super-majority votes in connection with mergers and similar transactions. In addition, our Board of Directors may, without stockholder approval, implement other anti-takeover defenses, such as a stockholder's rights plan.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments on the filing date of this Form 10-K.

ITEM 2. PROPERTIES
Our global headquarters is located in Santa Ana, California. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Santa Ana, California	Corporate headquarters, engineering, research and development	36,184	Leased, expires October 31, 2022
Twinsburg, Ohio	Call center	21,509	Leased, expires May 31,2014
Enschede, Netherlands	European headquarters and call center	18,292	Leased, expires September 30, 2013
Bangalore, India	Engineering, research and development	17,713	Leased, expires October 31, 2013
San Mateo, California	Engineering, research and development	4,785	Leased, expires August 15, 2016
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires on June 30, 2016
Guangzhou, PRC (1)	Manufacturing facility	710,203	Land leased, expires June 30, 2044
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Qinzhou, PRC (1)	Manufacturing facility under development	980,646	Land leased, expires January 31, 2017
Manaus, Brazil	Manufacturing facility	21,709	Leased, expires September 30, 2014

(1)
Private ownership of land in mainland PRC is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. These facilities were developed on land which we lease from the PRC government.

In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices.
Upon expiration of our facilities leases, we believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 12" for additional information regarding our obligations under leases.
ITEM 3. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 13" is incorporated by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 8, 2013 was $21.32. Our stockholders of record on March 8, 2013 numbered 117. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2012		2011
	High	Low	High	Low
First Quarter	$20.91	$16.39	$29.85	$25.11
Second Quarter	20.27	11.40	30.00	23.84
Third Quarter	17.90	12.19	25.71	14.20
Fourth Quarter	19.86	14.36	20.00	14.01
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2012 - 10/31/2012	62,536	$18.23	62,536	970,107
11/1/2012 - 11/30/2012	65,183	16.39	65,183	904,924
12/1/2012 - 12/31/2012	35,861	17.36	35,861	869,063
Total during fourth quarter	163,580	$17.31	163,580	869,063
During the year ended December 31, 2012, we repurchased 200,847 shares of our issued and outstanding common stock for $3.5 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On December 31, 2012, we had 869,063 shares available for repurchase under the Board's authorizations.
Equity Compensation Plans
Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated by reference to "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" under the caption "Equity Compensation Plan Information" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 16".
Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600") and the NASDAQ Composite Index for the five year period ended December 31, 2012. The comparison assumes that $100 is invested on December 31, 2007 in each of our common stock, S&P Small Cap 600 and the NASDAQ Composite Index and that all dividends are reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Stockholder Returns of Universal Electronics Inc., the S&P Small Cap 600 and the NASDAQ Composited Index

$150
$100
$50
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Universal Electronics Inc.
S&P Small Cap 600
NASDAQ Composite

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Universal Electronics Inc.	$100	$49	$69	$85	$51	$58
S&P Small Cap 600	$100	$68	$84	$105	$105	$121
NASDAQ Composite Index	$100	$59	$86	$100	$98	$114
The information presented above is as of December 31, 2007 through 2012. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") nor should this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The information below is not necessarily indicative of the results of future operations and should be read in conjunction with "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and the Consolidated Financial Statements and notes thereto included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", of this Form 10-K, which are incorporated herein by reference, in order to further understand the factors that may affect the comparability of the financial data presented below.

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Net sales	$463,090	$468,630	$331,780	$317,550	$287,100
Operating income	$26,202	$26,576	$21,301	$21,947	$20,761
Net income	$16,553	$19,946	$15,081	$14,675	$15,806
Earnings per share:
Basic	$1.11	$1.34	$1.10	$1.07	$1.13
Diluted	$1.10	$1.31	$1.07	$1.05	$1.09
Shares used in calculating earnings per share:
Basic	14,952	14,912	13,764	13,667	14,015
Diluted	15,110	15,213	14,106	13,971	14,456
Cash dividend declared per common share	—	—	—	—	—
Gross margin	28.8%	27.8%	31.3%	32.0%	33.5%
Selling, general, administrative, research and development expenses as a % of net sales	23.2%	22.1%	24.9%	25.1%	26.3%
Operating margin	5.6%	5.7%	6.4%	6.9%	7.2%
Net income as a % of net sales	3.6%	4.3%	4.6%	4.6%	5.5%
Return on average assets	4.4%	5.4%	5.0%	6.5%	7.3%

	December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Working capital	$113,488	$84,761	$66,101	$127,086	$122,303
Ratio of current assets to current liabilities	2.0	1.7	1.4	3.1	3.0
Total assets	$379,324	$369,488	$372,533	$233,307	$217,555
Cash and cash equivalents	$44,593	$29,372	$54,249	$29,016	$75,238
Stockholders’ equity	$250,650	$229,989	$211,204	$169,730	$153,353
Book value per share (1)	$16.74	$15.55	$14.13	$12.40	$11.24
Ratio of liabilities to liabilities and stockholders’ equity	33.9%	37.8%	43.3%	27.3%	29.5%

(1)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information for 2012, 2011 and 2010 compared to prior years is affected by the acquisition of Enson during the fourth quarter of 2010. See "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21" for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed universal remote control products, audio-video accessories, and software that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include subscription broadcasters, OEMs, international retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database, or library, is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products.
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 713,900 individual device functions and approximately 5,800 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, and CD players, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-four subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People's Republic of China (4) and the United Kingdom.
To recap our results for 2012:

•	Our net sales decreased 1.2% to $463.1 million for 2012 from $468.6 million for 2011.

•
Our gross margin percentage improved from 27.8% in 2011 to 28.8% in 2012. This improvement was primarily due to an increase in units produced internally versus units produced by third-party manufacturers in 2012 when compared to 2011. In addition, in the third quarter of 2012, we received a lump-sum payment related to a confidential settlement and license agreement with Logitech. This lump-sum payment was recognized as revenue in the third quarter of 2012 (see "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 13").

•
Operating expenses, as a percent of sales, increased from 22.1% in 2011 to 23.2% in 2012 primarily due to an increase in research and development costs in an effort to continue to develop new technologies and products. In addition, legal fees increased as a result of litigation efforts associated with protecting our patented technologies.

•	Our 2012 operating income decreased 1.4% to $26.2 million for 2012 from $26.6 million for 2011. Our operating margin percentage of 5.6% in 2012 was approximately flat compared to 5.7% in 2011.
Our strategic business objectives for 2013 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in new product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition to the accounting policies mentioned below, see "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 2" for other significant accounting policies.
Revenue recognition
We recognize revenue on the sale of products when title of the goods has transferred, there is persuasive evidence of an arrangement (such as a purchase order from the customer), the sales price is fixed or determinable and collectability is reasonably assured.
We record a provision for estimated sales returns. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. The allowance for sales returns balance at December 31, 2012 and 2011 was $1.0 million and $1.0 million, respectively.
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
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is estimated based on a variety of factors, including credit reviews, historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. Our historical reserves have been sufficient to cover losses from uncollectible accounts. However, because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations and cash flows. We incurred $0.1 million, $0.3 million, and $0.9 million of bad debt expense in 2012, 2011, and 2010, respectively.
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

Inventories
Our wireless remote control device, component part, and raw material inventories are valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. We write-down our inventory for the estimated difference between cost and estimated market value based upon our best estimates of market conditions. We carry inventory in amounts necessary to satisfy our customers' inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write-down any excess or obsolete inventories on hand. Our total excess and obsolete inventory reserve on December 31, 2012 and 2011 was $2.0 million and $3.4 million, respectively, or 2.3% and 3.7%, respectively, of total inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $0.9 million.
Business Combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets and the liabilities assumed, as well as in-process research and development ("IPR&D"), based upon their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant fair value estimates and assumptions, especially with respect to intangible assets. Management estimates the fair value of certain intangible assets by utilizing the following (but not limited to):

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
If the carrying value of the asset is larger than its undiscounted cash flows, the asset is impaired. The impairment is measured as the difference between the net book value of the asset and the asset's estimated fair value. Fair value is estimated utilizing the assets projected discounted cash flows. In assessing fair value, we must make assumptions regarding estimated future cash flows, the discount rate and other factors.
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
When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. We have a single reporting unit. On December 31, 2012, we had goodwill of $30.9 million.
To evaluate whether goodwill is impaired, we conduct a two-step quantitative goodwill impairment test. In the first step we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We estimate the fair value of our reporting unit based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to EBITDA for comparable companies. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. To calculate the implied fair value of the reporting unit's goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit's fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized equal to the amount by which the carrying value of goodwill exceeds its implied fair value.
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
We have recorded a liability for uncertain tax positions of $5.1 million at December 31, 2012. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. Our reserve for uncertain tax positions is primarily attributable to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and any related interest. We review our reserves quarterly, and we may adjust such reserves due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of advanced pricing agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. The amounts ultimately paid upon resolution of audits may be materially different from the amounts previously included in our income tax expense and, therefore, may have a material impact on our operating results, financial position and cash flows.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense, net of estimated forfeitures, in proportion to vesting during the requisite service period, which ranges from one to four years.
We determine the fair value of restricted stock awards utilizing the average of the high and low trade prices of our Company's shares on the date they were granted.
We have evaluated the available option pricing models and the assumptions we may utilize to estimate the grant date fair value of stock options granted to employees and directors. We have elected to utilize the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include risk-free interest rate, expected volatility, and expected life in years. Our risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. As part of our assessment of possible expected volatility assumptions, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we calculate the expected volatility of our common stock utilizing its historical volatility over a period of time equal to the expected term of the stock option. To determine our expected life assumption, we examined the historical pattern of stock option exercises in an effort to determine if there were any discernible patterns based on employee classification. From this analysis, we identified two classifications: (1) Executives and Board of Directors and (2) Non-Executives. Our estimate of expected life is computed utilizing historical exercise patterns and post-vesting behavior within each of the two identified classifications. See Note 16 to the Consolidated Financial Statements for additional disclosure regarding stock-based compensation.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
(in thousands)	2012		2011		2010
Net sales	$463,090	100.0%	$468,630	100.0%	$331,780	100.0%
Cost of sales	329,653	71.2	338,569	72.2	227,931	68.7
Gross profit	133,437	28.8	130,061	27.8	103,849	31.3
Research and development expenses	14,152	3.1	12,267	2.6	10,709	3.2
Selling, general and administrative expenses	93,083	20.1	91,218	19.5	71,839	21.7
Operating income	26,202	5.6	26,576	5.7	21,301	6.4
Interest income (expense), net	(151)	—	(270)	(0.1)	34	—
Other income (expense), net	(1,413)	(0.3)	(1,075)	(0.2)	523	0.2
Income before income taxes	24,638	5.3	25,231	5.4	21,858	6.6
Provision for income taxes	8,085	1.7	5,285	1.1	6,777	2.0
Net income	$16,553	3.6%	$19,946	4.3%	$15,081	4.6%
The comparability of information for 2012 and 2011 compared to 2010 is affected by the acquisition of Enson during the fourth quarter of 2010. See Note 21 to the Consolidated Financial Statements for further information.
Year Ended December 31, 2012 ("2012") Compared to Year Ended December 31, 2011 ("2011")
Net sales. Net sales for 2012 were $463.1 million, a decrease of 1.2% compared to $468.6 million in 2011. Net income for 2012 was $16.6 million or $1.10 per diluted share compared to $19.9 million or $1.31 per diluted share in 2011.

	2012		2011
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$410.9	88.7%	$421.4	89.9%
Consumer	52.2	11.3%	47.2	10.1%
Total net sales	$463.1	100.0%	$468.6	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 89% of net sales in 2012 compared to 90% in 2011. Net sales in our Business lines in 2012 decreased by 2% to $410.9 million from $421.4 million in 2011. The prolonged sluggish global economy has had an adverse effect on television sales, which, in turn, directly affects our sales to consumer electronics companies. Partially offsetting the decrease in sales to consumer electronics companies is an increase in net sales within subscription broadcasting. Net sales in subscription broadcasting have remained strong in North America and have grown significantly, on a percentage basis, in Latin America, specifically Brazil.
Net sales in our Consumer lines (One For All® retail and private label) were 11% of net sales in 2012 compared to 10% in 2011. Net sales in our Consumer lines in 2012 increased by 11% to $52.2 million from $47.2 million in 2011. International retail sales increased 10% from $43.4 million in 2011 to $47.8 million in 2012 due primarily to increased sales in the U.K. and Latin America. In addition, North American retail sales increased $1.2 million, from $3.1 million to $4.3 million.
Gross profit. Gross profit in 2012 was $133.4 million compared to $130.1 million in 2011. Gross profit as a percent of sales increased to 28.8% in 2012 from 27.8% in 2011. This improvement is primarily due to an increase in units produced internally versus units produced by third-party manufacturers. Gross profit in 2012 was also positively affected by us entering into a licensing agreement with a customer in the gaming industry, as well as the signing of a long-term, confidential settlement and license agreement with Logitech. Compared to 2011, this favorability was partially offset by pricing pressure from customers.
Research and development ("R&D") expenses. R&D expenses increased 15% to $14.2 million in 2012 from $12.3 million in 2011. The increase is due to additional labor dedicated to general R&D activities in an effort to continue to develop new products and technologies.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 2% to $93.1 million in 2012 from $91.2 million in 2011. Legal expenses increased by $1.3 million as a result of litigation costs related to protecting our intellectual property. Employee bonus expense increased by $3.2 million. Partially offsetting these expense increases was a $2.5 million favorable currency effect due primarily to the Euro weakening compared to the U.S. dollar.
Interest income (expense), net. Net interest expense was $0.2 million in 2012 compared to $0.3 million in 2011. The decrease in interest expense was due to lower credit needs during 2012, primarily as a result of positive operating cash flows which allowed for the paydown of debt associated with the 2010 acquisition of Enson.
Other income (expense), net. Net other expense was $1.4 million in 2012 compared to net other expense of $1.1 million in 2011. This increase was driven by a higher amount of foreign currency losses in 2012, driven by fluctuations in the foreign currency rates relating to the Argentinian Peso, Brazilian Real, Chinese Yuan Renminbi and Euro.
Income tax expense. Income tax expense was $8.1 million in 2012 compared to $5.3 million in 2011 and our effective tax rate was 32.8% in 2012 compared to 20.9% in 2011. The increase in our effective tax rate was due primarily to a $3.9 million ($2.6 million net of federal benefit) valuation allowance that we recorded in 2012 against our deferred tax assets related to California research and experimentation credits. At December 31, 2012, we believed it was more likely than not that these deferred tax assets would not be realized. In addition, as the result of a tax law change in China, approximately $0.6 million of deferred tax assets were no longer valid resulting in their write-down.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 ("2010")
Net sales. Net sales for 2011 were $468.6 million, an increase of 41.2% compared to $331.8 million in 2010. Net income for 2011 was $19.9 million or $1.31 per diluted share compared to $15.1 million or $1.07 per diluted share in 2010.

	2011		2010
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$421.4	89.9%	$282.9	85.3%
Consumer	47.2	10.1%	48.9	14.7%
Total net sales	$468.6	100.0%	$331.8	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 90% of net sales in 2011 compared to 85% in 2010. Net sales in our Business lines in 2011 increased by 49% to $421.4 million from $282.9 million in 2010. This increase in net sales resulted primarily from the November 2010 acquisition of Enson, which added several significant customers and contributed $150.1 million of net sales to the Business category during 2011 compared to $25.0 million during 2010. Excluding the net sales from Enson, Business category sales increased by $13.4 million. This was primarily due to the increase of sales to the Latin America subscription broadcasting market and the acquisition of new domestic customers in our business category during 2011.
Net sales in our Consumer lines (One For All® retail, private label, custom installers, and direct import) were 10% of net sales in 2011 compared to 15% in 2011. Net sales in our Consumer lines in 2011 decreased by 4% to $47.2 million from $48.9 million in 2010. Net sales in North American retail decreased by $1.7 million, or 35%, from $4.8 million in 2010 to $3.1 million in 2011. In addition, our custom installer sales decreased by $2.2 million, from $2.9 million in 2010 to $0.7 million in 2011. Partially offsetting these decreases was a $2.2 million increase in international retail sales, from $41.2 million in 2010 to $43.4 million in 2011. The 2011 net sales in our Consumer lines were positively impacted by the strengthening of the Euro and the British Pound compared to the U.S. dollar, which resulted in an increase in net sales of approximately $1.3 million. Net of the favorable currency effect, international retail sales increased by $0.8 million due primarily to the analog to digital transition that took place in some European countries.
Gross profit. Gross profit in 2011 was $130.1 million compared to $103.8 million in 2010. Gross profit as a percent of sales decreased to 27.8% in 2011 from 31.3% in 2010, due primarily to our sales mix, as a higher percentage of our total sales was comprised of our lower margin Business category. This shift in sales composition was expected as a result of our acquisition of Enson, which sells exclusively within the Business category. In addition, during 2011, customers gravitated more towards our lower margin products which put downward pressure on our gross margin percentage.
Research and development expenses. R&D expenses increased 15% to $12.3 million in 2011 from $10.7 million in 2010. The increase was primarily due to additional labor dedicated to general research & development activities in an effort to continue to develop new technologies and products.

Selling, general and administrative expenses. SG&A expenses increased 27% to $91.2 million in 2011 from $71.8 million in 2010. The strengthening of the Euro compared to the U.S. dollar resulted in an increase of $1.2 million. Excluding the currency effect, SG&A expenses increased by $18.2 million, primarily due to an increase of $17.2 million of operating expenses from Enson, which included an increase of $2.1 million of intangible asset amortization during 2011. In addition, total wages increased by $0.9 million and our newly established operating entity in Brazil increased operating expenses by $1.8 million. Partially offsetting these increases was a reduction in bonus expense of $1.8 million.
Interest income (expense), net. We incurred $0.3 million of net interest expense in 2011 compared to $34 thousand of net interest income in 2010. The increase in interest expense was due to drawing on our line of credit during 2011.
Other income (expense), net. Net other expense was $1.1 million in 2011 compared to net other income of $0.5 million in 2010. The expense in 2011 was driven by foreign currency losses of $1.1 million whereas we experienced $0.6 million in foreign currency gains in 2010.
Income tax expense. Income tax expense was $5.3 million in 2011 compared to $6.8 million in 2010, and our effective tax rate was 20.9% in 2011 compared to 31.0% in 2010. The decrease in our effective tax rate was due primarily to a higher percentage of income earned in lower tax rate jurisdictions, the statute of limitations expiring during 2011 on certain tax positions recorded in the United States, and lower interest expense resulting from fewer uncertain tax positions.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Year ended December 31, 2012	Increase (Decrease)	Year ended December 31, 2011	Increase (Decrease)	Year ended December 31, 2010
Cash provided by operating activities	$43,543	$28,743	$14,800	$(23,339)	$38,139
Cash used for investing activities	(11,603)	3,091	(14,694)	20,149	(34,843)
Cash (used for) provided by financing activities	(17,578)	8,691	(26,269)	(49,544)	23,275
Effect of exchange rate changes on cash	859	(427)	1,286	2,624	(1,338)

	December 31, 2012	Increase (Decrease)	December 31, 2011
Cash and cash equivalents	$44,593	$15,221	$29,372
Working capital	113,488	28,727	84,761
Net cash provided by operating activities increased $28.7 million in 2012 when compared to 2011, driven largely by a $31.0 million improvement in cash flows associated with inventories. In 2011, there were two items that resulted in a permanent increase to our inventory levels. First, as a result of labor issues we previously experienced resulting from the Chinese New Year, as well as the fact that both of our factories located in China shut down for a week during the Chinese New Year holiday period, we made a conscious effort to increase our inventory levels during the latter half of the year in order to prevent supply issues. Second, in the second quarter of 2011, we altered our shipping terms with a significant customer that resulted in us holding title to inventories until shipments are received by this particular customer. The aforementioned items had an adverse effect on cash flows in 2011; however, for 2012, the higher inventory levels were already in the base year. Working capital changes in 2012 also included a $12.5 million increase in cash flows related to accounts payable and accrued expenses that was due primarily to payment timing related to fourth quarter inventory purchases and increased incentive compensation accruals, offset by a $12.1 million decrease in cash flows associated with accounts receivable that was driven primarily by year-end collection timing.
Net cash provided by operating activities in 2011 was $14.8 million compared to $38.1 million during 2010. Cash flows decreased by $25.5 million during 2011 due to increased inventories. In the second quarter of 2011, we altered our shipping terms with a significant customer that results in us holding title to inventories until the shipments are received by this particular customer. We also increased our investment in safety stock on certain products as a result of the timing of the Chinese New Year. In addition, cash inflows related to accounts receivable decreased $10.1 million, from $13.2 million in 2010 to $3.1 million in 2011 due primarily to net sales increasing from $102.5 million in the fourth quarter of 2010 to $117.6 million in the fourth quarter 2011. Partially offsetting these decreases to cash flow from operations was an increase to net income of $4.9 million and an increase in depreciation and amortization of $9.3 million. The increase in depreciation and amortization was a direct result of the acquisition of Enson Assets Limited.
Net cash used for investing activities during 2012 was $11.6 million compared to $14.7 million and $34.8 million of net cash used during 2011 and 2010, respectively. During 2012 and 2011, cash used for investing activities consisted of our investments in property, plant, and equipment as well as internally developed patents. During 2010, our $49.2 million time deposit investment matured, which was initially entered into during 2009. The cash proceeds from the time deposit were used to purchase Enson during 2010, which amounted to a $74.3 million cash outflow net of cash acquired. Please refer to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Notes 7 and 21" for additional disclosure regarding our acquisition of Enson.
Net cash used for financing activities was $17.6 million during 2012 compared to net cash used for financing activities of $26.3 million during 2011 and net cash provided by financing activities of $23.3 million during 2010. During 2012, we made net debt payments of $16.4 million compared to $18.6 million in 2011. In 2010, we issued $41.0 million of debt in order to fund the acquisition of Enson, of which we repaid $9.8 million by December 31, 2010. Proceeds from stock option exercises were $2.2 million during 2012 compared to proceeds of $1.7 million and $2.0 million during 2011 and 2010, respectively. In addition, we purchased 200,847 shares of our common stock at a cost of $3.5 million during 2012, compared to 456,964 and 505,692 shares at a cost of $9.8 million and $10.1 million during 2011 and 2010, respectively. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2012, we had 869,063 shares available for repurchase under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$13,210	$2,157	$3,892	$2,858	$4,303
Capital lease obligations	93	20	40	33	—
Purchase obligations(1)	77,405	7,705	35,700	34,000	—
Total contractual obligations	$90,708	$9,882	$39,632	$36,891	$4,303

(1)	Purchase obligations primarily include contractual payments to purchase tooling assets and inventory.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover cash outlays expected during 2013; however, because our cash is located in various jurisdictions throughout the world, we may at times need to borrow from our revolving line of credit until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the market risks identified in the section entitled "Qualitative and Quantitative Disclosures about Market Risk" in Item 7A.

	On December 31,
	2012	2011	2010
Cash and cash equivalents	$44,593	$29,372	$54,249
Total debt	—	16,400	35,000
Available borrowing resources	55,000	18,000	33,766
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
On December 31, 2012, we had $2.7 million, $27.3 million, $9.4 million and $5.2 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"). Under the Amended Credit Agreement, the existing secured revolving credit line ("Credit Line") was increased from $20.0 million to $55.0 million and the expiration date was extended from November 1, 2012 to November 1, 2014. The Amended Credit Agreement required that the Credit Line be used to pay off the remaining outstanding balance of the existing term loan with U.S. Bank. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2012.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from -0.25% to +0.25%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2012, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Off Balance Sheet Arrangements
We do not participate in any off balance sheet arrangements.
Recent Accounting Pronouncements
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 2" for a discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at December 31, 2012, we had no outstanding borrowings under our revolving line of credit, from time to time we need to borrow amounts for working capital and other liquidity needs.

Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the year ended December 31, 2012.
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
Foreign Currency Exchange Rate Risk
At December 31, 2012 we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations during 2012 were the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso and Brazilian Real. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2012, we believe that movements in foreign currency rates may have a material effect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso, and the Brazilian Real relative to the U.S. dollar fluctuate 10% from December 31, 2012, net income and total cash flows in the first quarter of 2013 would fluctuate by approximately $5.7 million and $4.0 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Irvine, California
March 14, 2013

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$44,593	$29,372
Accounts receivable, net	91,048	82,184
Inventories, net	84,381	90,904
Prepaid expenses and other current assets	3,661	3,045
Income tax receivable	270	—
Deferred income taxes	5,210	6,558
Total current assets	229,163	212,063
Property, plant, and equipment, net	77,706	80,449
Goodwill	30,890	30,820
Intangible assets, net	29,835	32,814
Other assets	5,361	5,350
Deferred income taxes	6,369	7,992
Total assets	$379,324	$369,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,831	$55,430
Line of credit	—	2,000
Notes payable	—	14,400
Accrued sales discounts, rebates and royalties	8,093	6,544
Accrued income taxes	3,668	5,707
Accrued compensation	33,398	29,204
Deferred income taxes	41	50
Other accrued expenses	10,644	13,967
Total current liabilities	115,675	127,302
Long-term liabilities:
Deferred income taxes	10,687	11,056
Income tax payable	525	1,136
Other long-term liabilities	1,787	5
Total liabilities	128,674	139,499
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,491,398 and 21,142,915 shares issued on December 31, 2012 and 2011, respectively	215	211
Paid-in capital	180,607	173,701
Accumulated other comprehensive income (loss)	1,052	938
Retained earnings	170,569	154,016
	352,443	328,866
Less cost of common stock in treasury, 6,516,382 and 6,353,035 shares on December 31, 2012 and 2011, respectively	(101,793)	(98,877)
Total stockholders' equity	250,650	229,989
Total liabilities and stockholders' equity	$379,324	$369,488
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$463,090	$468,630	$331,780
Cost of sales	329,653	338,569	227,931
Gross profit	133,437	130,061	103,849
Research and development expenses	14,152	12,267	10,709
Selling, general and administrative expenses	93,083	91,218	71,839
Operating income	26,202	26,576	21,301
Interest income (expense), net	(151)	(270)	34
Other income (expense), net	(1,413)	(1,075)	523
Income before provision for income taxes	24,638	25,231	21,858
Provision for income taxes	8,085	5,285	6,777
Net income	$16,553	$19,946	$15,081
Earnings per share:
Basic	$1.11	$1.34	$1.10
Diluted	$1.10	$1.31	$1.07
Shares used in computing earnings per share:
Basic	14,952	14,912	13,764
Diluted	15,110	15,213	14,106
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$16,553	$19,946	$15,081
Other comprehensive income (loss):
Change in foreign currency translation adjustment	114	1,427	(1,952)
Comprehensive income	$16,667	$21,373	$13,129
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Shares	Amount		Income (Loss)		Totals
Balance at December 31, 2009	19,140	$191	(5,450)	$(79,826)	$128,913	$1,463	$118,989	$169,730
Net income							15,081	15,081
Currency translation adjustment						(1,952)		(1,952)
Shares issued for employee benefit plan and compensation	156	2			564			566
Shares issued for purchase of Enson	1,460	15			30,748			30,763
Purchase of treasury shares			(506)	(10,145)				(10,145)
Stock options exercised	121	1			1,963			1,964
Shares issued to Directors			30	445	(445)			—
Stock-based compensation expense					4,966			4,966
Tax benefit from exercise of non-qualified stock options and vested restricted stock					231			231
Balance at December 31, 2010	20,877	209	(5,926)	(89,526)	166,940	(489)	134,070	211,204
Net income							19,946	19,946
Currency translation adjustment						1,427		1,427
Shares issued for employee benefit plan and compensation	164	1			728			729
Purchase of treasury shares			(457)	(9,785)				(9,785)
Stock options exercised	102	1			1,676			1,677
Shares issued to Directors			30	434	(434)			—
Stock-based compensation expense					4,511			4,511
Tax benefit from exercise of non-qualified stock options and vested restricted stock					280			280
Balance at December 31, 2011	21,143	211	(6,353)	(98,877)	173,701	938	154,016	229,989
Net income							16,553	16,553
Currency translation adjustment						114		114
Shares issued for employee benefit plan and compensation	159	2			747			749
Purchase of treasury shares			(201)	(3,451)				(3,451)
Stock options exercised	189	2			2,202			2,204
Shares issued to Directors			38	535	(535)			—
Stock-based compensation expense					4,575			4,575
Tax benefit from exercise of non-qualified stock options and vested restricted stock					(83)			(83)
Balance at December 31, 2012	21,491	$215	(6,516)	$(101,793)	$180,607	$1,052	$170,569	$250,650
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash provided by operating activities:
Net income	$16,553	$19,946	$15,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,613	17,335	8,059
Provision for doubtful accounts	73	277	931
Provision for inventory write-downs	2,994	5,625	3,514
Deferred income taxes	2,536	(1,043)	(559)
Tax benefit from exercise of stock options and vested restricted stock	(83)	280	231
Excess tax benefit from stock-based compensation	(111)	(439)	(290)
Shares issued for employee benefit plan	749	729	566
Stock-based compensation	4,575	4,511	4,966
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(8,998)	3,142	13,192
Inventories	2,987	(30,597)	(5,102)
Prepaid expenses and other assets	(588)	(345)	950
Accounts payable and accrued expenses	8,186	(4,319)	922
Accrued income and other taxes	(2,943)	(302)	(4,322)
Net cash provided by operating activities	43,543	14,800	38,139
Cash used for investing activities:
Acquisition of Enson, net of cash acquired	—	—	(74,271)
Term deposit	—	—	49,246
Acquisition of property, plant, and equipment	(10,463)	(13,630)	(8,440)
Acquisition of intangible assets	(1,140)	(1,064)	(1,378)
Net cash used for investing activities	(11,603)	(14,694)	(34,843)
Cash (used for) provided by financing activities:
Issuance of debt	30,800	4,200	41,000
Payment of debt	(47,200)	(22,800)	(9,834)
Debt issuance costs	(42)	—	—
Proceeds from stock options exercised	2,204	1,677	1,964
Treasury stock purchased	(3,451)	(9,785)	(10,145)
Excess tax benefit from stock-based compensation	111	439	290
Net cash (used for) provided by financing activities	(17,578)	(26,269)	23,275
Effect of exchange rate changes on cash	859	1,286	(1,338)
Net increase (decrease) in cash and cash equivalents	15,221	(24,877)	25,233
Cash and cash equivalents at beginning of year	29,372	54,249	29,016
Cash and cash equivalents at end of year	$44,593	$29,372	$54,249

Supplemental Cash Flow Information:
Income taxes paid	$10,445	$8,097	$11,747
Interest payments	$304	$438	$—
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
Note 1 — Description of Business
Universal Electronics Inc. ("UEI"), based in Southern California, develops and manufactures a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home entertainment environment. In addition, over the past 25 years we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.
Our primary markets include cable and satellite television service provider, original equipment manufacturer ("OEM"), retail, private label, and personal computing companies. We sell directly to our customers, and for retail we also sell through distributors in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico, and selected countries in Asia and Latin America under the One For All® and Nevo® brand names.
As used herein, the terms "we", "us" and "our" refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All the intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Reclassification
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for sales returns and doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and compensation expense. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is based on a variety of factors, including credit reviews, historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted.
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
Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A "more likely than not" tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. See Note 9 for further information concerning income taxes.
Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.3 million, $1.2 million, and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $9.2 million, $9.7 million and $7.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense, net of estimated forfeitures, in proportion to vesting during the requisite service period, which ranges from one to four years.
We determine the fair value of restricted stock awards utilizing the average of the high and low trade prices of our Company's shares on the date they were granted.
We have evaluated the available option pricing models and the assumptions we may utilize to estimate the grant date fair value of stock options granted to employees and directors. We have elected to utilize the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include risk-free interest rate, expected volatility, and expected life in years. Our risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. As part of our assessment of possible expected volatility assumptions, management determined that historical volatility calculated based on our actively traded common stock is a better indicator of expected volatility and future stock price trends than implied volatility. Therefore, we calculate the expected volatility of our common stock utilizing its historical volatility over a period of time equal to the expected term of the stock option. To determine our expected life assumption, we examined the historical pattern of stock option exercises in an effort to determine if there were any discernible patterns based on employee classification. From this analysis, we identified two classifications: (1) Executives and Board of Directors and (2) Non-Executives. Our estimate of expected life is computed utilizing historical exercise patterns and post-vesting behavior within each of the two identified classifications. See Note 16 for further information regarding stock-based compensation.
Foreign Currency Translation and Foreign Currency Transactions
We use the U.S. dollar as our functional currency for financial reporting purposes. The functional currency for most of our foreign subsidiaries is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive income in stockholders' equity, and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect at the balance sheet date. Our intercompany foreign investments and long-term debt that are not intended for settlement are translated using historical exchange rates.
Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other income (expense), net. See Note 17 for further information concerning transaction gains and losses.
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
In the computation of diluted earnings per common share we exclude stock options with exercise prices greater than the average market price of the underlying common stock because their inclusion would be anti-dilutive. Furthermore, we exclude shares of restricted stock whose combined unamortized fair value and excess tax benefits are greater than the average market price of the underlying common stock during the period, as their effect would be anti-dilutive.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. The carrying value of our financial instruments approximates fair value as a result of their short maturities. See Notes 3, 4, 5, 8, 10, and 11 for further information concerning our financial instruments.
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
Product innovations and technological advances may shorten a given product's life cycle. We continually monitor our inventories to identify any excess or obsolete items on hand. We write-down our inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of the inventories and estimated net realizable value. These estimates are based upon management's judgment about future demand and market conditions. Actual results may differ from management's judgments and additional write-downs may be required.
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
Estimated useful lives consist of the following:

Buildings	25 Years
Tooling and equipment	2-7 Years
Computer equipment	3-7 Years
Software	3-5 Years
Furniture and fixtures	5-7 Years
Leasehold improvements	Lesser of lease term or useful life (approximately 2 to 10 years)
See Note 6 for further information concerning our property, plant, and equipment.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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
To evaluate whether goodwill is impaired, we conduct a two-step quantitative goodwill impairment test. In the first step we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We estimate the fair value of our reporting unit based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to EBITDA for comparable companies. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. To calculate the implied fair value of the reporting unit's goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit's fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized equal to the amount by which the carrying value of goodwill exceeds its implied fair value.
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
Capitalized Software Development Costs
Costs incurred to develop software for resale are expensed when incurred as research and development until technological feasibility has been established. We have determined that technological feasibility for our products is typically established when

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

a working prototype is complete. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.
Capitalized software development costs are amortized on a product-by-product basis. Amortization is recorded in cost of sales and is the greater of the amounts computed using:

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
We compare the unamortized capitalized software development costs of a product to its net realizable value at each balance sheet date. The amount by which the unamortized capitalized software development costs exceed the product's net realizable value is written off. The net realizable value is the estimated future gross revenues of a product reduced by its estimated completion and disposal costs. Any remaining amount of capitalized software development costs are considered to be the cost for subsequent accounting purposes and the amount of the write-down is not subsequently restored. See Note 7 for further information concerning capitalized software development costs.
Derivatives
Our foreign currency exposures are primarily concentrated in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes.
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
Fair-Value Measurements
We measure fair value using the framework established by the Financial Accounting Standards Board ("FASB") for fair value measurements and disclosures. This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, "Disclosures about Offsetting Assets and Liabilities". The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 with retrospective application required. The adoption of ASU 2011-11, as amended by ASU 2013-02, is expected to result in changes to our presentation and disclosure only and is not expected to have any impact on our consolidated results of operations and financial condition.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which updates ASU 2011-05, "Comprehensive Income". This standard requires the presentation in a single location, either in a note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective prospectively for annual and interim fiscal periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 is not expected to have any impact on our consolidated financial statements.
Note 3 — Cash and Cash Equivalents
The following table sets forth our cash and cash equivalents that were accounted for at fair value on a recurring basis on December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and cash equivalents	$44,593	$—	$—	$44,593	$29,372	$—	$—	$29,372
Cash and cash equivalents were in the following geographic regions on December 31, 2012 and 2011:

(In thousands)	2012	2011
United States	$2,741	$4,148
Asia	27,317	16,502
Europe	9,361	7,632
Cayman Islands	1	23
South America	5,173	1,067
Total cash and cash equivalents	$44,593	$29,372
Note 4 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net consisted of the following on December 31, 2012 and 2011:

(in thousands)	2012	2011
Trade receivables, gross	$90,056	$82,305
Allowance for doubtful accounts	(322)	(1,021)
Allowance for sales returns	(996)	(981)
Net trade receivables	88,738	80,303
Other	2,310	1,881
Accounts receivable, net	$91,048	$82,184

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Allowance for Doubtful Accounts
The following changes occurred in the allowance for doubtful accounts during the years ended December 31, 2012, 2011, and 2010:

(in thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	(Write-offs)/ FX Effects	Balance at End of Period
Year ended December 31, 2012	$1,021	$73	$(772)	$322
Year ended December 31, 2011	$878	$277	$(134)	$1,021
Year ended December 31, 2010	$2,423	$931	$(2,476)	$878
Sales Returns
The allowance for sales returns at December 31, 2012 and 2011 included reserves for items returned prior to year-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.6 million and $0.7 million on December 31, 2012 and 2011, respectively. The value of these returned goods was included in our inventory balance at December 31, 2012 and 2011.
Significant Customers
During the years ended December 31, 2012, 2011 and 2010, we had net sales to the following significant customers that totaled more than 10% of our net sales:

	Year Ended December 31,
	2012		2011		2010
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$78,325	16.9%	$57,371	12.2%	$45,367	13.7%
Sony	—	—	$48,483	10.3%	—	—
Comcast	—	—	—	—	$42,716	12.9%
Trade receivables associated with the significant customer activity disclosed above were as follows on December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	$ (thousands)	% of Accounts receivable, net	$ (thousands)	% of Accounts Receivable, net
DIRECTV	$9,277	10.2%	$7,599	9.2%
Sony	—	—	$7,064	8.6%
Comcast	—	—	—	—
The loss of any of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 5 — Inventories, Net and Significant Suppliers
Inventories, net consisted of the following on December 31, 2012 and 2011:

(in thousands)	2012	2011
Raw materials	$17,438	$17,014
Components	20,978	21,819
Work in process	1,050	1,071
Finished goods	46,939	54,447
Reserve for excess and obsolete inventory	(2,024)	(3,447)
Inventories, net	$84,381	$90,904

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory during the years ended December 31, 2012, 2011 and 2010 were composed of the following:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Sell Through(2)	Write-offs/FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Year ended December 31, 2012	$3,447	$2,511	$(1,166)	$(2,768)	$2,024
Year ended December 31, 2011	$2,135	$4,568	$(1,295)	$(1,961)	$3,447
Year ended December 31, 2010	$1,750	$2,887	$(1,043)	$(1,459)	$2,135

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.5 million, $1.0 million, and $0.6 million for the years ended December 31, 2012, 2011, and 2010. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)
This column represents the reversal of reserves associated with inventory items that were sold during the period. Sell through is the result of differences between our judgment concerning the saleability of inventory items during the excess and obsolete inventory review process and our subsequent experience.

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant suppliers that totaled more than 10% of our total inventory purchases for each of the years ended December 31, 2012, 2011, and 2010 as follows:

	Year Ended December 31,
	2012		2011		2010
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	—	—	$29,124	10.2%	$30,047	15.3%
Computime	—	—	—	—	$36,966	18.9%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Accounts payable associated with the significant supplier activity disclosed above was as follows on December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Samsung	—	—	$1,725	3.1%
Computime	—	—	—	—

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
Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because the Senior Vice President of Manufacturing of Enson Assets Limited ("Enson") owns 40% of this vendor. During the years ended December 31, 2012, 2011 and 2010 the amounts purchased from this vendor were the following:

	Year Ended December 31,
	2012		2011		2010
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$8,845	3.8%	$8,677	3.0%	$1,340	0.7%
The total accounts payable to this vendor on December 31, 2012 and 2011, respectively were the following:

	December 31, 2012		December 31, 2011
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$1,815	3.0%	$1,922	3.5%
Our payable terms and pricing with this vendor are consistent with the terms offered by other vendors in the ordinary course of business. The accounting policies that we apply to our transactions with our related party vendor are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party vendor to ensure these purchases remain consistent with our business objectives.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net consisted of the following at December 31, 2012 and 2011:

(in thousands)	2012	2011
Buildings	$44,607	$42,904
Tooling	24,496	23,320
Computer equipment	2,630	2,741
Software	7,373	7,149
Furniture and fixtures	5,360	4,757
Leasehold improvements	16,153	15,611
Machinery and equipment	44,168	41,206
	144,787	137,688
Accumulated depreciation	(74,766)	(66,291)
	70,021	71,397
Construction in progress	7,685	9,052
Total property, plant, and equipment, net	$77,706	$80,449
Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $13.4 million, $13.1 million and $5.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.
The net book value of property, plant, and equipment located within the People's Republic of China was $69.2 million and $73.7 million on December 31, 2012 and 2011, respectively.
Construction in progress consisted of the following at December 31, 2012 and 2011:

(in thousands)	2012	2011
Buildings	$5,639	$6,372
Tooling	395	366
Software	742	410
Leasehold improvements	285	482
Machinery and equipment	594	1,350
Other	30	72
Total construction in progress	$7,685	$9,052
The buildings under construction are additional facilities being built in China, which are expected to be placed into service in 2014 (see Note 12 for further discussion). We expect that the remaining construction in progress costs will be placed into service during the first and second quarters of 2013. We will begin to depreciate these assets once the assets are placed into service.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill on December 31, 2012 and changes in the carrying amount of goodwill during the two years ended December 31, 2012 were the following:

(in thousands)
Balance at December 31, 2010	$30,877
Goodwill acquired during the period	—
Goodwill adjustments (1)	(57)
Balance at December 31, 2011	$30,820
Goodwill acquired during the period	—
Goodwill adjustments (1)	70
Balance at December 31, 2012	$30,890

(1)	Adjustments were the result of fluctuations in the foreign currency exchange rate used to translate balances into U.S. dollars.
We conducted annual goodwill impairment reviews on December 31, 2012, 2011, and 2010 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.
Intangible Assets, Net
The components of intangible assets, net at December 31, 2012 and 2011 are listed below:

	2012			2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$378	$(50)	$328	$372	$(50)	$322
Patents (10 years)	8,113	(3,847)	4,266	9,488	(5,306)	4,182
Trademark and trade names (10 years) (2)	2,841	(1,127)	1,714	2,837	(821)	2,016
Developed and core technology (5 -15 years)	3,507	(906)	2,601	3,500	(671)	2,829
Capitalized software development costs (1-2 years)	1,276	(913)	363	1,515	(1,108)	407
Customer relationships (10-15 years) (3)	26,415	(5,852)	20,563	26,367	(3,309)	23,058
Total carrying amount	$42,530	$(12,695)	$29,835	$44,079	$(11,265)	$32,814

(1)	This table excludes the gross value of fully amortized intangible assets totaling $9.1 million and $8.1 million on December 31, 2012 and 2011, respectively.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption during the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cost of sales	$312	$451	$492
Selling, general and administrative	3,862	3,795	1,686
Total amortization expense	$4,174	$4,246	$2,178

Estimated future amortization expense related to our intangible assets at December 31, 2012, is as follows:

(in thousands)
2013	$4,147
2014	4,014
2015	3,825
2016	3,788
2017	3,774
Thereafter	10,287
$29,835
The remaining weighted average amortization period of our intangible assets is 7.9 years.
Intangibles Measured at Fair Value on a Nonrecurring Basis
We recorded immaterial impairment charges related to our intangible assets for the years ended December 31, 2012, 2011, and 2010. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. Quoted prices for identical or similar patents, trademarks and trade names are unavailable. The fair value of intangible assets is based upon management's judgment. Management believes that the net book value represents the fair value of our patents, trademarks and trade names. The intangible assets measured at fair value on a nonrecurring basis during the years ended December 31, 2012 and 2011 were the following:

	December 31, 2012				December 31, 2011
(In thousands)	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
Description	(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Patents, trademarks and trade names	$—	$—	$5,980	$5,980	$—	$—	$6,198	$6,198
We disposed of fifteen patents and two trademarks with an immaterial aggregate carrying amount during 2012. We disposed of five patents and sixteen trademarks with an immaterial aggregate carrying amount during 2011. We disposed of thirteen patents and eight trademarks with an immaterial carrying amount during 2010. These assets no longer held any probable future economic benefits and were written-off.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 8 — Line of Credit and Notes Payable
Line of credit and notes payable on December 31, 2012 and 2011 were comprised of the following:

	Amount Outstanding
(In thousands)	2012	2011
U.S. Bank Revolving Credit Line	$—	$2,000
U.S. Bank Term Loan	—	14,400
Total debt	$—	$16,400

Our total interest expense on borrowings was $0.2 million, $0.4 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"). Under the Amended Credit Agreement, the existing secured revolving credit line ("Credit Line") was increased from $20.0 million to $55.0 million and the expiration date was extended from November 1, 2012 to November 1, 2014. The Amended Credit Agreement required that the Credit Line be used to pay off the remaining outstanding balance of the existing term loan with U.S. Bank. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2012.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson, our wholly-owned subsidiary which controls our manufacturing factories in the People's Republic of China ("PRC").
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from -0.25% to +0.25%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2012, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Note 9 — Income Taxes
During 2012, 2011, and 2010, pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Domestic operations	$(2,203)	$3,279	$10,878
Foreign operations	26,841	21,952	10,980
Total	$24,638	$25,231	$21,858

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The provision for income taxes charged to operations for the years ended December 31, 2012, 2011 and 2010 were the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current tax expense:
U.S. federal	$(891)	$1,319	$3,814
State and local	(75)	12	391
Foreign	6,464	5,122	3,483
Total current	5,498	6,453	7,688
Deferred tax (benefit) expense:
U.S. federal	(882)	153	(40)
State and local	3,630	(409)	(294)
Foreign	(161)	(912)	(577)
Total deferred	2,587	(1,168)	(911)
Total provision for income taxes	$8,085	$5,285	$6,777
Net deferred tax assets were comprised of the following on December 31, 2012 and 2011:

(in thousands)	2012	2011
Deferred tax assets:
Inventory reserves	$1,017	$1,011
Allowance for doubtful accounts	—	205
Capitalized research costs	106	178
Capitalized inventory costs	760	1,206
Net operating losses	1,339	1,525
Acquired intangible assets	10	—
Accrued liabilities	3,785	3,243
Income tax credits	4,321	2,335
Stock-based compensation	3,525	3,326
Other	—	176
Total deferred tax assets	14,863	13,205
Deferred tax liability:
Depreciation	(5,132)	(4,883)
Allowance for doubtful accounts	(41)	—
Amortization of intangible assets	(2,858)	(3,190)
Acquired intangible assets	—	(30)
Other	(1,922)	(1,522)
Total deferred tax liabilities	(9,953)	(9,625)
Net deferred tax assets before valuation allowance	4,910	3,580
Less: Valuation allowance	(4,059)	(136)
Net deferred tax assets	$851	$3,444

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Tax provision at statutory U.S. rate	$8,377	$8,578	$7,650
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(246)	(262)	63
Foreign tax rate differential	(3,488)	(3,528)	(484)
Nondeductible items	388	407	231
Federal research and development credits	(369)	(503)	(723)
Change in deductibility of social insurance	617	—	—
Settlements	—	—	(110)
Valuation allowance	2,592	—	—
Other	214	593	150
Tax provision	$8,085	$5,285	$6,777
At December 31, 2012, we had state Research and Experimentation ("R&E") income tax credit carry forwards of approximately $5.3 million. The state R&E income tax credits do not have an expiration date.
At December 31, 2012, we had federal, state and foreign net operating losses of approximately $2.9 million, $5.6 million and $0.2 million, respectively. All of the federal and state net operating loss carry forwards were acquired as part of the acquisition of SimpleDevices. The federal and state net operating loss carry forwards begin to expire during 2020 and 2016, respectively. Approximately $0.2 million of the foreign net operating losses will begin to expire in 2020.
Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carry forwards that may be utilized if certain changes to a company’s ownership occur. Our acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carry forwards of SimpleDevices are limited but considered realizable in future periods. The annual federal limitation is approximately $0.6 million for 2012 and thereafter. California has reinstated the utilization of net operating losses for 2012 and 2013.
At December 31, 2012, we assessed the realizability of our deferred tax assets by considering whether it is “more likely than not” some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carry-back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As a result of recent tax law changes in the state of California, we determined that it was "more likely than not" that our deferred tax assets relating to California Research and Experimentation ("R&E") income tax credits would not be realized. Accordingly, a valuation allowance of $3.9 million ($2.6 million net of federal benefit) was recorded as of December 31, 2012 relating to the California R&E deferred tax assets. When recognized, the tax benefits to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Additionally, we recorded $0.1 million and $0.1 million of various federal, state, and foreign valuation allowances at December 31, 2012 and 2011, respectively.
During 2012, China's State Administration of Taxation (“SAT”) issued Circular 15 which required us to reevaluate our foreign deferred tax assets relating to our Chinese subsidiaries. These subsidiaries have recorded a deferred tax asset for social insurance and housing funds with the intent of being able to deduct these expenses once such liabilities have been settled. Circular 15 stipulates that payments into the aforementioned funds must be made within five years of recording the initial accrual or the tax deduction for these expenses will be forfeited. At December 31, 2012, we evaluated fund payments made prior to the preceding five years and determined that $0.6 million of our foreign deferred tax assets would not provide a future tax benefit due to the change in Chinese law. In adhering to the new law, we recorded an increase to income tax expense of $0.6 million in 2012 relating to a decrease in the deferred tax assets of our Chinese subsidiaries.
During the year ended December 31, 2012, we recognized a reduction to paid-in capital and an increase to income taxes payable of $0.1 million related to the tax benefit from the exercises of non-qualified stock options and vesting of restricted

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

stock under our stock-based incentive plans. During the years ended December 31, 2011 and 2010 we recognized an increase to paid-in capital and a reduction to income taxes payable of $0.3 million and $0.2 million, respectively, related to the tax benefit from the exercises of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans.
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
Uncertain Tax Positions
At December 31, 2012 and 2011, we had unrecognized tax benefits of approximately $5.1 million and $5.6 million, including interest and penalties, respectively. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest and penalties are included in the unrecognized tax benefits.
Our gross unrecognized tax benefits at December 31, 2012, 2011 and 2010, and the changes during those years then ended, are the following:

(in thousands)	2012	2011	2010
Beginning balance	$5,387	$5,411	$2,580
Additions as a result of tax provisions taken during the current year	261	138	159
Subtractions as a result of tax provisions taken during the prior year	(346)	(67)	(123)
Foreign currency translation	—	133	174
Lapse in statute of limitations	(296)	(224)	(317)
Settlements	—	(15)	(99)
Acquisition	—	11	3,037
Ending balance	$5,006	$5,387	$5,411
Approximately $4.7 million and $5.0 million of the total amount of gross unrecognized tax benefits at December 31, 2012 and 2011, respectively, would affect the annual effective tax rate, if recognized. Current year additions to the unrecognized tax benefit relate to liabilities recorded on the books of the Enson entities. The total liability recorded related to Enson is $3.2 million. Furthermore, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.1 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions.
We file income tax returns in the U.S. federal jurisdictions and in various state and foreign jurisdictions. At December 31, 2012 the open statutes of limitations for our significant tax jurisdictions are the following: federal and state are 2006 through 2012 and non-U.S. are 2002 through 2010. At December 31, 2012, of our gross unrecognized tax benefits of $5.1 million, which included $0.1 million of interest, $3.2 million are classified as current and $1.9 million are classified as long term.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 10 — Accrued Compensation
The components of accrued compensation on December 31, 2012 and 2011 are listed below:

(in thousands)	2012	2011
Accrued social insurance(1)	$19,842	$20,027
Accrued salary/wages	4,862	4,084
Accrued vacation/holiday	2,048	1,943
Accrued bonus(2)	4,181	1,140
Accrued commission	478	461
Accrued medical insurance claims	643	300
Other accrued compensation	1,344	1,249
Total accrued compensation	$33,398	$29,204

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2012 and 2011.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.5 million and $0.4 million at December 31, 2012 and 2011, respectively.

Note 11 — Other Accrued Expenses
The components of other accrued expenses on December 31, 2012 and 2011 are listed below:

(In thousands)	2012	2011
Advertising and marketing	$501	415
Amount due to CG International Holdings Limited (1)	—	5,138
Duties	584	667
Freight	1,666	2,220
Professional fees	1,234	992
Sales taxes and VAT	1,979	710
Tooling (2)	221	459
Third-party commissions	337	401
Utilities	316	327
Other	3,806	2,638
Total other accrued expenses	$10,644	13,967

(1)
The amount due to CG International Holdings Limited was related to the $5.0 million hold-back that was originally recorded as of the Enson acquisition date. See Note 21 for further information regarding our acquisition of Enson.

(2)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Note 12 — Leases
We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Rent expense for our operating leases was $3.7 million, $3.2 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table summarizes future minimum non-cancelable operating lease payments at December 31, 2012:

(in thousands)	Amount
Year ending December 31:
2013	$2,157
2014	2,120
2015	1,772
2016	1,589
2017	1,269
Thereafter	4,303
Total operating lease commitments	$13,210
Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 60 months to 125 months. The related short term liability is recorded in other accrued expenses (see Note 11) and the related long term liability is recorded in other long term liabilities. The total liability related to rent escalations was $0.5 million and $30 thousand at December 31, 2012 and 2011, respectively.
The lease agreement for our corporate headquarters contains an allowance for moving expenses and tenant improvements of $1.5 million, which was partially paid to us upon completion of the move and renovation in December 2012. The remaining $0.2 million due to us is included in accounts receivable, net at December 31, 2012. These moving and tenant improvement allowances are recorded within other accrued expenses and other long term liabilities, depending on the short term or long term nature, and are being amortized as a reduction of rent expense over the 125-month term of the lease, which began on May 15, 2012.
Rental Costs During Construction
Rental costs associated with building and ground operating leases incurred during a construction period are expensed.
Prepaid Leases
Private ownership of land in the PRC is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. Land use rights are allocated for free, granted or transferred for consideration by the PRC State Land Administration Bureau or its authorized branches. Our subsidiary Enson operates two factories within the PRC on which the land is leased from the government as of December 31, 2012. These land leases were prepaid to the PRC government at the time Enson occupied the land. We have obtained land-use right certificates for the land pertaining to these factories. In addition, Enson has obtained government approval to develop a parcel of land, for which we are in the process of obtaining a land-use right certificate. We have also prepaid the lease for this parcel of land.
The first factory is located in the city of Guangzhou in the Guangdong province. The remaining net book value of this prepaid lease was $1.5 million on December 31, 2012, and will be amortized on a straight-line basis over approximately 23 years. The buildings located on this land have a net book value of $14.4 million on December 31, 2012 and are being amortized over an estimated remaining life of approximately 19 years.
The second factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this prepaid lease was $3.0 million on December 31, 2012, and will be amortized on a straight-line basis over the remaining term of approximately 46 years. The buildings located on this land have a net book value of $18.8 million on December 31, 2012 and are being amortized over an estimated remaining life of 25 years. In addition, the facility under construction located on this land has a net book value of $5.6 million on December 31, 2012 and will be amortized over an estimated remaining life of 25 years upon completion. We estimate the majority of this construction-in-process will be placed into service during 2014.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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
Fair Price Provisions and Other Anti-Takeover Measures
Our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions ("fair price" provisions). Any of these provisions may delay or prevent a change in control.
The "fair price" provisions require that holders of at least two-thirds of our outstanding shares of voting stock approve certain business combinations and significant transactions with interested stockholders.
Product Warranties
Changes in the liability for product warranty claim costs are presented below:

(in thousands) Description	Balance at Beginning of Period	Accruals for Warranties Issued During the Period	Settlements (in Cash or in Kind) During the Period	Balance at End of Period
Year ended December 31, 2012	$6	$398	$—	$404
Year ended December 31, 2011	$71	$(27)	$(38)	$6
Year ended December 31, 2010	$82	$4	$(15)	$71
Litigation
On July 15, 2011, we filed a lawsuit against Logitech, Inc., Logitech International S.A. and Logitech Europe S.A. in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies were infringing seventeen of our patents related to remote control technology. We alleged that this complaint related to multiple Logitech remote control products and were seeking monetary relief for the infringement, including enhanced damages due to the willfulness of the Logitech companies' actions, injunctive relief to enjoin the Logitech companies from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In its answer, filed on November 3, 2011, the Logitech companies generally denied all of our allegations of infringement and counterclaimed that we were infringing five of their patents. On November 24, 2011, we answered the Logitech companies' counterclaims, generally denying all of their allegations of infringement. On September 26, 2012, the Logitech companies and the Company entered into a long-term, confidential Settlement and License Agreement with an effective date of July 1, 2012 (the “Agreement”). During the term of the Agreement, the Logitech companies and the Company dismissed all lawsuits and, among other things, the Logitech companies will pay royalties to the Company to license the technologies covered by our patents in this suit. Additionally, the Logitech companies agreed to pay the Company $2.0 million for past royalties for the period covering July 1, 2010 through June 30, 2012. Due to the historical and ongoing relationship with the Logitech companies, this amount is included in net sales for the year ended December 31, 2012.
On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC is infringing, directly and indirectly, four of our patents related to remote control technology. We have alleged that this complaint relates to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC has denied infringing our patents. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we have asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. We are presently determining whether or not to appeal this decision, but in our estimation this ruling does not materially affect our position in this litigation. In all other respects, this litigation is continuing as scheduled with discovery continuing.
There are no other material pending legal proceedings to which we or any of our subsidiaries is a party or of which our respective property is the subject. However, as is typical in our industry and to the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. However, no assurances can be made as to the outcome of any of these matters, nor can we estimate the range of potential losses to us. In our opinion, final judgments, if any, which might be rendered against us in potential or pending litigation would not have a material adverse effect on our financial condition, results of operations, or cash flows. Moreover, we believe that our products do not infringe any third parties' patents or other intellectual property rights.
We maintain directors' and officers' liability insurance which insures our individual directors and officers against certain claims, as well as attorney's fees and related expenses incurred in connection with the defense of such claims.
Long-Term Incentive Programs
During the first quarter of 2009 our Compensation Committee awarded a discretionary cash bonus of $1.0 million to certain senior executive officers, to be paid out quarterly during 2009 and 2010. The Compensation Committee made this decision after reviewing the economic environment and our relative financial and operating performance. Each participant’s earned award vested in eight equal quarterly installments beginning March 31, 2009 and ending December 31, 2010. Approximately $0.5 million was paid and expensed during the year ended December 31, 2010.
During the third quarter of 2012, our Compensation Committee awarded a discretionary cash bonus of $1.1 million to certain employees to be paid out annually in 2013, 2014, and 2015. Each participant's award vests in three equal annual installments beginning August 2, 2012 and ending August 2, 2015. Approximately $0.2 million was expensed during the year ended December 31, 2012.
Non-Qualified Deferred Compensation Plan
We have adopted a non-qualified deferred compensation plan for the benefit of a select group of highly compensated employees. For each plan year a participant may elect to defer compensation in fixed dollar amounts or percentages subject to the minimums and maximums established under the plan. An election to defer compensation is irrevocable for the entire plan year. A participant is always fully vested in their elective deferrals and may direct these funds into various investment options available under the plan. These investment options are utilized for measurement purposes only, and may not represent the actual investment made by us. In this respect, the participant is an unsecured creditor of ours. At December 31, 2012, the amounts deferred under the plan were immaterial to our financial statements.
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2012 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2012, approximately 40 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2012 and 2011 for the India Plan is not material. During the years ended December 31, 2012, 2011, and 2010, the net periodic benefit costs were also not material.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 14 — Treasury Stock
We repurchased shares of our common stock during the years ended December 31, 2012, 2011, and 2010 as follows:

(In thousands)	2012	2011	2010
Shares repurchased	201	457	506
Cost of shares repurchased	$3,451	$9,785	$10,145
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the years ended December 31, 2012, 2011, and 2010, we issued 37,500, 30,000, and 29,583 shares from treasury, respectively, to outside directors for services performed (see Note 16). The shares are issued from treasury stock using a first-in-first-out cost basis, which amounted to $0.5 million, $0.4 million, and $0.4 million in 2012, 2011 and 2010, respectively. Repurchases may be made whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2012, we had 869,063 shares available for repurchase under the Board's authorizations.
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
Foreign Operations
Our net sales to external customers by geographic area for the years ended December 31, 2012, 2011, and 2010 were the following:

(in thousands)	2012	2011	2010
Net sales:
United States	$165,209	$137,799	$119,284
People's Republic of China	76,873	106,597	34,136
Europe	61,617	56,448	76,907
Asia (excluding PRC)	108,979	121,089	67,711
Latin America	28,677	17,585	10,569
Other	21,735	29,112	23,173
Total net sales	$463,090	$468,630	$331,780
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Long-lived asset information on December 31, 2012 and 2011 were the following:

	2012	2011
Long-lived tangible assets:
United States	$5,541	$3,530
People's Republic of China	73,804	78,466
All other countries	3,722	3,803
Total	$83,067	$85,799
Note 16 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit for the years ended December 31, 2012, 2011, and 2010 are the following:

(in thousands)	2012	2011	2010
Cost of sales	$—	$15	$55
Research and development	223	267	452
Selling, general and administrative:
Employees	3,733	3,499	3,571
Outside directors	619	730	888
Total stock-based compensation expense	$4,575	$4,511	$4,966

Income tax benefit	$1,488	$1,505	$1,714
Stock Options
During the year ended December 31, 2012, the Compensation Committee and Board of Directors awarded stock options to our employees as follows:

(in thousands, except share amounts)
Stock Option Grant Date	Number of Shares Underlying Options	Grant Date Fair Value	Vesting Period
February 8, 2012	148,200	$1,430	3 -Year Vesting Period (8.33% each quarter)
August 6, 2012	5,000	36	4 -Year Vesting Period (25% each year)
	153,200	$1,466
During the year ended December 31, 2012, we recognized $0.4 million of pre-tax stock-based compensation expense related to our 2012 stock option grants.
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2012	2011	2010
Weighted average fair value of grants (1)	$9.57	$13.74	$10.83
Risk-free interest rate	0.86%	2.29%	2.27%
Expected volatility	55.22%	52.25%	50.07%
Expected life in years	5.15	5.03	4.95

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

We recognize compensation expense related to stock option awards net of estimated forfeitures over the service period of the award, which is the option vesting term of three to four years. The estimated forfeiture rates are based upon historical forfeitures. We estimated the annual forfeiture rates at December 31, 2012, 2011, and 2010, to be as follows:

	December 31,
	2012	2011	2010
Executives and outside directors	2.43%	2.45%	2.53%
Non-executives	6.85%	6.86%	6.59%

Stock option activity during the years ended December 31, 2012, 2011, and 2010 was as follows:

	2012				2011				2010
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	1,502	$19.53			1,525	$18.78			1,693	$18.37
Granted	153	19.92			108	28.97			120	23.80
Exercised	(189)	11.62		$1,155	(102)	16.51		$820	(121)	16.20		$1,238
Forfeited/canceled/expired	(54)	21.48			(29)	25.53			(167)	20.16
Outstanding at end of the year (1)	1,412	$20.56	4.91	$2,452	1,502	$19.53	4.81	$1,972	1,525	$18.78	5.37	$14,669
Vested and expected to vest at the end of the year (1)	1,409	$20.56	4.90	$2,446	1,494	$19.51	4.78	$1,971	1,503	$18.72	5.32	$14,547
Exercisable at the end of the year (1)	1,181	$20.24	4.25	$2,347	1,229	$18.71	4.05	$1,889	1,140	$17.89	4.46	$11,983

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2012, 2011, and 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2012, 2011, and 2010. This amount will change based on the fair market value of our stock.

During 2012, 2011, and 2010, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2012, 2011, and 2010 was $2.2 million, $1.7 million, and $2.0 million, respectively. The actual tax benefit realized from option exercises was $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Significant option groups outstanding at December 31, 2012 and the related weighted average exercise price and life information are listed below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000’s)	Weighted-Average Remaining Years of Contractual Life	Weighted-Average Exercise Price	Number Exercisable (in 000’s)	Weighted-Average Exercise Price
$12.58 to $13.27	195	1.79	$12.62	190	$12.61
14.85 to 16.64	220	5.75	16.24	203	16.28
17.38 to 17.62	230	2.04	17.59	230	17.59
18.03 to 21.95	294	7.22	20.36	173	20.66
23.66 to 29.25	466	5.79	27.32	378	27.35
32.40 to 35.35	7	4.94	34.51	7	34.51
$12.58 to $35.35	1,412	4.91	$20.56	1,181	$20.24
As of December 31, 2012, we expect to recognize $2.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.7 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

On February 13, 2013, the Compensation Committee granted certain executive employees 168,400 stock options in connection with the 2012 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (8.33% each quarter). The total grant date fair value of these awards was $1.5 million.
Restricted Stock
During the year ended December 31, 2012, the Compensation Committee and Board of Directors awarded shares of restricted stock to our employees under various stock incentive plans. In addition, 5,000 shares of restricted stock awards are awarded to each of our outside directors as part of their annual compensation package on July 1st of each year. The restricted stock awards granted during 2012 consisted of the following:

(in thousands, except share amounts)
Restricted Stock Grant Date	Number of Shares Granted	Grant Date Fair Value	Grantee	Vesting Period
February 8, 2012	71,300	$1,432	Named Executives	3 -Year Vesting Period (8.33% each quarter)
July 1, 2012	30,000	382	Outside Directors	1 -Year Vesting Period (25% each quarter)
August 2, 2012	100,000	1,099	Employees	3 -Year Vesting Period (33.33% each year)
September 4, 2012	325	4	Employee	3 -Year Vesting Period (33.33% each year)
September 10, 2012	3,265	40	Employee	3 -Year Vesting Period (33.33% each year)
	204,890	$2,957
During the year ended December 31, 2012, we recognized $0.8 million of pre-tax stock-based compensation expense related to our 2012 restricted stock grants.
Non-vested restricted stock award activity during the years ended December 31, 2012, 2011, and 2010 were the following:

	Shares Granted (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	280	$16.54
Granted	76	21.58
Vested	(160)	18.00
Forfeited	(1)	16.61
Non-vested at December 31, 2010	195	17.30
Granted	176	25.76
Vested	(162)	17.53
Forfeited	(4)	16.24
Non-vested at December 31, 2011	205	24.43
Granted	205	15.22
Vested	(133)	21.91
Forfeited	(7)	23.11
Non-vested at December 31, 2012	270	$18.72
As of December 31, 2012, we expect to recognize $4.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.
On February 13, 2013, the Compensation Committee granted certain executive employees 79,500 restricted stock awards in connection with the 2012 annual review cycle. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (8.33% each quarter). The total grant date fair value of these awards was $1.5 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Stock Incentive Plans
Our active stock-based incentive plans include those adopted in 1996, 1998, 1999, 2002, 2003, 2006, and 2010 ("Stock Incentive Plans"). Under the Stock Incentive Plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our Stock Incentive Plans. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.
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
Detailed information regarding our active Stock Incentive Plans is as follows:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
1996 Stock Incentive Plan	12/1/1996	800,000	—	20,834
1998 Stock Incentive Plan	5/27/1998	630,000	—	48,531
1999 Stock Incentive Plan	1/27/1999	630,000	—	6,510
1999A Stock Incentive Plan	10/7/1999	1,000,000	—	77,997
2002 Stock Incentive Plan	2/5/2002	1,000,000	—	70,583
2003 Stock Incentive Plan	6/18/2003	1,000,000	10,750	531,582
2006 Stock Incentive Plan	6/13/2006	1,000,000	22,660	515,247
2010 Stock Incentive Plan	6/15/2010	1,000,000	544,795	396,192
			578,205	1,667,476
Note 17 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

(in thousands)	2012	2011	2010
Net gain (loss) on foreign currency exchange contracts(1)	$35	$(271)	$(329)
Net gain (loss) on foreign currency exchange transactions	(1,721)	(1,141)	568
Other income	273	337	284
Other income (expense), net	$(1,413)	$(1,075)	$523

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 19 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 18 — Earnings Per Share
Earnings per share for the years ended December 31, 2012, 2011, and 2010 was calculated as follows:

(in thousands, except per-share amounts)	2012	2011	2010
BASIC
Net income	$16,553	$19,946	$15,081
Weighted-average common shares outstanding	14,952	14,912	13,764
Basic earnings per share	$1.11	$1.34	$1.10
DILUTED
Net income	$16,553	$19,946	$15,081
Weighted-average common shares outstanding for basic	14,952	14,912	13,764
Dilutive effect of stock options and restricted stock	158	301	342
Weighted-average common shares outstanding on a diluted basis	15,110	15,213	14,106
Diluted earnings per share	$1.10	$1.31	$1.07
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010 were as follows:

(in thousands)	2012	2011	2010
Stock options	1,038	593	518
Restricted stock shares	166	120	160
Note 19 — Derivatives
Derivatives Measured at Fair Value on a Recurring Basis
We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong dollar, Indian Rupee, and Singapore dollar. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.
The gains and losses on the derivatives are recorded in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair values of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
We have determined that the fair value of our derivatives are derived from level 2 inputs in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis on December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$(13)	$—	$(13)	$—	$(21)	$—	$(21)
We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $35 thousand, a net pre-tax loss of approximately $0.3 million, and a net pre-tax loss of $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Futures Contracts
Details of futures contracts held at December 31, 2012 and 2011 are as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2012	USD/Euro	Euro	$5.0	1.3228	$(13)	January 18, 2013
December 31, 2011	USD/Chinese Yuan Renminbi	USD	$10.0	CNY 6.353	$46	January 13, 2012
December 31, 2011	USD/Euro	Euro	$6.5	1.3091	$(67)	January 20, 2012

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.
Note 20 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.6 million, $0.7 million and $0.6 million of expense for company contributions for the years ended December 31, 2012, 2011, and 2010, respectively.
Note 21 — Business Combination
On November 3, 2010, our subsidiary, UEI Hong Kong Private Limited, entered into a stock purchase agreement with CG International Holdings Limited ("CG") to acquire all of the issued and outstanding shares of Enson for total consideration of $125.9 million. This transaction closed on November 4, 2010. The consideration consisted of $95.1 million in cash and 1,460,000 newly issued shares of UEI common stock. A total of $5.0 million of the purchase price was held back at the closing to provide for any additional payments that may be required by CG in the event Enson's net asset and earnings targets failed to meet certain agreed upon levels (see "Contingent Consideration" below). We included this $5.0 million hold-back in the purchase price allocation, since we believed it was probable that we would owe the full amount to CG. At December 31, 2011, the $5.0 million hold-back was included in other accrued liabilities, and during 2012, we paid the $5.0 million hold-back to CG.
Enson Description
Enson is a leading manufacturer of remote controls. Prior to the acquisition, Enson was also one of our significant suppliers. The Enson corporate office, located in Hong Kong, is 12,000 square feet and employs 62 people. Enson controls two factories located in the PRC.
The southern factory is located in Guangdong Province, PRC within the city of Guangzhou. The Guangzhou factory is 710,203 square feet and employs 732 people, with an additional 4,115 factory workers contracted through a third-party agency agreement.
The northern factory is located in Jiangsu Province, PRC within the city of Yangzhou. The Yangzhou factory is 1,204,697 square feet and employs 367 people, with an additional 2,647 factory workers contracted through a third-party agency agreement.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Consideration
The sources of the consideration were the following:

(In thousands) Source Description	Amount	Percentage of Consideration
Existing cash and cash equivalents	$54,138	43.0%
Funds from U.S. Bank Term Loan (see Note 8)	35,000	27.8
Funds from U.S. Bank Revolving Credit Line (see Note 8)	6,000	4.8
Newly issued shares of Universal Electronics Inc. common stock	30,762	24.4
	$125,900	100.0%
Contingent Consideration
The Enson stock purchase agreement contained net asset and earnings targets that were used to determine the final consideration to be paid to CG. Total consideration was increased by $0.1 million as a result of net assets being higher than the agreed upon target on the closing date of the acquisition. No adjustments were made to the purchase price related to the earnings target, which covered the twelve months ended March 31, 2011.
On May 5, 2011, we received a Dispute Notice from CG, pursuant to the Stock Purchase Agreement, outlining their disagreement with certain tax estimates that were included within Enson's Statement of Net Assets on November 3, 2010. We responded by disagreeing with CG's dispute and have not heard from CG since. However, depending on the ultimate resolution of this dispute, the total purchase consideration may increase by up to $1.5 million.
Acquisition Costs
We recognized $0.7 million of total acquisition costs related to the Enson transaction in selling, general and administrative expenses during the year ended December 31, 2010. The acquisition costs consisted primarily of legal and investment banking services.
Purchase Price Allocation
The purchase price allocation on November 4, 2010, (the Enson acquisition date) was the following:

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
Goodwill and the customer relationships and trademark and trade name amortization are not expected to be deductible for tax purposes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 22 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for the years ended December 31, 2012 and 2011, are presented below:

	2012
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$103,732	$116,704	$124,871	$117,783
Gross profit	28,327	32,970	36,438	35,702
Operating income	2,312	6,466	9,534	7,890
Net income	1,632	5,153	6,850	2,918
Earnings per share (1):
Basic	$0.11	$0.35	$0.46	$0.19
Diluted	$0.11	$0.34	$0.45	$0.19
Shares used in computing earnings per share:
Basic	14,871	14,933	14,984	15,016
Diluted	15,108	15,048	15,099	15,180

	2011
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$105,712	$121,746	$123,527	$117,645
Gross profit	27,579	34,944	34,178	33,360
Operating income	2,535	8,310	9,465	6,266
Net income	1,827	6,121	7,084	4,914
Earnings per share (1):
Basic	$0.12	$0.41	$0.48	$0.33
Diluted	$0.12	$0.40	$0.47	$0.33
Shares used in computing earnings per share:
Basic	14,976	15,025	14,887	14,763
Diluted	15,383	15,407	15,147	14,919

(1)
The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares and share equivalents outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Exchange Act Rule 13a-15(d) defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Universal Electronics Inc.
We have audited Universal Electronics Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Electronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Universal Electronics Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Universal Electronics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Electronics Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Irvine, California
March 14, 2013

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption "SEC Filings" on the Investor page.
Code of Conduct. We have adopted a code of conduct that applies to all of our employees, including without limitation our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is included as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044). The Code of Conduct is also available on our website, www.uei.com under the caption "Corporate Governance" on the Investor page. We will post on our website information regarding any amendment to, or waiver from, any provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer.
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2012:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,518,896	$20.03	578,205
Equity compensation plans not approved by security holders	148,580	23.13	—
Total	1,667,476	$20.30	578,205
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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
(a)(3) List of Exhibits required to be filed by Item 601(a) of the Regulation S-K are included as Exhibits to this Report:
See EXHIBIT INDEX at page 76 of Form 10-K.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 14, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 14, 2013

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 14, 2013

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 14, 2013

William C. Mulligan Director	/s/ William C. Mulligan	March 14, 2013

J. C. Sparkman Director	/s/ J.C. Sparkman	March 14, 2013

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 14, 2013

Carl E. Vogel Director	/s/ Carl E. Vogel	March 14, 2013

Edward K. Zinser Director	/s/ Edward K. Zinser	March 14, 2013

EXHIBIT INDEX

Exhibit Number	Document Description

2.1
Stock Purchase Agreement dated as of November 3, 2010, among Universal Electronics Inc., UEI Hong Kong Private Limited and CG International Holdings Limited** (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 4, 2010 (File No. 0-12044))

3.1
Restated Certificate of Incorporation of Universal Electronics Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358))

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

*10.2
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employers used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration Statement filed on March 26, 1997 (File No. 333-23985))

*10.3
Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.4
Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.5
Form of Universal Electronics Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Materials for the 1998 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 20, 1998 (File No. 0-21044))

*10.6
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1998 Stock Incentive Plan(Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (File No. 0-21044))

*10.7
Form of Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.8
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Materials for the 1999 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 29, 1999 (File No. 0-21044))

*10.9
Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.10
Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

Exhibit Number	Document Description

*10.11
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.12
Form of Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.13
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain directors, officers and other employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-21044))

*10.14
Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

*10.15
Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.16
Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.17
Form of Universal Electronics Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044)

10.18
Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.19
Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 02-21044))

*10.20	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.21
Credit Agreement dated December 23, 2009 between U.S. Bank National Association and Universal Electronics Inc. (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010 (File No. 02-21044))

10.22
Revolving Note dated December 23, 2009 from Universal Electronics Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010 (File No. 02-21044))

10.23
Amended and Restated Credit Agreement dated as of November 1, 2010 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

10.24
Revolving Note dated November 1, 2010 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

10.25
Term Note dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

10.26
Pledge Agreement dated November 1, 2010 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

Exhibit Number	Document Description

10.27
Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 02-21044))

*10.28
Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 30, 2010 (File No. 02-21044))

*10.29
Form of Option Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.30
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.31	Form of Second Amendment to Executive Officer Employment Agreement dated February 29, 2008 by and between Universal Electronics Inc. and Paul D. Arling (filed herewith)

10.32
First Amendment to Amended and Restated Credit Agreement dated October 26, 2011 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 02-21044))

10.33
Acknowledgment and Agreement of Pledgor dated October 26, 2011 from UEI Hong Kong Private Limited (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 02-21044))

10.34
Second Amendment to Amended and Restated Credit Agreement dated March 2, 2012 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 02-21044))

10.35
Standard Office Lease between Universal Electronics Inc. and The Realty Associates Fund VIII, L.P., dated May 11, 2012 (Incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 11, 2012 filed on May 18, 2012 (File No. 0-21044))

10.36	Third Amendment to Amended and Restated Credit Agreement dated October 2, 2012 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Document Description

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.

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