Form 10-Q
period 2013-03-31
UNIVERSAL ELECTRONICS INC
filed 2013-05-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Registrant's telephone number, including area code: (714) 918-9500
__________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,995,308 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 3, 2013.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$28,724	$44,593
Accounts receivable, net	88,713	91,048
Inventories, net	89,579	84,381
Prepaid expenses and other current assets	3,955	3,661
Income tax receivable	125	270
Deferred income taxes	5,196	5,210
Total current assets	216,292	229,163
Property, plant, and equipment, net	77,472	77,706
Goodwill	30,807	30,890
Intangible assets, net	28,975	29,835
Other assets	5,317	5,361
Deferred income taxes	7,202	6,369
Total assets	$366,065	$379,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,295	$59,831
Line of credit	—	—
Accrued compensation	31,680	33,398
Accrued sales discounts, rebates and royalties	5,691	8,093
Accrued income taxes	2,779	3,668
Deferred income taxes	38	41
Other accrued expenses	9,564	10,644
Total current liabilities	100,047	115,675
Long-term liabilities:
Deferred income taxes	10,549	10,687
Income tax payable	525	525
Other long-term liabilities	1,921	1,787
Total liabilities	113,042	128,674
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,573,699 and 21,491,398 shares issued on March 31, 2013 and December 31, 2012, respectively	216	215
Paid-in capital	182,611	180,607
Accumulated other comprehensive income (loss)	(74)	1,052
Retained earnings	173,515	170,569
	356,268	352,443
Less cost of common stock in treasury, 6,589,901 and 6,516,382 shares on March 31, 2013 and December 31, 2012, respectively	(103,245)	(101,793)
Total stockholders' equity	253,023	250,650
Total liabilities and stockholders' equity	$366,065	$379,324
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$114,722	$103,732
Cost of sales	82,173	75,405
Gross profit	32,549	28,327
Research and development expenses	4,241	3,463
Selling, general and administrative expenses	24,413	22,552
Operating income	3,895	2,312
Interest income (expense), net	9	(37)
Other income (expense), net	(550)	(324)
Income before provision for income taxes	3,354	1,951
Provision for income taxes	408	319
Net income	$2,946	$1,632
Earnings per share:
Basic	$0.20	$0.11
Diluted	$0.19	$0.11
Shares used in computing earnings per share:
Basic	14,965	14,871
Diluted	15,225	15,108
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$2,946	$1,632
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,126)	928
Comprehensive income	$1,820	$2,560
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash provided by (used for) operating activities:
Net income	$2,946	$1,632
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,374	4,260
Provision for doubtful accounts	24	(17)
Provision for inventory write-downs	573	894
Deferred income taxes	(954)	124
Tax benefit from exercise of stock options and vested restricted stock	2	8
Excess tax benefit from stock-based compensation	(37)	(30)
Shares issued for employee benefit plan	255	121
Stock-based compensation	1,261	1,197
Changes in operating assets and liabilities:
Accounts receivable	1,669	8,934
Inventories	(6,066)	5,387
Prepaid expenses and other assets	(268)	(681)
Accounts payable and accrued expenses	(14,345)	(21,511)
Accrued income and other taxes	(731)	(2,343)
Net cash provided by (used for) operating activities	(11,297)	(2,025)
Cash used for investing activities:
Acquisition of property, plant, and equipment	(3,058)	(1,712)
Acquisition of intangible assets	(291)	(216)
Net cash used for investing activities	(3,349)	(1,928)
Cash provided by (used for) financing activities:
Issuance of debt	13,500	5,000
Payment of debt	(13,500)	(7,200)
Proceeds from stock options exercised	593	1,151
Treasury stock purchased	(1,558)	(309)
Excess tax benefit from stock-based compensation	37	30
Net cash provided by (used for) financing activities	(928)	(1,328)
Effect of exchange rate changes on cash	(295)	221
Net increase (decrease) in cash and cash equivalents	(15,869)	(5,060)
Cash and cash equivalents at beginning of year	44,593	29,372
Cash and cash equivalents at end of year	$28,724	$24,312

Supplemental Cash Flow Information:
Income taxes paid	$1,682	$1,094
Interest paid	$22	$95
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)
Note 1 — Basis of Presentation and Significant Accounting Policies
In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its wholly-owned subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, the terms "Company," "we," "us," and "our" refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Our results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management Discussion and Analysis of Financial Conditions and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a summary of our significant accounting policies.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, "Disclosures about Offsetting Assets and Liabilities". The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions. This guidance became effective on January 1, 2013 with retrospective application required. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which updates ASU 2011-05, "Comprehensive Income". This standard requires the presentation in a single location, either in a note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2013	December 31, 2012
United States	$1,436	$2,741
Asia	19,973	27,317
Europe	5,266	9,361
Cayman Islands	35	1
South America	2,014	5,173
Total cash and cash equivalents	$28,724	$44,593
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Trade receivables, gross	$86,944	90,056
Allowance for doubtful accounts	(331)	(322)
Allowance for sales returns	(589)	(996)
Net trade receivables	86,024	88,738
Other	2,689	2,310
Accounts receivable, net	$88,713	$91,048
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	(Write-offs)/ FX Effects	Balance at End of Period
Valuation account for trade receivables:
Three months ended March 31, 2013	$322	$24	$(15)	$331
Three months ended March 31, 2012	$1,021	$(17)	$4	$1,008
Sales Returns
The allowance for sales returns at March 31, 2013 and December 31, 2012 included reserves for items returned prior to year-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.4 million and $0.6 million on March 31, 2013 and December 31, 2012, respectively. The value of these returned goods was included in our inventory balance at March 31, 2013 and December 31, 2012.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Significant Customer
Net sales to the following significant customer that totaled more than 10% of our net sales were as follows:

	Three Months Ended March 31,
	2013		2012
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$20,847	18.2%	$16,211	15.6%
Trade receivables associated with the significant customer activity disclosed above were as follows:

	March 31, 2013		December 31, 2012
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
DIRECTV	$10,236	11.5%	$9,277	10.2%
The loss of any of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.
Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Raw materials	$19,655	$17,438
Components	17,882	20,978
Work in process	2,957	1,050
Finished goods	50,934	46,939
Reserve for excess and obsolete inventory	(1,849)	(2,024)
Inventories, net	$89,579	$84,381

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Sell Through(2)	Write-offs/FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Three months ended March 31, 2013	$2,024	$479	$(57)	$(597)	$1,849
Three months ended March 31, 2012	$3,447	$718	$(354)	$(583)	$3,228

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)
This column represents the reversal of reserves associated with inventory items that were sold during the period. Sell through is the result of differences between our judgment concerning the saleability of inventory items during the excess and obsolete inventory review process and our subsequent experience.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant suppliers that totaled more than 10% of our total inventory purchases as follows:

	Three Months Ended March 31,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	—	—	$5,216	10.3%
Samjin	—	—	6,150	12.2%

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
Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Three Months Ended March 31,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$2,216	3.4%	$1,355	2.7%
The total accounts payable to this vendor were the following:

	March 31, 2013		December 31, 2012
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$1,073	2.1%	$1,815	3.0%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2012	$30,890
Foreign currency	(83)
Balance at March 31, 2013	$30,807

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	March 31, 2013			December 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount (1):
Distribution rights	$368	$(49)	$319	$378	$(50)	$328
Patents	8,319	(4,004)	4,315	8,113	(3,847)	4,266
Trademark and trade names	2,838	(1,197)	1,641	2,841	(1,127)	1,714
Developed and core technology	3,501	(963)	2,538	3,507	(906)	2,601
Capitalized software development costs	1,264	(1,003)	261	1,276	(913)	363
Customer relationships	26,379	(6,478)	19,901	26,415	(5,852)	20,563
Total carrying amount	$42,669	$(13,694)	$28,975	$42,530	$(12,695)	$29,835

(1)	This table excludes the gross value of fully amortized intangible assets totaling $9.1 million and $9.1 million on March 31, 2013 and December 31, 2012, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cost of sales	$92	$81
Selling, general and administrative	972	958
Total amortization expense	$1,064	$1,039

Estimated future amortization expense related to our intangible assets at March 31, 2013, is as follows:

(In thousands)
2013 (remaining 9 months)	$3,081
2014	4,033
2015	3,859
2016	3,813
2017	3,799
Thereafter	10,390
Total	$28,975
Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. We recorded immaterial impairment charges related to our intangible assets for the three months ended March 31, 2013 and 2012.
We disposed of one patent and one trademark with an immaterial aggregate carrying amount during the three months ended March 31, 2013. We disposed of eight patents with an immaterial aggregate carrying amount during three months ended March 31, 2012. These assets no longer held any probable future economic benefits and thus were written-off.
Note 6 — Line of Credit
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. The Amended Credit Agreement expires on November 1, 2014. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at March 31, 2013.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the People's Republic of China ("PRC").
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2013, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Our total interest expense on borrowings was $33 thousand and $0.1 million during the three months ended March 31, 2013 and 2012, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was 12.2% and 16.4% during the three months ended March 31, 2013 and 2012, respectively. The decrease in our effective tax rate was due to the recognition of the 2012 federal R&D tax credit of $0.4 million, which passed legislation during the three months ended March 31, 2013. During the three months ended March 31, 2012, we recorded the reversal of unrecognized tax benefits originally recorded in 2008 and 2009 which amounted to $0.2 million.
On March 31, 2013, we had gross unrecognized tax benefits of approximately $5.1 million, including interest and penalties, of which approximately $4.7 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.1 million and $0.1 million on March 31, 2013 and December 31, 2012, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On March 31, 2013, the open statutes of limitations in our significant tax jurisdictions are as follows: federal are 2009 through 2012, state are 2008 through 2012, and non-U.S. are 2005 through 2012. On March 31, 2013, of our gross unrecognized tax benefits of $5.1 million, which included $0.1 million of interest, $3.2 million are classified as current and $1.9 million are classified as long term.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation are listed below:

(In thousands)	March 31, 2013	December 31, 2012
Accrued social insurance (1)	$19,862	$19,842
Accrued salary/wages	5,603	4,862
Accrued vacation/holiday	2,441	2,048
Accrued bonus (2)	1,325	4,181
Accrued commission	163	478
Accrued medical insurance claims	719	643
Other accrued compensation	1,567	1,344
Total accrued compensation	$31,680	$33,398

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2013 and December 31, 2012.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.2 million and $0.5 million at March 31, 2013 and December 31, 2012, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses are listed below:

(In thousands)	March 31, 2013	December 31, 2012
Advertising and marketing	$480	501
Duties	730	584
Freight	1,471	1,666
Product development	435	569
Professional fees	1,095	1,234
Sales taxes and VAT	555	1,979
Tooling (1)	840	221
Third-party commissions	292	337
Utilities	328	316
Product warranty claim costs	454	404
Other	2,884	2,833
Total other accrued expenses	$9,564	10,644

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the reserve for product warranty claim costs were as follows:

(In thousands) Description	Balance at Beginning of Period	Accruals for Warranties Issued During the Period	Settlements (in Cash or in Kind) During the Period	Balance at End of Period
Reserve for product warranty claim costs:
Three months ended March 31, 2013	$404	$375	$(325)	$454
Three months ended March 31, 2012	$6	$—	$—	$6
Litigation
On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC is infringing, directly and indirectly, four of our patents related to remote control technology. We have alleged that this complaint relates to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC has denied infringing our patents. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we have asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. We are presently determining whether or not to appeal this decision, but in our estimation this ruling does not materially affect our position in this litigation. In all other respects, this litigation is continuing as scheduled with discovery continuing.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on March 31, 2013 and December 31, 2012 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At March 31, 2013, approximately 39 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at March 31, 2013 and December 31, 2012 for the India Plan is not material. During the three months ended March 31, 2013 and 2012, the net periodic benefit costs were also not material.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Note 11 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands, except share data)	2013	2012
Shares repurchased	81,019	17,261
Cost of shares repurchased	$1,558	$309
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the three months ended March 31, 2013 and 2012, we issued 7,500 and 7,500 shares from treasury, respectively, to outside directors for services performed (see Note 13).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2013, we had 788,044 shares available for repurchase under the Board's authorizations. On April 26, 2013, our Board increased these repurchase authorizations by 217,508 shares bringing the total authorization as of the approval date to 1,000,000 shares.
Note 12 — Business Segment and Foreign Operations
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net sales:
United States	$44,768	$34,220
Asia (excluding PRC)	22,160	28,662
People's Republic of China	16,821	15,422
Europe	15,529	13,152
Latin America	7,823	7,032
Other	7,621	5,244
Total net sales	$114,722	$103,732
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Long-lived tangible assets were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Long-lived tangible assets:
United States	$5,406	$5,541
People's Republic of China	73,986	73,804
All other countries	3,397	3,722
Total	$82,789	$83,067
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Research and development	$57	$70
Selling, general and administrative:
Employees	1,109	922
Outside directors	95	205
Total stock-based compensation expense	$1,261	$1,197

Income tax benefit	$389	$407

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2012	1,412	$20.56
Granted	192	19.57
Exercised	(45)	13.31		$294
Forfeited/canceled/expired	(1)	28.08
Outstanding at March 31, 2013 (1)	1,558	$20.64	5.41	$6,033
Vested and expected to vest at March 31, 2013 (1)	1,554	$20.64	5.40	$6,017
Exercisable on March 31, 2013 (1)	1,181	$20.51	4.23	$4,923

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2013. This amount will change based on the fair market value of our stock.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2013	2012
Weighted average fair value of grants (1)	$9.22	$9.65
Risk-free interest rate	0.96%	0.86%
Expected volatility	53.44%	55.25%
Expected life in years	5.20	5.14

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
As of March 31, 2013, we expect to recognize $3.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.2 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	270	$18.72
Granted	80	19.25
Vested	(34)	20.44
Forfeited	—	—
Non-vested at March 31, 2013	316	18.66
As of March 31, 2013, we expect to recognize $4.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.0 years.
Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net gain (loss) on foreign currency exchange contracts (1)	$(198)	$40
Net gain (loss) on foreign currency exchange transactions	(353)	(449)
Other income	1	85
Other income (expense), net	$(550)	$(324)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 16 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2013	2012
BASIC
Net income	$2,946	$1,632
Weighted-average common shares outstanding	14,965	14,871
Basic earnings per share	$0.20	$0.11
DILUTED
Net income	$2,946	$1,632
Weighted-average common shares outstanding for basic	14,965	14,871
Dilutive effect of stock options and restricted stock	260	237
Weighted-average common shares outstanding on a diluted basis	15,225	15,108
Diluted earnings per share	$0.19	$0.11
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Stock options	818	707
Restricted stock shares	61	157
Note 16 — Derivatives
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
The gains and losses on the derivatives are recorded in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair values of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. We have determined that the fair value of our derivatives are derived from level 2 inputs in the fair value hierarchy. The following table sets forth the fair value of derivatives:

	March 31, 2013				December 31, 2012
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$(102)	$—	$(102)	$—	$(13)	$—	$(13)
We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.2 million and a net pre-tax gain of approximately $40 thousand for the three months ended March 31, 2013 and 2012, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Details of foreign currency futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2013	USD/Euro	Euro	$6.0	1.303	$(98)	April 19, 2013
March 31, 2013	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$12.0	6.2715	$(4)	April 19, 2013
December 31, 2012	USD/Euro	Euro	$5.0	1.3228	$(13)	January 18, 2013

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed universal remote control products, audio-video ("AV") accessories, and software that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include subscription broadcasters, OEMs, international retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and infrared ("IR") code database, or library, is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products.
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 733,300 individual device functions and approximately 5,800 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, and CD players, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-four subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People's Republic of China (4) and the United Kingdom.
To recap our results for the three months ended March 31, 2013:

•	Our net sales increased 10.6% to $114.7 million for the three months ended March 31, 2013 from $103.7 million for the three months ended March 31, 2012.

•
Our gross margin percentage improved from 27.3% for the three months ended March 31, 2012 to 28.4% for the three months ended March 31, 2013. This improvement was primarily due to an increase in units produced internally versus units produced by third-party manufacturers.

•	Operating expenses, as a percent of sales, decreased slightly from 25.1% for the three months ended March 31, 2012 to 25.0% for the three months ended March 31, 2013.

•
Our operating income increased 68.5% to $3.9 million for the three months ended March 31, 2013 from $2.3 million for the three months ended March 31, 2012, and our operating margin percentage increased to 3.4% for the three months ended March 31, 2013, compared to 2.2% for the three months ended March 31, 2012.

•	Our effective tax rate decreased 420 basis points to 12.2% for the three months ended March 31, 2013, compared to 16.4% for the three months ended March 31, 2012.
Our strategic business objectives for 2013 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in new product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2013		2012
Net sales	$114,722	100.0%	$103,732	100.0%
Cost of sales	82,173	71.6	75,405	72.7
Gross profit	32,549	28.4	28,327	27.3
Research and development expenses	4,241	3.7	3,463	3.3
Selling, general and administrative expenses	24,413	21.3	22,552	21.8
Operating income	3,895	3.4	2,312	2.2
Interest income (expense), net	9	—	(37)	—
Other income (expense), net	(550)	(0.5)	(324)	(0.3)
Income before income taxes	3,354	2.9	1,951	1.9
Provision for income taxes	408	0.3	319	0.3
Net income	$2,946	2.6%	$1,632	1.6%
Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012
Net sales. Net sales for the three months ended March 31, 2013 were $114.7 million, an increase of 11% compared to $103.7 million for the three months ended March 31, 2012. Net sales by our business and consumer lines were as follows:

	Three Months Ended March 31,
	2013		2012
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$104.6	91.2%	$92.4	89.1%
Consumer	10.1	8.8%	11.3	10.9%
Total net sales	$114.7	100.0%	$103.7	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91% of net sales for the three months ended March 31, 2013 compared to 89% for the three months ended March 31, 2012. Net sales in our Business lines for the three months ended March 31, 2013 increased by 13% to $104.6 million driven largely by strong demand in North American subscription broadcasting. The growth in North American subscription broadcasting was partially offset by a decrease in net sales to consumer electronics companies. Sales to consumer electronics companies have been adversely effected by the prolonged sluggish global economy.

Net sales in our Consumer lines (One For All® retail and private label) were 9% of net sales for the three months ended March 31, 2013 compared to 11% for the three months ended March 31, 2012. Net sales in our Consumer lines for the three months ended March 31, 2013 decreased by 11% to $10.1 million primarily due to a 14% decrease in international retail sales that was driven largely by soft consumer demand and cautious retailers in the European market.
Gross profit. Gross profit for the three months ended March 31, 2013 was $32.5 million compared to $28.3 million for the three months ended March 31, 2012. Gross profit as a percent of sales increased to 28.4% for the three months ended March 31, 2013 from 27.3% for the three months ended March 31, 2012. This improvement was primarily due to an increase in units produced internally versus units produced by third-party manufacturers.
Research and development ("R&D") expenses. R&D expenses increased 22% to $4.2 million for the three months ended March 31, 2013 from $3.5 million for the three months ended March 31, 2012. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 8% to $24.4 million for the three months ended March 31, 2013 from $22.6 million for the three months ended March 31, 2012. This increase was driven primarily by increased payroll costs associated with hiring key personnel in global engineering and in our Asian operations, increased incentive compensation costs, and increased freight and delivery costs associated with higher sales volumes in the current period.
Interest income (expense), net. Net interest income was $9,000 for the three months ended March 31, 2013 compared to net interest expense of $37,000 for the three months ended March 31, 2012. This change was driven by lower interest expense in the current period due to decreased credit needs.
Other income (expense), net. Net other expense was $0.6 million for the three months ended March 31, 2013 compared to net other expense of $0.3 million for the three months ended March 31, 2012. This increase was driven primarily by increased foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi and Argentinian Peso, partially offset by foreign currency gains associated with fluctuations in foreign currency rates associated with the Euro.
Income tax expense. Income tax expense was $0.4 million for the three months ended March 31, 2013 compared to $0.3 million for the three months ended March 31, 2012. Our effective tax rate was 12.2% for the three months ended March 31, 2013 compared to 16.4% for the three months ended March 31, 2012. The decrease in our effective tax rate was due to the recognition of the 2012 federal R&D tax credit of $0.4 million, which passed legislation during the three months ended March 31, 2013. During the three months ended March 31, 2012, we recorded the reversal of unrecognized tax benefits originally recorded in 2008 and 2009 which amounted to $0.2 million.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Three Months Ended March 31, 2013	Increase (Decrease)	Three Months Ended March 31, 2012
Cash used for operating activities	$(11,297)	$(9,272)	$(2,025)
Cash used for investing activities	(3,349)	(1,421)	(1,928)
Cash used for financing activities	(928)	400	(1,328)
Effect of exchange rate changes on cash	(295)	(516)	221

	March 31, 2013	Increase (Decrease)	December 31, 2012
Cash and cash equivalents	$28,724	$(15,869)	$44,593
Working capital	116,245	2,757	113,488
Net cash used for operating activities increased $9.3 million to cash outflows of $11.3 million during the three months ended March 31, 2013 from cash outflows of $2.0 million during the three months ended March 31, 2012, primarily due to working capital needs associated with accounts receivable and inventories. Days sales outstanding increased from approximately 64 days for the three months ended March 31, 2012 to approximately 69 days for the three months ended March 31, 2013. Our days sales outstanding typically fluctuates between 62 and 69 days. With respect to inventories, we increased inventory levels during the three months ended March 31, 2013 to support a higher level of expected sales in the current year. Our inventory turns improved slightly from approximately 3.5 turns for the three months ended March 31, 2012 to approximately 3.7 turns for the three months ended March 31, 2013.
Net cash used for investing activities during the three months ended March 31, 2013 was $3.3 million compared to $1.9 million net cash used during the three months ended March 31, 2012. Cash outflows to purchase property, plant and equipment were $3.1 million during the three months ended March 31, 2013 compared to $1.7 million for the three months ended March 31, 2012. This increase is due primarily to equipment purchases at our China factories which has enabled us to produce more units internally versus utilizing third-party manufacturers.
Net cash used for financing activities was $0.9 million during the three months ended March 31, 2013 compared to net cash used for financing activities of $1.3 million during the three months ended March 31, 2012. The decrease in cash used for financing activities was driven by $2.2 million of net debt repayments in the prior year period, partially offset by an increased level of stock repurchases and lower proceeds from stock option exercises in the current year period.
During the three months ended March 31, 2013, we repurchased 81,019 shares of our common stock at a cost of $1.6 million compared to our repurchase of 17,261 shares at a cost of $0.3 million during the three months ended March 31, 2012. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2013, we had 788,044 shares available for repurchase under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$13,064	$2,481	$3,856	$2,704	$4,023
Capital lease obligations	88	20	40	28	—
Purchase obligations(1)	77,167	10,867	40,800	25,500	—
Total contractual obligations	$90,319	$13,368	$44,696	$28,232	$4,023

(1)	Purchase obligations primarily include contractual payments to purchase tooling assets and inventory.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover cash outlays expected during 2013; however, because our cash is located in various jurisdictions throughout the world, we may at times need to borrow from our revolving line of credit until we are able to transfer cash among our various entities. Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

(In thousands)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$28,724	$44,593
Debt	—	—
Available borrowing resources	54,987	55,000

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
On March 31, 2013, we had $1.4 million, $20.0 million, $5.3 million and $2.0 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2012, we had approximately $2.7 million, $27.3 million, $9.4 million, and $5.2 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. The Amended Credit Agreement expires on November 1, 2014. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13,000 at March 31, 2013.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2013, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Off Balance Sheet Arrangements
We do not participate in any material off balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2012 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at March 31, 2013 we had no outstanding borrowings under our Credit Line, from time to time we need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the three months ended March 31, 2013.
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
Foreign Currency Exchange Rate Risk
At March 31, 2013, we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations during 2013 were the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso and Brazilian Real. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
From time to time, we enter into foreign currency exchange agreements to manage the foreign currency exchange rate risks inherent in our forecasted income and cash flows denominated in foreign currencies. The terms of these foreign currency exchange agreements normally last less than nine months. We recognize the gains and losses on these foreign currency contracts in the same period as the remeasurement gains and losses of the related foreign currency-denominated exposures.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2013 we believe that movements in foreign currency rates may have a material effect on our financial position. We estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso, and the Brazilian Real relative to the U.S. dollar fluctuate 10% from March 31, 2013, net income and total cash flows in the second quarter of 2013 would fluctuate by approximately $2.5 million and $3.0 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in "Notes to the Consolidated Financial Statements - Note 10" is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2012 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2013, we repurchased 81,019 shares of our issued and outstanding common stock for $1.6 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On March 31, 2013, we had 788,044 shares available for repurchase under the Board's authorizations. On April 26, 2013, our Board increased these repurchase authorizations by 217,508 shares bringing the total authorization as of the approval date to 1,000,000 shares.
The following table sets forth, for the three months ended March 31, 2013, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	29,530	$18.85	29,530	839,533
February 1, 2013 - February 28, 2013	32,236	19.09	32,236	807,297
March 1, 2013 - March 31, 2013	19,253	20.05	19,253	788,044
Total	81,019	$19.23	81,019	788,044

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

SIGNATURE
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 9, 2013	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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