Form 10-Q
period 2013-06-30
UNIVERSAL ELECTRONICS INC
filed 2013-08-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,282,389 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 1, 2013.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$49,745	$44,593
Accounts receivable, net	89,432	91,048
Inventories, net	100,050	84,381
Prepaid expenses and other current assets	3,654	3,661
Income tax receivable	6	270
Deferred income taxes	5,175	5,210
Total current assets	248,062	229,163
Property, plant, and equipment, net	76,337	77,706
Goodwill	30,876	30,890
Intangible assets, net	28,312	29,835
Other assets	5,195	5,361
Deferred income taxes	6,516	6,369
Total assets	$395,298	$379,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,947	$59,831
Line of credit	—	—
Accrued compensation	33,005	33,398
Accrued sales discounts, rebates and royalties	6,179	8,093
Accrued income taxes	3,253	3,668
Deferred income taxes	45	41
Other accrued expenses	9,758	10,644
Total current liabilities	118,187	115,675
Long-term liabilities:
Deferred income taxes	10,654	10,687
Income tax payable	525	525
Other long-term liabilities	2,055	1,787
Total liabilities	131,421	128,674
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,839,302 and 21,491,398 shares issued on June 30, 2013 and December 31, 2012, respectively	218	215
Paid-in capital	187,744	180,607
Accumulated other comprehensive income (loss)	576	1,052
Retained earnings	179,356	170,569
	367,894	352,443
Less cost of common stock in treasury, 6,619,048 and 6,516,382 shares on June 30, 2013 and December 31, 2012, respectively	(104,017)	(101,793)
Total stockholders' equity	263,877	250,650
Total liabilities and stockholders' equity	$395,298	$379,324
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$136,109	$116,704	$250,831	$220,436
Cost of sales	98,273	83,734	180,446	159,139
Gross profit	37,836	32,970	70,385	61,297
Research and development expenses	4,040	3,424	8,281	6,887
Selling, general and administrative expenses	23,820	23,080	48,233	45,632
Operating income	9,976	6,466	13,871	8,778
Interest income (expense), net	4	(51)	13	(88)
Other income (expense), net	(1,630)	(126)	(2,180)	(450)
Income before provision for income taxes	8,350	6,289	11,704	8,240
Provision for income taxes	2,509	1,136	2,917	1,455
Net income	$5,841	$5,153	$8,787	$6,785
Earnings per share:
Basic	$0.39	$0.35	$0.58	$0.46
Diluted	$0.38	$0.34	$0.57	$0.45
Shares used in computing earnings per share:
Basic	15,098	14,933	15,032	14,904
Diluted	15,419	15,048	15,322	15,080
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,841	$5,153	$8,787	$6,785
Other comprehensive income (loss):
Change in foreign currency translation adjustment	650	(2,421)	(476)	(1,493)
Comprehensive income	$6,491	$2,732	$8,311	$5,292
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash provided by (used for) operating activities:
Net income	$8,787	$6,785
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,788	8,525
Provision for doubtful accounts	48	37
Provision for inventory write-downs	1,130	1,623
Deferred income taxes	(111)	6
Tax benefit from exercise of stock options and vested restricted stock	399	(72)
Excess tax benefit from stock-based compensation	(366)	(30)
Shares issued for employee benefit plan	446	468
Stock-based compensation	2,561	2,337
Changes in operating assets and liabilities:
Accounts receivable	638	(4,678)
Inventories	(16,996)	10,630
Prepaid expenses and other assets	143	(711)
Accounts payable and accrued expenses	2,647	(13,523)
Accrued income and other taxes	(168)	(2,796)
Net cash provided by (used for) operating activities	7,946	8,601
Cash used for investing activities:
Acquisition of property, plant, and equipment	(4,655)	(4,261)
Acquisition of intangible assets	(654)	(430)
Net cash used for investing activities	(5,309)	(4,691)
Cash provided by (used for) financing activities:
Issuance of debt	19,500	8,000
Payment of debt	(19,500)	(11,400)
Proceeds from stock options exercised	3,946	1,386
Treasury stock purchased	(2,435)	(486)
Excess tax benefit from stock-based compensation	366	30
Net cash provided by (used for) financing activities	1,877	(2,470)
Effect of exchange rate changes on cash	638	(124)
Net increase (decrease) in cash and cash equivalents	5,152	1,316
Cash and cash equivalents at beginning of year	44,593	29,372
Cash and cash equivalents at end of period	$49,745	$30,688

Supplemental Cash Flow Information:
Income taxes paid	$2,420	$5,354
Interest paid	$43	$176
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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
Our results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions. This guidance became effective on January 1, 2013 with retrospective application required. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which updates ASU 2011-05, "Comprehensive Income." This standard requires the presentation in a single location, either in a note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated results of operations or financial position.
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2013	December 31, 2012
United States	$14,208	$2,741
Asia	25,758	27,317
Europe	6,079	9,361
Cayman Islands	1	1
South America	3,699	5,173
Total cash and cash equivalents	$49,745	$44,593
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Trade receivables, gross	$87,664	$90,056
Allowance for doubtful accounts	(325)	(322)
Allowance for sales returns	(588)	(996)
Net trade receivables	86,751	88,738
Other	2,681	2,310
Accounts receivable, net	$89,432	$91,048
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands) Description	Balance at Beginning of Period	Additions to Costs and Expenses	(Write-offs)/ FX Effects	Balance at End of Period
Valuation account for trade receivables:
Six months ended June 30, 2013	$322	48	(45)	$325
Six months ended June 30, 2012	$1,021	37	(7)	$1,051
Sales Returns
The allowance for sales returns at June 30, 2013 and December 31, 2012 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.6 million on June 30, 2013 and December 31, 2012, respectively. The value of these returned goods was included in our inventory balance at June 30, 2013 and December 31, 2012.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Significant Customer
Net sales to the following significant customer that totaled more than 10% of our net sales were as follows:

	Three Months Ended June 30,
	2013		2012
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$22,137	16.3%	$19,215	16.5%

	Six Months Ended June 30,
	2013		2012
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$42,984	17.1%	$35,426	16.1%
Trade receivables associated with the significant customer activity disclosed above were as follows:

	June 30, 2013		December 31, 2012
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
DIRECTV	$10,360	11.6%	$9,277	10.2%
The loss of this customer or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.
Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Raw materials	$23,683	$17,438
Components	16,733	20,978
Work in process	3,250	1,050
Finished goods	58,306	46,939
Reserve for excess and obsolete inventory	(1,922)	(2,024)
Inventories, net	$100,050	$84,381

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Sell Through(2)	Write-offs/FX Effects	Balance at End of Period
Reserve for excess and obsolete inventory:
Six months ended June 30, 2013	$2,024	$1,022	$(219)	$(905)	$1,922
Six months ended June 30, 2012	$3,447	$1,386	$(558)	$(1,238)	$3,037

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

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

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant suppliers that totaled more than 10% of our total inventory purchases as follows:

	Three Months Ended June 30,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	$—	—	$5,719	10.0%

	Six Months Ended June 30,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Samsung	$—	—	$10,935	10.2%
Samjin	$—	—	$11,193	10.4%

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
JUNE 30, 2013
(Unaudited)

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Three Months Ended June 30,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$2,469	3.0%	$2,152	3.8%

	Six Months Ended June 30,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$4,685	3.2%	$3,507	3.3%
The total accounts payable to this vendor were the following:

	June 30, 2013		December 31, 2012
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$1,476	2.2%	$1,815	3.0%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2012	$30,890
Foreign currency	(14)
Balance at June 30, 2013	$30,876

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	June 30, 2013			December 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount (1):
Distribution rights	$373	$(50)	$323	$378	$(50)	$328
Patents	8,541	(4,097)	4,444	8,113	(3,847)	4,266
Trademark and trade names	2,840	(1,268)	1,572	2,841	(1,127)	1,714
Developed and core technology	3,505	(1,022)	2,483	3,507	(906)	2,601
Capitalized software development costs	327	(119)	208	1,276	(913)	363
Customer relationships	26,400	(7,118)	19,282	26,415	(5,852)	20,563
Total carrying amount	$41,986	$(13,674)	$28,312	$42,530	$(12,695)	$29,835

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.3 million and $9.1 million on June 30, 2013 and December 31, 2012, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Cost of sales	$51	$76	$143	$157
Selling, general and administrative	973	962	1,945	1,920
Total amortization expense	$1,024	$1,038	$2,088	$2,077

Estimated future amortization expense related to our intangible assets at June 30, 2013, is as follows:

(In thousands)
2013 (remaining 6 months)	$2,048
2014	4,053
2015	3,888
2016	3,871
2017	3,842
Thereafter	10,610
Total	$28,312
Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. We recorded immaterial impairment charges related to our intangible assets for the three and six months ended June 30, 2013 and 2012.
We disposed of three patents and one trademark with an immaterial aggregate carrying amount during the six months ended June 30, 2013. We disposed of eleven patents with an immaterial aggregate carrying amount during the six months ended June 30, 2012. These assets no longer held any probable future economic benefits and thus were written-off.
Note 6 — Line of Credit
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. The Amended Credit Agreement expires on November 1, 2014. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at June 30, 2013.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2013, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Our total interest expense on borrowings was $16 thousand and $0.1 million during the three months ended June 30, 2013 and 2012, respectively. Our total interest expense on borrowings was $49 thousand and $0.2 million during the six months ended June 30, 2013 and 2012, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income. We recorded income tax expense of $2.5 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 30.0% and 18.1% during the three months ended June 30, 2013 and 2012, respectively. The increase in our effective tax rate was due to the following: the recording of approximately $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited; a greater percentage of income earned in higher tax rate jurisdictions in 2013 compared to 2012; and the reversal of $0.3 million of unrecognized tax benefits in the second quarter of 2012 which were originally recorded in 2007, 2010 and 2011.
We recorded income tax expense of $2.9 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 24.9% and 17.7% during the six months ended June 30, 2013 and 2012, respectively. The increase in our effective tax rate was due to the following: the recording of approximately $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited; a greater percentage of income earned in higher tax rate jurisdictions in 2013 compared to 2012; and the reversal of $0.5 million of unrecognized tax benefits in 2012 which were originally recorded in 2007 through 2011.
On June 30, 2013, we had gross unrecognized tax benefits of approximately $5.5 million, including interest and penalties, of which approximately $5.0 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.5 million and $0.1 million on June 30, 2013 and December 31, 2012, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On June 30, 2013, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2009 through 2012, state 2008 through 2012, and non-U.S. 2006 through 2012. On June 30, 2013, of our gross unrecognized tax benefits of $5.5 million, which included $0.5 million of interest and penalties, $3.6 million are classified as current and $1.9 million are classified as long term.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation are listed below:

(In thousands)	June 30, 2013	December 31, 2012
Accrued social insurance (1)	$20,135	$19,842
Accrued salary/wages	5,393	4,862
Accrued vacation/holiday	2,202	2,048
Accrued bonus (2)	3,076	4,181
Accrued commission	470	478
Accrued medical insurance claims	669	643
Other accrued compensation	1,060	1,344
Total accrued compensation	$33,005	$33,398

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2013 and December 31, 2012.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.4 million and $0.5 million at June 30, 2013 and December 31, 2012, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses are listed below:

(In thousands)	June 30, 2013	December 31, 2012
Advertising and marketing	$478	$501
Duties	819	584
Freight	1,458	1,666
Product development	381	569
Product warranty claim costs	279	404
Professional fees	806	1,234
Sales taxes and VAT	671	1,979
Third-party commissions	677	337
Tooling (1)	638	221
Utilities	356	316
Other	3,195	2,833
Total other accrued expenses	$9,758	$10,644

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the reserve for product warranty claim costs were as follows:

(In thousands) Description	Balance at Beginning of Period	Accruals for Warranties Issued During the Period	Settlements (in Cash or in Kind) During the Period	Balance at End of Period
Reserve for product warranty claim costs:
Six months ended June 30, 2013	$404	$375	$(500)	$279
Six months ended June 30, 2012	$6	$—	$—	$6
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
On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In this second lawsuit, we are alleging that URC is infringing, directly and indirectly, nine additional patents that we own related to remote control technology. As in the first lawsuit, in this second lawsuit we have alleged that this complaint relates to multiple URC remote control products. We are seeking monetary relief for infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC has not yet responded to this complaint.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on June 30, 2013 and December 31, 2012 based on its latest actuarial

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At June 30, 2013, approximately 38 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at June 30, 2013 and December 31, 2012 for the India Plan was not material. During the six months ended June 30, 2013 and 2012, the net periodic benefit costs were also not material.
Note 11 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands, except share data)	2013	2012
Shares repurchased	117,666	27,980
Cost of shares repurchased	$2,435	$486
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the six months ended June 30, 2013 and 2012, we issued 15,000 and 22,500 shares from treasury, respectively, to outside directors for services performed (see Note 13).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2013, we had 968,905 shares available for repurchase under the Board's authorizations.
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net sales:
United States	$47,979	$40,129	$92,747	$74,349
Asia (excluding PRC)	29,575	32,857	51,735	61,519
People's Republic of China	24,803	19,287	41,624	34,709
Europe	17,992	14,982	33,521	28,134
Latin America	8,887	5,109	16,710	12,141
Other	6,873	4,340	14,494	9,584
Total net sales	$136,109	$116,704	$250,831	$220,436
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Long-lived tangible assets were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Long-lived tangible assets:
United States	$5,242	$5,541
People's Republic of China	73,015	73,804
All other countries	3,275	3,722
Total	$81,532	$83,067
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Research and development	$55	$45	$112	$115
Selling, general and administrative:
Employees	1,149	890	2,258	1,812
Outside directors	96	205	191	410
Total stock-based compensation expense	$1,300	$1,140	$2,561	$2,337

Income tax benefit	$415	$360	$804	$767

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2012	1,412	$20.56
Granted	201	19.68
Exercised	(273)	14.44		$2,703
Forfeited/canceled/expired	(7)	28.08
Outstanding at June 30, 2013 (1)	1,333	$21.64	5.72	$8,799
Vested and expected to vest at June 30, 2013 (1)	1,329	$21.65	5.70	$8,763
Exercisable on June 30, 2013 (1)	989	$21.89	4.60	$6,279

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2013. This amount will change based on the fair market value of our stock.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average fair value of grants (1)	$10.04	$—	$9.26	$9.65
Risk-free interest rate	0.73%	—	0.95%	0.86%
Expected volatility	52.38%	—	53.39%	55.25%
Expected life in years	5.20	—	5.20	5.14

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
As of June 30, 2013, we expect to recognize $3.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.1 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	270	$18.72
Granted	80	19.25
Vested	(72)	20.74
Forfeited	—	—
Non-vested at June 30, 2013	278	18.34
As of June 30, 2013, we expect to recognize $4.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.
Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net gain (loss) on foreign currency exchange contracts (1)	$(57)	$(254)	$(255)	$(214)
Net gain (loss) on foreign currency exchange transactions	(1,596)	111	(1,949)	(339)
Other income	23	17	24	103
Other income (expense), net	$(1,630)	$(126)	$(2,180)	$(450)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 16 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2013	2012	2013	2012
BASIC
Net income	$5,841	$5,153	$8,787	$6,785
Weighted-average common shares outstanding	15,098	14,933	15,032	14,904
Basic earnings per share	$0.39	$0.35	$0.58	$0.46
DILUTED
Net income	$5,841	$5,153	$8,787	$6,785
Weighted-average common shares outstanding for basic	15,098	14,933	15,032	14,904
Dilutive effect of stock options and restricted stock	321	115	290	176
Weighted-average common shares outstanding on a diluted basis	15,419	15,048	15,322	15,080
Diluted earnings per share	$0.38	$0.34	$0.57	$0.45
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Stock options	641	1,228	729	967
Restricted stock shares	—	167	30	162
Note 16 — Derivatives
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

	June 30, 2013				December 31, 2012
(In thousands)	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
Description	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$(172)	$—	$(172)	$—	$(13)	$—	$(13)
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.1 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, we had a net pre-tax loss of $0.3 million and $0.2 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Details of foreign currency futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2013	USD/Euro	Euro	$6.0	1.3405	$(172)	July 26, 2013
December 31, 2012	USD/Euro	Euro	$5.0	1.3228	$(13)	January 18, 2013

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.

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
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 743,800 individual device functions and approximately 5,900 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, and CD players, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-four subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People's Republic of China (4) and the United Kingdom.
To recap our results for the six months ended June 30, 2013:

•	Our net sales increased 13.8% to 250.8 million for the six months ended June 30, 2013 from $220.4 million for the six months ended June 30, 2012.

•
Our gross margin percentage improved from 27.8% for the six months ended June 30, 2012 to 28.1% for the six months ended June 30, 2013. This improvement was primarily due to an increase in units produced internally versus units produced by third-party manufacturers.

•	Operating expenses, as a percent of sales, decreased from 23.8% for the six months ended June 30, 2012 to 22.5% for the six months ended June 30, 2013.

•
Our operating income increased 58.0% to $13.9 million for the six months ended June 30, 2013 from $8.8 million for the six months ended June 30, 2012, and our operating margin percentage increased to 5.6% for the six months ended June 30, 2013, compared to 4.0% for the six months ended June 30, 2012.

•	Our effective tax rate increased to 24.9% for the six months ended June 30, 2013, compared to 17.7% for the six months ended June 30, 2012.
Our strategic business objectives for 2013 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in new product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.2	71.7	71.9	72.2
Gross profit	27.8	28.3	28.1	27.8
Research and development expenses	3.0	2.9	3.3	3.1
Selling, general and administrative expenses	17.5	19.9	19.2	20.7
Operating income	7.3	5.5	5.6	4.0
Interest income (expense), net	—	—	—	—
Other income (expense), net	(1.2)	(0.1)	(0.9)	(0.2)
Income before provision for income taxes	6.1	5.4	4.7	3.8
Provision for income taxes	1.8	1.0	1.2	0.7
Net income	4.3%	4.4%	3.5%	3.1%
Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012
Net sales. Net sales for the three months ended June 30, 2013 were $136.1 million, an increase of 17% compared to $116.7 million for the three months ended June 30, 2012. Net sales by our business and consumer lines were as follows:

	Three Months Ended June 30,
	2013		2012
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$124.2	91.3%	$103.9	89.0%
Consumer	11.9	8.7%	12.8	11.0%
Total net sales	$136.1	100.0%	$116.7	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91% of net sales for the three months ended June 30, 2013 compared to 89% for the three months ended June 30, 2012. Net sales in our Business lines for the three months ended June 30, 2013 increased by 20% to $124.2 million driven primarily by strong demand in North American subscription broadcasting and Latin American subscription broadcasting, particularly in Brazil, as well as growth in net sales to consumer electronics companies in Asia.

Net sales in our Consumer lines (One For All® retail and private label) were 9% of net sales for the three months ended June 30, 2013 compared to 11% for the three months ended June 30, 2012. Net sales in our Consumer lines for the three months ended June 30, 2013 decreased by 7% to $11.9 million primarily due to a 30% decrease in North American retail sales and a 3% decrease in international retail sales that was driven largely by soft consumer demand and cautious retailers in the European market.
Gross profit. Gross profit for the three months ended June 30, 2013 was $37.8 million compared to $33.0 million for the three months ended June 30, 2012. Gross profit as a percent of sales decreased to 27.8% for the three months ended June 30, 2013 from 28.3% for the three months ended June 30, 2012, primarily due to sales mix, with sales to larger customers representing a higher percentage of the total sales.
Research and development ("R&D") expenses. R&D expenses increased 18% to $4.0 million for the three months ended June 30, 2013 from $3.4 million for the three months ended June 30, 2012. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 3% to $23.8 million for the three months ended June 30, 2013 from $23.1 million for the three months ended June 30, 2012. This increase was driven primarily by increased payroll costs associated with hiring key personnel in global engineering and in our Asian operations, increased incentive compensation costs, and increased freight and delivery costs associated with higher sales volumes in the current period. These increases were partially offset by a reduction in litigation costs associated with protecting our intellectual property.
Interest income (expense), net. Net interest income was $4 thousand for the three months ended June 30, 2013 compared to net interest expense of $51 thousand for the three months ended June 30, 2012. This change was driven by lower interest expense in the current period due to decreased credit needs.
Other income (expense), net. Net other expense was $1.6 million for the three months ended June 30, 2013 compared to net other expense of $0.1 million for the three months ended June 30, 2012. This increase was driven primarily by increased foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi, Brazilian Real, and Argentinian Peso.
Income tax expense. Income tax expense was $2.5 million for the three months ended June 30, 2013 compared to $1.1 million for the three months ended June 30, 2012. Our effective tax rate was 30.0% for the three months ended June 30, 2013 compared to 18.1% for the three months ended June 30, 2012. The increase in our effective tax rate was due to the following: the recording of approximately $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited; a greater percentage of income earned in higher tax rate jurisdictions in 2013 compared to 2012; and the reversal of $0.3 million of unrecognized tax benefits in the second quarter of 2012 which were originally recorded in 2007, 2010 and 2011.
Six months ended June 30, 2013 versus Six months ended June 30, 2012
Net sales. Net sales for the six months ended June 30, 2013 were $250.8 million, an increase of 14% compared to $220.4 million for six months ended June 30, 2012. Net sales by our business and consumer lines were as follows:

	Six Months Ended June 30,
	2013		2012
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$228.8	91.2%	$196.3	89.1%
Consumer	22.0	8.8%	24.1	10.9%
Total net sales	$250.8	100.0%	$220.4	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91% of net sales for the six months ended June 30, 2013 compared to 89% for the six months ended June 30, 2012. Net sales in our Business lines for the six months ended June 30, 2013 increased by 17% to $228.8 million driven primarily by strong demand in North American subscription broadcasting and Latin American subscription broadcasting, particularly in Brazil.
Net sales in our Consumer lines (One For All® retail and private label) were 9% of net sales for the six months ended June 30, 2013 compared to 11% for the six months ended June 30, 2012. Net sales in our Consumer lines for the six months ended June 30, 2013 decreased by 9% to $22.0 million primarily due to a 9% decrease in international retail sales that was driven largely by soft consumer demand and cautious retailers in the European market.

Gross profit. Gross profit for the six months ended June 30, 2013 was $70.4 million compared to $61.3 million for the six months ended June 30, 2012. Gross profit as a percent of sales increased to 28.1% for the six months ended June 30, 2013 from 27.8% for the six months ended June 30, 2012. This improvement was primarily due to an increase in units produced internally versus units produced by third-party manufacturers.
Research and development expenses. R&D expenses increased 20% to $8.3 million for the six months ended June 30, 2013 from $6.9 million for the six months ended June 30, 2012. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative expenses. SG&A expenses increased 6% to $48.2 million for the six months ended June 30, 2013 from $45.6 million for the six months ended June 30, 2012. This increase was driven primarily by increased payroll costs associated with hiring key personnel in global engineering and in our Asian operations, increased incentive compensation costs, and increased freight and delivery costs associated with higher sales volumes in the current period. These increases were partially offset by a reduction in litigation costs associated with protecting our intellectual property.
Interest income (expense), net. Net interest income was $13 thousand for the six months ended June 30, 2013 compared to net interest expense of $88 thousand for the six months ended June 30, 2012. This change was driven primarily by lower interest expense in the current period due to decreased credit needs.
Other income (expense), net. Net other expense was $2.2 million for the six months ended June 30, 2013 compared to net other expense of $0.5 million for the six months ended June 30, 2012. This increase was driven primarily by increased foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi, Brazilian Real, and Argentinian Peso.
Income tax expense. Income tax expense was $2.9 million for the six months ended June 30, 2013 compared to $1.5 million for the six months ended June 30, 2012. Our effective tax rate was 24.9% for the six months ended June 30, 2013 compared to 17.7% for the six months ended June 30, 2012. The increase in our effective tax rate was due to the following: the recording of approximately $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited; a greater percentage of income earned in higher tax rate jurisdictions in 2013 compared to 2012; and the reversal of $0.5 million of unrecognized tax benefits in 2012 which were originally recorded in 2007 through 2011.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2013	Increase (Decrease)	Six Months Ended June 30, 2012
Cash provided by operating activities	$7,946	$(655)	$8,601
Cash used for investing activities	(5,309)	(618)	(4,691)
Cash provided by (used for) financing activities	1,877	4,347	(2,470)
Effect of exchange rate changes on cash	638	762	(124)

	June 30, 2013	Increase (Decrease)	December 31, 2012
Cash and cash equivalents	$49,745	$5,152	$44,593
Working capital	129,875	16,387	113,488
Net cash provided by operating activities decreased $0.7 million to cash inflows of $7.9 million during the six months ended June 30, 2013 from cash inflows of $8.6 million during the six months ended June 30, 2012, primarily due to the net impact of changes in working capital needs associated with inventory, accounts receivable and accounts payable. We have increased inventory levels during the six months ended June 30, 2013 to support a higher level of expected sales in the current year. In addition, we purchased more resin than usual as a result of attractive pricing and we increased the inventory levels of certain components, primarily chips, as a result of increased lead times. With regard to accounts receivable, days sales outstanding decreased from approximately 66 days for the three months ended June 30, 2012 to approximately 59 days for the three months ended June 30, 2013. Accounts payable for the six months ended June 20, 2013 increased by approximately $2.6 million compared to a decrease of $13.5 million for the six months ended June 30, 2012.

Net cash used for investing activities during the six months ended June 30, 2013 was $5.3 million compared to $4.7 million during the six months ended June 30, 2012. Cash outflows to purchase property, plant and equipment were $4.7 million during the six months ended June 30, 2013 compared to $4.3 million for the six months ended June 30, 2012. This increase is due primarily to equipment purchases at our China factories which has enabled us to produce more units internally versus utilizing third-party manufacturers.
Net cash provided by financing activities was $1.9 million during the six months ended June 30, 2013 compared to net cash used for financing activities of $2.5 million during the six months ended June 30, 2012. The increase in cash provided by financing activities was driven by higher proceeds from stock options exercises in the current year period and $3.4 million of net debt repayments in the prior year period, partially offset by an increased level of stock repurchases in the current year period.
During the six months ended June 30, 2013, we repurchased 117,666 shares of our common stock at a cost of $2.4 million compared to our repurchase of 27,980 shares at a cost of $0.5 million during the six months ended June 30, 2012. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2013, we had 968,905 shares available for repurchase under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$11,578	$2,309	$3,417	$2,031	$3,821
Capital lease obligations	83	20	40	23	—
Purchase obligations(1) (2)	590	590	—	—	—
Total contractual obligations	$12,251	$2,919	$3,457	$2,054	$3,821

(1)	Purchase obligations include contractual payments to purchase tooling assets.

(2)
We issue cancelable purchase orders for our inventory purchases, which we exclude from the above contractual obligations table. We have determined that $76.7 million previously reported as inventory purchase obligations, all of which related to one contractual arrangement, are not contractually binding and thus have removed them from this table.

Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover cash outlays expected during 2013; however, because our cash is located in various jurisdictions throughout the world, we may at times need to borrow from our revolving line of credit until we are able to transfer cash among our various entities. Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$49,745	$44,593
Debt	—	—
Available borrowing resources	54,987	55,000

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
On June 30, 2013, we had $14.2 million, $25.8 million, $6.1 million and $3.7 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2012, we had approximately $2.7 million, $27.3 million, $9.4 million, and $5.2 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. The Amended Credit Agreement expires on November 1, 2014. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at June 30, 2013.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2013, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at June 30, 2013 we had no outstanding borrowings under our Credit Line, from time to time we need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the three and six months ended June 30, 2013.
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
Foreign Currency Exchange Rate Risk
At June 30, 2013, we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations during 2013 are the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso and Brazilian Real. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets and obligations, including currency contracts, and projected results of operations denominated in foreign currency with all other variables held constant. Based on our overall foreign currency rate exposure at June 30, 2013, we estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso, and the Brazilian Real relative to the U.S. dollar fluctuate 10% from June 30, 2013, net income in the third quarter of 2013 would fluctuate by approximately $4.3 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2013, we repurchased 36,647 shares of our issued and outstanding common stock for $0.9 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On June 30, 2013, we had 968,905 shares available for repurchase under the Board's authorizations.
The following table sets forth, for the three months ended June 30, 2013, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	5,552	$22.17	5,552	1,000,000
May 1, 2013 - May 31, 2013	29,774	24.06	29,774	970,226
June 1, 2013 - June 30, 2013	1,321	28.41	1,321	968,905
Total	36,647	$23.93	36,647	968,905

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	August 8, 2013	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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