Form 10-Q
period 2013-09-30
UNIVERSAL ELECTRONICS INC
filed 2013-11-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,552,256 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 5, 2013.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$44,602	$44,593
Accounts receivable, net	103,466	91,048
Inventories, net	103,579	84,381
Prepaid expenses and other current assets	3,573	3,661
Income tax receivable	12	270
Deferred income taxes	5,102	5,210
Total current assets	260,334	229,163
Property, plant, and equipment, net	76,662	77,706
Goodwill	30,961	30,890
Intangible assets, net	27,632	29,835
Other assets	5,096	5,361
Deferred income taxes	6,252	6,369
Total assets	$406,937	$379,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,153	$59,831
Line of credit	—	—
Accrued compensation	35,529	33,398
Accrued sales discounts, rebates and royalties	7,165	8,093
Accrued income taxes	2,756	3,668
Deferred income taxes	56	41
Other accrued expenses	10,550	10,644
Total current liabilities	113,209	115,675
Long-term liabilities:
Deferred income taxes	10,549	10,687
Income tax payable	525	525
Other long-term liabilities	2,082	1,787
Total liabilities	126,365	128,674
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,133,206 and 21,491,398 shares issued on September 30, 2013 and December 31, 2012, respectively	221	215
Paid-in capital	194,360	180,607
Accumulated other comprehensive income (loss)	2,641	1,052
Retained earnings	187,979	170,569
	385,201	352,443
Less cost of common stock in treasury, 6,634,641 and 6,516,382 shares on September 30, 2013 and December 31, 2012, respectively	(104,629)	(101,793)
Total stockholders' equity	280,572	250,650
Total liabilities and stockholders' equity	$406,937	$379,324
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$142,389	$124,871	$393,220	$345,307
Cost of sales	101,940	88,433	282,386	247,572
Gross profit	40,449	36,438	110,834	97,735
Research and development expenses	4,182	3,521	12,463	10,408
Selling, general and administrative expenses	25,796	23,383	74,029	69,015
Operating income	10,471	9,534	24,342	18,312
Interest income (expense), net	47	(24)	60	(112)
Other income (expense), net	(717)	(65)	(2,897)	(515)
Income before provision for income taxes	9,801	9,445	21,505	17,685
Provision for income taxes	1,178	2,595	4,095	4,050
Net income	$8,623	$6,850	$17,410	$13,635
Earnings per share:
Basic	$0.56	$0.46	$1.15	$0.91
Diluted	$0.55	$0.45	$1.13	$0.90
Shares used in computing earnings per share:
Basic	15,324	14,984	15,129	14,931
Diluted	15,743	15,099	15,462	15,087
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$8,623	$6,850	$17,410	$13,635
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,065	498	1,589	(995)
Comprehensive income	$10,688	$7,348	$18,999	$12,640
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used for) operating activities:
Net income	$17,410	$13,635
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,387	12,948
Provision for doubtful accounts	140	72
Provision for inventory write-downs	1,988	2,148
Deferred income taxes	127	146
Tax benefit from exercise of stock options and vested restricted stock	1,040	(160)
Excess tax benefit from stock-based compensation	(1,011)	(49)
Shares issued for employee benefit plan	598	620
Stock-based compensation	3,950	3,447
Changes in operating assets and liabilities:
Accounts receivable	(12,734)	(10,876)
Inventories	(20,701)	15,758
Prepaid expenses and other assets	352	(282)
Accounts payable and accrued expenses	(3,015)	(8,335)
Accrued income and other taxes	(729)	(1,428)
Net cash provided by (used for) operating activities	802	27,644
Cash used for investing activities:
Acquisition of property, plant, and equipment	(7,978)	(6,525)
Acquisition of intangible assets	(978)	(802)
Net cash used for investing activities	(8,956)	(7,327)
Cash provided by (used for) financing activities:
Issuance of debt	19,500	12,000
Payment of debt	(19,500)	(21,600)
Proceeds from stock options exercised	8,487	1,425
Treasury stock purchased	(3,153)	(619)
Excess tax benefit from stock-based compensation	1,011	49
Net cash provided by (used for) financing activities	6,345	(8,745)
Effect of exchange rate changes on cash	1,818	272
Net increase (decrease) in cash and cash equivalents	9	11,844
Cash and cash equivalents at beginning of year	44,593	29,372
Cash and cash equivalents at end of period	$44,602	$41,216

Supplemental Cash Flow Information:
Income taxes paid	$3,319	$6,494
Interest paid	$44	$245
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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
Our results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated results of operations or financial position.
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2013	December 31, 2012
United States	$15,850	$2,741
Asia	19,113	27,317
Europe	6,615	9,361
Cayman Islands	8	1
South America	3,016	5,173
Total cash and cash equivalents	$44,602	$44,593
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Trade receivables, gross	$99,708	$90,056
Allowance for doubtful accounts	(425)	(322)
Allowance for sales returns	(535)	(996)
Net trade receivables	98,748	88,738
Other	4,718	2,310
Accounts receivable, net	$103,466	$91,048

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$322	$1,021
Additions to costs and expenses	140	72
(Write-offs)/FX effects	(37)	(775)
Balance at end of period	$425	$318
Sales Returns
The allowance for sales returns at September 30, 2013 and December 31, 2012 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.4 million and $0.6 million on September 30, 2013 and December 31, 2012, respectively. The value of these returned goods was included in our inventory balance at September 30, 2013 and December 31, 2012.
Significant Customer
Net sales to the following significant customer that totaled more than 10% of our net sales were as follows:

	Three Months Ended September 30,
	2013		2012
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$21,667	15.2%	$23,691	19.0%

	Nine Months Ended September 30,
	2013		2012
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$64,651	16.4%	$59,117	17.1%
Trade receivables associated with a significant customer that totaled more than 10% of our accounts receivable, net were as follows:

	September 30, 2013		December 31, 2012
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
DIRECTV	$—	—%	$9,277	10.2%
The loss of this customer or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Raw materials	$20,831	$17,438
Components	19,949	20,978
Work in process	2,771	1,050
Finished goods	62,022	46,939
Reserve for excess and obsolete inventory	(1,994)	(2,024)
Inventories, net	$103,579	$84,381

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$2,024	$3,447
Additions charged to costs and expenses (1)	1,838	1,891
Sell through (2)	(240)	(1,124)
Write-offs/FX effects	(1,628)	(1,907)
Balance at end of period	$1,994	$2,307

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)
These amounts represent the reversal of reserves associated with inventory items that were sold during the period. Sell through is the result of differences between our judgment concerning the saleability of inventory items during the excess and obsolete inventory review process and our subsequent experience.

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant suppliers that totaled more than 10% of our total inventory purchases as follows:

	Three Months Ended September 30,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Maxim	$8,699	11.2%	—	—
Wuxi Funide Digital	$7,781	10.0%	—	—

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
SEPTEMBER 30, 2013
(Unaudited)

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Three Months Ended September 30,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$2,395	3.1%	$2,471	4.3%

	Nine Months Ended September 30,
	2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$7,079	3.2%	$5,978	3.6%
The total accounts payable to this vendor were the following:

	September 30, 2013		December 31, 2012
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$1,619	2.8%	$1,815	3.0%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2012	$30,890
Foreign currency	71
Balance at September 30, 2013	$30,961

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	September 30, 2013			December 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount (1):
Distribution rights	$389	$(52)	$337	$378	$(50)	$328
Patents	8,695	(4,175)	4,520	8,113	(3,847)	4,266
Trademark and trade names	2,840	(1,339)	1,501	2,841	(1,127)	1,714
Developed and core technology	3,505	(1,080)	2,425	3,507	(906)	2,601
Capitalized software development costs	297	(98)	199	1,276	(913)	363
Customer relationships	26,403	(7,753)	18,650	26,415	(5,852)	20,563
Total carrying amount	$42,129	$(14,497)	$27,632	$42,530	$(12,695)	$29,835

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.5 million and $9.1 million on September 30, 2013 and December 31, 2012, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Cost of sales	$34	$73	$177	$231
Selling, general and administrative	986	971	2,930	2,890
Total amortization expense	$1,020	$1,044	$3,107	$3,121

Estimated future amortization expense related to our intangible assets at September 30, 2013, is as follows:

(In thousands)
2013 (remaining 3 months)	$1,021
2014	4,053
2015	3,890
2016	3,858
2017	3,830
Thereafter	10,980
Total	$27,632
Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. We recorded immaterial impairment charges related to our intangible assets for the three and nine months ended September 30, 2013 and 2012.
We disposed of nine patents and twelve trademarks with an immaterial aggregate carrying amount during the nine months ended September 30, 2013. We disposed of thirteen patents with an immaterial aggregate carrying amount during the nine months ended September 30, 2012. These assets no longer held any probable future economic benefits and thus were written-off.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 6 — Line of Credit
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. The Amended Credit Agreement expires on November 1, 2014. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at September 30, 2013.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2013, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Our total interest expense on borrowings was $0.1 million during the three months ended September 30, 2012. Our total interest expense on borrowings was $23 thousand and $0.2 million during the nine months ended September 30, 2013 and 2012, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $1.2 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 12.0% and 27.5% during the three months ended September 30, 2013 and 2012, respectively. The decrease in our effective tax rate was due primarily to a shift of income from higher tax rate jurisdictions to lower tax rate jurisdictions driven largely by a tax benefit on certain income earned in Hong Kong.
We recorded income tax expense of $4.1 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 19.0% and 22.9% during the nine months ended September 30, 2013 and 2012, respectively. The decrease in our effective tax rate was due primarily to a shift of income from higher tax rate jurisdictions to lower tax rate jurisdictions driven largely by a tax benefit on certain income earned in Hong Kong. Partially offsetting this benefit was the recording of approximately $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited and the reversal of $0.5 million of unrecognized tax benefits in 2012 which were originally recorded in 2007 through 2011.
On September 30, 2013, we had gross unrecognized tax benefits of approximately $3.4 million, including interest and penalties, of which approximately $2.9 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.1 million and $0.1 million on September 30, 2013 and December 31, 2012, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On September 30, 2013, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2010 through 2012, state 2008 through 2012, and non-U.S. 2006 through 2012. On September 30, 2013, of our gross unrecognized tax benefits of $3.4 million, which included $0.1 million of interest and penalties, $1.5 million are classified as current and $1.9 million are classified as long term.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation are listed below:

(In thousands)	September 30, 2013	December 31, 2012
Accrued social insurance (1)	$20,325	$19,842
Accrued salary/wages	5,856	4,862
Accrued vacation/holiday	2,127	2,048
Accrued bonus (2)	4,838	4,181
Accrued commission	755	478
Accrued medical insurance claims	576	643
Other accrued compensation	1,052	1,344
Total accrued compensation	$35,529	$33,398

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2013 and December 31, 2012.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.5 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses are listed below:

(In thousands)	September 30, 2013	December 31, 2012
Advertising and marketing	$402	$501
Duties	855	584
Freight	1,575	1,666
Product development	522	569
Product warranty claim costs	—	404
Professional fees	954	1,234
Sales taxes and VAT	1,017	1,979
Third-party commissions	632	337
Tooling (1)	754	221
Utilities	386	316
Other	3,453	2,833
Total other accrued expenses	$10,550	$10,644

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the reserve for product warranty claim costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$404	$6
Accruals for warranties issued during the period	375	—
Settlements (in cash or in kind) during the period	(779)	—
Balance at end of period	$—	$6
Litigation
On July 15, 2011, we filed a lawsuit against Logitech, Inc., Logitech International S.A. and Logitech Europe S.A. in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies were infringing seventeen of our patents related to remote control technology. We alleged that this complaint related to multiple Logitech remote control products and were seeking monetary relief for the infringement, including enhanced damages due to the willfulness of the Logitech companies’ actions, injunctive relief to enjoin the Logitech companies from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. In its answer, filed on November 3, 2011, the Logitech companies generally denied all of our allegations of infringement and counterclaimed that we were infringing five of their patents. On November 24, 2011, we answered the Logitech companies’ counterclaims, generally denying all of their allegations of infringement. On September 26, 2012, the Logitech companies and the Company entered into a long-term, confidential Settlement and License Agreement with an effective date of July 1, 2012 (the “Agreement”). During the term of the Agreement, the Logitech companies and the Company dismissed all lawsuits and, among other things, the Logitech companies will pay royalties to the Company to license the technologies covered by our patents in this suit. Additionally, the Logitech companies agreed to pay the Company $2.0 million for past royalties for the period covering July 1, 2010 through June 30, 2012. Due to the historical and ongoing relationship with the Logitech companies, this amount was included in net sales for the three- and nine-month periods ended September 30, 2012.
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
On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In this second lawsuit, we are alleging that URC is infringing, directly and indirectly, nine additional patents that we own related to remote control technology. As in the first lawsuit, in this second lawsuit we have alleged that this complaint relates to multiple URC remote control products. We are seeking monetary relief for infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In mid-July 2013, URC filed a Notice of Related Cases seeking to transfer this lawsuit to the same Judge and Magistrate hearing the lawsuit we filed against URC on March 2, 2012 and we did not object to this Notice. Consequently, this lawsuit was transferred. In all other respects this litigation is continuing as scheduled with URC answering this compliant with a denial of infringement, asserting affirmative defenses, and seeking a ruling that URC has not infringed our patents, that our patents are invalid and unenforceable, that the patents have been licensed to URC, and an award of attorneys’ fees and costs. Discovery is underway.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

On September 23, 2013, we filed a lawsuit against Peel Technologies, Inc. (“Peel”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Peel Technologies, Inc., SACV13-01484 GAF (RNBx)) alleging that Peel is infringing, directly and indirectly, five of our patents related to remote control technology. We have alleged that this complaint relates to software and hardware used in connection with remote control devices, including Peel’s software products called “TV App” (sometimes referred to as “Sense TV”), “WatchOn App” and “Peel Smart Remote App,” and a product called “Peel Universal Remote” consisting of a Peel “Fruit” hardware device and a software component for use with the iOS operating system. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of Peel’s actions, injunctive relief to enjoin Peel from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. Peel has not yet answered our compliant.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on September 30, 2013 and December 31, 2012 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At September 30, 2013, approximately 37 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at September 30, 2013 and December 31, 2012 for the India Plan was not material. During the nine months ended September 30, 2013 and 2012, the net periodic benefit costs were also not material.
Note 11 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands, except share data)	2013	2012
Shares repurchased	140,759	37,267
Cost of shares repurchased	$3,153	$619
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the nine months ended September 30, 2013 and 2012, we issued 22,500 and 30,000 shares from treasury, respectively, to outside directors for services performed (see Note 13).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2013, we had 945,812 shares available for repurchase under the Board's authorizations.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net sales:
United States	$53,310	$49,015	$146,057	$123,364
Asia (excluding PRC)	28,521	27,752	80,256	89,271
People's Republic of China	27,913	21,031	69,537	55,740
Europe	16,686	14,049	50,207	42,183
Latin America	9,617	7,926	26,327	20,067
Other	6,342	5,098	20,836	14,682
Total net sales	$142,389	$124,871	$393,220	$345,307
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Long-lived tangible assets:
United States	$4,786	$5,541
People's Republic of China	73,751	73,804
All other countries	3,221	3,722
Total	$81,758	$83,067

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Research and development	$54	$52	$166	$167
Selling, general and administrative:
Employees	1,120	949	3,378	2,761
Outside directors	215	109	406	519
Total stock-based compensation expense	$1,389	$1,110	$3,950	$3,447

Income tax benefit	$451	$358	$1,255	$1,125

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2012	1,412	$20.56
Granted	201	19.68
Exercised	(499)	17.00		$5,564
Forfeited/canceled/expired	(7)	28.08
Outstanding at September 30, 2013 (1)	1,107	$21.96	5.95	$15,584
Vested and expected to vest at September 30, 2013 (1)	1,103	$21.96	5.94	$15,519
Exercisable on September 30, 2013 (1)	811	$22.39	4.93	$11,068

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2013. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average fair value of grants (1)	$—	$7.17	$9.26	$9.57
Risk-free interest rate	—%	0.72%	0.95%	0.86%
Expected volatility	—%	54.44%	53.39%	55.22%
Expected life in years	0.00	5.34	5.20	5.15

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
As of September 30, 2013, we expect to recognize $2.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	270	$18.72
Granted	110	21.84
Vested	(143)	19.52
Forfeited	—	—
Non-vested at September 30, 2013	237	$19.67
As of September 30, 2013, we expect to recognize $4.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.5 years.
Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net gain (loss) on foreign currency exchange contracts (1)	$299	$96	$44	$(118)
Net gain (loss) on foreign currency exchange transactions	(1,084)	(266)	(3,033)	(604)
Other income	68	105	92	207
Other income (expense), net	$(717)	$(65)	$(2,897)	$(515)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 16).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2013	2012	2013	2012
BASIC
Net income	$8,623	$6,850	$17,410	$13,635
Weighted-average common shares outstanding	15,324	14,984	15,129	14,931
Basic earnings per share	$0.56	$0.46	$1.15	$0.91
DILUTED
Net income	$8,623	$6,850	$17,410	$13,635
Weighted-average common shares outstanding for basic	15,324	14,984	15,129	14,931
Dilutive effect of stock options and restricted stock	419	115	333	156
Weighted-average common shares outstanding on a diluted basis	15,743	15,099	15,462	15,087
Diluted earnings per share	$0.55	$0.45	$1.13	$0.90
The number of stock options and restricted stock awards excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Stock options	7	1,215	488	1,050
Restricted stock awards	—	213	20	179
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

	September 30, 2013				December 31, 2012
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$64	$—	$64	$—	$(13)	$—	$(13)
We held foreign currency exchange contracts which resulted in a net pre-tax gain of $0.3 million and a pre-tax gain of $0.1 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, we had a net pre-tax gain of $44 thousand and a net pre-tax loss of $0.1 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Details of foreign currency futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2013	USD/Euro	Euro	$7.5	1.3529	$(2)	October 25, 2013
September 30, 2013	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$15.0	6.2047	$159	January 15, 2014
September 30, 2013	USD/Brazilian Real	Brazilian Real	$3.0	2.3442	$(93)	January 17, 2014
December 31, 2012	USD/Euro	Euro	$5.0	1.3228	$(13)	January 18, 2013

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.

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
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 763,400 individual device functions and approximately 6,000 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, and CD players, as well as most other infrared remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-three subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People's Republic of China (3) and the United Kingdom.
To recap our results for the three months ended September 30, 2013:

•	Our net sales increased 14.0% to $142.4 million for the three months ended September 30, 2013 from $124.9 million for the three months ended September 30, 2012.

•	Our gross margin percentage decreased from 29.2% for the three months ended September 30, 2012 to 28.4% for the three months ended September 30, 2013.

•	Operating expenses, as a percent of sales, decreased from 21.5% for the three months ended September 30, 2012 to 21.0% for the three months ended September 30, 2013.

•
Our operating income increased 9.8% to $10.5 million for the three months ended September 30, 2013 from $9.5 million for the three months ended September 30, 2012, and our operating margin percentage decreased to 7.4% for the three months ended September 30, 2013, compared to 7.7% for the three months ended September 30, 2012.

•	Our effective tax rate decreased to 12.0% for the three months ended September 30, 2013, compared to 27.5% for the three months ended September 30, 2012.
Our strategic business objectives for 2013 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in new product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.6	70.8	71.8	71.7
Gross profit	28.4	29.2	28.2	28.3
Research and development expenses	2.9	2.8	3.2	3.0
Selling, general and administrative expenses	18.1	18.7	18.8	20.1
Operating income	7.4	7.7	6.2	5.2
Interest income (expense), net	0.0	(0.0)	0.0	(0.0)
Other income (expense), net	(0.5)	(0.1)	(0.7)	(0.1)
Income before provision for income taxes	6.9	7.6	5.5	5.1
Provision for income taxes	0.8	2.1	1.1	1.2
Net income	6.1%	5.5%	4.4%	3.9%
Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Net sales. Net sales for the three months ended September 30, 2013 were $142.4 million, an increase of 14% compared to $124.9 million for the three months ended September 30, 2012. Net sales by our business and consumer lines were as follows:

	Three Months Ended September 30,
	2013		2012
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$129.7	91.1%	$111.9	89.6%
Consumer	12.7	8.9	13.0	10.4
Total net sales	$142.4	100.0%	$124.9	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91% of net sales for the three months ended September 30, 2013 compared to 90% for the three months ended September 30, 2012. Net sales in our Business lines for the three months ended September 30, 2013 increased by 16% to $129.7 million driven primarily by strong demand and increased market share in North American subscription broadcasting and Latin American subscription broadcasting, particularly in Brazil, as well as growth in net sales to consumer electronics companies in Asia.

Net sales in our Consumer lines (One For All® retail and private label) were 9% of net sales for the three months ended September 30, 2013 compared to 10% for the three months ended September 30, 2012. Net sales in our Consumer lines for the three months ended September 30, 2013 decreased by 2% to $12.7 million primarily due to soft consumer demand in the Americas retail market.
Gross profit. Gross profit for the three months ended September 30, 2013 was $40.4 million compared to $36.4 million for the three months ended September 30, 2012. Gross profit as a percent of sales decreased to 28.4% for the three months ended September 30, 2013 from 29.2% for the three months ended September 30, 2012, primarily due to the long-term, confidential Settlement and License Agreement with Logitech in the prior-year period which resulted in a lump-sum payment that was recognized as revenue during the three months ended September 30, 2012 (see Note 10 of the "Notes to Consolidated Financial Statements").
Research and development ("R&D") expenses. R&D expenses increased 19% to $4.2 million for the three months ended September 30, 2013 from $3.5 million for the three months ended September 30, 2012. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 10% to $25.8 million for the three months ended September 30, 2013 from $23.4 million for the three months ended September 30, 2012. This increase was driven primarily by increased payroll costs associated with hiring key personnel in global engineering and in our Asian operations, increased incentive compensation costs, and increased freight and delivery costs associated with higher sales volumes in the current period.
Interest income (expense), net. Net interest income was $47 thousand for the three months ended September 30, 2013 compared to net interest expense of $24 thousand for the three months ended September 30, 2012. This change was driven by lower interest expense in the current period due to decreased credit needs.
Other income (expense), net. Net other expense was $0.7 million for the three months ended September 30, 2013 compared to net other expense of $0.1 million for the three months ended September 30, 2012. This increase was driven primarily by increased foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi, Argentinian Peso and the Euro.
Income tax expense. Income tax expense was $1.2 million for the three months ended September 30, 2013 compared to $2.6 million for the three months ended September 30, 2012. Our effective tax rate was 12.0% for the three months ended September 30, 2013 compared to 27.5% for the three months ended September 30, 2012. The decrease in our effective tax rate was due primarily to a shift of income from higher tax rate jurisdictions to lower tax rate jurisdictions driven largely by a tax benefit on certain income earned in Hong Kong.
Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
Net sales. Net sales for the nine months ended September 30, 2013 were $393.2 million, an increase of 14% compared to $345.3 million for nine months ended September 30, 2012. Net sales by our business and consumer lines were as follows:

	Nine Months Ended September 30,
	2013		2012
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$358.5	91.2%	$308.1	89.2%
Consumer	34.7	8.8	37.2	10.8
Total net sales	$393.2	100.0%	$345.3	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91% of net sales for the nine months ended September 30, 2013 compared to 89% for the nine months ended September 30, 2012. Net sales in our Business lines for the nine months ended September 30, 2013 increased by 16% to $358.5 million driven primarily by strong demand and increased market share in North American subscription broadcasting and Latin American subscription broadcasting, particularly in Brazil, as well as growth in net sales to consumer electronics companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 9% of net sales for the nine months ended September 30, 2013 compared to 11% for the nine months ended September 30, 2012. Net sales in our Consumer lines for the nine months ended September 30, 2013 decreased by 7% to $34.7 million primarily due to soft consumer demand and cautious retailers in the European market.

Gross profit. Gross profit for the nine months ended September 30, 2013 was $110.8 million compared to $97.7 million for the nine months ended September 30, 2012. Gross profit as a percent of sales remained consistent at 28.2% for the nine months ended September 30, 2013 compared to 28.3% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we increased the number of units produced internally versus at third-party manufacturers, which partially offset the impact of a lump-sum payment that was received and recognized as revenue during the nine months ended September 30, 2012 in connection with the long-term, confidential Settlement and License Agreement with Logitech (see Note 10 of the "Notes to Consolidated Financial Statements").
Research and development expenses. R&D expenses increased 20% to $12.5 million for the nine months ended September 30, 2013 from $10.4 million for the nine months ended September 30, 2012. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative expenses. SG&A expenses increased 7% to $74.0 million for the nine months ended September 30, 2013 from $69.0 million for the nine months ended September 30, 2012. This increase was driven primarily by increased payroll costs associated with hiring key personnel in global engineering and in our Asian operations, increased incentive compensation costs, and increased freight and delivery costs associated with higher sales volumes in the current period. These increases were partially offset by a reduction in litigation costs associated with protecting our intellectual property.
Interest income (expense), net. Net interest income was $60 thousand for the nine months ended September 30, 2013 compared to net interest expense of $112 thousand for the nine months ended September 30, 2012. This change was driven primarily by lower interest expense in the current period due to decreased credit needs.
Other income (expense), net. Net other expense was $2.9 million for the nine months ended September 30, 2013 compared to net other expense of $0.5 million for the nine months ended September 30, 2012. This increase was driven primarily by increased foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi, Argentinian Peso and Brazilian Real.
Income tax expense. Income tax expense was $4.1 million for the nine months ended September 30, 2013 compared to $4.1 million for the nine months ended September 30, 2012. Our effective tax rate was 19.0% for the nine months ended September 30, 2013 compared to 22.9% for the nine months ended September 30, 2012. The decrease in our effective tax rate was due primarily to a shift of income from higher tax rate jurisdictions to lower tax rate jurisdictions driven largely by a tax benefit on certain income earned in Hong Kong. Partially offsetting this benefit was the recording of approximately $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited and the reversal of $0.5 million of unrecognized tax benefits in 2012 which were originally recorded in 2007 through 2011.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2013	Increase (Decrease)	Nine Months Ended September 30, 2012
Cash provided by operating activities	$802	$(26,842)	$27,644
Cash used for investing activities	(8,956)	(1,629)	(7,327)
Cash provided by (used for) financing activities	6,345	15,090	(8,745)
Effect of exchange rate changes on cash	1,818	1,546	272

	September 30, 2013	Increase (Decrease)	December 31, 2012
Cash and cash equivalents	$44,602	$9	$44,593
Working capital	147,125	33,637	113,488
Net cash provided by operating activities decreased $26.8 million to cash inflows of $0.8 million during the nine months ended September 30, 2013 from cash inflows of $27.6 million during the nine months ended September 30, 2012, primarily due to the net impact of changes in working capital needs associated with inventory and accounts payable. We have increased inventory levels during the nine months ended September 30, 2013 to support a higher level of expected sales in the current year. In addition, we purchased more resin than usual as a result of attractive pricing. Our goal over the next couple of quarters is to improve our cash flow from operations, primarily by more tightly managing inventory levels. Accounts payable for the nine months ended

September 30, 2013 decreased by approximately $3.0 million compared to a decrease of $8.3 million for the nine months ended September 30, 2012.
Net cash used for investing activities during the nine months ended September 30, 2013 was $9.0 million compared to $7.3 million during the nine months ended September 30, 2012. Cash outflows to purchase property, plant and equipment were $8.0 million during the nine months ended September 30, 2013 compared to $6.5 million for the nine months ended September 30, 2012. This increase was due primarily to equipment purchases at our China factories which has enabled us to produce more units internally versus utilizing third-party manufacturers.
Net cash provided by financing activities was $6.3 million during the nine months ended September 30, 2013 compared to net cash used for financing activities of $8.7 million during the nine months ended September 30, 2012. The increase in cash provided by financing activities was driven by $9.6 million of net debt repayments in the prior year period and higher proceeds of $7.1 million from stock option exercises in the current year period, partially offset by an increased level of stock repurchases in the current year period.
During the nine months ended September 30, 2013, we repurchased 140,759 shares of our common stock at a cost of $3.2 million compared to our repurchase of 37,267 shares at a cost of $0.6 million during the nine months ended September 30, 2012. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2013, we had 945,812 shares available for repurchase under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$11,259	$2,182	$3,372	$2,079	$3,626
Capital lease obligations	78	20	40	18	—
Purchase obligations(1) (2)	670	670	—	—	—
Total contractual obligations	$12,007	$2,872	$3,412	$2,097	$3,626

(1)	Purchase obligations include contractual payments to purchase tooling assets.

(2)
We issue cancelable purchase orders for our inventory purchases, which we exclude from the above contractual obligations table. We have determined that $76.7 million previously reported as inventory purchase obligations, all of which related to one contractual arrangement, are not contractually binding and thus have been removed from this table.

Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover expected cash outlays over the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to borrow from our revolving line of credit until we are able to transfer cash among our various entities. Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$44,602	$44,593
Debt	—	—
Available borrowing resources	54,987	55,000
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
On September 30, 2013, we had $15.9 million, $19.1 million, $6.6 million and $3.0 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2012, we had approximately $2.7 million, $27.3 million, $9.4 million, and $5.2 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. The Amended Credit Agreement expires on November 1, 2014. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at September 30, 2013.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2013, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Off Balance Sheet Arrangements
We do not participate in any material off balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at September 30, 2013 we had no outstanding borrowings under our Credit Line, from time to time we may need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the three and nine months ended September 30, 2013.
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
Foreign Currency Exchange Rate Risk
At September 30, 2013, we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. The most significant foreign currencies to our operations during 2013 are the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso and Brazilian Real. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone.
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

The sensitivity of earnings to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets and obligations, including currency contracts, and projected results of operations denominated in foreign currency with all other variables held constant. Based on our overall foreign currency rate exposure at September 30, 2013, we estimate that if the exchange rates for the Euro, British Pound, Chinese Yuan Renminbi, Indian Rupee, Singapore dollar, Argentinian Peso, and the Brazilian Real relative to the U.S. dollar fluctuate 10% from September 30, 2013, net income in the fourth quarter of 2013 would fluctuate by approximately $5.8 million.
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
ITEM 1A. RISK FACTORS
The information presented below updates and supplements the risk factors discussed in "Part I, Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, which are incorporated herein by reference. The reader should carefully consider these risk factors in connection with the other information in this report. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Regulations related to the use of conflict-free minerals may increase our costs and expenses, and an inability to certify that our products are conflict-free could adversely affect customer relationships.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals. As a result, the Securities and Exchange Commission enacted new annual disclosure and reporting requirements for public companies that use these minerals in their products, which apply to us. Under the final rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products and to make annual disclosures beginning in May 2014. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the new rules could reduce the number of suppliers who provide components and products containing conflict-free minerals and thus could increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses could have a material adverse impact on our financial condition and results of operations. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2013, we repurchased 23,093 shares of our issued and outstanding common stock for $0.7 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On September 30, 2013, we had 945,812 shares available for repurchase under the Board's authorizations.
The following table sets forth, for the three months ended September 30, 2013, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	7,003	$30.47	7,003	961,902
August 1, 2013 - August 31, 2013	15,094	31.16	15,094	946,808
September 1, 2013 - September 30, 2013	996	34.13	996	945,812
Total	23,093	$31.08	23,093	945,812

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32
Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc. pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 7, 2013	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document