Form 10-K
period 2013-12-31
UNIVERSAL ELECTRONICS INC
filed 2014-03-12
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter was $344,164,361 based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.
On March 10, 2014, 15,889,800 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2013 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2014.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2013.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

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
Business Segment
Overview
Universal Electronics Inc. develops control technology solutions and manufactures a broad line of pre-programmed universal remote control products, embedded hardware and software, and audio-video ("AV") accessories that enhance and simplify the home entertainment experience. Our offerings include the following:

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

•
software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, stereos, smart phones, tablets, gaming controllers and other consumer electronic devices to wirelessly connect and interact with home networks and interactive services to control and deliver digital entertainment and information;

•	intellectual property which we license primarily to OEMs, software development companies, private label customers, and subscription broadcasting providers; and

•	AV accessories sold, directly and indirectly, to consumers.
Our business is comprised of one reportable segment.
Principal Products and Markets
Our principal markets are the subscription broadcast and consumer electronics markets where our customers include subscription broadcasters, OEMs, international retailers, private labels and companies in the computing industry.
We provide subscription broadcasting providers, both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and device code database library is embedded. We also sell our universal remote control devices and integrated circuits, on which our software and device code database library is embedded, to OEMs that manufacture AV devices including digital set-top boxes, computers and gaming consoles.
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. Owning and operating our own factories in the PRC has enhanced our ability to compete in the OEM and subscription broadcasting markets, particularly in Asia. In addition, in 2010 we opened a new subsidiary in Brazil, which has allowed us to increase our reach and better compete in the Latin American subscription broadcast market. We plan to continue to add new sales and administrative personnel to support anticipated sales growth in these markets over the next few years.
We continue to pursue further penetration of the more traditional OEM consumer electronics markets as well as newer product categories in the mobile electronics markets such as smart phones, tablets and other mobile smart devices. Customers in these markets integrate our products and technology into their products to simplify and expand the universal control capabilities of home entertainment ecosystems. Growth in these markets has been driven by the increasing complexity of home entertainment, emerging digital technology, multimedia and interactive internet applications, and the increasing proliferation of connected smart devices offered by OEMs.
For the years ended December 31, 2013, 2012, and 2011, our sales to DIRECTV and its sub-contractors collectively accounted for 15.6%, 16.9%, and 12.2% of our net sales, respectively. For the year ended December 31, 2011, our sales to Sony and its sub-contractors collectively accounted for 10.3% of our net sales.
Our One For All® brand name remote controls and accessories sold within the international retail markets accounted for 9.4%, 10.3%, and 9.3% of our total net sales for the years ended December 31, 2013, 2012, and 2011, respectively. Throughout 2013, we continued our international retail sales and marketing efforts. Financial information relating to our international operations for the years ended December 31, 2013, 2012, and 2011 is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 15".
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At the end of 2013 we had 269 issued and pending United States patents as well as hundreds of foreign counterpart patents and applications in various territories around the world.
Our patents have remaining lives ranging from approximately one to eighteen years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of IR codes. Additionally, the names of many of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases we have elected common law trade secret protection in lieu of obtaining such other protection.
A key factor in creating products and software for control of entertainment devices is the device control code database. Since our beginning in 1986, we have compiled an extensive device control code database library that covers over 787,600 individual device functions and approximately 6,400 individual consumer electronic equipment brand names. Our library is regularly updated with device control codes used in newly introduced AV devices. These control codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. Our universal remote control database is capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide. In 2012, we extended our device control code database to include wired (CEC) and wireless (IP) control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.
Our goal is to provide universal entertainment control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources. UEI QuickSet is a software application that is currently embedded in millions of devices globally. UEI QuickSet may be embedded in an AV device, set-top box, or other host device for a universal remote control. UEI QuickSet enables universal remote control set-up using guided on-screen instructions and a wireless two-way communication link between the remote and the UEI QuickSet embedded device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal remote control set-up process and can enable other time saving features. The latest version of UEI QuickSet utilizes data transmitted over HDMI to automatically detect a connected device and then determine and download the correct codes into the remote control without the need for the user to enter any additional information. The user does not need to know the brand or model number to set up the device in the remote. Any compatible new device that is connected is recognized. Consumers can easily and quickly set up their remotes to control multiple devices effortlessly. Licensees of UEI QuickSet currently include leading cable and satellite service providers such as DIRECTV and Echostar Technologies, as well as leading brands in the video game industry, such as Nintendo on their WiiU platform, and more recently, Micosoft on their Xbox One gaming system.
Smart devices are becoming a more prevalent part of the home entertainment experience, and UEI offers several solutions to enable entertainment device control with a smart phone, tablet or smart TV. In its smart device control solutions, UEI offers all of the elements needed for device control from the micro IR blaster chip to the IR database to the user interface for the touchscreen. Nevo is a UEI-designed and developed universal control application designed for Android and iOS tablets and smart phones that UEI has released and that is currently available for download at Google Play and the Apple App Store.
Methods of Distribution
Our distribution methods for our remote control devices are dependent on the sales channel. We distribute remote control devices and AV accessories directly to subscription broadcasters and OEMs, both domestically and internationally. Outside of North America, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.
We have developed a broad portfolio of patented technologies and the industry's leading database of device control codes. We ship integrated circuits, on which our software and control code database are embedded, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers. Licenses are delivered upon the transfer of a product master or on a per unit basis when the software or technology is used in a customer device.
We provide domestic and international consumer support to our various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video OEMs through our live and automated call centers. We also make available a web-based support resource, www.urcsupport.com, designed specifically for subscription broadcasters. This solution offers videos and online tools to help users easily set up their universal remote, and as a result reduce call volume at customer support centers. Additionally, the UEI Technical Support Services call center provides customer interaction management services from service and support to retention. Services include pre-repair calls, post-install surveys, and inbound calls for cable customers to provide greater bottom-line efficiencies.

Our twenty-three international subsidiaries are the following:

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
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC to produce our remote control products. In 2013 and 2012, no single supplier provided more than 10% of our total inventory purchases. In 2011, Samsung provided 10.2% of our total inventory purchases.
Even though we own and operate three factories in the PRC and one assembly plant in Brazil, we continue to evaluate additional contract manufacturers and sources of supply. During 2013, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed, if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2014.
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21" for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Remote Solutions, Philips Consumer Electronics, and Universal Remote Control. In the international retail and private label markets for wireless controls we compete with Logitech, Philips Consumer Electronics, Ruwido and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. We compete against Logitech, Philips Consumer Electronics, Ruwido, SMK, Universal Remote Control, Remote Solutions and

various manufacturers in Asia in the IR database market. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2013, our engineering efforts focused on the following:

•	broadening our product portfolio;

•	modifying existing products and technologies to improve features and lower costs;

•	formulating measures to protect our proprietary technology and general know-how;

•	improving our software control solutions;

•	launching new embedded software solutions designed to simplify set-up and control features; and

•	updating our library of device codes to include codes for new features and devices introduced worldwide.
During 2013, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded UEI QuickSet application, and we continued development projects for emerging RF technologies, such as RF4CE, Bluetooth, Bluetooth Smart and Wi-Fi Direct. Additionally, we released several new products in our subscription broadcast, OEM and consumer retail channels during 2013.
Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for IR, RF, power line, telephone and cable communications and networking in the home. Because of the nature of research and development activities, there can be no assurance that any of our research and development projects will be successfully completed or ultimately achieve commercial success.
Our expenditures on engineering, research and development were:

(In millions):	2013	2012	2011
Research and development	$16.4	$14.2	$12.3
Engineering (1)	8.7	8.6	9.8
Total engineering, research and development	$25.1	$22.8	$22.1

(1)	Engineering costs are included in SG&A.
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
We may also face significant costs and liabilities in connection with product take-back legislation. The European Union enacted the Waste Electrical and Electronic Equipment Directive ("WEEE"), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Our European subsidiaries are WEEE compliant. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, PRC and Japan.
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2013, 2012 and 2011, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.

Employees
At December 31, 2013, we employed 1,831 employees, of which 470 worked in engineering and research and development, 75 in sales and marketing, 82 in consumer service and support, 973 in operations and warehousing and 231 in executive and administrative functions. In addition, our factories in the PRC and our Asian operations employed an additional 6,674 staff contracted through agency agreements.
Labor unions represent approximately 7.0% of our 1,831 employees. These unionized workers, employed within Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores das Industrias de Aparelhos Eléctricos, Eletrônicos e Similares de Manaus. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2013, 2012 and 2011 is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15".
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers on March 12, 2014:

Name	Age	Position
Paul D. Arling	51	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	58	Executive Vice President, Managing Director, Europe
Mark S. Kopaskie	56	Executive Vice President, General Manager U.S. Operations
David Chong	52	Executive Vice President, Asia
Bryan M. Hackworth	44	Senior Vice President and Chief Financial Officer
Richard A. Firehammer, Jr.	56	Senior Vice President, General Counsel and Secretary

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2013 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2014 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
Paul J.M. Bennett is our Executive Vice President and Managing Director, Europe. He was our Managing Director and Senior Vice President, Managing Director, Europe from July 1996 to December 2006. He was promoted to his current position in December 2006. Prior to joining us, he held various positions at Philips Consumer Electronics over a seven year period, first as Product Marketing Manager for the Accessories Product Group, initially set up to support Philips' Audio division, and then as head of that division.
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
David Chong is our Executive Vice President, Asia. He is responsible for general management of our Asia region and Global Operations. Mr. Chong joined us in January 2009 as Senior Vice President of Global OEM. Prior to joining us, Mr. Chong served as Senior Vice President at Philips Consumer Electronics Division, as the Chief Marketing Officer of the business group Philips Display (Philips TV and Computer Monitor business). At Philips Display, he led the re-engineering of the Product Creation, Marketing and Sales Organization to compete successfully in the LCD TV space. Prior to this, he also served as Vice President and General Manager of the Audio Video Business in Asia, Vice President and Global Business Line Manager for Audio and various senior management positions at Philips' CE Division. Mr. Chong started at Philips Research Lab in 1984 as a research scientist working in the area of VLSI design methodologies. He also served as Managing Director for Asia at InVue Security Product before joining us at the present position. Mr. Chong had his senior education in The United Kingdom, holding a B.S. in Electrical and Electronics Engineering with High Honors from University of Nottingham.
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
ITEM 1A. RISK FACTORS

We face a variety of risks that may affect our business, financial condition, operating results, the trading price of our common stock, or any combination thereof. The following information and the other information in this Form 10-K and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K, should be carefully considered in evaluating our business and prospects and before making an investment decision with respect to our common stock. If any of these risks were to occur, our business, financial condition, results of operations or prospects may be materially and adversely affected. In such an event, the market price of our common stock may decline and you may lose all or part of your investment. The risks and uncertainties we describe below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also affect our business.
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
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This policy, which was initiated during 2005, has resulted in a 34.1% appreciation of the Chinese Yuan Renminbi against the U.S. Dollar as of December 31, 2013. While the international reaction to the Chinese Yuan Renminbi revaluation has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. Dollar.
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
Availability of adequate workforce levels
Presently, the vast majority of workers at our PRC factories are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to mature and grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. In addition, as the PRC market continues to open up and grow, with the advent of more companies opening plants and businesses in the PRC, we may experience an increase in competition for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.
Expansion in the PRC
As our global business grows, we may decide to expand in China to meet demand. This would be dependent on our ability to locate suitable facilities to support this expansion, to obtain the necessary permits and funding, to attract and retain adequate levels of qualified workers, and to enter into a long term land lease that is common in the PRC.
Risks Related to Adverse Changes in General Business and Economic Conditions in the United States and Worldwide and Continued Recession and Tightening in the United States and Worldwide Credit Markets
Adverse changes in general business and economic conditions in the United States and worldwide may reduce the demand for some of our products and adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and health care costs, recessions, changing governmental policies, laws and regulations, and other economic factors may adversely affect our results of operations, cash flow, liquidity or financial condition.

In addition, the global financial crisis affecting the banking system and financial markets resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis may impact our business in a number of ways, including:
Potential deferment of purchases and orders by customers and cyclical nature of portions of our business
Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products may differ materially from our current expectations.
In addition, portions of our business involve the sale of products to sectors of the economy that are cyclical in nature, particularly the retail sector. Our sales to these sectors are affected by the levels of discretionary consumer and business spending. During economic downturns, the levels of consumer and business discretionary spending in these sectors may decrease, and the recovery of these sectors may lag behind the recovery of the overall economy. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition. Although many of our end markets have started to show signs of stabilization and modest improvement, the recovery has been erratic and challenging market conditions are expected to continue for the foreseeable future and may worsen. A worsening in these sectors may cause a reduction in the demand for some of our products and may adversely impact sales, earnings, cash flow and financial condition.
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

Potential impact on trade receivables
Credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable balances and longer DSOs. Continuation of these conditions may limit our ability to collect our accounts receivable, which may result in greater expense associated with collection efforts and increased bad debt expense.
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
Dependence on Foreign Manufacturing
Although we own and operate factories in the PRC, third-party manufacturers located in the PRC continue to manufacture a portion of our products. Our arrangements with these foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, changes in laws and policies (including fiscal policies), and other factors, which may have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.
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
Fluctuations in Foreign Currency Exchange Rates May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition.
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, Indian Rupee, and Singapore Dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses may adversely affect our sales, earnings, cash flow, liquidity or financial condition.
Our Ability to Generate Cash Depends on Many Factors Beyond Our Control. We Also Depend on the Business of Our Subsidiaries to Satisfy Our Cash Needs.
Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund our other liquidity needs and make planned capital expenditures.
A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent to some extent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans or other payments. In addition, any payment of dividends, loans or advances by our subsidiaries may be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Further, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.
In addition, we generally fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility and other financing facilities. If any of the banks in these credit and financing facilities are unable to perform on their commitments, which may adversely affect our ability to fund seasonal working capital needs and obtain funding for other general corporate purposes, our cash flow, liquidity or financial condition may be adversely impacted. Although we currently have available credit facilities to fund our current operating needs, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and may have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.

The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance.
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations may continue. From January 1, 2011 to March 10, 2014, the trading price of our common stock has ranged from a low of $11.40 per share to a high of $45.24 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•
the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to product and technology development, relationships with new and existing customers, litigation and other legal proceedings in which we are involved and intellectual property impacting us or our business;

•	announcements concerning strategic transactions, such as spin-offs, joint ventures and acquisitions or divestitures;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	investor perceptions as to the likelihood of achievement of near-term goals;

•	changes in market share of significant customers;

•	changes in operating performance and stock market valuations of other technology or content providing companies generally; and

•	market conditions or trends in our industry or the economy as a whole.
In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we may incur substantial costs and our resources and the attention of management may be diverted from our business.
In addition, our executive officers periodically sell shares of our common stock which they own, often pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Sales of shares by our executive officers may not be indicative of their respective opinions of the company’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by such sales of shares by our executive officers.
If Securities or Industry Analysts Fail to Continue Publishing Research About Our Business, Our Stock Price and Trading Volume May Decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we may lose visibility in the financial markets, which in turn may cause our stock price or trading volume to decline.
Future Sales of Our Equity May Depress the Market Price of Our Common Stock.
We have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock may be negatively affected.
Approved Stock Repurchase Programs May Not Result in a Positive Return of Capital to Stockholders.
Our board-approved stock repurchase program may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver stockholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs.
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
Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products, AV accessory products, and proprietary technologies to subscription broadcasters, original equipment manufacturers, retailers and private label customers. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide, with Europe, Asia and Latin America currently representing our principal foreign markets.
During the years ended December 31, 2013 and 2012, we had sales to DIRECTV and its sub-contractors, that when combined, totaled 10% or more of our net sales. During the year ended December 31, 2011, we had sales to Sony and its sub-contractors and to DIRECTV and its sub-contractors, that when combined, each totaled 10% or more of our net sales. The loss of any of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.
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
Competition
Competition within the wireless control industry is based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial resources. Other competitors are smaller and may be able to offer more specialized products. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. Competition in any of these areas may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products. There can be no assurance that our product offerings will be, and/or will remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve. The sales of our products and technology may not occur or grow in the manner we expect, and thus we may not recoup costs incurred in the research and development of these products as quickly as we expect, if at all.
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

•	currency fluctuations affecting gross margins, particularly in the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs, and regulations;

•	production stoppages or pressures to increase wages and employee benefits brought about by the union representing our labor force in Manaus, Brazil;

•	changes in the regulatory or legal environment;

•	ability to protect and enforce our intellectual property rights;

•	differing technology standards or customer requirements;

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

Risks and Uncertainties Associated with Our Expansion Into and Our Operations in Asia, Europe, Mexico, South America and Other Foreign Markets May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition

Net external sales of our consolidated foreign subsidiaries totaled approximately 53.0%, 54.5% and 57.3% of our total consolidated net sales in 2013, 2012 and 2011, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition may be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors may adversely affect our results of operations, cash flow, liquidity or financial condition.

In many foreign countries, it is acceptable to engage in certain business practices that we are prohibited from engaging in because of regulations that are applicable to us, such as the Foreign Corrupt Practices Act and the UK Bribery Act. Although we have internal control policies and procedures designed to ensure compliance with these regulations, there can be no assurance that our policies and procedures will prevent a violation of these regulations. Any violation may cause an adverse effect on our results of operations, cash flow or financial condition.

Our Brand Quality and Reputation

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands may have an adverse impact on our market share, reputation, business, financial condition or results of operations. Events that may be beyond our control may affect the reputation of one or more of our products or more generally impact the reputation of our brands. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations may be affected.

Failure to Maintain the Integrity of Internal or Customer Data May Result in Faulty Business Decisions, Operational Inefficiencies, Damage of Reputation and/or Subject Us to Costs, Fines, or Lawsuits

Our business requires collection and retention of large volumes of internal and customer data, including personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as banking, human resources outsourcing, website hosting, and email marketing. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we may make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on us regarding such information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider may adversely impact our reputation and may result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers may lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
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

Unanticipated Changes in Tax and Other Laws and Regulations
Our business is subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to the recent economic crisis and the recent recession, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations and policies, and any resulting changes may impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that may have a significant impact on us, including modifications that may reduce the profits that we can effectively realize from our non-U.S. operations, or that may require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate may increase and our profits may be reduced. If such increases resulted from our status as a U.S. company, those changes may place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

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
Our Technology Development Activities may Experience Delays.
We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies. Delays may have adverse financial effects and may allow competitors with comparable technology offerings to gain an advantage over us in the marketplace or in the standards setting arena. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Moreover, certain of our technologies have not been fully tested in commercial use, and it is possible that they may not perform as expected. In such cases, our business, financial condition and operating results may be adversely affected, and our ability to secure new licensees and other business opportunities may be diminished.

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
Transportation Costs and Impact of Oil Prices
We ship products from our factories and foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand or delays in production and, as a result, products may be shipped via air which is more costly than ocean shipments. We typically cannot recover the increased cost of air freight from our customers. Additionally, tariffs and other export fees may be incurred to ship products from foreign manufacturers to the customer. The inability to predict swings in demand or delays in production may increase the cost of freight which may have a material adverse effect on our product margins.
In addition, we have an exposure to oil prices in two forms. The first is in the prices of oil-based materials in our products, which are primarily the plastics and other components that we include in our finished products. The second is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. We record freight-in as a cost of sales and freight-out in operating expenses. Rising oil prices may have an adverse effect on cost of sales and operating expenses.
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
Growth Projections
Management has made projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America regarding future events and the financial performance of the company, including those involving:

•	the benefits the company expects as a result of the development and success of products and technologies, including new products and technologies;

•	the benefits expected by conducting business in Asian and Brazilian markets, without which, we may not be able to recover the costs we incur to enter into such markets;

•	the recently announced new contracts with new and existing customers and new market penetrations;

•	the expected continued adoption of the company's technologies in gaming consoles and mobile devices;

•	the expected continued growth in digital TVs, DVRs, PVRs and overall growth in the company's industry; and

•	the effects we may experience due to the continued softness in worldwide markets driven by the current economic environment.
Actual events or results may be unfavorable to management's projections, which may have a material adverse effect on our projected operating results, financial condition and cash flows.
Additionally, we have goodwill and intangible assets recorded on our balance sheet. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate that such value may not be recoverable. Impairment assessment involves judgment as to assumptions regarding future sales and cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and may result in changes in our estimates of future sales and cash flows that may result in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.
Market Projections and Data are Forward-looking in Nature.
Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the markets within which we compete, economic conditions, customer buying patterns, the timeliness of equipment development, pricing of products, and availability of capital for infrastructure improvements may affect these predictions. In addition, market data upon which we rely is based on third party reports that may be inaccurate. The inaccuracy of any of these projections and/or market data may adversely affect our operating results and financial condition.

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

Regulations Related to the Use of Conflict-Free Minerals May Increase Our Costs and Expenses, and an Inability to Certify that Our Products are Conflict-Free May Adversely Affect Customer Relationships

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals. As a result, the Securities and Exchange Commission enacted new annual disclosure and reporting requirements for public companies that use these minerals in their products, which apply to us. Under the final rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products and to make annual disclosures beginning in May 2014. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the new rules may reduce the number of suppliers who provide components and products containing conflict-free minerals and thus may increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses may have a material adverse impact on our financial condition and results of operations. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which may place us at a competitive disadvantage, and our reputation may be harmed.

We are Subject to a Wide Variety of Complex Domestic and Foreign Laws and Regulations.

We are subject to a wide variety of complex domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. From time to time, our Company, our operations and the industries in which we operate are being reviewed or investigated by regulators, which may lead to enforcement actions or the assertion of private litigation claims and damages.

Although we believe that we have adopted appropriate risk management and compliance programs to mitigate these risks, the global and diverse nature of our operations means that compliance risks will continue to exist. Investigations, examinations and other proceedings, the nature and outcome of which cannot be predicted, will likely arise from time to time. These investigations, examinations and other proceedings may subject us to significant liability and require us to make significant accruals or pay significant settlements, fines and penalties, which may have a material adverse effect on our results of operations, cash flow or financial condition.
We are Required to Comply with Numerous Complex and Increasingly Stringent Domestic and Foreign Health, Safety and Environmental Laws and Regulations, the Cost of Which is Likely to Increase.
Our operations are subject to various domestic and foreign health, safety and environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations. We expect health, safety and environmental laws and regulations to impose increasingly stringent requirements upon our industry and us in the future. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.
Changes in Financial Accounting Standards or Policies may affect our Reported Financial Condition or Results of Operations.
From time to time the Financial Accounting Standards Board (the “FASB”) and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company may be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in January 2012, the FASB and International Accounting Standards Board released an updated exposure draft, Revenue from Contracts with Customers, which, if it becomes final, may significantly impact the timing of revenue recognition for new and existing contracts with licensees. This and other potential changes in reporting standards may substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments on the filing date of this Form 10-K.

ITEM 2. PROPERTIES
Our global headquarters is located in Santa Ana, California. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Santa Ana, California	Corporate headquarters, engineering, research and development	36,184	Leased, expires October 31, 2022
Twinsburg, Ohio	Call center	21,509	Leased, expires December 31, 2014
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 28, 2019
Bangalore, India	Engineering, research and development	17,713	Leased, expires September 30, 2014
San Mateo, California	Engineering, research and development	4,785	Leased, expires August 15, 2016
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires on June 30, 2016
Guangzhou, PRC (1)	Manufacturing facility	710,203	Land leased, expires June 30, 2044
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Qinzhou, PRC	Manufacturing facility	980,646	Leased, expires May 31, 2018
Manaus, Brazil	Manufacturing facility	21,709	Leased, expires September 30, 2014

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 10, 2014 was $42.88. Our stockholders of record on March 10, 2014 numbered 80. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2013		2012
	High	Low	High	Low
First Quarter	$24.37	$18.09	$20.91	$16.39
Second Quarter	28.82	20.23	20.27	11.40
Third Quarter	36.71	28.10	17.90	12.19
Fourth Quarter	40.57	33.02	19.86	14.36
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2013 - 10/31/2013	5,889	$36.52	5,889	939,923
11/1/2013 - 11/30/2013	5,777	36.96	5,777	934,146
12/1/2013 - 12/31/2013	690	37.62	690	933,456
Total during fourth quarter	12,356	$36.79	12,356	933,456
During the year ended December 31, 2013, we repurchased 153,115 shares of our issued and outstanding common stock for $3.6 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On December 31, 2013, we had 933,456 shares available for repurchase under the Board's authorizations.
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

Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five year period ended December 31, 2013. The comparison assumes that $100 is invested on December 31, 2008 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends are reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Universal Electronics Inc.	$100	$143	$175	$104	$119	$235
S&P Small Cap 600	$100	$124	$155	$154	$177	$248
NASDAQ Composite Index	$100	$144	$168	$165	$191	$265
Peer Group Index (1)	$100	$154	$219	$106	$106	$159

(1) Companies in the Peer Group Index are as follows: Rovi Corporation, Logitech International, DTS Inc., Dolby Laboratories, Inc., Harman International Industries, Inc., and VOXX International Corp.
The information presented above is as of December 31, 2008 through 2013. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") nor should this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Net sales	$529,354	$463,090	$468,630	$331,780	$317,550
Operating income	$32,154	$26,202	$26,576	$21,301	$21,947
Net income	$22,963	$16,553	$19,946	$15,081	$14,675
Earnings per share:
Basic	$1.51	$1.11	$1.34	$1.10	$1.07
Diluted	$1.47	$1.10	$1.31	$1.07	$1.05
Shares used in calculating earnings per share:
Basic	15,248	14,952	14,912	13,764	13,667
Diluted	15,601	15,110	15,213	14,106	13,971
Cash dividend declared per common share	—	—	—	—	—
Gross margin	28.6%	28.8%	27.8%	31.3%	32.0%
Selling, general, administrative, research and development expenses as a % of net sales	22.5%	23.2%	22.1%	24.9%	25.1%
Operating margin	6.1%	5.6%	5.7%	6.4%	6.9%
Net income as a % of net sales	4.3%	3.6%	4.3%	4.6%	4.6%
Return on average assets	5.7%	4.4%	5.4%	5.0%	6.5%

	December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Working capital	$158,548	$113,488	$84,761	$66,101	$127,086
Ratio of current assets to current liabilities	2.3	2.0	1.7	1.4	3.1
Total assets	$423,733	$379,324	$369,488	$372,533	$233,307
Cash and cash equivalents	$76,174	$44,593	$29,372	$54,249	$29,016
Stockholders’ equity	$291,270	$250,650	$229,989	$211,204	$169,730
Book value per share (1)	$18.55	$16.74	$15.55	$14.13	$12.40
Ratio of liabilities to liabilities and stockholders’ equity	31.3%	33.9%	37.8%	43.3%	27.3%

(1)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information for 2013, 2012 and 2011 compared to prior years is affected by the acquisition of Enson Assets Limited during the fourth quarter of 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed universal remote control products, AV accessories, and software that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include subscription broadcasters, OEMs, international retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and IR code database, or library, is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products.
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 787,600 individual device functions and approximately 6,400 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-three subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People's Republic of China (3) and the United Kingdom.
To recap our results for 2013:

•	Net sales increased 14.3% to $529.4 million in 2013 from $463.1 million in 2012.

•	Our gross margin percentage decreased moderately from 28.8% in 2012 to 28.6% in 2013.

•	Operating expenses, as a percent of sales, decreased from 23.2% in 2012 to 22.5% in 2013.

•	Operating income increased 22.7% to $32.2 million in 2013 from $26.2 million in 2012, and our operating margin percentage increased to 6.1% in 2013, compared to 5.6% in 2012.

•	Our effective tax rate decreased from 32.8% in 2012 to 20.9% in 2013.
Our strategic business objectives for 2014 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in newer product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for sales returns and doubtful accounts, warranties, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.

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
A provision is recorded for estimated sales returns and allowances and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination.
We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. These accruals are recorded as a reduction to sales in the same period as the related revenues. Changes in such accruals may be required if future rebates and incentives differ from our estimates.
Revenue for the sale of tooling is recognized when the related tooling has been provided, customer acceptance documentation has been obtained, the sales price is fixed or determinable and collectability is reasonably assured.
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
We license our intellectual property including our patented technologies, trademarks, and database of infrared codes. When our license fees are paid on a per unit basis we record license revenue when our customers ship a product incorporating our intellectual property, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. When a fixed upfront license fee is received in exchange for the delivery of a particular database of infrared codes that represents the culmination of the earnings process, we record revenues when delivery has occurred, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for term license fees is recognized on a straight-line basis over the effective term of the license when we cannot reliably predict in which periods, within the term of the license, the licensee will benefit from the use of our patented inventions.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is estimated based on a variety of factors, including credit reviews, historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. We also record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. Our historical reserves have been sufficient to cover losses from uncollectible accounts. However, because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations and cash flows.
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

Inventories
Our wireless remote control device, component part, and raw material inventories are valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. We write-down our inventory for the estimated difference between cost and estimated market value based upon our best estimates of market conditions. We carry inventory in amounts necessary to satisfy our customers' inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write-down any excess or obsolete inventories on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $1.0 million.
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
If the carrying value of the asset is larger than its undiscounted cash flows, the asset is impaired. The impairment is measured as the difference between the net book value of the asset and the asset's estimated fair value. Fair value is estimated utilizing the asset's projected discounted cash flows. In assessing fair value, we must make assumptions regarding estimated future cash flows, the discount rate and other factors.
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
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and the determination of appropriate market comparables. In addition, we make certain judgments and assumptions in determining our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
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
We maintain reserves for uncertain tax positions, including related interest and penalties. We review our reserves quarterly, and we may adjust such reserves due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of advanced pricing agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. The amounts ultimately paid upon resolution of audits may be materially different from the amounts previously included in our income tax expense and, therefore, may have a material impact on our operating results, financial position and cash flows.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense, net of estimated forfeitures, in proportion to vesting during the requisite service period, which ranges from one to four years. Estimated forfeiture rates are based upon historical forfeitures.
We determine the fair value of restricted stock awards utilizing the average of the high and low trade prices of our Company's shares on the date they were granted.
The fair value of stock options granted to employees and directors is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the stock option. Expected life is computed utilizing historical exercise patterns and post-vesting behavior. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.4	71.2	72.2
Gross profit	28.6	28.8	27.8
Research and development expenses	3.1	3.1	2.6
Selling, general and administrative expenses	19.4	20.1	19.5
Operating income	6.1	5.6	5.7
Interest income (expense), net	0.0	(0.0)	(0.1)
Other income (expense), net	(0.6)	(0.3)	(0.2)
Income before income taxes	5.5	5.3	5.4
Provision for income taxes	1.2	1.7	1.1
Net income	4.3%	3.6%	4.3%
Year Ended December 31, 2013 ("2013") Compared to Year Ended December 31, 2012 ("2012")
Net sales. Net sales for 2013 were $529.4 million, an increase of 14.3% compared to $463.1 million in 2012. Net sales by our business and consumer lines were as follows:

	2013		2012
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$475.7	89.9%	$410.9	88.7%
Consumer	53.7	10.1%	52.2	11.3%
Total net sales	$529.4	100.0%	$463.1	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 89.9% of net sales in 2013 compared to 88.7% in 2012. Net sales in our Business lines in 2013 increased by 15.8% to $475.7 million from $410.9 million in 2012. The increase was driven primarily by strong demand and increased market share in North American subscription broadcasting and Latin American subscription broadcasting, particularly in Brazil, as well as growth in net sales to consumer electronic companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 10.1% of net sales in 2013 compared to 11.3% in 2012. Net sales in our Consumer lines in 2013 increased by 2.9% to $53.7 million from $52.2 million in 2012. International retail sales increased 3.8% from $47.8 million in 2012 to $49.6 million in 2013 due primarily to increased sales in the U.K, Australia and Latin America.
Gross profit. Gross profit in 2013 was $151.5 million compared to $133.4 million in 2012. Gross profit as a percent of sales remained relatively consistent at 28.6% in 2013 compared to 28.8% in 2012. Factors that improved our gross margin percentage throughout 2013 include increasing the number of units produced internally versus at third-party manufacturers as well as increased license revenues, primarily in the fourth quarter, relating to the smart device channel. These improvements in our gross margin percentage were offset primarily by the strengthening of the Chinese Yuan Renminbi versus the U.S. Dollar.
Research and development ("R&D") expenses. R&D expenses increased 16.2% to $16.4 million in 2013 from $14.2 million in 2012. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 10.5% to $102.9 million in 2013 from $93.1 million in 2012. This increase was driven primarily by increased payroll costs associated with hiring key personnel in global engineering and in our Asian operations as well as restructuring costs associated with personnel changes primarily in our European operations, increased incentive compensation costs, and increased freight and delivery costs associated with higher sales volumes in 2013. These increases were partially offset by a reduction in litigation costs associated with protecting our intellectual property.
Interest income (expense), net. Net interest income was $0.1 million in 2013 compared net interest expense of $0.2 million in 2012. This change was driven primarily by lower interest expense in the current period due to decreased credit needs.
Other income (expense), net. Net other expense was $3.2 million in 2013 compared to net other expense of $1.4 million in 2012. This increase was driven primarily by increased foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi, Argentinian Peso and Brazilian Real.
Income tax expense. Income tax expense was $6.1 million in 2013 compared to $8.1 million in 2012 and our effective tax rate was 20.9% in 2013 compared to 32.8% in 2012. The decrease in our effective tax rate was due primarily to the valuation allowance we recorded in 2012 against our deferred tax assets related to California research and experimentation credits and a shift of income from higher tax rate jurisdictions to lower tax rate jurisdictions in 2013 driven largely by a tax benefit on certain income earned in Hong Kong. Partially offsetting these benefits was the recording of $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our 2010 acquisition of Enson Assets Limited and the reversal of $0.5 million of unrecognized tax benefits in 2012 which were originally recorded in 2007 through 2011.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 ("2011")
Net sales. Net sales for 2012 were $463.1 million, a decrease of 1.2% compared to $468.6 million in 2011. Net sales by our business and consumer lines were as follows:

	2012		2011
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$410.9	88.7%	$421.4	89.9%
Consumer	52.2	11.3%	47.2	10.1%
Total net sales	$463.1	100.0%	$468.6	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 88.7% of net sales in 2012 compared to 89.9% in 2011. Net sales in our Business lines in 2012 decreased by 2.5% to $410.9 million from $421.4 million in 2011. This decrease was largely due to lower sales to consumer electronics companies, which resulted from the adverse effect on television sales of the prolonged sluggish global economy. Partially offsetting the decrease in sales to consumer electronics companies was an increase in net sales within subscription broadcasting. Net sales in subscription broadcasting remained strong in North America and grew significantly, on a percentage basis, in Latin America, specifically Brazil.

Net sales in our Consumer lines (One For All® retail and private label) were 11.3% of net sales in 2012 compared to 10.1% in 2011. Net sales in our Consumer lines in 2012 increased by 10.6% to $52.2 million from $47.2 million in 2011. International retail sales increased 10.1% from $43.4 million in 2011 to $47.8 million in 2012 due primarily to increased sales in the U.K. and Latin America. In addition, North American retail sales increased $1.2 million, from $3.1 million to $4.3 million.

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

Research and development expenses. R&D expenses increased 15.4% to $14.2 million in 2012 from $12.3 million in 2011. The increase was due to additional labor dedicated to general R&D activities in an effort to continue to develop new products and technologies.

Selling, general and administrative expenses. SG&A expenses increased 2.0% to $93.1 million in 2012 from $91.2 million in 2011. This increase was driven primarily by increased incentive compensation costs as well as increased legal expenses as a result of litigation costs related to protecting our intellectual property. Partially offsetting these expense increases was a favorable currency effect due primarily to the Euro weakening compared to the U.S. Dollar.

Interest income (expense), net. Net interest expense was $0.2 million in 2012 compared to $0.3 million in 2011. The decrease in interest expense was due to lower credit needs during 2012, primarily as a result of positive operating cash flows which allowed for the paydown of debt associated with the 2010 acquisition of Enson Assets Limited.

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

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Year ended December 31, 2013	Increase (Decrease)	Year ended December 31, 2012	Increase (Decrease)	Year ended December 31, 2011
Cash provided by operating activities	$30,694	$(12,849)	$43,543	$28,743	$14,800
Cash used for investing activities	(11,674)	(71)	(11,603)	3,091	(14,694)
Cash (used for) provided by financing activities	10,038	27,616	(17,578)	8,691	(26,269)
Effect of exchange rate changes on cash	2,523	1,664	859	(427)	1,286

	December 31, 2013	Increase (Decrease)	December 31, 2012
Cash and cash equivalents	$76,174	$31,581	$44,593
Working capital	158,548	45,060	113,488
Net cash provided by operating activities decreased $12.9 million in 2013 when compared to 2012, driven largely by increased working capital needs associated with inventory as we increased inventory levels in 2013 to support a higher level of expected sales. In addition, although sales increased by 14.3% in 2013 compared to 2012, accounts receivable increased by only 4.8% as days sales outstanding improved from 69 days for the quarter ended December 31, 2012 to 63 days for the quarter ended December 31, 2013.

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
Net cash used for investing activities during 2013 was $11.7 million compared to $11.6 million and $14.7 million of net cash used during 2012 and 2011, respectively. During 2013, 2012 and 2011, cash used for investing activities consisted of our investments in property, plant, and equipment as well as internally developed patents.
Net cash provided by financing activities was $10.0 million during 2013 compared to net cash used for financing activities of $17.6 million during 2012 and net cash used for financing activities of $26.3 million during 2011. During 2012, we made net debt payments of $16.4 million compared to $18.6 million in 2011. Proceeds from stock option exercises were $12.4 million during

2013 compared to proceeds of $2.2 million and $1.7 million during 2012 and 2011, respectively. In addition, we purchased 153,115 shares of our common stock at a cost of $3.6 million during 2013, compared to 200,847 and 456,964 shares at a cost of $3.5 million and $9.8 million during 2012 and 2011, respectively. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2013, we had 933,456 shares available for repurchase under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$12,705	$2,699	$3,920	$2,663	$3,423
Capital lease obligations	73	20	40	13	—
Purchase obligations(1)	323	323	—	—	—
Total contractual obligations	$13,101	$3,042	$3,960	$2,676	$3,423

(1)	Purchase obligations consist of contractual payments to purchase tooling assets.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover cash outlays expected during 2014; however, because our cash is located in various jurisdictions throughout the world, we may at times need to borrow from our revolving line of credit until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the market risks identified in the section entitled "Qualitative and Quantitative Disclosures about Market Risk" in Item 7A.

	On December 31,
	2013	2012	2011
Cash and cash equivalents	$76,174	$44,593	$29,372
Total debt	—	—	16,400
Available borrowing resources	54,987	55,000	18,000
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
On December 31, 2013, we had $30.1 million, $34.6 million, $7.2 million and $4.3 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"). Under the Amended Credit Agreement, the existing secured revolving credit line ("Credit Line") was increased from $20.0 million to $55.0 million and the expiration date was extended from November 1, 2012 to November 1, 2014. The Amended Credit Agreement required that the Credit Line be used to pay off the remaining outstanding balance of the existing term loan with U.S. Bank. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at December 31, 2013.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2013, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at December 31, 2013, we had no outstanding borrowings under our revolving line of credit, from time to time we need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the year ended December 31, 2013.
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
Foreign Currency Exchange Rate Risk
At December 31, 2013 we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations during 2013 were the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. For most other currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S.

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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2013, we believe that movements in foreign currency rates may have a material effect on our financial position. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar relative to the U.S. Dollar fluctuate 10% from December 31, 2013, net income in the first quarter of 2014 would fluctuate by approximately $5.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON, LLP
Irvine, California
March 12, 2014

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$76,174	$44,593
Accounts receivable, net	95,408	91,048
Inventories, net	96,309	84,381
Prepaid expenses and other current assets	4,395	3,661
Income tax receivable	13	270
Deferred income taxes	6,167	5,210
Total current assets	278,466	229,163
Property, plant, and equipment, net	75,570	77,706
Goodwill	31,000	30,890
Intangible assets, net	26,963	29,835
Other assets	5,279	5,361
Deferred income taxes	6,455	6,369
Total assets	$423,733	$379,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,498	$59,831
Line of credit	—	—
Accrued compensation	38,317	33,398
Accrued sales discounts, rebates and royalties	8,539	8,093
Accrued income taxes	3,032	3,668
Deferred income taxes	303	41
Other accrued expenses	11,229	10,644
Total current liabilities	119,918	115,675
Long-term liabilities:
Deferred income taxes	9,887	10,687
Income tax payable	606	525
Other long-term liabilities	2,052	1,787
Total liabilities	132,463	128,674
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,344,121 and 21,491,398 shares issued on December 31, 2013 and 2012, respectively	223	215
Paid-in capital	199,513	180,607
Accumulated other comprehensive income (loss)	2,982	1,052
Retained earnings	193,532	170,569
	396,250	352,443
Less cost of common stock in treasury, 6,639,497 and 6,516,382 shares on December 31, 2013 and 2012, respectively	(104,980)	(101,793)
Total stockholders' equity	291,270	250,650
Total liabilities and stockholders' equity	$423,733	$379,324
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$529,354	$463,090	$468,630
Cost of sales	377,892	329,653	338,569
Gross profit	151,462	133,437	130,061
Research and development expenses	16,447	14,152	12,267
Selling, general and administrative expenses	102,861	93,083	91,218
Operating income	32,154	26,202	26,576
Interest income (expense), net	51	(151)	(270)
Other income (expense), net	(3,169)	(1,413)	(1,075)
Income before provision for income taxes	29,036	24,638	25,231
Provision for income taxes	6,073	8,085	5,285
Net income	$22,963	$16,553	$19,946
Earnings per share:
Basic	$1.51	$1.11	$1.34
Diluted	$1.47	$1.10	$1.31
Shares used in computing earnings per share:
Basic	15,248	14,952	14,912
Diluted	15,601	15,110	15,213
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$22,963	$16,553	$19,946
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,930	114	1,427
Comprehensive income	$24,893	$16,667	$21,373
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Shares	Amount		Income (Loss)		Totals
Balance at December 31, 2010	20,877	$209	(5,926)	$(89,526)	$166,940	$(489)	$134,070	$211,204
Net income							19,946	19,946
Currency translation adjustment						1,427		1,427
Shares issued for employee benefit plan and compensation	164	1			728			729
Purchase of treasury shares			(457)	(9,785)				(9,785)
Stock options exercised	102	1			1,676			1,677
Shares issued to Directors			30	434	(434)			—
Stock-based compensation expense					4,511			4,511
Tax benefit from exercise of non-qualified stock options and vested restricted stock					280			280
Balance at December 31, 2011	21,143	211	(6,353)	(98,877)	173,701	938	154,016	229,989
Net income							16,553	16,553
Currency translation adjustment						114		114
Shares issued for employee benefit plan and compensation	159	2			747			749
Purchase of treasury shares			(201)	(3,451)				(3,451)
Stock options exercised	189	2			2,202			2,204
Shares issued to Directors			38	535	(535)			—
Stock-based compensation expense					4,575			4,575
Tax benefit from exercise of non-qualified stock options and vested restricted stock					(83)			(83)
Balance at December 31, 2012	21,491	215	(6,516)	(101,793)	180,607	1,052	170,569	250,650
Net income							22,963	22,963
Currency translation adjustment						1,930		1,930
Shares issued for employee benefit plan and compensation	174	1			746			747
Purchase of treasury shares			(153)	(3,607)				(3,607)
Stock options exercised	679	7			12,364			12,371
Shares issued to Directors			30	420	(420)			—
Stock-based compensation expense					5,342			5,342
Tax benefit from exercise of non-qualified stock options and vested restricted stock					874			874
Balance at December 31, 2013	22,344	$223	(6,639)	$(104,980)	$199,513	$2,982	$193,532	$291,270
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash provided by operating activities:
Net income	$22,963	$16,553	$19,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,363	17,613	17,335
Provision for doubtful accounts	190	73	277
Provision for inventory write-downs	3,680	2,994	5,625
Deferred income taxes	(1,617)	2,536	(1,043)
Tax benefit from exercise of stock options and vested restricted stock	874	(83)	280
Excess tax benefit from stock-based compensation	(1,274)	(111)	(439)
Shares issued for employee benefit plan	747	749	729
Stock-based compensation	5,342	4,575	4,511
Changes in operating assets and liabilities:
Accounts receivable	(4,509)	(8,998)	3,142
Inventories	(15,353)	2,987	(30,597)
Prepaid expenses and other assets	(633)	(588)	(345)
Accounts payable and accrued expenses	2,285	8,186	(4,319)
Accrued income and other taxes	(364)	(2,943)	(302)
Net cash provided by operating activities	30,694	43,543	14,800
Cash used for investing activities:
Acquisition of property, plant, and equipment	(10,355)	(10,463)	(13,630)
Acquisition of intangible assets	(1,319)	(1,140)	(1,064)
Net cash used for investing activities	(11,674)	(11,603)	(14,694)
Cash (used for) provided by financing activities:
Issuance of debt	19,500	30,800	4,200
Payment of debt	(19,500)	(47,200)	(22,800)
Debt issuance costs	—	(42)	—
Proceeds from stock options exercised	12,371	2,204	1,677
Treasury stock purchased	(3,607)	(3,451)	(9,785)
Excess tax benefit from stock-based compensation	1,274	111	439
Net cash (used for) provided by financing activities	10,038	(17,578)	(26,269)
Effect of exchange rate changes on cash	2,523	859	1,286
Net increase (decrease) in cash and cash equivalents	31,581	15,221	(24,877)
Cash and cash equivalents at beginning of year	44,593	29,372	54,249
Cash and cash equivalents at end of period	$76,174	$44,593	$29,372

Supplemental Cash Flow Information:
Income taxes paid	$6,068	$10,445	$8,097
Interest payments	$44	$304	$438
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.
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
We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenues. Changes in such accruals may be required if future rebates and incentives differ from our estimates.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Revenue for the sale of tooling is recognized when the related services have been provided, customer acceptance documentation has been obtained, the sales price is fixed or determinable, and collectability is reasonably assured.
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
We license our intellectual property including our patented technologies, trademarks, and database of infrared codes. When our license fees are paid on a per unit basis we record license revenue when our customers ship a product incorporating our intellectual property, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. When a fixed upfront license fee is received in exchange for the delivery of a particular database of infrared codes that represents the culmination of the earnings process, we record revenues when delivery has occurred, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for term license fees is recognized on a straight-line basis over the effective term of the license when we cannot reliably predict in which periods, within the term of the license, the licensee will benefit from the use of our patented inventions.
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
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.2 million, $1.3 million, and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $11.3 million, $9.2 million and $9.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense, net of estimated forfeitures, in proportion to vesting during the requisite service period, which ranges from one to four years. Estimated forfeiture rates are based upon historical forfeitures.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

We determine the fair value of restricted stock awards utilizing the average of the high and low trade prices of our Company's shares on the date they were granted.
The fair value of stock options granted to employees and directors is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the stock option. Expected life is computed utilizing historical exercise patterns and post-vesting behavior. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 16 for further information regarding stock-based compensation.
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
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for doubtful accounts is based on a variety of factors, including credit reviews, historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

We also record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
See Note 7 for further information concerning goodwill.
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
See Notes 6 and 15 for further information concerning long-lived assets. See Note 7 for further information concerning intangible assets.
Capitalized Software Development Costs
Costs incurred to develop software for resale are expensed when incurred as research and development until technological feasibility has been established. We have determined that technological feasibility for our products is typically established when a working prototype is complete. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated results of operations or financial position.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 3 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2013	2012
United States	$30,082	$2,742
Asia	34,627	27,317
Europe	7,161	9,361
South America	4,304	5,173
Total cash and cash equivalents	$76,174	$44,593
Note 4 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

	December 31,
(In thousands)	2013	2012
Trade receivables, gross	$94,325	$90,056
Allowance for doubtful accounts	(478)	(322)
Allowance for sales returns	(865)	(996)
Net trade receivables	92,982	88,738
Other	2,426	2,310
Accounts receivable, net	$95,408	$91,048
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$322	$1,021	$878
Additions to costs and expenses	190	73	277
(Write-offs)/FX effects	(34)	(772)	(134)
Balance at end of period	$478	$322	$1,021

Sales Returns
The allowance for sales returns at December 31, 2013 and 2012 included reserves for items returned prior to year-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.5 million and $0.6 million on December 31, 2013 and 2012, respectively. The value of these returned goods was included in our inventory balance at December 31, 2013 and 2012.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Significant Customers
Net sales to individual customers that totaled more than 10% of our net sales were as follows:

	Year Ended December 31,
	2013		2012		2011
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$82,679	15.6%	$78,325	16.9%	$57,371	12.2%
Sony	—	—	—	—	48,483	10.3
Trade receivables associated with significant customer activity that totaled more than 10% of our accounts receivable, net were as follows:

	December 31,
	2013		2012
	$ (thousands)	% of Accounts receivable, net	$ (thousands)	% of Accounts Receivable, net
DIRECTV	$—	—%	$9,277	10.2%
The loss of either of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.
Note 5 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

	December 31,
(In thousands)	2013	2012
Raw materials	$18,990	$17,438
Components	18,623	20,978
Work in process	2,017	1,050
Finished goods	59,393	46,939
Reserve for excess and obsolete inventory	(2,714)	(2,024)
Inventories, net	$96,309	$84,381

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of period	$2,024	$3,447	$2,135
Additions charged to costs and expenses (1)	3,387	2,511	4,568
Sell through (2)	(365)	(1,166)	(1,295)
Write-offs/FX effects	(2,332)	(2,768)	(1,961)
Balance at end of period	$2,714	$2,024	$3,447

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.3 million, $0.5 million, and $1.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)
These amounts represent the reversal of reserves associated with inventory items that were sold during the period. Sell through is the result of differences between our judgment concerning the saleability of inventory items during the excess and obsolete inventory review process and our subsequent experience.

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. In 2013 and 2012, no single supplier provided more than 10% of our total inventory purchases. Samsung provided $29.1 million, or 10.2% of total inventory purchases during the year ended December 31, 2011.

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Year Ended December 31,
	2013		2012		2011
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$9,846	3.5%	$8,845	3.8%	$8,677	3.0%
Total accounts payable to this vendor were as follows:

	December 31,
	2013		2012
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$2,439	4.2%	$1,815	3.0%
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2013	2012
Buildings	$51,901	$44,607
Machinery and equipment	48,859	44,168
Tooling	26,495	24,496
Leasehold improvements	17,749	16,153
Software	8,504	7,373
Furniture and Fixtures	6,231	5,360
Computer Equipment	2,691	2,630
	162,430	144,787
Accumulated depreciation	(87,703)	(74,766)
	74,727	70,021
Construction in progress	843	7,685
Total property, plant, and equipment, net	$75,570	$77,706
Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $14.2 million, $13.4 million and $13.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The net book value of property, plant, and equipment located within the People's Republic of China ("PRC") was $68.2 million and $69.2 million on December 31, 2013 and 2012, respectively.
Construction in progress was as follows:

	December 31,
(In thousands)	2013	2012
Buildings	$—	$5,639
Machinery and equipment	158	594
Tooling	134	395
Leasehold improvements	104	285
Software	372	742
Other	75	30
Total construction in progress	$843	$7,685
We expect that the remaining construction in progress costs will be placed into service during the first quarter of 2014. We will begin to depreciate these assets once the assets are placed into service.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2011	$30,820
Goodwill adjustments (1)	70
Balance at December 31, 2012	$30,890
Goodwill adjustments (1)	110
Balance at December 31, 2013	$31,000

(1)	Adjustments were the result of fluctuations in the foreign currency exchange rate used to translate balances into U.S. Dollars.
We conducted annual goodwill impairment reviews on December 31, 2013, 2012, and 2011 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.
Intangible Assets, Net
The components of intangible assets, net were as follows:

	December 31,
	2013			2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount(1):
Distribution rights (10 years)	$395	$(52)	$343	$378	$(50)	$328
Patents (10 years)	8,879	(4,251)	4,628	8,113	(3,847)	4,266
Trademark and trade names (10 years)	2,841	(1,411)	1,430	2,841	(1,127)	1,714
Developed and core technology (5-15 years)	3,506	(1,140)	2,366	3,507	(906)	2,601
Capitalized software development costs (1-2 years)	311	(133)	178	1,276	(913)	363
Customer relationships (10-15 years)	26,406	(8,388)	18,018	26,415	(5,852)	20,563
Total carrying amount	$42,338	$(15,375)	$26,963	$42,530	$(12,695)	$29,835

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.6 million and $9.1 million on December 31, 2013 and 2012, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cost of sales	$213	$312	$451
Selling, general and administrative	3,914	3,862	3,795
Total amortization expense	$4,127	$4,174	$4,246

Estimated future amortization expense related to our intangible assets at December 31, 2013, is as follows:

(In thousands)
2014	$4,088
2015	3,924
2016	3,886
2017	3,857
2018	3,847
Thereafter	7,361
$26,963
The remaining weighted average amortization period of our intangible assets is 7.1 years.
We recorded immaterial impairment charges related to our intangible assets for the years ended December 31, 2013, 2012, and 2011. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. Quoted prices for identical or similar patents, trademarks and trade names are unavailable. The fair value of intangible assets is based upon management's judgment. Management believes that the net book value represents the fair value of our patents, trademarks and trade names.
Note 8 — Line of Credit
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"). Under the Amended Credit Agreement, the existing secured revolving credit line ("Credit Line") was increased from $20.0 million to $55.0 million and the expiration date was extended from November 1, 2012 to November 1, 2014. The Amended Credit Agreement required that the Credit Line be used to pay off the remaining outstanding balance of the existing term loan with U.S. Bank. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at December 31, 2013.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2013, we were in compliance with the covenants and conditions of the Amended Credit Agreement.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Our total interest expense on borrowings was $23 thousand, $0.2 million and $0.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Note 9 — Income Taxes
Pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Domestic operations	$2,425	$(2,203)	$3,279
Foreign operations	26,611	26,841	21,952
Total	$29,036	$24,638	$25,231

The provision for income taxes charged to operations were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current tax expense:
U.S. federal	$971	$(891)	$1,319
State and local	254	(75)	12
Foreign	6,426	6,464	5,122
Total current	7,651	5,498	6,453
Deferred tax (benefit) expense:
U.S. federal	(101)	(882)	153
State and local	(67)	3,630	(409)
Foreign	(1,410)	(161)	(912)
Total deferred	(1,578)	2,587	(1,168)
Total provision for income taxes	$6,073	$8,085	$5,285

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Inventory reserves	$1,582	$1,017
Capitalized research costs	97	106
Capitalized inventory costs	920	760
Net operating losses	1,101	1,339
Acquired intangible assets	49	10
Accrued liabilities	4,215	3,785
Income tax credits	5,982	4,321
Stock-based compensation	2,260	3,525
Total deferred tax assets	16,206	14,863
Deferred tax liability:
Depreciation	(4,679)	(5,132)
Allowance for doubtful accounts	(80)	(41)
Amortization of intangible assets	(2,583)	(2,858)
Other	(1,600)	(1,922)
Total deferred tax liabilities	(8,942)	(9,953)
Net deferred tax assets before valuation allowance	7,264	4,910
Less: Valuation allowance	(4,832)	(4,059)
Net deferred tax assets	$2,432	$851
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Tax provision at statutory U.S. rate	$9,872	$8,377	$8,578
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(397)	(246)	(262)
Foreign tax rate differential	(3,804)	(3,488)	(3,528)
Nondeductible items	989	388	407
Federal research and development credits	(1,149)	(369)	(503)
Change in deductibility of social insurance	214	617	—
Valuation allowance	520	2,592	—
Other	(172)	214	593
Tax provision	$6,073	$8,085	$5,285
At December 31, 2013, we had federal and state Research and Experimentation ("R&E") income tax credit carry forwards of approximately $0.6 million and $6.2 million, respectively. The federal R&E credits begin to expire in 2032. The state R&E income tax credits do not have an expiration date.
At December 31, 2013, we had federal, state and foreign net operating losses of approximately $2.3 million, $4.1 million and $0.2 million, respectively. All of the federal and state net operating loss carry forwards were acquired as part of the 2004 acquisition of SimpleDevices. The federal, state, and foreign net operating loss carry forwards begin to expire during 2024, 2018, and 2022, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carry forwards that may be utilized if certain changes to a company’s ownership occur. Our acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carry forwards of SimpleDevices are limited but considered realizable in future periods. The annual federal limitation is approximately $0.6 million for 2013 and thereafter.
At December 31, 2013, we assessed the realizability of our deferred tax assets by considering whether it is “more likely than not” some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carry-back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state R&E income tax credits generated during the prior years and current year, the Company established a valuation allowance against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Accordingly, a valuation allowance of $4.7 million was recorded as of December 31, 2013 related to the state R&E deferred tax asset.
During the year ended December 31, 2013, we recognized an increase to paid-in capital and a decrease to income taxes payable of $0.9 million related to the tax benefit from the exercise of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans. During the year ended December 31, 2012 we recognized a decrease to paid-in capital and an increase to income taxes payable of $0.1 million, related to the tax benefit from the exercise of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans. During the year ended December 31, 2011 we recognized an increase to paid-in capital and a decrease to income taxes payable of $0.3 million, related to the tax benefit from the exercise of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans.
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
During 2012, China's State Administration of Taxation issued Circular 15 which required us to reevaluate our foreign deferred tax assets relating to our Chinese subsidiaries. These subsidiaries have recorded a deferred tax asset for social insurance and housing funds with the intent of being able to deduct these expenses once such liabilities have been settled. Circular 15 stipulates that payments into the aforementioned funds must be made within five years of recording the initial accrual or the tax deduction for these expenses will be forfeited. At December 31, 2013, we evaluated fund payments made prior to the preceding five years and determined that $0.2 million of our foreign deferred tax assets would not provide a future tax benefit due to the change in Chinese law. In adhering to the new law, we recorded increases to income tax expense of $0.2 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively, relating to decreases in the deferred tax assets of our Chinese subsidiaries.
Uncertain Tax Positions
At December 31, 2013 and 2012, we had unrecognized tax benefits of approximately $3.6 million and $5.1 million, including interest and penalties, respectively. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest and penalties are included in the unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Our gross unrecognized tax benefits at December 31, 2013, 2012 and 2011, and the changes during those years then ended, were the following:

(In thousands)	2013	2012	2011
Beginning balance	$5,006	$5,387	$5,411
Additions as a result of tax provisions taken during the current year	357	261	138
Subtractions as a result of tax provisions taken during the prior year	(126)	(346)	(67)
Foreign currency translation	45	—	133
Lapse in statute of limitations	(63)	(296)	(224)
Settlements	(1,729)	—	(15)
Acquisition	—	—	11
Ending balance	$3,490	$5,006	$5,387
Approximately $3.2 million and $4.7 million of the total amount of gross unrecognized tax benefits at December 31, 2013 and 2012, respectively, would affect the annual effective tax rate, if recognized. Current year reductions to the unrecognized tax benefit relate to liabilities recorded by our Chinese subsidiaries. Furthermore, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.2 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. At December 31, 2013 the open statutes of limitations for our significant tax jurisdictions are the following: federal are 2010 through 2012, state are 2009 through 2012 and non-U.S. are 2007 through 2012. At December 31, 2013, of our gross unrecognized tax benefits of $3.6 million, which included $0.1 million of interest, $1.5 million are classified as current and $2.1 million are classified as long term.
Note 10 — Accrued Compensation
The components of accrued compensation are listed below:

	December 31,
(In thousands)	2013	2012
Accrued social insurance(1)	$20,492	$19,842
Accrued salary/wages	5,324	4,862
Accrued vacation/holiday	2,113	2,048
Accrued bonus(2)	7,186	4,181
Accrued commission	1,350	478
Accrued medical insurance claims	201	643
Other accrued compensation	1,651	1,344
Total accrued compensation	$38,317	$33,398

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2013 and 2012.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.6 million and $0.5 million at December 31, 2013 and 2012, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 11 — Other Accrued Expenses
The components of other accrued expenses are listed below:

	December 31,
(In thousands)	2013	2012
Advertising and marketing	$238	$501
Duties	797	584
Freight	1,374	1,666
Product development	614	569
Product warranty claim costs	41	404
Professional fees	1,757	1,234
Sales taxes and VAT	1,637	1,979
Third-party commissions	511	337
Tooling (1)	758	221
Utilities	311	316
Other	3,191	2,833
Total other accrued expenses	$11,229	$10,644

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Note 12 — Leases
We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.
Rent expense for our operating leases was $3.5 million, $3.7 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table summarizes future minimum non-cancelable operating lease payments at December 31, 2013:

(In thousands)	Amount
Year ending December 31:
2014	$2,699
2015	2,117
2016	1,803
2017	1,415
2018	1,248
Thereafter	3,423
Total operating lease commitments	$12,705
Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 60 months to 125 months. The related short term liability is recorded in other accrued expenses (see Note 11) and the related long term liability is recorded in other long term liabilities. The total liability related to rent escalations was $1.0 million and $0.5 million at December 31, 2013 and 2012, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The lease agreement for our corporate headquarters contains an allowance for moving expenses and tenant improvements of $1.5 million. These moving and tenant improvement allowances are recorded within other accrued expenses and other long term liabilities, depending on the short term or long term nature, and are being amortized as a reduction of rent expense over the 125-month term of the lease, which began on May 15, 2012.
Rental Costs During Construction
Rental costs associated with operating leases incurred during a construction period are expensed.
Prepaid Leases
We operate two factories within the PRC on which the land is leased from the government as of December 31, 2013. These land leases were prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained land-use right certificates for the land pertaining to these factories.
The first factory is located in the city of Guangzhou in the Guangdong province. The remaining net book value of this prepaid lease was $1.5 million on December 31, 2013, and will be amortized on a straight-line basis over approximately 21 years. The buildings located on this land have a net book value of $13.7 million on December 31, 2013 and are being amortized over an estimated remaining life of approximately 18 years.
The second factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this prepaid lease was $2.9 million on December 31, 2013, and will be amortized on a straight-line basis over the remaining term of approximately 45 years. The buildings located on this land have a net book value of $24.8 million on December 31, 2013 and are being amortized over an estimated remaining life of 24 years.
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
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of period	$404	$6	$71
Accruals for warranties issued during the period	416	398	(27)
Settlements (in cash or in kind) during the period	(779)	—	(38)
Balance at end of period	$41	$404	$6

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Litigation
On July 15, 2011, we filed a lawsuit against Logitech, Inc., Logitech International S.A. and Logitech Europe S.A. in the United States District Court, Central District of California (Universal Electronics Inc. v. Logitech, Inc., Logitech International S.A. and Logitech Europe S.A., SACV 11-1056-JVS(ANx)) alleging that the Logitech companies were infringing seventeen of our patents related to remote control technology. We alleged that this complaint related to multiple Logitech remote control products and were seeking monetary relief for the infringement, including enhanced damages due to the willfulness of the Logitech companies' actions, injunctive relief to enjoin the Logitech companies from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In its answer, filed on November 3, 2011, the Logitech companies generally denied all of our allegations of infringement and counterclaimed that we were infringing five of their patents. On November 24, 2011, we answered the Logitech companies' counterclaims, generally denying all of their allegations of infringement. On September 26, 2012, the Logitech companies and the Company entered into a long-term, confidential Settlement and License Agreement with an effective date of July 1, 2012 (the “Agreement”). During the term of the Agreement, the Logitech companies and the Company dismissed all lawsuits and, among other things, the Logitech companies will pay royalties to the Company to license the technologies covered by our patents in this suit. Additionally, the Logitech companies agreed to pay the Company $2.0 million for past royalties for the period covering July 1, 2010 through June 30, 2012. Due to the historical and ongoing relationship with the Logitech companies, this amount was included in net sales for the year ended December 31, 2012.
On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC is infringing, directly and indirectly, four of our patents related to remote control technology. We have alleged that this complaint relates to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC has denied infringing our patents. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we have asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. In our estimation this ruling does not materially affect our position in this litigation. In all other respects, this litigation is continuing as scheduled with expert discovery and pre-trial motions continuing and trial is scheduled for May 2014.

In addition, on June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In this second lawsuit, we are alleging that URC is infringing, directly and indirectly, nine additional patents that we own related to remote control technology. As in the first lawsuit, in this second lawsuit we have alleged that this complaint relates to multiple URC remote control products.

We are seeking monetary relief for infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In mid-July 2013, URC filed a Notice of Related Cases seeking to join this lawsuit with the lawsuit we filed against URC on March 2, 2012 and we did not object to this Notice. Consequently, this lawsuit was transferred to the Judge and Magistrate hearing our first lawsuit filed in March 2013. In mid-November 2013, UEI filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd (a South Korean entity) and Ohsung Electronics USA, Inc. (a California entity) to the lawsuit. We are waiting for these additional parties to answer the motion, and will continue efforts to join both parties to the lawsuit. In all other respects this litigation is continuing as scheduled with URC answering this compliant with a denial of infringement, asserting affirmative defenses, and seeking a ruling that URC has not infringed our patents, that our patents are invalid and unenforceable, that the patents have been licensed to URC, and an award of attorneys’ fees and costs. Discovery is underway.

On September 23, 2013, we filed a lawsuit against Peel Technologies, Inc. (“Peel”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Peel Technologies, Inc., SACV13-01484 GAF (RNBx)) alleging that Peel is infringing, directly and indirectly, five of our patents related to remote control technology. We have alleged that this complaint relates to software and hardware used in connection with remote control devices, including Peel’s software products called “TV App” (sometimes referred to as “Sense TV”), “WatchOn App” and “Peel Smart Remote App”, and a product called “Peel Universal Remote” consisting of a Peel “Fruit” hardware device and a software component for use with the iOS operating system. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of Peel’s actions, injunctive relief to enjoin Peel from further infringing, including contributory infringement and/or inducing infringement, and attorney’s fees. On November 14, 2013, Peel answered our complaint with a general denial that it is infringing our patents and has filed counter-claims, seeking declaratory judgments that our patents are not infringed and are invalid. They are also seeking attorney’s fees.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

In our reply to Peel’s counterclaims, which we filed on December 5, 2013, we have asked the Court to deny and dismiss with prejudice Peel’s counterclaims and sought after relief. Discovery has just begun.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2013 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2013, approximately 35 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2013 and 2012 for the India Plan is not material. During the years ended December 31, 2013, 2012, and 2011, the net periodic benefit costs were also not material.
Note 14 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Shares repurchased	153	201	457
Cost of shares repurchased	$3,607	$3,451	$9,785
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the years ended December 31, 2013, 2012, and 2011, we issued 30,000, 37,500, and 30,000 shares from treasury, respectively, to outside directors for services performed (see Note 16).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2013, we had 933,456 shares available for repurchase under the Board's authorizations.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net sales:
United States	$195,308	$165,209	$137,799
Asia (excluding PRC)	107,886	108,979	121,089
People’s Republic of China	89,918	76,873	106,597
Europe	72,852	61,617	56,448
Latin America	35,179	28,677	17,585
Other	28,211	21,735	29,112
Total net sales	$529,354	$463,090	$468,630
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets were as follows:

	December 31,
(In thousands)	2013	2012
Long-lived tangible assets:
United States	$4,662	$5,541
People's Republic of China	72,957	73,804
All other countries	3,230	3,722
Total	$80,849	$83,067
Note 16 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cost of sales	$1	$—	$15
Research and development	226	223	267
Selling, general and administrative:
Employees	4,494	3,733	3,499
Outside directors	621	619	730
Total stock-based compensation expense	$5,342	$4,575	$4,511

Income tax benefit	$1,575	$1,488	$1,505

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Stock Options
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2013	2012	2011
Weighted average fair value of grants (1)	$9.26	$9.57	$13.74
Risk-free interest rate	0.95%	0.86%	2.29%
Expected volatility	53.39%	55.22%	52.25%
Expected life in years	5.20	5.15	5.03

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

Stock option activity was as follows:

	2013				2012				2011
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Number of Options (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	1,412	$20.56			1,502	$19.53		1,502	1,525	$18.78
Granted	201	19.68			153	19.92		153	108	28.97
Exercised	(679)	18.22		$8,355	(189)	11.62		1,155	(102)	16.51		$820
Forfeited/canceled/expired	(10)	24.75			(54)	21.48		(54)	(29)	25.53
Outstanding at end of the year (1)	924	$22.04	6.09	$14,854	1,412	$20.56	4.91	2,452	1,502	$19.53	4.81	$1,972
Vested and expected to vest at the end of the year (1)	921	$22.05	6.08	$14,791	1,409	$20.56	4.90	2,446	1,494	$19.51	4.78	$1,971
Exercisable at the end of the year (1)	671	$22.62	5.14	$10,388	1,181	$20.24	4.25	2,347	1,229	$18.71	4.05	$1,889

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2013, 2012, and 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2013, 2012, and 2011. This amount will change based on the fair market value of our stock.

During 2013, 2012, and 2011, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2013, 2012, and 2011 was $12.4 million, $2.2 million, and $1.7 million, respectively. The actual tax benefit realized from option exercises was $2.3 million, $0.2 million and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Significant option groups outstanding at December 31, 2013 and the related weighted average exercise price and life information are listed below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000’s)	Weighted-Average Remaining Years of Contractual Life	Weighted-Average Exercise Price	Number Exercisable (in 000’s)	Weighted-Average Exercise Price
$12.58 to $14.92	20	4.22	$13.66	16	$13.36
16.20 to 17.62	125	3.34	16.83	125	16.83
18.04 to 21.95	460	7.47	20.05	249	20.43
23.15 to 29.25	312	5.32	27.32	274	27.51
32.40 to 35.35	7	3.94	34.51	7	34.51
	924	6.09	$22.04	671	$22.62
As of December 31, 2013, we expect to recognize $2.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On February 12, 2014, the Board of Directors granted certain executive employees 133,430 stock options in connection with the 2013 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 12, 2015 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.8 million.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	195	$17.30
Granted	176	25.76
Vested	(162)	17.53
Forfeited	(4)	16.24
Non-vested at December 31, 2011	205	24.43
Granted	205	15.22
Vested	(133)	21.91
Forfeited	(7)	23.11
Non-vested at December 31, 2012	270	18.72
Granted	196	28.86
Vested	(178)	20.44
Forfeited	(3)	15.49
Non-vested at December 31, 2013	285	$24.64
As of December 31, 2013, we expect to recognize $6.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.2 years.
On February 12, 2014, the Board of Directors granted certain executive employees 51,595 restricted stock awards in connection with the 2013 annual review cycle. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 12, 2015 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.8 million.
Stock Incentive Plans
Our active stock-based incentive plans include those adopted in 1998, 1999A, 2002, 2003, 2006, and 2010 ("Stock Incentive Plans"). Under the Stock Incentive Plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our Stock Incentive Plans. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.
The grant price of stock option and restricted stock awards granted under our Stock Incentive Plans is the average of the high and low trades of our stock on the grant date. We prohibit the re-pricing or backdating of stock options. Our stock options become exercisable in various proportions over a three or four year time frame. Stock options have a maximum ten-year term. Restricted stock awards vest in various proportions over a three or four year time period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2013:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
1998 Stock Incentive Plan	5/27/1998	630,000	—	5,000
1999A Stock Incentive Plan	10/7/1999	1,000,000	—	28,750
2002 Stock Incentive Plan	2/5/2002	1,000,000	—	28,730
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	180,963
2006 Stock Incentive Plan	6/13/2006	1,000,000	3,670	356,606
2010 Stock Incentive Plan	6/15/2010	1,000,000	215,969	594,536
			219,639	1,194,585
Note 17 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net gain (loss) on foreign currency exchange contracts(1)	$888	$35	$(271)
Net gain (loss) on foreign currency exchange transactions	(4,155)	(1,721)	(1,141)
Other income	98	273	337
Other income (expense), net	$(3,169)	$(1,413)	$(1,075)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 19 for further details).
Note 18 — Earnings Per Share
Earnings per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2013	2012	2011
BASIC
Net income	$22,963	$16,553	$19,946
Weighted-average common shares outstanding	15,248	14,952	14,912
Basic earnings per share	$1.51	$1.11	$1.34
DILUTED
Net income	$22,963	$16,553	$19,946
Weighted-average common shares outstanding for basic	15,248	14,952	14,912
Dilutive effect of stock options and restricted stock	353	158	301
Weighted-average common shares outstanding on a diluted basis	15,601	15,110	15,213
Diluted earnings per share	$1.47	$1.10	$1.31

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Stock options	366	1,038	593
Restricted stock shares	18	166	120
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

	December 31, 2013				December 31, 2012
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$509	$—	$509	$—	$(13)	$—	$(13)
We held foreign currency exchange contracts which resulted in a net pre-tax gain of approximately $0.9 million, a net pre-tax gain of approximately $35 thousand, and a net pre-tax loss of $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Futures Contracts
Details of futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2013	USD/Euro	Euro	$11.0	1.3782	$(2)	January 31, 2014
December 31, 2013	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$15.0	6.2047	$358	January 15, 2014
December 31, 2013	USD/Brazilian Real	USD	$3.0	2.3442	$34	January 17, 2014
December 31, 2013	USD/Brazilian Real	USD	$2.0	2.2301	$119	January 17, 2014
December 31, 2012	USD/Euro	Euro	$5.0	1.3228	$(13)	January 18, 2013

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 20 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.7 million, $0.6 million and $0.7 million of expense for company contributions for the years ended December 31, 2013, 2012, and 2011, respectively.
Note 21 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is presented below:

	2013
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$114,722	$136,109	$142,389	$136,134
Gross profit	32,549	37,836	40,449	40,628
Operating income	3,895	9,976	10,471	7,812
Net income	2,946	5,841	8,623	5,553
Earnings per share (1):
Basic	$0.20	$0.39	$0.56	$0.36
Diluted	$0.19	$0.38	$0.55	$0.35
Shares used in computing earnings per share:
Basic	14,965	15,098	15,324	15,602
Diluted	15,225	15,419	15,743	16,011

	2012
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$103,732	$116,704	$124,871	$117,783
Gross profit	28,327	32,970	36,438	35,702
Operating income	2,312	6,466	9,534	7,890
Net income	1,632	5,153	6,850	2,918
Earnings per share (1):
Basic	$0.11	$0.35	$0.46	$0.19
Diluted	$0.11	$0.34	$0.45	$0.19
Shares used in computing earnings per share:
Basic	14,871	14,933	14,984	15,016
Diluted	15,108	15,048	15,099	15,180

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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Irvine, California
March 12, 2014

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption "SEC Filings" on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2013:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	866,851	$21.74	219,639
Equity compensation plans not approved by security holders	57,480	26.45	—
Total	924,331	$22.04	219,639

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements
We include this portion of ITEM 15 under ITEM 8 of this Report on Form 10-K.
(2) Financial Statement Schedules
We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in this ITEM 15 by reference.
(3) Exhibits
Any stockholder who would like a copy of any of the Exhibits listed in this Report on Form 10-K may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Universal Electronics Inc., 201 E. Sandpointe Avenue, 8th Floor, Santa Ana, California 92707.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 12, 2014
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 12, 2014

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 12, 2014

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 12, 2014

William C. Mulligan Director	/s/ William C. Mulligan	March 12, 2014

J. C. Sparkman Director	/s/ J.C. Sparkman	March 12, 2014

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 12, 2014

Carl E. Vogel Director	/s/ Carl E. Vogel	March 12, 2014

Edward K. Zinser Director	/s/ Edward K. Zinser	March 12, 2014

EXHIBIT INDEX

Exhibit Number	Document Description

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

*10.2
Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.3
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

*10.5
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

*10.6
Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044))

*10.7
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

*10.9
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

*10.11
Form of Universal Electronics Inc. 2003 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

Exhibit Number	Document Description

*10.12
Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.13
Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.14
Form of Universal Electronics Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix C to the Company's Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044))

10.15
Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

*10.16
Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

*10.17	Form of Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.18
Credit Agreement dated December 23, 2009 between U.S. Bank National Association and Universal Electronics Inc. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010 (File No. 0-21044))

10.19
Revolving Note dated December 23, 2009 from Universal Electronics Inc. to U.S. Bank National Association (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 15, 2010 (File No. 0-21044))

10.20
Amended and Restated Credit Agreement dated as of November 1, 2010 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

10.21
Revolving Note dated November 1, 2010 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

10.22
Term Note dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

10.23
Pledge Agreement dated November 1, 2010 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

10.24
Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

*10.25
Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Appendix C to the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 30, 2010 (File No. 0-21044))

*10.26
Form of Option Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.27
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.28
Form of Second Amendment to Executive Officer Employment Agreement dated February 29, 2008 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013 (File No. 0-21044))

Exhibit Number	Document Description

10.29
First Amendment to Amended and Restated Credit Agreement dated October 26, 2011 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 0-21044))

10.30
Acknowledgment and Agreement of Pledgor dated October 26, 2011 from UEI Hong Kong Private Limited (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 0-21044))

10.31
Second Amendment to Amended and Restated Credit Agreement dated March 2, 2012 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 0-21044))

10.32
Standard Office Lease between Universal Electronics Inc. and The Realty Associates Fund VIII, L.P., dated May 11, 2012 (Incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 11, 2012 filed on May 18, 2012 (File No. 0-21044))

10.33
Third Amendment to Amended and Restated Credit Agreement dated October 2, 2012 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013 (File No. 0-21044))

*10.34	Summary of Universal Electronics Inc. 2013 Director Compensation (Filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.