Form 10-Q
period 2014-03-31
UNIVERSAL ELECTRONICS INC
filed 2014-05-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,913,340 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 1, 2014.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$90,400	$76,174
Accounts receivable, net	84,762	95,408
Inventories, net	90,172	96,309
Prepaid expenses and other current assets	4,491	4,395
Income tax receivable	201	13
Deferred income taxes	6,157	6,167
Total current assets	276,183	278,466
Property, plant, and equipment, net	73,516	75,570
Goodwill	30,992	31,000
Intangible assets, net	26,136	26,963
Deferred income taxes	5,423	6,455
Other assets	5,162	5,279
Total assets	$417,412	$423,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,257	$58,498
Line of credit	—	—
Accrued compensation	33,834	38,317
Accrued sales discounts, rebates and royalties	6,255	8,539
Accrued income taxes	704	3,032
Deferred income taxes	302	303
Other accrued expenses	10,388	11,229
Total current liabilities	105,740	119,918
Long-term liabilities:
Deferred income taxes	9,985	9,887
Income tax payable	607	606
Other long-term liabilities	2,025	2,052
Total liabilities	118,357	132,463
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,550,142 and 22,344,121 shares issued on March 31, 2014 and December 31, 2013, respectively	226	223
Paid-in capital	205,434	199,513
Accumulated other comprehensive income (loss)	871	2,982
Retained earnings	197,805	193,532
	404,336	396,250
Less cost of common stock in treasury, 6,643,109 and 6,639,497 shares on March 31, 2014 and December 31, 2013, respectively	(105,281)	(104,980)
Total stockholders' equity	299,055	291,270
Total liabilities and stockholders' equity	$417,412	$423,733
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$129,845	$114,722
Cost of sales	93,299	82,173
Gross profit	36,546	32,549
Research and development expenses	4,277	4,241
Selling, general and administrative expenses	26,279	24,413
Operating income	5,990	3,895
Interest income (expense), net	(16)	9
Other income (expense), net	(349)	(550)
Income before provision for income taxes	5,625	3,354
Provision for income taxes	1,352	408
Net income	$4,273	$2,946
Earnings per share:
Basic	$0.27	$0.20
Diluted	$0.26	$0.19
Shares used in computing earnings per share:
Basic	15,787	14,965
Diluted	16,163	15,225
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$4,273	$2,946
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,111)	(1,126)
Comprehensive income	$2,162	$1,820
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash provided by (used for) operating activities:
Net income	$4,273	$2,946
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,260	4,374
Provision for doubtful accounts	61	24
Provision for inventory write-downs	596	573
Deferred income taxes	948	(954)
Tax benefit from exercise of stock options and vested restricted stock	731	2
Excess tax benefit from stock-based compensation	(723)	(37)
Shares issued for employee benefit plan	347	255
Stock-based compensation	1,678	1,261
Changes in operating assets and liabilities:
Accounts receivable	9,967	1,669
Inventories	4,756	(6,066)
Prepaid expenses and other assets	(15)	(268)
Accounts payable and accrued expenses	(10,489)	(14,345)
Accrued income and other taxes	(2,484)	(731)
Net cash provided by (used for) operating activities	13,906	(11,297)
Cash used for investing activities:
Acquisition of property, plant, and equipment	(2,396)	(3,058)
Acquisition of intangible assets	(204)	(291)
Net cash used for investing activities	(2,600)	(3,349)
Cash provided by (used for) financing activities:
Issuance of debt	—	13,500
Payment of debt	—	(13,500)
Proceeds from stock options exercised	3,272	593
Treasury stock purchased	(405)	(1,558)
Excess tax benefit from stock-based compensation	723	37
Net cash provided by (used for) financing activities	3,590	(928)
Effect of exchange rate changes on cash	(670)	(295)
Net increase (decrease) in cash and cash equivalents	14,226	(15,869)
Cash and cash equivalents at beginning of year	76,174	44,593
Cash and cash equivalents at end of period	$90,400	$28,724

Supplemental Cash Flow Information:
Income taxes paid	$1,601	$1,682
Interest paid	$—	$22
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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
Our results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments and assumptions may be adjusted as more information becomes available. Any adjustment may be material.
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our significant accounting policies.
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2014	December 31, 2013
United States	$27,781	$30,082
Asia	48,263	34,627
Europe	11,552	7,161
South America	2,804	4,304
Total cash and cash equivalents	$90,400	$76,174

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Trade receivables, gross	$82,989	$94,325
Allowance for doubtful accounts	(545)	(478)
Allowance for sales returns	(656)	(865)
Net trade receivables	81,788	92,982
Other	2,974	2,426
Accounts receivable, net	$84,762	$95,408
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$478	$322
Additions to costs and expenses	61	24
(Write-offs)/FX effects	6	(15)
Balance at end of period	$545	$331
Allowance for Sales Returns
The allowance for sales returns at March 31, 2014 and December 31, 2013 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.4 million and $0.5 million on March 31, 2014 and December 31, 2013, respectively. The value of these returned goods was included in our inventory balance at March 31, 2014 and December 31, 2013.
Significant Customer
Net sales to the following customer totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2014		2013
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$14,716	11.3%	$20,847	18.2%
The loss of this customer or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Raw materials	$20,115	$18,990
Components	15,002	18,623
Work in process	3,305	2,017
Finished goods	54,348	59,393
Reserve for excess and obsolete inventory	(2,598)	(2,714)
Inventories, net	$90,172	$96,309

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$2,714	$2,024
Additions charged to costs and expenses (1)	551	479
Sell through (2)	(205)	(57)
Write-offs/FX effects	(462)	(597)
Balance at end of period	$2,598	$1,849

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $45 thousand and $94 thousand for the three months ended March 31, 2014 and 2013, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)
These amounts represent the reversal of reserves associated with inventory items that were sold during the period. Sell through is the result of differences between our judgment concerning the saleability of inventory items during the excess and obsolete inventory review process and our subsequent experience.

Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant supplier that totaled more than 10% of our total inventory purchases as follows:

	Three Months Ended March 31,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Maxim Integrated Products International Limited	$8,054	13.0%	—	—

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Three Months Ended March 31,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$1,723	2.8%	$2,216	3.4%
Total accounts payable to this vendor were the following:

	March 31, 2014		December 31, 2013
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$1,100	2.0%	$2,439	4.2%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2013	$31,000
Goodwill adjustments (1)	(8)
Balance at March 31, 2014	$30,992

(1)	Adjustments were the result of fluctuations in the foreign currency exchange rates used to translate balances into U.S. Dollars.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	March 31, 2014			December 31, 2013
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount (1):
Distribution rights	$395	$(53)	$342	$395	$(52)	$343
Patents	9,071	(4,462)	4,609	8,879	(4,251)	4,628
Trademark and trade names	2,836	(1,478)	1,358	2,841	(1,411)	1,430
Developed and core technology	3,505	(1,197)	2,308	3,506	(1,140)	2,366
Capitalized software development costs	311	(170)	141	311	(133)	178
Customer relationships	26,397	(9,019)	17,378	26,406	(8,388)	18,018
Total carrying amount	$42,515	$(16,379)	$26,136	$42,338	$(15,375)	$26,963

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.6 million and $6.6 million on March 31, 2014 and December 31, 2013, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cost of sales	$37	$92
Selling, general and administrative	986	972
Total amortization expense	$1,023	$1,064

Estimated future amortization expense related to our intangible assets at March 31, 2014, is as follows:

(In thousands)
2014 (remaining 9 months)	$3,070
2015	3,941
2016	3,902
2017	3,874
2018	3,864
Thereafter	7,485
Total	$26,136
We recorded immaterial impairment charges related to our intangible assets for the three months ended March 31, 2014 and 2013. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. Quoted prices for identical or similar patents, trademarks and trade names are unavailable. The fair value of intangible assets is based upon management's judgment. Management believes that the net book value represents the fair value of our patents, trademarks and trade names.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Note 6 — Line of Credit

On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. The Amended Credit Agreement expires on November 1, 2014. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at March 31, 2014.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2014, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
We had no interest expense on borrowings during the three months ended March 31, 2014. Our total interest expense on borrowings was $23 thousand during the three months ended March 31, 2013.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $1.4 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was 24.0% and 12.2% during the three months ended March 31, 2014 and 2013, respectively. The increase in our effective tax rate was due primarily to the recognition of a tax benefit of $0.4 million during the three months ended March 31, 2013 related to the 2012 federal R&D tax credit, which passed legislation during the three months ended March 31, 2013. As of March 31, 2014, the federal R&D tax credit for 2014 had not been passed; therefore, the estimated benefit is not included in our estimated tax rate for the current year. In addition, the "Look-Through" rule expired as of December 31, 2013 which resulted in an increase of Subpart F income. Partially offsetting these items are foreign earnings, which have a lower tax rate than the United States, representing a higher percentage of our pre-tax income.
On March 31, 2014, we had gross unrecognized tax benefits of approximately $3.6 million, including interest and penalties, of which approximately $3.2 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million and $0.1 million on March 31, 2014 and December 31, 2013, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On March 31, 2014, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2010 through 2013, state 2009 through 2013, and non-U.S. 2007 through 2013. On March 31, 2014, of our gross unrecognized tax benefits of $3.6 million, which included $0.2 million of interest and penalties, $1.5 million are classified as current and $2.1 million are classified as long term.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation are listed below:

(In thousands)	March 31, 2014	December 31, 2013
Accrued social insurance (1)	$19,986	$20,492
Accrued salary/wages	6,176	5,324
Accrued vacation/holiday	2,483	2,113
Accrued bonus (2)	1,679	7,186
Accrued commission	476	1,350
Accrued medical insurance claims	216	201
Other accrued compensation	2,818	1,651
Total accrued compensation	$33,834	$38,317

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2014 and December 31, 2013.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.3 million and $0.6 million at March 31, 2014 and December 31, 2013, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses are listed below:

(In thousands)	March 31, 2014	December 31, 2013
Advertising and marketing	$254	$238
Duties	701	797
Freight	1,095	1,374
Product development	839	614
Product warranty claim costs	21	41
Professional fees	1,699	1,757
Sales taxes and VAT	496	1,637
Third-party commissions	592	511
Tooling (1)	677	758
Unrealized loss on foreign currency exchange futures contracts	996	2
Utilities	312	311
Other	2,706	3,189
Total other accrued expenses	$10,388	$11,229

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$41	$404
Accruals for warranties issued during the period	21	375
Settlements (in cash or in kind) during the period	(41)	(325)
Balance at end of period	$21	$454
Litigation

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC is infringing, directly and indirectly, four of our patents related to remote control technology. We have alleged that this complaint relates to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC has denied infringing our patents and has asserted a variety of counterclaims and affirmative defenses including invalidity and unenforceability of our patents, misuse of patents, and a breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. In April 2014, the Court further narrowed the scope of this litigation by effectively removing two additional patents. In our estimation these rulings do not materially affect our position in this litigation. In all other respects, this litigation is continuing as scheduled with trial set to commence on May 6, 2014.

On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In this second lawsuit, we are alleging that URC is infringing, directly and indirectly, ten additional patents that we own related to remote control technology. As in the first lawsuit, in this second lawsuit we have alleged that this complaint relates to multiple URC remote control products. We are seeking monetary relief for infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In mid-July 2013, URC filed a Notice of Related Cases seeking to join this lawsuit with the lawsuit we filed against URC on March 2, 2012 and we did not object to this Notice. Consequently, this lawsuit was transferred to the Judge and Magistrate hearing our first lawsuit filed against URC. In addition, URC answered this complaint with a denial of infringement, asserting affirmative defenses, and seeking a ruling that URC has not infringed our patents, that our patents are invalid and unenforceable, that the patents have been licensed to URC, and an award of attorneys’ fees and costs. In mid-November 2013, UEI filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd, a South Korean entity, and Ohsung Electronics USA, Inc., a California entity, (collectively "Ohsung"), to the lawsuit. In February 2014, Ohsung answered and counterclaimed with a general denial of wrongdoing and asserted the standard affirmative defenses of non-infringement, invalidity and unenforceability of our patents and breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. In March 2014, we answered by disputing Ohsung’s defenses and with a general denial of Ohsung’s breach of contract complaint. We are seeking attorney’s fees. In all other respects this litigation is continuing as scheduled with discovery underway.
On September 23, 2013, we filed a lawsuit against Peel Technologies, Inc. (“Peel”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Peel Technologies, Inc., SACV13-01484 GAF (RNBx)) alleging that Peel is infringing, directly and indirectly, five of our patents related to remote control technology. We have alleged that this complaint relates to software and hardware used in connection with remote control devices, including Peel’s software products called “TV App” (sometimes referred to as “Sense TV”), “WatchOn App” and “Peel Smart Remote App,” and a product called “Peel Universal Remote” consisting of a Peel “Fruit” hardware device and a software component for use with the iOS operating system. We are

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

seeking monetary relief for the infringement, including enhanced damages due to the willfulness of Peel’s actions, injunctive relief to enjoin Peel from further infringment, including contributory infringement and/or inducing infringement, and attorney’s fees. On November 14, 2013, Peel answered our complaint with a general denial that it is infringing our patents and has filed counter-claims, seeking declaratory judgments that our patents are not infringed and are invalid. They are also seeking attorney’s fees. In our reply to Peel’s counterclaims, which we filed on December 5, 2013, we have asked the Court to deny and dismiss with prejudice Peel’s counterclaims and sought after relief. In April 2014, both parties were granted leave by the court to amend the pleadings in the case. We have added four additional patents related to remote control technology, and Peel has filed a counterclaim against us alleging we are infringing one patent related to remote control technology which they recently acquired. We answered Peel’s counterclaim with a general denial of infringement and added our affirmative defenses of non-infringement, invalidity and unenforceability. We will seek attorney fees in connection with defending against this countersuit. In all other respects, this litigation is continuing with discovery just beginning.

In March 2014, two of our subsidiaries, Gemstar Technology (China) Co. Ltd. and Gemstar Technology (Yangzhou) Co. Ltd., each filed arbitration requests in Hong Kong under the arbitration rules of the Hong Kong International Arbitration Centre (the “HKIAC”) against Dongguan City Liwang Battery Co. Ltd. (“LiWang”). In these requests, our subsidiaries are claiming that LiWang supplied defective batteries and are seeking damages incurred as a result. LiWang is opposing jurisdiction under the HKIAC and has, in turn, filed a claim against Gemstar Technology (China) Co. Ltd. in the People’s Court of Panyu District, Guangzhou City, alleging breach of contract and that jurisdiction should be in China. We are opposing these claims and are awaiting a ruling by the China Court.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on March 31, 2014 and December 31, 2013 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At March 31, 2014, approximately 38 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at March 31, 2014 and December 31, 2013 for the India Plan was not material. During the three months ended March 31, 2014 and 2013, the net periodic benefit costs were also not material.
Note 11 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands, except share data)	2014	2013
Shares repurchased	11,112	81,019
Cost of shares repurchased	$405	$1,558

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the three months ended March 31, 2014 and 2013, we issued 7,500 and 7,500 shares from treasury, respectively, to outside directors for services performed (see Note 13).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2014, we had 922,344 shares available for repurchase under the Board's authorizations. On April 23, 2014, our Board increased these repurchase authorizations by 81,516 shares bringing the total authorization as of the approval date to 1,000,000 shares.
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net sales:
United States	$47,896	$44,768
Asia (excluding PRC)	31,518	22,160
People's Republic of China	20,670	16,821
Europe	15,271	15,529
Latin America	9,025	7,823
Other	5,465	7,621
Total net sales	$129,845	$114,722
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Long-lived tangible assets:
United States	$4,573	$4,662
People's Republic of China	70,094	72,957
All other countries	4,011	3,230
Total	$78,678	$80,849

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cost of sales	$4	$—
Research and development	101	57
Selling, general and administrative:
Employees	1,358	1,109
Outside directors	215	95
Total stock-based compensation expense	$1,678	$1,261

Income tax benefit	$490	$359

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2013	924	$22.04
Granted	133	35.28
Exercised	(170)	19.21		$3,817
Forfeited/canceled/expired	(3)	14.92
Outstanding at March 31, 2014 (1)	884	$22.58	6.30	$13,969
Vested and expected to vest at March 31, 2014 (1)	882	$22.58	6.29	$13,935
Exercisable on March 31, 2014 (1)	549	$23.65	5.34	$8,093

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2014. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2014	2013
Weighted average fair value of grants (1)	$13.64	$9.22
Risk-free interest rate	1.29%	0.96%
Expected volatility	44.84%	53.44%
Expected life in years	4.56	5.20

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
As of March 31, 2014, we expect to recognize $3.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.3 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	285	$24.64
Granted	52	35.28
Vested	(34)	24.24
Forfeited	(2)	37.78
Non-vested at March 31, 2014	301	$26.44
As of March 31, 2014, we expect to recognize $6.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.3 years.
Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net gain (loss) on foreign currency exchange contracts (1)	$(1,049)	$(198)
Net gain (loss) on foreign currency exchange transactions	693	(353)
Other income	7	1
Other income (expense), net	$(349)	$(550)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 16 for further details).
Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2014	2013
BASIC
Net income	$4,273	$2,946
Weighted-average common shares outstanding	15,787	14,965
Basic earnings per share	$0.27	$0.20
DILUTED
Net income	$4,273	$2,946
Weighted-average common shares outstanding for basic	15,787	14,965
Dilutive effect of stock options and restricted stock	376	260
Weighted-average common shares outstanding on a diluted basis	16,163	15,225
Diluted earnings per share	$0.26	$0.19

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Stock options	73	818
Restricted stock awards	28	61
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
The gains and losses on the derivatives are recorded in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair values of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. We have determined that the fair value of our derivatives are derived from level 2 inputs in the fair value hierarchy. The following table sets forth the total net fair value of derivatives:

	March 31, 2014				December 31, 2013
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$(980)	$—	$(980)	$—	$509	$—	$509
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $1.0 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Futures Contracts
Details of futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2014	USD/Euro	Euro	$2.0	1.3668	$16	April 4, 2014
March 31, 2014	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.0461	$(738)	July 18, 2014
March 31, 2014	USD/Brazilian Real	USD	$5.0	2.4530	$(258)	July 18, 2014
December 31, 2013	USD/Euro	Euro	$11.0	1.3782	$(2)	January 31, 2014
December 31, 2013	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$15.0	6.2047	$358	January 15, 2014
December 31, 2013	USD/Brazilian Real	USD	$3.0	2.3442	$34	January 17, 2014
December 31, 2013	USD/Brazilian Real	USD	$2.0	2.2301	$119	January 17, 2014

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed universal remote control products, audio-video ("AV") accessories, and software that are marketed to enhance home entertainment systems. Our customers operate in the consumer electronics market and include subscription broadcasters, original equipment manufacturers ("OEMs"), international retailers, private labels, and companies in the computing industry. We also sell integrated circuits, on which our software and infrared ("IR") code database, or library, is embedded, to OEMs that manufacture wireless control devices, cable converters or satellite receivers for resale in their products.
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 806,200 individual device functions and approximately 6,600 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-three subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People's Republic of China (3) and the United Kingdom.
To recap our results for the three months ended March 31, 2014:

•	Net sales increased 13.2% to $129.8 million for the three months ended March 31, 2014 from $114.7 million for the three months ended March 31, 2013.

•	Our gross margin percentage decreased slightly from 28.4% for the three months ended March 31, 2013 to 28.1% for the three months ended March 31, 2014.

•	Operating expenses, as a percent of sales, decreased from 25.0% for the three months ended March 31, 2013 to 23.5% for the three months ended March 31, 2014.

•
Our operating income increased 53.8% to $6.0 million for the three months ended March 31, 2014 from $3.9 million for the three months ended March 31, 2013, and our operating margin percentage increased to 4.6% for the three months ended March 31, 2014, compared to 3.4% for the three months ended March 31, 2013.

•	Our effective tax rate increased to 24.0% for the three months ended March 31, 2014, compared to 12.2% for the three months ended March 31, 2013.
Our strategic business objectives for 2014 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in newer product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2014	2013
Net sales	100.0%	100.0%
Cost of sales	71.9	71.6
Gross profit	28.1	28.4
Research and development expenses	3.3	3.7
Selling, general and administrative expenses	20.2	21.3
Operating income	4.6	3.4
Interest income (expense), net	(0.0)	0.0
Other income (expense), net	(0.3)	(0.5)
Income before provision for income taxes	4.3	2.9
Provision for income taxes	1.0	0.3
Net income	3.3%	2.6%
Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013
Net sales. Net sales for the three months ended March 31, 2014 were $129.8 million, an increase of 13.2% compared to $114.7 million for the three months ended March 31, 2013. Net sales by our business and consumer lines were as follows:

	Three Months Ended March 31,
	2014		2013
	$ (millions)	% of total	$ (millions)	% of total
Net sales:
Business	$118.4	91.2%	$104.6	91.2%
Consumer	11.4	8.8	10.1	8.8
Total net sales	$129.8	100.0%	$114.7	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.2% of net sales for both the three months ended March 31, 2014 and 2013. Net sales in our Business lines for the three months ended March 31, 2014 increased by 13.2% to $118.4 million from $104.6 million driven primarily by strong demand and increased market share in North American subscription broadcasting, growth in sales to consumer electronics companies in Asia, and an increase in licensing income.
Net sales in our Consumer lines (One For All® retail and private label) were 8.8% of net sales for both the three months ended March 31, 2014 and 2013. Net sales in our Consumer lines for the three months ended March 31, 2014 increased by 12.9% to

$11.4 million from $10.1 million in the three months ended March 31, 2013 primarily due to increased sales in Europe and Latin America.
Gross profit. Gross profit for the three months ended March 31, 2014 was $36.5 million compared to $32.5 million for the three months ended March 31, 2013. Gross profit as a percent of sales remained relatively consistent at 28.1% for the three months ended March 31, 2014 compared to 28.4% for the three months ended March 31, 2013. Increased license revenue associated with the smart device channel contributed to improving our gross margin percentage. Offsetting this was an increase in sales to certain large customers that yield a lower gross margin than our company average.
Research and development ("R&D") expenses. R&D expenses increased 0.8% to $4.3 million for the three months ended March 31, 2014 from $4.2 million for the three months ended March 31, 2013. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 7.6% to $26.3 million for the three months ended March 31, 2014 from $24.4 million for the three months ended March 31, 2013. This increase was driven primarily by variable costs associated with increased sales volume including incentive compensation costs, increased external legal expenses related to patent litigation cases, and increased payroll costs resulting from an annual wage increase.
Interest income (expense), net. Net interest expense was $16 thousand for the three months ended March 31, 2014 compared to net interest income of $9 thousand for the three months ended March 31, 2013.
Other income (expense), net. Net other expense was $0.3 million for the three months ended March 31, 2014 compared to net other expense of $0.6 million for the three months ended March 31, 2013. This decrease was driven primarily by decreased foreign currency losses associated with fluctuations in foreign currency rates related to the Argentinian Peso and Chinese Yuan Renminbi and foreign currency gains in the three months ended March 31, 2014 associated with fluctuations in foreign currency rates related to the British Pound.
Provision for income taxes. Income tax expense was $1.4 million for the three months ended March 31, 2014 compared to $0.4 million for the three months ended March 31, 2013. Our effective tax rate was 24.0% for the three months ended March 31, 2014 compared to 12.2% for the three months ended March 31, 2013. The increase in our effective tax rate was due primarily to the recognition of a tax benefit of $0.4 million during the three months ended March 31, 2013 related to the 2012 federal R&D tax credit, which passed legislation during the three months ended March 31, 2013. As of March 31, 2014, the federal R&D tax credit for 2014 had not been passed; therefore, the estimated benefit is not included in our estimated tax rate for the current year. In addition, the "Look-Through" rule expired as of December 31, 2013 which resulted in an increase of Subpart F income. Partially offsetting these items are foreign earnings, which have a lower tax rate than the United States, representing a higher percentage of our pre-tax income.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Three months ended March 31, 2014	Increase (Decrease)	Three months ended March 31, 2013
Cash provided by (used in) operating activities	$13,906	$25,203	$(11,297)
Cash used for investing activities	(2,600)	749	(3,349)
Cash provided by (used for) financing activities	3,590	4,518	(928)
Effect of exchange rate changes on cash	(670)	(375)	(295)

	March 31, 2014	Increase (Decrease)	December 31, 2013
Cash and cash equivalents	$90,400	$14,226	$76,174
Working capital	170,443	11,895	158,548

Net cash provided by operating activities increased $25.2 million to cash inflows of $13.9 million during the three months ended March 31, 2014 from cash outflows of $11.3 million during the three months ended March 31, 2013, primarily due to the net impact of changes in working capital needs associated with inventories and accounts receivable. Our inventory turns improved to approximately 4.0 turns for the three months ended March 31, 2014, compared to approximately 3.7 turns for the three months ended March 31, 2013, as a result of more tightly managed inventory levels. Our days sales outstanding improved from approximately 69 days for the three months ended March 31, 2013 to approximately 59 days for the three months ended March 31, 2014 due to stronger collections. Our days sales outstanding typically fluctuates between 62 and 69 days.
Net cash used for investing activities during the three months ended March 31, 2014 was $2.6 million compared to $3.3 million during the three months ended March 31, 2013. Cash outflows to purchase property, plant and equipment were $2.4 million during the three months ended March 31, 2014 compared to $3.1 million for the three months ended March 31, 2013. This decrease was driven primarily by a decrease in equipment purchases at our China factories compared to the same period in the prior year.
Net cash provided by financing activities was $3.6 million during the three months ended March 31, 2014 compared to net cash used for financing activities of $0.9 million during the three months ended March 31, 2013. The increase in cash provided by financing activities was driven primarily by a $2.7 million increase in proceeds from stock option exercises and a decreased level of stock repurchases in the current year period.
During the three months ended March 31, 2014, we repurchased 11,112 shares of our common stock at a cost of $0.4 million compared to our repurchase of 81,019 shares at a cost of $1.6 million during the three months ended March 31, 2013. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2014, we had 922,344 shares available for repurchase under the Board's authorizations. On April 23, 2014, our Board increased these repurchase authorizations by 81,516 shares bringing the total authorization as of the approval date to 1,000,000 shares.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$12,117	$2,581	$3,761	$2,558	$3,217
Capital lease obligations	68	20	40	8	—
Purchase obligations(1)	296	296	—	—	—
Total contractual obligations	$12,481	$2,897	$3,801	$2,566	$3,217

(1)	Purchase obligations consist of contractual payments to purchase tooling assets.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover expected cash outlays during 2014; however, because our cash is located in various jurisdictions throughout the world, we may at times need to borrow from our revolving line of credit until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$90,400	$76,174
Debt	—	—
Available borrowing resources	$54,987	$54,987
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
On March 31, 2014, we had $27.8 million, $48.3 million, $11.5 million and $2.8 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2013, we had approximately $30.1 million, $34.6 million, $7.2 million, and $4.3 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. The Amended Credit Agreement expires on November 1, 2014. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at March 31, 2014.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2014, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Off Balance Sheet Arrangements
We do not participate in any material off balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2013 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at March 31, 2014 we had no outstanding borrowings under our Credit Line, from time to time we may need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the three months ended March 31, 2014.
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
Foreign Currency Exchange Rate Risk
At March 31, 2014 we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. For most other currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2014, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar relative to the U.S. Dollar fluctuate 10% from March 31, 2014, net income in the second quarter of 2014 would fluctuate by approximately $6.7 million.
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
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in "Part I, Item
1A: Risk Factors" of the Company's 2013 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2014, we repurchased 11,112 shares of our issued and outstanding common stock for $0.4 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On March 31, 2014, we had 922,344 shares available for repurchase under the Board's authorizations. On April 23, 2014, our Board increased these repurchase authorizations by 81,516 shares bringing the total authorization as of the approval date to 1,000,000 shares.
The following table sets forth, for the three months ended March 31, 2014, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	5,561	$36.77	5,561	927,895
February 1, 2014 - February 28, 2014	4,953	35.73	4,953	922,942
March 1, 2014 - March 31, 2014	598	39.44	598	922,344
Total	11,112	$36.45	11,112	922,344

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	May 5, 2014	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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