Form 10-Q
period 2014-06-30
UNIVERSAL ELECTRONICS INC
filed 2014-08-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,700,250 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 5, 2014.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$87,642	$76,174
Accounts receivable, net	107,508	95,408
Inventories, net	88,776	96,309
Prepaid expenses and other current assets	4,290	4,395
Income tax receivable	6	13
Deferred income taxes	6,156	6,167
Total current assets	294,378	278,466
Property, plant, and equipment, net	75,353	75,570
Goodwill	30,995	31,000
Intangible assets, net	25,576	26,963
Deferred income taxes	5,467	6,455
Other assets	5,222	5,279
Total assets	$436,991	$423,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,859	$58,498
Line of credit	—	—
Accrued compensation	34,727	38,317
Accrued sales discounts, rebates and royalties	7,631	8,539
Accrued income taxes	1,115	3,032
Deferred income taxes	305	303
Other accrued expenses	13,227	11,229
Total current liabilities	126,864	119,918
Long-term liabilities:
Deferred income taxes	10,004	9,887
Income tax payable	606	606
Other long-term liabilities	1,998	2,052
Total liabilities	139,472	132,463
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,648,822 and 22,344,121 shares issued on June 30, 2014 and December 31, 2013, respectively	227	223
Paid-in capital	208,906	199,513
Accumulated other comprehensive income (loss)	1,138	2,982
Retained earnings	206,293	193,532
	416,564	396,250
Less cost of common stock in treasury, 6,974,030 and 6,639,497 shares on June 30, 2014 and December 31, 2013, respectively	(119,045)	(104,980)
Total stockholders' equity	297,519	291,270
Total liabilities and stockholders' equity	$436,991	$423,733
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$146,315	$136,109	$276,160	$250,831
Cost of sales	102,757	98,273	196,056	180,446
Gross profit	43,558	37,836	80,104	70,385
Research and development expenses	4,119	4,040	8,396	8,281
Selling, general and administrative expenses	27,765	23,820	54,044	48,233
Operating income	11,674	9,976	17,664	13,871
Interest income (expense), net	(71)	4	(87)	13
Other income (expense), net	(334)	(1,630)	(683)	(2,180)
Income before provision for income taxes	11,269	8,350	16,894	11,704
Provision for income taxes	2,781	2,509	4,133	2,917
Net income	$8,488	$5,841	$12,761	$8,787
Earnings per share:
Basic	$0.54	$0.39	$0.81	$0.58
Diluted	$0.53	$0.38	$0.79	$0.57
Shares used in computing earnings per share:
Basic	15,784	15,098	15,785	15,032
Diluted	16,141	15,419	16,151	15,322
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$8,488	$5,841	$12,761	$8,787
Other comprehensive income (loss):
Change in foreign currency translation adjustment	267	650	(1,844)	(476)
Comprehensive income (loss)	$8,755	$6,491	$10,917	$8,311
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities:
Net income	$12,761	$8,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,849	8,788
Provision for doubtful accounts	69	48
Provision for inventory write-downs	1,550	1,130
Deferred income taxes	901	(111)
Tax benefit from exercise of stock options and vested restricted stock	1,154	399
Excess tax benefit from stock-based compensation	(1,142)	(366)
Shares issued for employee benefit plan	537	446
Stock-based compensation	3,251	2,561
Changes in operating assets and liabilities:
Accounts receivable	(12,856)	638
Inventories	5,095	(16,996)
Prepaid expenses and other assets	134	143
Accounts payable and accrued expenses	10,382	2,647
Accrued income taxes	(1,894)	(168)
Net cash provided by operating activities	28,791	7,946
Cash used for investing activities:
Acquisition of property, plant, and equipment	(7,714)	(4,655)
Acquisition of intangible assets	(663)	(654)
Net cash used for investing activities	(8,377)	(5,309)
Cash provided by (used for) financing activities:
Issuance of debt	—	19,500
Payment of debt	—	(19,500)
Proceeds from stock options exercised	4,665	3,946
Treasury stock purchased	(14,275)	(2,435)
Excess tax benefit from stock-based compensation	1,142	366
Net cash provided by (used for) financing activities	(8,468)	1,877
Effect of exchange rate changes on cash	(478)	638
Net increase (decrease) in cash and cash equivalents	11,468	5,152
Cash and cash equivalents at beginning of year	76,174	44,593
Cash and cash equivalents at end of period	$87,642	$49,745

Supplemental Cash Flow Information:
Income taxes paid	$3,182	$2,420
Interest paid	$—	$43
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)
Note 1 — Basis of Presentation and Significant Accounting Policies
In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its wholly-owned subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, the terms "Company," "we," "us," and "our" refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Our results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2013.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments and assumptions may be adjusted as more information becomes available. Any adjustment may be material.
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our significant accounting policies.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. We have not yet selected a transition method and are evaluating the impact that this new standard will have on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2014	December 31, 2013
United States	$29,412	$30,082
Asia	45,789	34,627
Europe	9,186	7,161
South America	3,255	4,304
Total cash and cash equivalents	$87,642	$76,174
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Trade receivables, gross	$103,846	$94,325
Allowance for doubtful accounts	(550)	(478)
Allowance for sales returns	(642)	(865)
Net trade receivables	102,654	92,982
Other	4,854	2,426
Accounts receivable, net	$107,508	$95,408
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$478	$322
Additions to costs and expenses	69	48
(Write-offs)/FX effects	3	(45)
Balance at end of period	$550	$325
Sales Returns
The allowance for sales returns at June 30, 2014 and December 31, 2013 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.5 million on June 30, 2014 and December 31, 2013, respectively. The value of these returned goods was included in our inventory balance at June 30, 2014 and December 31, 2013.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2014		2013
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$15,068	10.3%	$—	—%
DIRECTV	—	—	22,137	16.3

	Six Months Ended June 30,
	2014		2013
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$—	—%	$42,984	17.1%
The loss of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.
Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Raw materials	$19,235	$18,990
Components	14,742	18,623
Work in process	3,874	2,017
Finished goods	53,015	59,393
Reserve for excess and obsolete inventory	(2,090)	(2,714)
Inventories, net	$88,776	$96,309

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$2,714	$2,024
Additions charged to costs and expenses (1)	1,369	1,022
Sell through (2)	(473)	(219)
Write-offs/FX effects	(1,520)	(905)
Balance at end of period	$2,090	$1,922

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)
These amounts represent the reversal of reserves associated with inventory items that were sold during the period. Sell through is the result of differences between our judgment concerning the saleability of inventory items during the excess and obsolete inventory review process and our subsequent experience.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant supplier that totaled more than 10% of our total inventory purchases as follows:

	Three Months Ended June 30,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Maxim Integrated Products International Limited	$9,148	11.9%	$—	—%

	Six Months Ended June 30,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Maxim Integrated Products International Limited	$17,202	12.4%	$—	—%

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Three Months Ended June 30,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$2,507	3.3%	$2,469	3.0%

	Six Months Ended June 30,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$4,230	3.0%	$4,685	3.2%
The total accounts payable to this vendor were the following:

	June 30, 2014		December 31, 2013
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$2,533	3.6%	$2,439	4.2%
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
JUNE 30, 2014
(Unaudited)

Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2013	$31,000
FX effects	(5)
Balance at June 30, 2014	$30,995
Intangible Assets, Net
The components of intangible assets, net were as follows:

	June 30, 2014			December 31, 2013
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$392	$(52)	$340	$395	$(52)	$343
Patents	9,315	(4,509)	4,806	8,879	(4,251)	4,628
Trademark and trade names	2,838	(1,549)	1,289	2,841	(1,411)	1,430
Developed and core technology	3,508	(1,257)	2,251	3,506	(1,140)	2,366
Capitalized software development costs	340	(207)	133	311	(133)	178
Customer relationships	26,418	(9,661)	16,757	26,406	(8,388)	18,018
Total intangible assets, net	$42,811	$(17,235)	$25,576	$42,338	$(15,375)	$26,963

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.7 million and $6.6 million on June 30, 2014 and December 31, 2013, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Cost of sales	$37	$51	$74	$143
Selling, general and administrative	997	973	1,983	1,945
Total amortization expense	$1,034	$1,024	$2,057	$2,088

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Estimated future amortization expense related to our intangible assets at June 30, 2014, is as follows:

(In thousands)
2014 (remaining 6 months)	$2,057
2015	3,980
2016	3,934
2017	3,912
2018	3,892
Thereafter	7,801
Total	$25,576
We recorded immaterial impairment charges related to our intangible assets for the six months ended June 30, 2014 and 2013. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. Quoted prices for identical or similar patents, trademarks and trade names are unavailable. The fair value of intangible assets is based upon management's judgment. Management believes that the net book value represents the fair value of our patents, trademarks and trade names.
Note 6 — Line of Credit

On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at June 30, 2014. The Amended Credit Agreement expires on November 1, 2014. We are presently in negotiations with U.S. Bank to extend the term of the Amended Credit Agreement and expect to have an extension or replacement credit facility in place prior to the scheduled expiration date. The size, rate and other key terms of the extension or replacement credit facility have yet to be determined.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2014, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
We had no interest expense on borrowings during the three and six months ended June 30, 2014 nor during the three months ended June 30, 2013. Our total interest expense on borrowings was $23 thousand during the six months ended June 30, 2013.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $2.8 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 24.7% and 30.0% during the three months ended June 30, 2014 and 2013, respectively. The decrease in our effective tax rate was due to the recording of $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited. In addition, foreign earnings, which

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

have a lower tax rate than the United States, represented a higher percentage of our pre-tax income during the three months ended June 30, 2014 compared to the same period in 2013. Partially offsetting these favorable items was the expiration of the "Look-Through" rule, which expired as of December 31, 2013 and resulted in an increase of Subpart F income for the three months ended June 30, 2014. In addition, the federal research and development ("R&D") tax credit for 2014 has not been passed; therefore, the benefit is not included in our estimated tax rate for the current year.
We recorded income tax expense of $4.1 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 24.5% and 24.9% during the six months ended June 30, 2014 and 2013, respectively. The decrease in our effective tax rate was due to the recording of $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited. In addition, foreign earnings, which have a lower tax rate than the United States, represented a higher percentage of our pre-tax income during the six months ended June 30, 2014 compared to the same period in 2013. Partially offsetting these favorable items was the expiration of the "Look-Through" rule, which expired as of December 31, 2013 and resulted in an increase of Subpart F income for the six months ended June 30, 2014. In addition, the federal R&D tax credit for 2014 has not been passed; therefore, the benefit is not included in our estimated tax rate for the current year.
On June 30, 2014, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, of which $3.2 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million and $0.1 million on June 30, 2014 and December 31, 2013, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On June 30, 2014, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2010 through 2013, state 2009 through 2013, and foreign 2007 through 2013. On June 30, 2014, of our gross unrecognized tax benefits of $3.7 million, which included $0.2 million of interest and penalties, $1.5 million are classified as current and $2.2 million are classified as long term.
Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Accrued social insurance (1)	$19,981	$20,492
Accrued salary/wages	5,440	5,324
Accrued vacation/holiday	2,203	2,113
Accrued bonus (2)	4,391	7,186
Accrued commission	845	1,350
Accrued medical insurance claims	310	201
Other accrued compensation	1,557	1,651
Total accrued compensation	$34,727	$38,317

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2014 and December 31, 2013.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.5 million and $0.6 million at June 30, 2014 and December 31, 2013, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Advertising and marketing	$321	$238
Duties	904	797
Freight	1,250	1,374
Product development	846	614
Product warranty claim costs	216	41
Professional fees	1,761	1,757
Sales taxes and VAT	1,622	1,637
Third-party commissions	942	511
Tooling (1)	447	758
Unrealized loss on foreign currency exchange futures contracts	1,194	2
Utilities	378	311
Other	3,346	3,189
Total other accrued expenses	$13,227	$11,229

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$41	$404
Accruals for warranties issued during the period	216	375
Settlements (in cash or in kind) during the period	(41)	(500)
Balance at end of period	$216	$279
Litigation

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC was infringing, directly and indirectly, four of our patents related to remote control technology. We alleged that this complaint related to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We sought monetary relief for the infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC denied infringing our patents and asserted a variety of counterclaims and affirmative defenses including invalidity and unenforceability of our patents, misuse of patents, and a breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. In March 2014, the Court further narrowed the scope of this litigation granting URC’s motion for summary judgment with respect to certain issues that effectively removed two additional patents. In March 2014, the Court also granted our motion for summary judgment on certain of URC’s defenses and counterclaims, including URC’s counterclaim for

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

breach of contract. A trial was held from May 6, 2014 through May 20, 2014, and the jury returned a verdict that URC did not infringe on our remaining patent, and found for URC on patent validity and several equitable defenses in the lawsuit, although the jury's verdict on the equitable defenses were advisory in nature. We do not believe that the evidence presented at trial supports the jury verdict and are currently seeking the trial court’s review of the verdict, including the jury's advisory verdict on the equitable defenses. A hearing on motions pertaining to the jury's verdict has been set for August 18, 2014, at which time we expect to obtain a ruling from the Court. However, at this time we cannot predict how the Court will rule. Based on the trial court's decisions on these jury verdict motions, there remain a variety of possible outcomes in this case, including filing further motions with the Court seeking judgment as a matter of law and/or a new trial. Additionally, depending upon how the Court rules at the August 18 hearing, URC may ask the court for reimbursement of its legal fees associated with its defense of this lawsuit and while we are unable to estimate the amount URC may claim or ultimately what amount, if any, the Court may award, such amount could be significant. We intend to oppose any such request and, if awarded, appeal any such decision. In all other respects, this litigation is continuing as scheduled and we expect the Court to enter ruling on all post-trial motions in the fourth quarter of 2014.

On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In this second lawsuit, we are alleging that URC is infringing, directly and indirectly, ten additional patents that we own related to remote control technology. As in the first lawsuit, in this second lawsuit we have alleged that this complaint relates to multiple URC remote control products. We are seeking monetary relief for infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In mid-July 2013, URC filed a Notice of Related Cases seeking to join this lawsuit with the lawsuit we filed against URC on March 2, 2012 and we did not object to this Notice. Consequently, this lawsuit was transferred to the Judge and Magistrate hearing our first lawsuit filed against URC. In addition, URC answered this complaint with a denial of infringement, asserting affirmative defenses, and seeking a ruling that URC has not infringed our patents, that our patents are invalid and unenforceable, that the patents have been licensed to URC, and an award of attorneys’ fees and costs. In mid-November 2013, we filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd, a South Korean entity, and Ohsung Electronics USA, Inc., a California entity, (collectively "Ohsung"), to the lawsuit. In February 2014, Ohsung answered and counterclaimed with a general denial of wrongdoing and asserted the standard affirmative defenses of non-infringement, invalidity and unenforceability of our patents and breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. In March 2014, we answered by disputing Ohsung’s defenses and with a general denial of Ohsung’s breach of contract complaint. In late June and early July of 2014, URC and Ohsung requested Inter Partes Review (IPR) with the US Patent and Trademark Office for each of the ten patents pending in the second URC lawsuit. We intend to vigorously defend each patent before the Patent Office. The Patent Office is expected to issue its decisions on URC’s petitions to institute IPRs within 6 months. In the interest of judicial economy and to best utilize our resources, upon the parties’ agreed motion, the Court has stayed this second lawsuit for 6 months pending the conclusion of the IPRs.
On September 23, 2013, we filed a lawsuit against Peel Technologies, Inc. (“Peel”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Peel Technologies, Inc., SACV13-01484 GAF (RNBx)) alleging that Peel is infringing, directly and indirectly, five of our patents related to remote control technology. We have alleged that this complaint relates to software and hardware used in connection with remote control devices, including Peel’s software products called “TV App” (sometimes referred to as “Sense TV”), “WatchOn App” and “Peel Smart Remote App,” and a product called “Peel Universal Remote” consisting of a Peel “Fruit” hardware device and a software component for use with the iOS operating system. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of Peel’s actions, injunctive relief to enjoin Peel from further infringement, including contributory infringement and/or inducing infringement, and attorney’s fees. On November 14, 2013, Peel answered our complaint with a general denial that it is infringing our patents and has filed counter-claims, seeking declaratory judgments that our patents are not infringed and are invalid. They are also seeking attorney’s fees. In our reply to Peel’s counterclaims, which we filed on December 5, 2013, we have asked the Court to deny and dismiss with prejudice Peel’s counterclaims and sought after relief. In April 2014, both parties were granted leave by the court to amend the pleadings in the case. We have added four additional patents related to remote control technology, and Peel has filed a counterclaim against us alleging we are infringing one patent related to remote control technology which they recently acquired. We answered Peel’s counterclaim with a general denial of infringement and added our affirmative defenses of non-infringement, invalidity and unenforceability. We will seek attorney fees in connection with defending against this countersuit. In all other respects, this litigation is continuing with discovery under way and the parties are currently engaged in the claim construction process with a “Markman” hearing set for August 13, 2014.

In March 2014, two of our subsidiaries, Gemstar Technology (China) Co. Ltd. and Gemstar Technology (Yangzhou) Co. Ltd., each filed arbitration requests in Hong Kong under the arbitration rules of the Hong Kong International Arbitration Centre (the “HKIAC”)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

against Dongguan City Liwang Battery Co. Ltd. (“LiWang”). In these requests, our subsidiaries are claiming that LiWang supplied defective batteries and are seeking damages incurred as a result. LiWang is opposing jurisdiction under the HKIAC and has, in turn, filed claims against Gemstar Technology (China) Co. Ltd. in the People’s Court of Panyu District, and against Gemstar Technology (Yangzhou) Co., Ltd. in the People’s Court of Bao Ying District, each alleging breach of contract and that jurisdiction should be in China. We are opposing these claims and are awaiting a ruling by the China Courts.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on June 30, 2014 and December 31, 2013 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At June 30, 2014, approximately 38 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at June 30, 2014 and December 31, 2013 for the India Plan was not material. During the six months ended June 30, 2014 and 2013, the net periodic benefit costs were also not material.
Note 11 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands, except share data)	2014	2013
Shares repurchased	349,533	117,666
Cost of shares repurchased	$14,275	$2,435
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the six months ended June 30, 2014 and 2013, we issued 15,000 and 15,000 shares from treasury, respectively, to outside directors for services performed (see Note 13).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2014, we had 665,439 shares available for repurchase under the Board's authorizations. On July 30, 2014, our Board increased these repurchase authorizations by 436,661 shares bringing the total authorization as of the approval date to 1,100,000 shares.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
United States	$50,662	$47,979	$98,558	$92,747
Asia (excluding PRC)	32,114	29,575	63,632	51,735
People's Republic of China	29,087	24,803	49,757	41,624
Europe	19,244	17,992	34,515	33,521
Latin America	10,613	8,887	19,638	16,710
Other	4,595	6,873	10,060	14,494
Total net sales	$146,315	$136,109	$276,160	$250,831
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets were as follows:

(In thousands)	June 30, 2014	December 31, 2013
United States	$5,491	$4,662
People's Republic of China	71,097	72,957
All other countries	3,987	3,230
Total long-lived tangible assets	$80,575	$80,849
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Cost of sales	$4	$—	$8	$—
Research and development	100	55	201	112
Selling, general and administrative:
Employees	1,253	1,149	2,611	2,258
Outside directors	216	96	431	191
Total stock-based compensation expense	$1,573	$1,300	$3,251	$2,561

Income tax benefit	$454	$383	$944	$742

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2013	924	$22.04
Granted	133	35.28
Exercised	(242)	19.25		$5,534
Forfeited/canceled/expired	(15)	21.09
Outstanding at June 30, 2014 (1)	800	$22.86	6.09	$20,825
Vested and expected to vest at June 30, 2014 (1)	800	$22.87	6.09	$20,799
Exercisable on June 30, 2014 (1)	514	$24.12	5.29	$12,721

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2014. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average fair value of grants (1)	$—	$10.04	$13.64	$9.26
Risk-free interest rate	—%	0.73%	1.29%	0.95%
Expected volatility	—%	52.38%	44.84%	53.39%
Expected life in years	0.00	5.20	4.56	5.20

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
As of June 30, 2014, we expect to recognize $2.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.1 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	285	$24.64
Granted	52	35.28
Vested	(65)	24.20
Forfeited	(3)	37.78
Non-vested at June 30, 2014	269	$26.63
As of June 30, 2014, we expect to recognize $5.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.2 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net gain (loss) on foreign currency exchange contracts (1)	$(216)	$(57)	$(1,265)	$(255)
Net gain (loss) on foreign currency exchange transactions	(71)	(1,596)	622	(1,949)
Other income (expense)	(47)	23	(40)	24
Other income (expense), net	$(334)	$(1,630)	$(683)	$(2,180)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 16 for further details).
Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2014	2013	2014	2013
BASIC
Net income	$8,488	$5,841	$12,761	$8,787
Weighted-average common shares outstanding	15,784	15,098	15,785	15,032
Basic earnings per share	$0.54	$0.39	$0.81	$0.58
DILUTED
Net income	$8,488	$5,841	$12,761	$8,787
Weighted-average common shares outstanding for basic	15,784	15,098	15,785	15,032
Dilutive effect of stock options and restricted stock	357	321	366	290
Weighted-average common shares outstanding on a diluted basis	16,141	15,419	16,151	15,322
Diluted earnings per share	$0.53	$0.38	$0.79	$0.57
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Stock options	133	641	103	729
Restricted stock awards	—	—	14	30
Note 16 — Derivatives
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

contracts with similar remaining maturities based on quoted market prices. We have determined that the fair value of our derivatives are derived from level 2 inputs in the fair value hierarchy. The following table sets forth the total net fair value of derivatives:

	June 30, 2014				December 31, 2013
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$(1,177)	$—	$(1,177)	$—	$509	$—	$509
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, we had a net pre-tax loss of $1.3 million and $0.3 million, respectively.

Details of futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2014	USD/Euro	Euro	$2.5	1.3606	$17	August 1, 2014
June 30, 2014	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.0461	$(676)	July 18, 2014
June 30, 2014	USD/Brazilian Real	USD	$5.0	2.4530	$(518)	July 18, 2014
December 31, 2013	USD/Euro	Euro	$11.0	1.3782	$(2)	January 31, 2014
December 31, 2013	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$15.0	6.2047	$358	January 15, 2014
December 31, 2013	USD/Brazilian Real	USD	$3.0	2.3442	$34	January 17, 2014
December 31, 2013	USD/Brazilian Real	USD	$2.0	2.2301	$119	January 17, 2014

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.

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
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 827,000 individual device functions and approximately 6,700 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-three subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (6), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People's Republic of China (3) and the United Kingdom.
To recap our results for the three months ended June 30, 2014:

•	Net sales increased 7.5% to $146.3 million for the three months ended June 30, 2014 from $136.1 million for the three months ended June 30, 2013.

•	Our gross margin percentage increased from 27.8% for the three months ended June 30, 2013 to 29.8% for the three months ended June 30, 2014.

•	Operating expenses, as a percent of sales, increased from 20.5% for the three months ended June 30, 2013 to 21.8% for the three months ended June 30, 2014.

•
Our operating income increased 17.0% to $11.7 million for the three months ended June 30, 2014 from $10.0 million for the three months ended June 30, 2013, and our operating margin percentage increased to 8.0% for the three months ended June 30, 2014, compared to 7.3% for the three months ended June 30, 2013.

•	Our effective tax rate decreased to 24.7% for the three months ended June 30, 2014, compared to 30.0% for the three months ended June 30, 2013.
Our strategic business objectives for 2014 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in newer product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2	72.2	71.0	71.9
Gross profit	29.8	27.8	29.0	28.1
Research and development expenses	2.8	3.0	3.0	3.3
Selling, general and administrative expenses	19.0	17.5	19.6	19.2
Operating income	8.0	7.3	6.4	5.6
Interest income (expense), net	(0.0)	0.0	(0.0)	0.0
Other income (expense), net	(0.3)	(1.2)	(0.3)	(0.9)
Income before provision for income taxes	7.7	6.1	6.1	4.7
Provision for income taxes	1.9	1.8	1.5	1.2
Net income	5.8%	4.3%	4.6%	3.5%
Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013
Net sales. Net sales for the three months ended June 30, 2014 were $146.3 million, an increase of 7.5% compared to $136.1 million for the three months ended June 30, 2013. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended June 30,
	2014		2013
	$ (millions)	% of total	$ (millions)	% of total
Business	$132.7	90.7%	$124.2	91.3%
Consumer	13.6	9.3	11.9	8.7
Total net sales	$146.3	100.0%	$136.1	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 90.7% of net sales for the three months ended June 30, 2014 compared to 91.3% for the three months ended June 30, 2013. Net sales in our Business lines for the three months ended June 30, 2014 increased by 6.8% to $132.7 million from $124.2 million driven primarily by growth in sales to consumer electronics companies in Asia, an increase in licensing income, as well as strong demand and increased market share with both European and North American subscription broadcasters.

Net sales in our Consumer lines (One For All® retail and private label) were 9.3% of net sales for the three months ended June 30, 2014 compared to 8.7% for the three months ended June 30, 2013. Net sales in our Consumer lines for the three months ended June 30, 2014 increased by 14.3% to $13.6 million from $11.9 million in the three months ended June 30, 2013 primarily due to increased distribution in the grocery-food channel as well as increased demand resulting from the 2014 FIFA World Cup™.
Gross profit. Gross profit for the three months ended June 30, 2014 was $43.6 million compared to $37.8 million for the three months ended June 30, 2013. Gross profit as a percent of sales increased to 29.8% for the three months ended June 30, 2014 compared to 27.8% for the three months ended June 30, 2013. The gross margin percentage was favorably impacted by an increase in licensing revenue associated with the smart device channel and, to a lesser extent, the strengthening of the British Pound and Euro compared to the U.S. Dollar. Offsetting these favorable items was an increase in sales to certain large customers that yield a lower gross margin than our company average.
Research and development ("R&D") expenses. R&D expenses increased 2.0% to $4.1 million for the three months ended June 30, 2014 from $4.0 million for the three months ended June 30, 2013. This increase in spending was in line with our strategic initiatives and was primarily driven by R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 16.6% to $27.8 million for the three months ended June 30, 2014 from $23.8 million for the three months ended June 30, 2013. This increase was driven primarily by increased incentive compensation costs as a result of strong financial performance in the current year, increased external legal expenses related to patent litigation cases, and increased engineering costs related to product development.
Interest income (expense), net. Net interest expense was $71 thousand for the three months ended June 30, 2014 compared to net interest income of $4 thousand for the three months ended June 30, 2013.
Other income (expense), net. Net other expense was $0.3 million for the three months ended June 30, 2014 compared to net other expense of $1.6 million for the three months ended June 30, 2013. This decrease was driven primarily by a decrease in foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi, Brazilian Real and Argentinian Peso.
Provision for income taxes. Income tax expense was $2.8 million for the three months ended June 30, 2014 compared to $2.5 million for the three months ended June 30, 2013. Our effective tax rate was 24.7% for the three months ended June 30, 2014 compared to 30.0% for the three months ended June 30, 2013. The decrease in our effective tax rate was primarily due to the recording of $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited. In addition, foreign earnings, which have a lower tax rate than the United States, represented a higher percentage of our pre-tax income in the second quarter of 2014 compared to the same period in 2013. Partially offsetting these favorable items was the expiration of the "Look-Through" rule, which expired as of December 31, 2013 and resulted in an increase of Subpart F income for the three months ended June 30, 2014. In addition, the federal R&D tax credit for 2014 has not been passed; therefore, the benefit is not included in our estimated tax rate for the current year.
Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013
Net sales. Net sales for the six months ended June 30, 2014 were $276.2 million, an increase of 10.1% compared to $250.8 million for the six months ended June 30, 2013. Net sales by our Business and Consumer lines were as follows:

	Six Months Ended June 30,
	2014		2013
	$ (millions)	% of total	$ (millions)	% of total
Business	$251.2	90.9%	$228.8	91.2%
Consumer	25.0	9.1	22.0	8.8
Total net sales	$276.2	100.0%	$250.8	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 90.9% of net sales for the six months ended June 30, 2014 compared to 91.2% for the six months ended June 30, 2013. Net sales in our Business lines for the six months ended June 30, 2014 increased by 9.8% to $251.2 million from $228.8 million driven primarily by growth in sales to consumer electronics companies in Asia, an increase in licensing income, as well as strong demand and increased market share in North American subscription broadcasting.
Net sales in our Consumer lines (One For All® retail and private label) were 9.1% of net sales for the six months ended June 30, 2014 compared to 8.8% for the six months ended June 30, 2013. Net sales in our Consumer lines for the six months ended June

30, 2014 increased by 13.6% to $25.0 million from $22.0 million in the six months ended June 30, 2013 primarily due to increased distribution in the grocery-food channel as well as increased demand resulting from the 2014 FIFA World Cup™.
Gross profit. Gross profit for the six months ended June 30, 2014 was $80.1 million compared to $70.4 million for the six months ended June 30, 2013. Gross profit as a percent of sales was 29.0% for the six months ended June 30, 2014 compared to 28.1% for the six months ended June 30, 2013. The gross margin percentage was favorably impacted by an increase in licensing revenue associated with the smart device channel and, to a lesser extent, the strengthening of the British Pound, Brazilian Real and Euro compared to the U.S. Dollar. Offsetting these favorable items was an increase in sales to certain large customers that yield a lower gross margin than our company average.
Research and development expenses. R&D expenses increased 1.4% to $8.4 million for the six months ended June 30, 2014 from $8.3 million for the six months ended June 30, 2013. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative expenses. SG&A expenses increased 12.0% to $54.0 million for the six months ended June 30, 2014 from $48.2 million for the six months ended June 30, 2013. This increase was driven primarily by increased incentive compensation costs as a result of strong financial performance in the current year, increased external legal expenses related to patent litigation cases, and increased engineering costs related to product development.
Interest income (expense), net. Net interest expense was $87 thousand for the six months ended June 30, 2014 compared to net interest income of $13 thousand for the six months ended June 30, 2013.
Other income (expense), net. Net other expense was $0.7 million for the six months ended June 30, 2014 compared to net other expense of $2.2 million for the six months ended June 30, 2013. This decrease was driven primarily by a decrease in foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi, Argentinian Peso and Brazilian Real.
Provision for income taxes. Income tax expense was $4.1 million for the six months ended June 30, 2014 compared to $2.9 million for the six months ended June 30, 2013. Our effective tax rate was 24.5% for the six months ended June 30, 2014 compared to 24.9% for the six months ended June 30, 2013. The decrease in our effective tax rate was primarily due to the recording of $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited. In addition, foreign earnings, which have a lower tax rate than the United States, represented a higher percentage of our pre-tax income in the first half of 2014 compared to the same period in 2013. Partially offsetting these favorable items was the expiration of the "Look-Through" rule, which expired as of December 31, 2013 and resulted in an increase of Subpart F income for the six months ended June 30, 2014. In addition, the federal R&D tax credit for 2014 has not been passed; therefore, the benefit is not included in our estimated tax rate for the current year.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2014	Increase (Decrease)	Six Months Ended June 30, 2013
Cash provided by operating activities	$28,791	$20,845	$7,946
Cash used for investing activities	(8,377)	(3,068)	(5,309)
Cash provided by (used for) financing activities	(8,468)	(10,345)	1,877
Effect of exchange rate changes on cash	(478)	(1,116)	638

	June 30, 2014	Increase (Decrease)	December 31, 2013
Cash and cash equivalents	$87,642	$11,468	$76,174
Working capital	167,514	8,966	158,548

Net cash provided by operating activities increased $20.8 million to $28.8 million during the six months ended June 30, 2014 from $7.9 million during the six months ended June 30, 2013, primarily due to the net impact of changes in working capital needs associated with inventories, accounts payable and accounts receivable. Our inventory turns improved to 4.3 turns for the six months ended June 30, 2014, compared to 3.9 turns for the six months ended June 30, 2013, primarily as a result of increased resin purchases during the six months ended June 30, 2013 due to attractive pricing at that time, increased levels of certain components, primarily chips, at June 30, 2013 due to increased lead times, and more tightly managed inventory levels in the current year. With respect to accounts payable, payment timing related to 2014 inventory purchases resulted in increased cash inflows during the six months ended June 30, 2014 compared to the prior year period. Offsetting these impacts was an increase in accounts receivable, which was driven by sales growth and collection timing. Days sales outstanding increased from 59 days at June 30, 2013 to 66 days at June 30, 2014. Our days sales outstanding typically fluctuates between 62 and 69 days.
Net cash used for investing activities during the six months ended June 30, 2014 was $8.4 million compared to $5.3 million during the six months ended June 30, 2013. Cash outflows to purchase property, plant and equipment were $7.7 million during the six months ended June 30, 2014 compared to $4.7 million for the six months ended June 30, 2013. This increase was driven primarily by an increase in machinery and equipment purchases at our China factories compared to the same period in the prior year.
Net cash used for financing activities was $8.5 million during the six months ended June 30, 2014 compared to net cash provided by financing activities of $1.9 million during the six months ended June 30, 2013. The increase in cash used for financing activities was driven primarily by an increased level of stock repurchases in the current year period.
During the six months ended June 30, 2014, we repurchased 349,533 shares of our common stock at a cost of $14.3 million compared to our repurchase of 117,666 shares at a cost of $2.4 million during the six months ended June 30, 2013. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2014, we had 665,439 shares available for repurchase under the Board's authorizations. On July 30, 2014, our Board increased these repurchase authorizations by 436,661 shares bringing the total authorization as of the approval date to 1,100,000 shares.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$13,804	$3,316	$5,005	$2,472	$3,011
Capital lease obligations	63	20	40	3	—
Purchase obligations(1)	313	313	—	—	—
Total contractual obligations	$14,180	$3,649	$5,045	$2,475	$3,011

(1)	Purchase obligations consist of contractual payments to purchase tooling assets.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to borrow from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$87,642	$76,174
Debt	—	—
Available borrowing resources	$54,987	$54,987
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
On June 30, 2014, we had $29.4 million, $45.8 million, $9.2 million and $3.2 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2013, we had approximately $30.1 million, $34.6 million, $7.2 million, and $4.3 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 2, 2012, we entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") which provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at June 30, 2014. The Amended Credit Agreement expires on November 1, 2014. We are presently in negotiations with U.S. Bank to extend the term of the Amended Credit Agreement and expect to have an extension or replacement credit facility in place prior to the scheduled expiration date. The size, rates and other key terms of the extension or replacement credit facility have yet to be determined.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2014, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
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
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at June 30, 2014 we had no outstanding borrowings under our Credit Line, from time to time we may need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the six months ended June 30, 2014.
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
Foreign Currency Exchange Rate Risk
At June 30, 2014 we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. For most other currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2014, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar relative to the U.S. Dollar fluctuate 10% from June 30, 2014, net income in the third quarter of 2014 would fluctuate by approximately $7.2 million.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in "Notes to Consolidated Financial Statements - Note 10" is incorporated herein by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2014, we repurchased 338,421 shares of our issued and outstanding common stock for $13.9 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On June 30, 2014, we had 665,439 shares available for repurchase under the Board's authorizations. On July 30, 2014, our Board increased these repurchase authorizations by 436,661 shares bringing the total authorization as of the approval date to 1,100,000 shares.

The following table sets forth, for the three months ended June 30, 2014, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	3,860	$35.84	3,860	1,000,000
May 1, 2014 - May 31, 2014	289,526	40.62	289,526	710,474
June 1, 2014 - June 30, 2014	45,035	43.76	45,035	665,439
Total	338,421	$40.99	338,421	665,439

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	August 7, 2014	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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