Form 10-Q
period 2014-09-30
UNIVERSAL ELECTRONICS INC
filed 2014-11-07
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,796,158 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 4, 2014.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$98,964	$76,174
Accounts receivable, net	105,920	95,408
Inventories, net	92,341	96,309
Prepaid expenses and other current assets	4,548	4,395
Income tax receivable	16	13
Deferred income taxes	6,158	6,167
Total current assets	307,947	278,466
Property, plant, and equipment, net	76,682	75,570
Goodwill	30,794	31,000
Intangible assets, net	25,164	26,963
Deferred income taxes	5,567	6,455
Other assets	5,442	5,279
Total assets	$451,596	$423,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,885	$58,498
Line of credit	—	—
Accrued compensation	38,002	38,317
Accrued sales discounts, rebates and royalties	7,495	8,539
Accrued income taxes	1,922	3,032
Deferred income taxes	151	303
Other accrued expenses	12,466	11,229
Total current liabilities	129,921	119,918
Long-term liabilities:
Deferred income taxes	10,084	9,887
Income tax payable	606	606
Other long-term liabilities	1,971	2,052
Total liabilities	142,582	132,463
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,788,604 and 22,344,121 shares issued on September 30, 2014 and December 31, 2013, respectively	228	223
Paid-in capital	213,373	199,513
Accumulated other comprehensive income (loss)	(1,797)	2,982
Retained earnings	217,164	193,532
	428,968	396,250
Less cost of common stock in treasury, 6,992,446 and 6,639,497 shares on September 30, 2014 and December 31, 2013, respectively	(119,954)	(104,980)
Total stockholders' equity	309,014	291,270
Total liabilities and stockholders' equity	$451,596	$423,733
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$147,780	$142,389	$423,940	$393,220
Cost of sales	102,665	101,940	298,721	282,386
Gross profit	45,115	40,449	125,219	110,834
Research and development expenses	4,210	4,182	12,606	12,463
Selling, general and administrative expenses	27,120	25,796	81,164	74,029
Operating income	13,785	10,471	31,449	24,342
Interest income (expense), net	66	47	(21)	60
Other income (expense), net	(655)	(717)	(1,338)	(2,897)
Income before provision for income taxes	13,196	9,801	30,090	21,505
Provision for income taxes	2,325	1,178	6,458	4,095
Net income	$10,871	$8,623	$23,632	$17,410
Earnings per share:
Basic	$0.69	$0.56	$1.50	$1.15
Diluted	$0.68	$0.55	$1.46	$1.13
Shares used in computing earnings per share:
Basic	15,723	15,324	15,764	15,129
Diluted	16,103	15,743	16,135	15,462
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$10,871	$8,623	$23,632	$17,410
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,935)	2,065	(4,779)	1,589
Comprehensive income (loss)	$7,936	$10,688	$18,853	$18,999
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities:
Net income	$23,632	$17,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,445	13,387
Provision for doubtful accounts	16	140
Provision for inventory write-downs	2,385	1,988
Deferred income taxes	777	127
Tax benefit from exercise of stock options and vested restricted stock	2,141	1,040
Excess tax benefit from stock-based compensation	(2,124)	(1,011)
Shares issued for employee benefit plan	703	598
Stock-based compensation	4,831	3,950
Changes in operating assets and liabilities:
Accounts receivable	(13,988)	(12,734)
Inventories	(577)	(20,701)
Prepaid expenses and other assets	(403)	352
Accounts payable and accrued expenses	13,647	(3,015)
Accrued income taxes	(1,138)	(729)
Net cash provided by operating activities	43,347	802
Cash used for investing activities:
Acquisition of property, plant, and equipment	(12,480)	(7,978)
Acquisition of intangible assets	(1,374)	(978)
Net cash used for investing activities	(13,854)	(8,956)
Cash provided by (used for) financing activities:
Issuance of debt	—	19,500
Payment of debt	—	(19,500)
Proceeds from stock options exercised	6,400	8,487
Treasury stock purchased	(15,184)	(3,153)
Excess tax benefit from stock-based compensation	2,124	1,011
Net cash provided by (used for) financing activities	(6,660)	6,345
Effect of exchange rate changes on cash	(43)	1,818
Net increase (decrease) in cash and cash equivalents	22,790	9
Cash and cash equivalents at beginning of year	76,174	44,593
Cash and cash equivalents at end of period	$98,964	$44,602

Supplemental Cash Flow Information:
Income taxes paid	$4,091	$3,319
Interest paid	$—	$44
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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
Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2013.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2014	December 31, 2013
United States	$24,631	$30,082
Asia	52,808	34,627
Europe	15,575	7,161
South America	5,950	4,304
Total cash and cash equivalents	$98,964	$76,174
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Trade receivables, gross	$100,278	$94,325
Allowance for doubtful accounts	(477)	(478)
Allowance for sales returns	(604)	(865)
Net trade receivables	99,197	92,982
Other	6,723	2,426
Accounts receivable, net	$105,920	$95,408
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$478	$322
Additions to costs and expenses	16	140
(Write-offs)/FX effects	(17)	(37)
Balance at end of period	$477	$425
Sales Returns
The allowance for sales returns at September 30, 2014 and December 31, 2013 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.5 million on September 30, 2014 and December 31, 2013, respectively. The value of these returned goods was included in our inventory balance at September 30, 2014 and December 31, 2013.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

Significant Customer
Net sales to the following customer totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2014		2013
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$18,201	12.3%	$21,667	15.2%

	Nine Months Ended September 30,
	2014		2013
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$44,733	10.6%	$64,651	16.4%
The loss of this customer or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.
Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Raw materials	$22,571	$18,990
Components	13,928	18,623
Work in process	3,485	2,017
Finished goods	54,622	59,393
Reserve for excess and obsolete inventory	(2,265)	(2,714)
Inventories, net	$92,341	$96,309

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$2,714	$2,024
Additions charged to costs and expenses (1)	2,141	1,838
Sell through (2)	(728)	(240)
Write-offs/FX effects	(1,862)	(1,628)
Balance at end of period	$2,265	$1,994

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)
These amounts represent the reversal of reserves associated with inventory items that were sold during the period. Sell through is the result of differences between our judgment concerning the saleability of inventory items during the excess and obsolete inventory review process and our subsequent experience.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant suppliers that totaled more than 10% of our total inventory purchases as follows:

	Three Months Ended September 30,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Maxim Integrated Products International Limited	$—	—%	$8,699	11.2%
Wuxi Funide Digital	—	—	7,781	10.0

	Nine Months Ended September 30,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Maxim Integrated Products International Limited	$24,296	11.1%	$—	—%

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Three Months Ended September 30,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$2,372	3.0%	$2,395	3.1%

	Nine Months Ended September 30,
	2014		2013
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$6,602	3.0%	$7,079	3.2%
The total accounts payable to this vendor were the following:

	September 30, 2014		December 31, 2013
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$2,374	3.4%	$2,439	4.2%
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
SEPTEMBER 30, 2014
(Unaudited)

Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2013	$31,000
FX effects	(206)
Balance at September 30, 2014	$30,794
Intangible Assets, Net
The components of intangible assets, net were as follows:

	September 30, 2014			December 31, 2013
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$362	$(72)	$290	$395	$(52)	$343
Patents	9,804	(4,644)	5,160	8,879	(4,251)	4,628
Trademark and trade names	1,998	(782)	1,216	2,841	(1,411)	1,430
Developed and core technology	3,501	(1,313)	2,188	3,506	(1,140)	2,366
Capitalized software development costs	459	(244)	215	311	(133)	178
Customer relationships	26,373	(10,278)	16,095	26,406	(8,388)	18,018
Total intangible assets, net	$42,497	$(17,333)	$25,164	$42,338	$(15,375)	$26,963

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.6 million and $6.6 million on September 30, 2014 and December 31, 2013, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cost of sales	$37	$34	$111	$177
Selling, general and administrative	1,026	986	3,009	2,930
Total amortization expense	$1,063	$1,020	$3,120	$3,107

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

Estimated future amortization expense related to our intangible assets at September 30, 2014, is as follows:

(In thousands)
2014 (remaining 3 months)	$1,045
2015	4,107
2016	4,050
2017	3,979
2018	3,959
Thereafter	8,024
Total	$25,164
We recorded immaterial impairment charges related to our intangible assets for the nine months ended September 30, 2014 and 2013. Impairment charges are recorded in selling, general and administrative expenses as a component of amortization expense, except impairment charges related to capitalized software development costs which are recorded in cost of sales. Quoted prices for identical or similar patents, trademarks and trade names are unavailable. The fair value of intangible assets is based upon management's judgment. Management believes that the net book value represents the fair value of our patents, trademarks and trade names.
Note 6 — Line of Credit

On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at September 30, 2014.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the People's Republic of China ("PRC").
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum cash flow leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2014, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
We had no interest expense on borrowings during the three and nine months ended September 30, 2014 nor during the three months ended September 30, 2013. Our total interest expense on borrowings was $23 thousand during the nine months ended September 30, 2013.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $2.3 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 17.6% and 12.0% during the three months ended September 30, 2014 and 2013, respectively. The increase in our effective tax rate was due to the expiration of the federal R&D tax credit as of December 31, 2013 which has yet to be passed in 2014; therefore, the benefit is not included in our estimated tax rate for the current year. The "Look-Through" rule also expired as of December 31, 2013 which resulted in an increase in Subpart F income for the three months ended September

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

30, 2014. We also recorded a tax refund on certain Hong Kong income during the third quarter of 2013 which exceeded the benefit recorded during the third quarter of 2014.
We recorded income tax expense of $6.5 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 21.5% and 19.0% during the nine months ended September 30, 2014 and 2013, respectively. The increase in our effective tax rate was due to the expiration of the federal R&D tax credit as of December 31, 2013 which has yet to be passed in 2014; therefore, the benefit is not included in our estimated tax rate for the current year. The "Look-Through" rule also expired as of December 31, 2013 which resulted in an increase of Subpart F income for the nine months ended September 30, 2014. We also recorded a tax refund on certain Hong Kong income during the third quarter of 2013 which exceeded the benefit recorded during the third quarter of 2014. Partially offsetting these benefits was the recording of $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited.
On September 30, 2014, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, of which $3.2 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million and $0.1 million on September 30, 2014 and December 31, 2013, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On September 30, 2014, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2011 through 2013, state 2009 through 2013, and foreign 2007 through 2013. On September 30, 2014, of our gross unrecognized tax benefits of $3.7 million, which included $0.2 million of interest and penalties, $1.5 million are classified as current and $2.2 million are classified as long term.
Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Accrued social insurance (1)	$20,218	$20,492
Accrued salary/wages	6,337	5,324
Accrued vacation/holiday	2,127	2,113
Accrued bonus (2)	6,577	7,186
Accrued commission	941	1,350
Accrued medical insurance claims	359	201
Other accrued compensation	1,443	1,651
Total accrued compensation	$38,002	$38,317

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2014 and December 31, 2013.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.5 million and $0.6 million at September 30, 2014 and December 31, 2013, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Advertising and marketing	$274	$238
Duties	825	797
Freight	1,610	1,374
Product development	789	614
Product warranty claim costs	933	41
Professional fees	1,559	1,757
Sales taxes and VAT	1,564	1,637
Third-party commissions	716	511
Tooling (1)	906	758
Utilities	362	311
Other	2,928	3,191
Total other accrued expenses	$12,466	$11,229

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$41	$404
Accruals for warranties issued during the period	933	375
Settlements (in cash or in kind) during the period	(41)	(779)
Balance at end of period	$933	$—
Litigation

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC was infringing, directly and indirectly, four of our patents related to remote control technology. We alleged that this complaint related to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We sought monetary relief for the infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC denied infringing our patents and asserted a variety of counterclaims and affirmative defenses including invalidity and unenforceability of our patents, misuse of patents, and a breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. In March 2014, the Court further narrowed the scope of this litigation granting URC’s motion for summary judgment with respect to certain issues that effectively removed two additional patents. In March 2014, the Court also granted our motion for summary judgment on certain of URC’s defenses and counterclaims, including URC’s counterclaim for breach of contract. A trial was held from May 6, 2014 through May 20, 2014, and the jury returned a verdict that URC did not infringe on our remaining patent, and found for URC on patent validity and several equitable defenses in the lawsuit, although the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

jury's verdict on the equitable defenses were advisory in nature. We do not believe that the evidence presented at trial supports the jury verdict and are currently seeking the trial court’s review of the verdict, including the jury's advisory verdict on the equitable defenses. A hearing on motions pertaining to the jury's verdict was held on August 18, 2014 and we are awaiting the final ruling from Court. At this time we cannot predict how the Court will rule. Based on the trial court's decisions on these jury verdict motions, there remain a variety of possible outcomes in this case, including filing further motions with the Court seeking judgment as a matter of law and/or a new trial. Additionally, depending upon how the Court finally rules from the August 18, 2014 hearing, URC may ask the court for reimbursement of its legal fees associated with its defense of this lawsuit and while we are unable to estimate the amount URC may claim or ultimately what amount, if any, the Court may award, such amount could be significant. We intend to oppose any such request and, if awarded, appeal any such decision. In all other respects, this litigation is continuing as scheduled and we expect the Court to enter ruling on all post-trial motions in the fourth quarter of 2014.

On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In this second lawsuit, we are alleging that URC is infringing, directly and indirectly, ten additional patents that we own related to remote control technology. As in the first lawsuit, in this second lawsuit we have alleged that this complaint relates to multiple URC remote control products. We are seeking monetary relief for infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In mid-July 2013, URC filed a Notice of Related Cases seeking to join this lawsuit with the lawsuit we filed against URC on March 2, 2012 and we did not object to this Notice. Consequently, this lawsuit was transferred to the Judge and Magistrate hearing our first lawsuit filed against URC. In addition, URC answered this complaint with a denial of infringement, asserting affirmative defenses, and seeking a ruling that URC has not infringed our patents, that our patents are invalid and unenforceable, that the patents have been licensed to URC, and an award of attorneys’ fees and costs. In mid-November 2013, we filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd, a South Korean entity, and Ohsung Electronics USA, Inc., a California entity, (collectively "Ohsung"), to the lawsuit. In February 2014, Ohsung answered and counterclaimed with a general denial of wrongdoing and asserted the standard affirmative defenses of non-infringement, invalidity and unenforceability of our patents and breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. In March 2014, we answered by disputing Ohsung’s defenses and with a general denial of Ohsung’s breach of contract complaint. In late June and early July of 2014, URC and Ohsung requested Inter Partes Review (IPR) with the US Patent and Trademark Office for each of the ten patents pending in the second URC lawsuit. We intend to vigorously defend each patent before the Patent Office. The Patent Office is expected to issue its decisions on URC’s petitions to institute IPRs in the first quarter of 2015. In the interest of judicial economy and to best utilize our resources, upon the parties’ agreed motion, the Court has stayed this second lawsuit for 6 months pending decisions by the Patent Office to institute the IPRs.
On September 23, 2013, we filed a lawsuit against Peel Technologies, Inc. (“Peel”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Peel Technologies, Inc., SACV13-01484 GAF (RNBx)) alleging that Peel is infringing, directly and indirectly, five of our patents related to remote control technology. We have alleged that this complaint relates to software and hardware used in connection with remote control devices, including Peel’s software products called “TV App” (sometimes referred to as “Sense TV”), “WatchOn App” and “Peel Smart Remote App,” and a product called “Peel Universal Remote” consisting of a Peel “Fruit” hardware device and a software component for use with the iOS operating system. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of Peel’s actions, injunctive relief to enjoin Peel from further infringement, including contributory infringement and/or inducing infringement, and attorney’s fees. On November 14, 2013, Peel answered our complaint with a general denial that it is infringing our patents and has filed counter-claims, seeking declaratory judgments that our patents are not infringed and are invalid. They are also seeking attorney’s fees. In our reply to Peel’s counterclaims, which we filed on December 5, 2013, we have asked the Court to deny and dismiss with prejudice Peel’s counterclaims and sought after relief. In April 2014, both parties were granted leave by the court to amend the pleadings in the case. We have added four additional patents related to remote control technology, and Peel has filed a counterclaim against us alleging we are infringing one patent related to remote control technology which they recently acquired. We answered Peel’s counterclaim with a general denial of infringement and added our affirmative defenses of non-infringement, invalidity and unenforceability. We will seek attorney fees in connection with defending against this countersuit. A “Markman” hearing was held August 13, 2014 and the Court issued a ruling on September 17, 2014 which we believe supports our current claims of infringement against Peel. In all other respects, this litigation is continuing with discovery under way.

In March 2014, two of our subsidiaries, Gemstar Technology (China) Co. Ltd. and Gemstar Technology (Yangzhou) Co. Ltd., each filed arbitration requests in Hong Kong under the arbitration rules of the Hong Kong International Arbitration Centre (the “HKIAC”) against Dongguan City Liwang Battery Co. Ltd. (“LiWang”). In these requests, our subsidiaries claimed that LiWang supplied defective batteries and sought damages incurred as a result. LiWang opposed jurisdiction under the HKIAC and, in turn, filed

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

claims against Gemstar Technology (China) Co. Ltd. in the People’s Court of Panyu District, and against Gemstar Technology (Yangzhou) Co., Ltd. in the People’s Court of Bao Ying District, each alleging breach of contract and that jurisdiction should be in China. We opposed these claims and were awaiting a final ruling by the China Courts. On August 29, 2014, the parties entered into a confidential Settlement Agreement whereby the parties each agreed to withdraw and terminate with prejudice and settle all of their respective claims and actions against the other parties. The settlement of this matter did not have a material impact on our consolidated results of operations or financial condition.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on September 30, 2014 and December 31, 2013 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At September 30, 2014, approximately 39 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at September 30, 2014 and December 31, 2013 for the India Plan was not material. During the nine months ended September 30, 2014 and 2013, the net periodic benefit costs were also not material.
Note 11 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands, except share data)	2014	2013
Shares repurchased	367,949	140,759
Cost of shares repurchased	$15,184	$3,153
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the nine months ended September 30, 2014 and 2013, we issued 15,000 and 22,500 shares from treasury, respectively, to outside directors for services performed (see Note 13).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2014, we had 1,083,684 shares available for repurchase under the Board's authorizations.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
United States	$51,247	$53,310	$149,805	$146,057
Asia (excluding PRC)	35,526	28,521	99,158	80,256
People's Republic of China	27,364	27,913	77,121	69,537
Europe	15,926	16,686	50,441	50,207
Latin America	10,378	9,617	30,016	26,327
Other	7,339	6,342	17,399	20,836
Total net sales	$147,780	$142,389	$423,940	$393,220
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	September 30, 2014	December 31, 2013
United States	$5,718	$4,662
People's Republic of China	72,041	72,957
All other countries	4,365	3,230
Total long-lived tangible assets	$82,124	$80,849
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cost of sales	$4	$—	$12	$—
Research and development	60	54	261	166
Selling, general and administrative:
Employees	1,143	1,120	3,754	3,378
Outside directors	373	215	804	406
Total stock-based compensation expense	$1,580	$1,389	$4,831	$3,950

Income tax benefit	$473	$417	$1,417	$1,159

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2013	924	$22.04
Granted	133	35.28
Exercised	(319)	20.00		$8,059
Forfeited/canceled/expired	(15)	21.09
Outstanding on September 30, 2014 (1)	723	$25.41	5.77	$17,319
Vested and expected to vest on September 30, 2014 (1)	722	$25.41	5.76	$17,296
Exercisable on September 30, 2014 (1)	467	$24.11	4.96	$11,810

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2014. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average fair value of grants (1)	$—	$—	$13.64	$9.26
Risk-free interest rate	—%	—%	1.29%	0.95%
Expected volatility	—%	—%	44.84%	53.39%
Expected life in years	0.00	0.00	4.56	5.20

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
As of September 30, 2014, we expect to recognize $2.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	285	$24.64
Granted	81	40.62
Vested	(123)	22.31
Forfeited	(3)	37.78
Non-vested at September 30, 2014	240	$31.08
As of September 30, 2014, we expect to recognize $6.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net gain (loss) on foreign currency exchange contracts (1)	$353	$299	$(912)	$44
Net gain (loss) on foreign currency exchange transactions	(1,028)	(1,084)	(406)	(3,033)
Other income (expense)	20	68	(20)	92
Other income (expense), net	$(655)	$(717)	$(1,338)	$(2,897)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 16 for further details).
Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2014	2013	2014	2013
BASIC
Net income	$10,871	$8,623	$23,632	$17,410
Weighted-average common shares outstanding	15,723	15,324	15,764	15,129
Basic earnings per share	$0.69	$0.56	$1.50	$1.15
DILUTED
Net income	$10,871	$8,623	$23,632	$17,410
Weighted-average common shares outstanding for basic	15,723	15,324	15,764	15,129
Dilutive effect of stock options and restricted stock	380	419	371	333
Weighted-average common shares outstanding on a diluted basis	16,103	15,743	16,135	15,462
Diluted earnings per share	$0.68	$0.55	$1.46	$1.13
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Stock options	—	7	69	488
Restricted stock awards	—	—	9	20
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
SEPTEMBER 30, 2014
(Unaudited)

contracts with similar remaining maturities based on quoted market prices. We have determined that the fair value of our derivatives are derived from level 2 inputs in the fair value hierarchy. The following table sets forth the total net fair value of derivatives:

	September 30, 2014				December 31, 2013
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$501	$—	$501	$—	$509	$—	$509
We held foreign currency exchange contracts which resulted in a net pre-tax gain of $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we had a net pre-tax loss of $0.9 million and a pre-tax gain of $44 thousand, respectively.

Details of futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2014	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.2757	$152	January 16, 2015
September 30, 2014	USD/Brazilian Real	USD	$5.0	2.3401	$349	January 16, 2015
December 31, 2013	USD/Euro	Euro	$11.0	1.3782	$(2)	January 31, 2014
December 31, 2013	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$15.0	6.2047	$358	January 15, 2014
December 31, 2013	USD/Brazilian Real	USD	$3.0	2.3442	$34	January 17, 2014
December 31, 2013	USD/Brazilian Real	USD	$2.0	2.2301	$119	January 17, 2014

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.

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
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 847,000 individual device functions and approximately 6,800 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-three subsidiaries located in Argentina, Cayman Islands, France, Germany, Hong Kong (5), India, Italy, the Netherlands, Singapore, Spain, Brazil, British Virgin Islands (3), People's Republic of China (4) and the United Kingdom.
To recap our results for the three months ended September 30, 2014:

•	Net sales increased 3.8% to $147.8 million for the three months ended September 30, 2014 from $142.4 million for the three months ended September 30, 2013.

•	Our gross margin percentage increased from 28.4% for the three months ended September 30, 2013 to 30.5% for the three months ended September 30, 2014.

•	Operating expenses, as a percent of sales, increased from 21.0% for the three months ended September 30, 2013 to 21.2% for the three months ended September 30, 2014.

•
Our operating income increased 31.6% to $13.8 million for the three months ended September 30, 2014 from $10.5 million for the three months ended September 30, 2013, and our operating margin percentage increased to 9.3% for the three months ended September 30, 2014, compared to 7.4% for the three months ended September 30, 2013.

•	Our effective tax rate increased to 17.6% for the three months ended September 30, 2014, compared to 12.0% for the three months ended September 30, 2013.
Our strategic business objectives for 2014 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in newer product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.5	71.6	70.5	71.8
Gross profit	30.5	28.4	29.5	28.2
Research and development expenses	2.8	2.9	3.0	3.2
Selling, general and administrative expenses	18.4	18.1	19.1	18.8
Operating income	9.3	7.4	7.4	6.2
Interest income (expense), net	0.0	0.0	(0.0)	0.0
Other income (expense), net	(0.4)	(0.5)	(0.3)	(0.7)
Income before provision for income taxes	8.9	6.9	7.1	5.5
Provision for income taxes	1.5	0.8	1.5	1.1
Net income	7.4%	6.1%	5.6%	4.4%
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Net sales. Net sales for the three months ended September 30, 2014 were $147.8 million, an increase of 3.8% compared to $142.4 million for the three months ended September 30, 2013. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended September 30,
	2014		2013
	$ (millions)	% of total	$ (millions)	% of total
Business	$135.2	91.5%	$129.7	91.1%
Consumer	12.6	8.5	12.7	8.9
Total net sales	$147.8	100.0%	$142.4	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.5% of net sales for the three months ended September 30, 2014 compared to 91.1% for the three months ended September 30, 2013. Net sales in our Business lines for the three months ended September 30, 2014 increased by 4.2% to $135.2 million from $129.7 million driven primarily by strong demand and increased market share with European and Latin American subscription broadcasters, increased licensing revenue, and growth in sales of our embedded chip solutions to smart device manufacturers.
Net sales in our Consumer lines (One For All® retail and private label) were 8.5% of net sales for the three months ended September 30, 2014 compared to 8.9% for the three months ended September 30, 2013. Net sales in our Consumer lines for the three months ended September 30, 2014 decreased by 0.8% to $12.6 million from $12.7 million in the three months ended September 30, 2013 primarily due to decreased demand in the Latin American market.
Gross profit. Gross profit for the three months ended September 30, 2014 was $45.1 million compared to $40.4 million for the three months ended September 30, 2013. Gross profit as a percent of sales increased to 30.5% for the three months ended September 30, 2014 compared to 28.4% for the three months ended September 30, 2013. The gross margin percentage was favorably impacted by an increase in licensing revenue associated with the smart device channel and, to a lesser extent, the strengthening of the British Pound compared to the U.S. Dollar. Offsetting these favorable items was an increase in sales to certain large customers that yield a lower gross margin than our company average.
Research and development ("R&D") expenses. R&D expenses were $4.2 million for both the three months ended September 30, 2014 and 2013.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 5.1% to $27.1 million for the three months ended September 30, 2014 from $25.8 million for the three months ended September 30, 2013. This increase was driven primarily by increased incentive compensation costs as a result of our strong financial performance in the current year. In addition, in an effort to address the smart device channel we increased headcount in our product development departments which resulted in higher payroll costs in 2014.
Interest income (expense), net. Net interest income was $66 thousand for the three months ended September 30, 2014 compared to net interest income of $47 thousand for the three months ended September 30, 2013.
Other income (expense), net. Net other expense was $0.7 million for both the three months ended September 30, 2014 and 2013.
Provision for income taxes. Income tax expense was $2.3 million for the three months ended September 30, 2014 compared to $1.2 million for the three months ended September 30, 2013. Our effective tax rate was 17.6% for the three months ended September 30, 2014 compared to 12.0% for the three months ended September 30, 2013. The increase in our effective tax rate was due to the expiration of the federal R&D tax credit as of December 31, 2013 which has yet to be passed in 2014; therefore, the benefit is not included in our estimated tax rate for the current year. The "Look-Through" rule also expired as of December 31, 2013 which resulted in an increase in Subpart F income for the three months ended September 30, 2014. We also recorded a tax refund on certain Hong Kong income during the third quarter of 2013 which exceeded the benefit recorded during the third quarter of 2014.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Net sales. Net sales for the nine months ended September 30, 2014 were $423.9 million, an increase of 7.8% compared to $393.2 million for the nine months ended September 30, 2013. Net sales by our Business and Consumer lines were as follows:

	Nine Months Ended September 30,
	2014		2013
	$ (millions)	% of total	$ (millions)	% of total
Business	$386.4	91.2%	$358.5	91.2%
Consumer	37.5	8.8	34.7	8.8
Total net sales	$423.9	100.0%	$393.2	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.2% of net sales for both the nine months ended September 30, 2014 and 2013. Net sales in our Business lines for the nine months ended September 30, 2014 increased by 7.8% to $386.4 million from $358.5 million primarily due to an increase in licensing revenue, growth in sales of our embedded chip solutions to smart device manufacturers, an increase in remote control sales to consumer electronics companies in Asia, as well as strong demand and increased market share in European subscription broadcasting.
Net sales in our Consumer lines (One For All® retail and private label) were 8.8% of net sales for both the nine months ended September 30, 2014 and 2013. Net sales in our Consumer lines for the nine months ended September 30, 2014 increased by 8.1% to $37.5 million from $34.7 million in the nine months ended September 30, 2013 due to increased distribution in the grocery-food channel as well as increased demand resulting from the 2014 FIFA World Cup™.
Gross profit. Gross profit for the nine months ended September 30, 2014 was $125.2 million compared to $110.8 million for the nine months ended September 30, 2013. Gross profit as a percent of sales was 29.5% for the nine months ended September 30, 2014 compared to 28.2% for the nine months ended September 30, 2013. The gross margin percentage was favorably impacted by an increase in licensing revenue associated with the smart device channel and, to a lesser extent, the strengthening of the British

Pound and Euro compared to the U.S. Dollar. Partially offsetting these favorable items was an increase in sales to certain large customers that yield a lower gross margin than our company average.
Research and development expenses. R&D expenses increased 1.1% to $12.6 million for the nine months ended September 30, 2014 from $12.5 million for the nine months ended September 30, 2013. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative expenses. SG&A expenses increased 9.6% to $81.2 million for the nine months ended September 30, 2014 from $74.0 million for the nine months ended September 30, 2013. This increase was driven primarily by increased incentive compensation costs as a result of our strong financial performance in the current year and increased external legal expenses related to patent litigation cases. In addition, in an effort to address the smart device channel we increased headcount in our product development departments which resulted in higher payroll costs in 2014.
Interest income (expense), net. Net interest expense was $21 thousand for the nine months ended September 30, 2014 compared to net interest income of $60 thousand for the nine months ended September 30, 2013.
Other income (expense), net. Net other expense was $1.3 million for the nine months ended September 30, 2014 compared to net other expense of $2.9 million for the nine months ended September 30, 2013. This decrease was driven primarily by a decrease in foreign currency losses associated with fluctuations in foreign currency rates related to the Argentinian Peso, Chinese Yuan Renminbi and Brazilian Real.
Provision for income taxes. Income tax expense was $6.5 million for the nine months ended September 30, 2014 compared to $4.1 million for the nine months ended September 30, 2013. Our effective tax rate was 21.5% for the nine months ended September 30, 2014 compared to 19.0% for the nine months ended September 30, 2013. The increase in our effective tax rate was due to the expiration of the federal R&D tax credit as of December 31, 2013 which has yet to be passed in 2014; therefore, the benefit is not included in our estimated tax rate for the current year. The "Look-Through" rule also expired as of December 31, 2013 which resulted in an increase of Subpart F income for the nine months ended September 30, 2014. We also recorded a tax refund on certain Hong Kong income during the third quarter of 2013 which exceeded the benefit recorded during the third quarter of 2014. Partially offsetting these benefits is the recording of $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our acquisition of Enson Assets Limited.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2014	Increase (Decrease)	Nine Months Ended September 30, 2013
Cash provided by operating activities	$43,347	$42,545	$802
Cash used for investing activities	(13,854)	(4,898)	(8,956)
Cash provided by (used for) financing activities	(6,660)	(13,005)	6,345
Effect of exchange rate changes on cash	(43)	(1,861)	1,818

	September 30, 2014	Increase (Decrease)	December 31, 2013
Cash and cash equivalents	$98,964	$22,790	$76,174
Working capital	178,026	19,478	158,548
Net cash provided by operating activities increased $42.5 million to $43.3 million during the nine months ended September 30, 2014 from $0.8 million during the nine months ended September 30, 2013, primarily due to the net impact of changes in working capital needs associated with inventories and accounts payable, as well as increased net income in the current year period. With respect to working capital, our inventory turns improved to 4.2 turns for the nine months ended September 30, 2014, compared to 4.0 turns for the nine months ended September 30, 2013, primarily as a result of more tightly managed inventory levels in the current year. Accounts payable payment timing related to 2014 inventory purchases resulted in increased cash inflows during the nine months ended September 30, 2014 compared to the prior year period.
Net cash used for investing activities during the nine months ended September 30, 2014 was $13.9 million compared to $9.0 million during the nine months ended September 30, 2013. Cash outflows to purchase property, plant and equipment were $12.5 million during the nine months ended September 30, 2014 compared to $8.0 million for the nine months ended September 30, 2013. This increase was driven primarily by increased machinery and equipment purchases at our China factories as well as computer equipment and software investments made in the U.S. in the current year period.
Net cash used for financing activities was $6.7 million during the nine months ended September 30, 2014 compared to net cash provided by financing activities of $6.3 million during the nine months ended September 30, 2013. The increase in cash used for financing activities was driven primarily by an increased level of stock repurchases in the current year period.
During the nine months ended September 30, 2014, we repurchased 367,949 shares of our common stock at a cost of $15.2 million compared to our repurchase of 140,759 shares at a cost of $3.2 million during the nine months ended September 30, 2013. We hold these shares as treasury stock and they are available for reissue. Presently, except for using a minimal number of these treasury shares to compensate our outside board members, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2014, we had 1,083,684 shares available for repurchase under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$13,823	$3,064	$5,016	$2,939	$2,804
Capital lease obligations	58	20	38	—	—
Purchase obligations(1)	2,005	2,005	—	—	—
Total contractual obligations	$15,886	$5,089	$5,054	$2,939	$2,804

(1)	Purchase obligations consist of contractual payments to purchase tooling and other fixed assets.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$98,964	$76,174
Debt	—	—
Available borrowing resources	$54,987	$54,987
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

On September 30, 2014, we had $24.6 million, $52.8 million, $15.6 million and $6.0 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2013, we had approximately $30.1 million, $34.6 million, $7.2 million, and $4.3 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at September 30, 2014.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the People's Republic of China ("PRC").
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio, a maximum cash flow leverage ratio and minimum liquidity levels. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2014, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at September 30, 2014 we had no outstanding borrowings under our Credit Line, from time to time we may need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the nine months ended September 30, 2014.
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
Foreign Currency Exchange Rate Risk
At September 30, 2014 we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. For most other currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2014, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar relative to the U.S. Dollar fluctuate 10% from September 30, 2014, net income in the fourth quarter of 2014 would fluctuate by approximately $6.7 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2014, we repurchased 18,416 shares of our issued and outstanding common stock for $0.9 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On September 30, 2014, we had 1,083,684 shares available for repurchase under the Board's authorizations.
The following table sets forth, for the three months ended September 30, 2014, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	2,100	$50.36	2,100	1,100,000
August 1, 2014 - August 31, 2014	15,271	48.99	15,271	1,084,729
September 1, 2014 - September 30, 2014	1,045	52.15	1,045	1,083,684
Total	18,416	$49.33	18,416	1,083,684

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	November 6, 2014	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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