Form 10-K
period 2014-12-31
UNIVERSAL ELECTRONICS INC
filed 2015-03-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter was $516,152,759 based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.
On March 3, 2015, 15,894,110 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2014 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2014.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

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
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. Owning and operating our own factories in the People's Republic of China ("PRC") has enhanced our ability to compete in the OEM and subscription broadcasting markets, particularly in Asia. In addition, in 2010 we opened a subsidiary in Brazil, which has allowed us to increase our reach and better compete in the Latin American subscription broadcast market. We plan to continue to add new sales and administrative personnel to support anticipated sales growth in these markets over the next few years.
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
For the years ended December 31, 2014, 2013, and 2012, our sales to DIRECTV and its sub-contractors collectively accounted for 10.4%, 15.6%, and 16.9% of our net sales, respectively.
Our One For All® brand name remote controls and accessories sold within the international retail markets accounted for 9.2%, 9.4%, and 10.3% of our total net sales for the years ended December 31, 2014, 2013, and 2012, respectively.
Financial information relating to our international operations for the years ended December 31, 2014, 2013, and 2012 is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-Notes to Consolidated Financial Statements-Note 15".
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At the end of 2014 we had 316 issued and pending United States patents as well as hundreds of foreign counterpart patents and applications in various territories around the world.
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
A key factor in creating products and software for control of entertainment devices is the device control code database. Since our beginning in 1986, we have compiled an extensive device control code database library that covers over 863,000 individual device functions and approximately 6,900 individual consumer electronic equipment brand names. Our library is regularly updated with device control codes used in newly introduced AV devices. These control codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. Our universal remote control database is capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide. In 2012, we extended our device control code database to include wired (CEC) and wireless (IP) control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.
Our goal is to provide universal entertainment control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources. QuickSet® is a software application that is currently embedded in millions of devices globally. QuickSet may be embedded in an AV device, set-top box, or other host device to enable universal remote control. QuickSet enables universal remote control set-up using automated and guided on-screen instructions and a wireless two-way communication link between the remote and the QuickSet embedded device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal remote control set-up process and can enable other time saving features. QuickSet utilizes data transmitted over HDMI or IP networks to automatically detect a connected device and then determine and download the correct codes into the remote control without the need for the user to enter any additional information. The user does not need to know the brand or model number to set up the device in the remote. Any compatible new device that is connected is recognized. Consumers can quickly and easily set up their remotes to control multiple devices. Recently added features in QuickSet address common consumer challenges in universal device control, such as mode confusion and input switching. With QuickSet consumers switch easily between activities and reliably view their chosen content source with a single touch. QuickSet handles the device-specific control requirements. Licensees of QuickSet include service providers such as DIRECTV and Echostar Technologies and leading game console manufacturer Microsoft on their Xbox One game system.
Smart devices are becoming a more prevalent part of the home entertainment experience, and UEI offers several solutions to enable entertainment device control with a smart phone, tablet or smart TV. In its smart device control solutions, UEI offers all of the elements needed for device control from the micro IR blaster chip to the IR database to the user interface for the touchscreen. Nevo is a UEI-designed and developed universal control application designed for Android and iOS tablets and smart phones that UEI has released and that is currently available for download at Google Play and the Apple App Store. Smart devices that license UEI's solutions include Samsung smart TV's, tablets and Galaxy smartphones, as well as LG smartphones.
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

Our twenty-two international subsidiaries are the following:

•	C.G. Asia Ltd., established in the British Virgin Islands;

•	C.G. Development Ltd., established in Hong Kong;

•	C.G. Group Ltd., established in the British Virgin Islands;

•	C.G. Timepiece Ltd., established in Hong Kong;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	Gemstar Technology (China) Co. Ltd., established in the PRC;

•	Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yangzhou) Co. Ltd., established in the PRC;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	One For All GmbH, established in Germany;

•	One for All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Brasil Controles Remotos Ltda., established in Brazil;

•	UEI Cayman Inc., established in the Cayman Islands;

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Hong Kong Pte. Ltd. established in Hong Kong;

•	Universal Electronics B.V., established in the Netherlands;

•	Universal Electronics Italia S.R.L. established in Italy;

•	Universal Electronics Trading Co. Ltd., established in the PRC.
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC to produce our remote control products. In 2014, Maxim Integrated Products International Limited provided 10.7% of our total inventory purchases. In 2013 and 2012, no single supplier provided more than 10% of our total inventory purchases.
Even though we operate three factories in the PRC and one assembly plant in Brazil, we continue to evaluate additional contract manufacturers and sources of supply. During 2014, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed, if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2015.
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21" for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Remote Solutions, Home Control Singapore PTE, Ltd. (formerly Philips Consumer Electronics), SMK, and Universal Remote Control. In the international retail and private label markets for wireless controls we compete with Logitech, Home Control Singapore PTE, Ltd., Ruwido and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2014, our engineering efforts focused on the following:

•	broadening our product portfolio;

•	launching new embedded software solutions designed to simplify set-up and control features;

•	modifying existing products and technologies to improve features and lower costs;

•	formulating measures to protect our proprietary technology and general know-how;

•	improving our control solutions software; and

•	updating our library of device codes to include codes for new features and devices introduced worldwide.
During 2014, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and we continued development projects for emerging RF technologies, such as RF4CE, Bluetooth, Bluetooth Smart and Wi-Fi Direct. Additionally, we released several new products in our subscription broadcast, OEM and consumer retail channels during 2014.
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
Our expenditures on engineering, research and development were:

(In millions):	2014	2013	2012
Research and development	$17.0	$16.4	$14.2
Engineering (1)	9.8	8.7	8.6
Total engineering, research and development	$26.8	$25.1	$22.8

(1)	Engineering costs are included in SG&A.
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
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2014, 2013 and 2012, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.

Employees
At December 31, 2014, we employed 1,988 employees, of which 448 worked in engineering and research and development, 85 in sales and marketing, 88 in consumer service and support, 1,135 in operations and warehousing and 232 in executive and administrative functions. In addition, our factories in the PRC and our Asian operations employed an additional 7,105 staff contracted through agency agreements.
Labor unions represent approximately 10.7% of our 1,988 employees. These unionized workers, employed within Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2014, 2013 and 2012 is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15".
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers on March 5, 2015:

Name	Age	Position
Paul D. Arling	52	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	59	Executive Vice President, Managing Director, Europe
David Chong	53	Executive Vice President, Asia
Louis S. Hughes	50	Executive Vice President, Americas
Mark S. Kopaskie	57	Executive Vice President, General Manager U.S. Operations
Richard A. Firehammer, Jr.	57	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	45	Senior Vice President and Chief Financial Officer

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2014 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2015 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
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

Louis S. Hughes is our Executive Vice President, Americas. He joined us in 2004 as General Manager of Simple Devices as part of our acquisition of Simples Devices, Inc. in that same year. From 2008 to 2011, he was our Vice President Corporate Development. From 2011 to 2014, he was our Senior Vice President - Americas and was promoted to his current position in 2015. Prior to joining us, Mr. Hughes co-founded SimpleDevices, Inc. (a company that pioneered local area network digital media distribution to a wide variety of consumer electronics devices) and Supplybase (a company that provided enterprise wide, web-based supply chain management systems and information). He also held various positions with General Electric Company over a ten year period.
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
Risks Related to Doing Business in the PRC
We manufacture a majority of our products in our factories in the PRC. Additionally, many of our contract manufacturers are located in the PRC. Doing business in the PRC carries a number of risks including the following:
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
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a managed band against a basket of certain foreign currencies. This policy, which was initiated during 2005, has resulted in a 30.8% appreciation of the Chinese Yuan Renminbi against the U.S. Dollar through December 31, 2014. While the international reaction to the Chinese Yuan Renminbi revaluation has been positive, there remains international pressure on the PRC government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. Dollar.
The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.
The PRC legal and judicial system may negatively impact foreign investors, with enforcement of existing laws inconsistent. In addition, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors.
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

•
so called "Acts of God", such as hurricanes, earthquakes, tsunamis, and other natural disasters, man-made disasters, and the spread of contagious diseases, in locations where we own, manage or operate our business;

•	currency fluctuations affecting gross margins, particularly in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Indian Rupee, and Singapore Dollar;

•	longer accounts receivable cycles and financial instability among customers;

•	trade regulations and procedures and actions affecting production, pricing and marketing of products;

•	local labor conditions, customs, and regulations;

•	production stoppages or pressures to increase wages and employee benefits brought about by the union representing our labor force in Manaus, Brazil;

•	changes in the regulatory or legal environment;

•	ability to protect and enforce our intellectual property rights;

•	differing technology standards or customer requirements;

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
Risks and Uncertainties Associated with Our Expansion Into and Our Operations in Asia, Europe, Mexico, South America and Other Foreign Markets May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Net external sales of our consolidated foreign subsidiaries totaled approximately 55.2%, 53.0% and 54.5% of our total consolidated net sales in 2014, 2013 and 2012, respectively. We expect that the international share of our total revenues will continue to make up a significant part of our current business and future strategic plans. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

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

Dependence upon Key Suppliers
Most of the components used in our products are available from multiple sources. However, we purchase integrated circuits, used principally in our wireless control products, from a small number of key suppliers. To reduce our dependence on our integrated circuit suppliers we continually seek additional sources. We maintain inventories of our integrated circuits, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions.
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
Technology Changes in Wireless Control
We currently derive substantial revenue from the sale of wireless remote controls based on IR and RF and other technologies. Other control technologies exist or may be developed that may compete with this technology. In addition, we develop and maintain our own database of IR and RF codes. There are competing IR and RF libraries offered by companies that we compete with in the marketplace. The advantage that we may have compared to our competitors is difficult to measure. In addition, if other wireless control technology gains acceptance and starts to be integrated into home electronics devices currently controlled through our remote controllers, demand for our products may decrease, resulting in decreased operating results, financial condition, and cash flows.
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
Risks Related to Adverse Changes in General Business and Economic Conditions
Adverse changes in general business and economic conditions in the United States and worldwide may reduce the demand for some of our products and adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and health care costs, recessions, changing governmental policies, laws and regulations, and other economic factors may adversely affect our results of operations, cash flow, liquidity or financial condition. Any such changes may impact our business in a number of ways, including:
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
In addition, portions of our business involve the sale of products to sectors of the economy that are cyclical in nature, particularly the retail sector. Our sales to these sectors are affected by the levels of discretionary consumer and business spending. During economic downturns, the levels of consumer and business discretionary spending in these sectors may decrease, and the recovery of these sectors may lag behind the recovery of the overall economy. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition. Although many of our end markets have shown signs of stabilization and modest improvement from the recent global economic downturn, the recovery has been erratic. A worsening in these sectors may cause a reduction in the demand for some of our products and may adversely impact sales, earnings, cash flow and financial condition.
Customers' inability to obtain financing to make purchases from us and/or maintain their business
Some of our customers require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products may adversely impact our financial results. In addition, an economic downturn could result in insolvencies for our customers, which may adversely impact our financial results.
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
Negative impact from increased financial pressures on third-party dealers, distributors and retailers
We make sales in certain regions of the world through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by a significant decrease in available credit. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition our end customers to purchase products from other third parties or from us directly, it may adversely impact our financial results.
Negative impact from increased financial pressures on key suppliers
Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of an economic downturn, it may result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial results. In addition, credit constraints at key suppliers may result in accelerated payment of accounts payable by us, impacting our cash flow.

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
In addition, we may fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility and other financing facilities. If any of the banks in these credit and financing facilities are unable to perform on their commitments, which may adversely affect our ability to fund seasonal working capital needs and obtain funding for other general corporate purposes, our cash flow, liquidity or financial condition may be adversely impacted. Although we currently have available credit facilities to fund our current operating needs, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and may have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.
The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance.
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations may continue. From January 1, 2012 to March 3, 2015, the trading price of our common stock has ranged from a low of $11.40 per share to a high of $66.75 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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
Approved Stock Repurchase Programs May Not Result in a Positive Return of Capital to Stockholders.
Our board-approved stock repurchase programs may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver stockholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs.
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
During the years ended December 31, 2014, 2013 and 2012, we had sales to DIRECTV and its sub-contractors, that when combined, totaled 10% or more of our net sales. The loss of any of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.
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
Unanticipated Changes in Tax and Other Laws and Regulations
Our business is subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to continued economic challenges, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations and policies, and any resulting changes may impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that may have a significant impact on us, including modifications that may reduce the profits that we can effectively realize from our non-U.S. operations, or that may require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate may increase and our profits may be reduced. If such increases resulted from our status as a U.S. company, those changes may place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

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
Failure to Recruit, Hire, and Retain Key Personnel
Our ability to achieve growth in the future will depend, in part, on our success at recruiting, hiring, training, developing and retaining highly skilled engineering, managerial, operational, sales and marketing personnel. If our salary and benefits fail to stay competitive it may negatively impact our ability to hire and retain key personnel and we may experience low morale, inefficiency or internal control failures. The inability to recruit, hire, train, develop and retain qualified personnel, or the loss of any key personnel, may make it difficult to meet key objectives, such as timely and effective product introductions, and also limit our ability to grow and expand our business.
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
Growth Projections
Management has made projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America regarding future events and the financial performance of the company, including those involving:

•	the benefits the company expects as a result of the development and success of products and technologies, including new products and technologies;

•	the benefits expected by conducting business in Asian and Brazilian markets, without which, we may not be able to recover the costs we incur to enter into such markets;

•	new contracts with new and existing customers and new market penetrations;

•	the expected continued adoption of the company's technologies in gaming consoles and mobile devices;

•	the expected continued growth in digital TVs, DVRs, PVRs and overall growth in the company's industry; and

•	the effects we may experience due to current global and regional economic conditions.
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

Cybersecurity Issues: Failure to Maintain the Integrity of and Protect Internal or Customer Data May Result in Faulty Business Decisions, Operational Inefficiencies, Damage to our Reputation and/or Subject Us to Costs, Fines, or Lawsuits
Our business requires collection and retention of large volumes of internal and customer data, including personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as customer product servicing, human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we may make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation is also increasingly demanding, in both the United States and other jurisdictions where we operate. Our systems and those of our service providers may be unable to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data may materially impact our and our service providers' information systems and records. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider could adversely impact our reputation, cause harm to our business generally, and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in a loss of data, operational inefficiencies and a loss of profits.
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
Regulations Related to the Use of Conflict-Free Minerals May Increase Our Costs and Expenses, and an Inability to Certify that Our Products are Conflict-Free May Adversely Affect Customer Relationships
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such "conflict" minerals. As a result, the SEC enacted new annual disclosure and reporting requirements for public companies that use these minerals in their products, which apply to us. Under the final rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products and to make annual disclosures in filings with the SEC. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the new rules may reduce the number of suppliers who provide components and products containing conflict-free minerals and thus may increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses may have a material adverse impact on our financial condition and results of operations. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which may place us at a competitive disadvantage, and our reputation may be harmed.
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
Changes in Financial Accounting Standards or Policies may affect our Reported Financial Condition or Results of Operations.
From time to time the Financial Accounting Standards Board (the "FASB") and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles ("GAAP"), such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company may be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which may impact the timing of revenue recognition for new and existing contracts with licensees. This and other potential changes in reporting standards may substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments on the filing date of this Form 10-K.

ITEM 2. PROPERTIES
Our global headquarters is located in Santa Ana, California. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Santa Ana, California	Corporate headquarters, engineering, research and development	36,184	Leased, expires October 31, 2022
Twinsburg, Ohio	Call center	21,509	Leased, expires December 31, 2017
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 28, 2019
Bangalore, India	Engineering, research and development	21,326	Leased, expires May 31, 2015
San Mateo, California	Engineering, research and development	4,785	Leased, expires August 15, 2016
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires on June 30, 2016
Guangzhou, PRC (1)	Manufacturing facility	710,203	Land leased, expires June 30, 2044
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Qinzhou, PRC	Manufacturing facility	980,646	Leased, expires May 31, 2018
Manaus, Brazil	Manufacturing facility	56,657	Leased, expires August 19, 2018

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 3, 2015 was $57.10. Our stockholders of record on March 3, 2015 numbered 82. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2014		2013
	High	Low	High	Low
First Quarter	$45.24	$33.53	$24.37	$18.09
Second Quarter	49.20	32.86	28.82	20.23
Third Quarter	56.16	46.57	36.71	28.10
Fourth Quarter	65.38	47.20	40.57	33.02
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	—	$—	—	1,083,684
November 1, 2014 - November 30, 2014	5,722	57.91	5,722	1,077,962
December 1, 2014 - December 31, 2014	10,307	63.32	10,307	1,067,655
Total	16,029	$61.39	16,029	1,067,655
During the year ended December 31, 2014, we repurchased 383,978 shares of our issued and outstanding common stock for $16.2 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On December 31, 2014, we had 1,067,655 shares available for repurchase under the Board's authorizations.
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

Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five year period ended December 31, 2014. The comparison assumes that $100 is invested on December 31, 2009 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends are reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Universal Electronics Inc.	$100	$122	$73	$83	$164	$280
S&P Small Cap 600	$100	$125	$125	$143	$200	$209
NASDAQ Composite Index	$100	$117	$115	$133	$184	$209
Peer Group Index (1)	$100	$148	$73	$71	$106	$126

(1) Companies in the Peer Group Index are as follows: Rovi Corporation, Logitech International, DTS Inc., Dolby Laboratories, Inc., Harman International Industries, Inc., and VOXX International Corp.
The information presented above is as of December 31, 2009 through 2014. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") nor should this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Net sales	$562,329	$529,354	$463,090	$468,630	$331,780
Operating income	$41,280	$32,154	$26,202	$26,576	$21,301
Net income	$32,534	$22,963	$16,553	$19,946	$15,081
Earnings per share:
Basic	$2.06	$1.51	$1.11	$1.34	$1.10
Diluted	$2.01	$1.47	$1.10	$1.31	$1.07
Shares used in calculating earnings per share:
Basic	15,781	15,248	14,952	14,912	13,764
Diluted	16,152	15,601	15,110	15,213	14,106
Cash dividends declared per common share	—	—	—	—	—
Gross margin	29.7%	28.6%	28.8%	27.8%	31.3%
Selling, general, administrative, research and development expenses as a % of net sales	22.4%	22.5%	23.2%	22.1%	24.9%
Operating margin	7.3%	6.1%	5.6%	5.7%	6.4%
Net income as a % of net sales	5.8%	4.3%	3.6%	4.3%	4.6%
Return on average assets	7.3%	5.7%	4.4%	5.4%	5.0%

	December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Working capital	$183,600	$158,548	$113,488	$84,761	$66,101
Ratio of current assets to current liabilities	2.3	2.3	2.0	1.7	1.4
Total assets	$463,070	$423,733	$379,324	$369,488	$372,533
Cash and cash equivalents	$112,521	$76,174	$44,593	$29,372	$54,249
Stockholders’ equity	$315,621	$291,270	$250,650	$229,989	$211,204
Book value per share (1)	$19.85	$18.55	$16.74	$15.55	$14.13
Ratio of liabilities to liabilities and stockholders’ equity	31.8%	31.3%	33.9%	37.8%	43.3%

(1)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information for 2010 compared to subsequent years is affected by the acquisition of Enson Assets Limited during the fourth quarter of 2010.

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
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 863,000 individual device functions and approximately 6,900 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-two subsidiaries located in Argentina, Brazil, British Virgin Islands (3), Cayman Islands, France, Germany, Hong Kong (4), India, Italy, the Netherlands, People's Republic of China (4), Singapore, Spain, and the United Kingdom.
To recap our results for 2014:

•	Net sales increased 6.2% to $562.3 million in 2014 from $529.4 million in 2013.

•	Our gross margin percentage increased from 28.6% in 2013 to 29.7% in 2014.

•	Operating expenses, as a percent of sales, decreased from 22.5% in 2013 to 22.4% in 2014

•	Operating income increased 28.4% to $41.3 million in 2014 from $32.2 million in 2013, and our operating margin percentage increased to 7.3% in 2014, compared to 6.1% in 2013.

•	Our effective tax rate decreased to 19.6% in 2014 from 20.9% in 2013.
Our strategic business objectives for 2015 include the following:

•	continue to develop industry-leading technologies and products with attractive gross margins in order to improve profitability;

•	continue to increase our market share in newer product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.

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
The fair value of stock options granted to employees and directors is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the stock option. Expected life is computed utilizing historical exercise patterns and post-vesting behavior. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.3	71.4	71.2
Gross profit	29.7	28.6	28.8
Research and development expenses	3.0	3.1	3.1
Selling, general and administrative expenses	19.4	19.4	20.1
Operating income	7.3	6.1	5.6
Interest income (expense), net	0.0	0.0	(0.0)
Other income (expense), net	(0.1)	(0.6)	(0.3)
Income before income taxes	7.2	5.5	5.3
Provision for income taxes	1.4	1.2	1.7
Net income	5.8%	4.3%	3.6%
Year Ended December 31, 2014 ("2014") Compared to Year Ended December 31, 2013 ("2013")
Net sales. Net sales for 2014 were $562.3 million, an increase of 6.2% compared to $529.4 million in 2013. Net sales by our business and consumer lines were as follows:

	2014		2013
	$ (millions)	% of total	$ (millions)	% of total
Business	$507.1	90.2%	$475.7	89.9%
Consumer	55.2	9.8%	53.7	10.1%
Total net sales	$562.3	100.0%	$529.4	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 90.2% of net sales in 2014 compared to 89.9% in 2013. Net sales in our Business lines in 2014 increased by 6.6% to $507.1 million from $475.7 million in 2013. The increase was primarily due to an increase in remote control sales to consumer electronics companies in Asia, an increase in licensing revenue, growth in sales of our embedded chip solutions to smart device manufacturers, and increased market share in European subscription broadcasting.
Net sales in our Consumer lines (One For All® retail and private label) were 9.8% of net sales in 2014 compared to 10.1% in 2013. Net sales in our Consumer lines in 2014 increased by 2.8% to $55.2 million from $53.7 million in 2013. International retail sales increased 3.8% from $49.6 million in 2013 to $51.5 million in 2014 due primarily to increased distribution in southern European countries and Latin America as well as increased demand resulting from the 2014 FIFA World Cup™.
Gross profit. Gross profit in 2014 was $166.9 million compared to $151.5 million in 2013. Gross profit as a percent of sales increased to 29.7% in 2014 from 28.6% in 2013. The gross margin percentage was favorably impacted by an increase in licensing revenue associated with the smart device channel and, to a lesser extent, the strengthening of the British Pound compared to the U.S. Dollar. Partially offsetting these favorable items was an increase in sales to certain large customers that yield a lower gross margin than our company's average.
Research and development ("R&D") expenses. R&D expenses increased 3.2% to $17.0 million in 2014 from $16.4 million in 2013. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 5.6% to $108.6 million in 2014 from $102.9 million in 2013. This increase was driven primarily by increased incentive compensation costs as a result of our strong financial performance in the current year as well as an increase in external legal expenses related to patent litigation cases. In addition, in an effort to further support the smart device channel, we increased headcount within our global engineering team which resulted in higher payroll costs in 2014.

Interest income (expense), net. Net interest income was $11 thousand in 2014 compared net interest income of $51 thousand in 2013.
Other income (expense), net. Net other expense was $0.8 million in 2014 compared to net other expense of $3.2 million in 2013. This decrease was driven primarily by a decrease in foreign currency losses associated with fluctuations in foreign currency rates related to the Chinese Yuan Renminbi, Argentinian Peso and Brazilian Real.
Income tax expense. Income tax expense was $7.9 million in 2014 compared to $6.1 million in 2013 and our effective tax rate was 19.6% in 2014 compared to 20.9% in 2013. The decrease in our effective tax rate was due primarily to the recording of $0.4 million of additional tax reserves in the second quarter of 2013 resulting from a tax audit in Hong Kong for years preceding our 2010 acquisition of Enson Assets Limited.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 ("2012")
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
Research and development expenses. R&D expenses increased 16.2% to $16.4 million in 2013 from $14.2 million in 2012. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
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
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Year Ended December 31, 2014	Increase (Decrease)	Year Ended December 31, 2013	Increase (Decrease)	Year Ended December 31, 2012
Cash provided by operating activities	$63,473	$32,779	$30,694	$(12,849)	$43,543
Cash used for investing activities	(18,419)	(6,745)	(11,674)	(71)	(11,603)
Cash (used for) provided by financing activities	(8,046)	(18,084)	10,038	27,616	(17,578)
Effect of exchange rate changes on cash	(661)	(3,184)	2,523	1,664	859

	December 31, 2014	Increase (Decrease)	December 31, 2013
Cash and cash equivalents	$112,521	$36,347	$76,174
Working capital	183,600	25,052	158,548
Net cash provided by operating activities increased $32.8 million in 2014 when compared to 2013, primarily due to a $20.8 million increase in cash flows associated with operating assets and liabilities and a $9.6 million increase in net income. With respect to operating assets and liabilities, improved vendor management helped drive a $17.7 million increase in cash flows associated with accounts payable and accrued expenses. Additionally, cash flows associated with inventories improved by $7.2 million as our inventory turns increased to 4.1 turns for 2014, compared to 3.9 turns for 2013, primarily as a result of more tightly managed inventory levels.
Net cash provided by operating activities decreased $12.9 million in 2013 when compared to 2012, driven largely by an increase of $18.3 million in cash outflows associated with inventory as we increased inventory levels in 2013 to support a higher level of expected sales. We also experienced a $5.9 million decrease in cash flows associated with accounts payable due to the timing of payments. These cash outflows were partially offset by a $6.4 million increase in net income as well as a $4.5 million decrease in cash outflows associated with accounts receivable. With respect to accounts receivable, although net sales increased by 14.3% in 2013 compared to 2012, accounts receivable increased by only 4.8% as days sales outstanding improved from 69 days for the quarter ended December 31, 2012 to 63 days for the quarter ended December 31, 2013.
Net cash used for investing activities during 2014 was $18.4 million compared to $11.7 million and $11.6 million of net cash used during 2013 and 2012, respectively. During 2014, 2013 and 2012, cash used for investing activities consisted primarily of our investments in property, plant, and equipment as well as internally developed patents. We increased our equipment purchases in 2014 for our factories in China in an effort to provide more automation.
Net cash used for financing activities was $8.0 million during 2014 compared to net cash provided by financing activities of $10.0 million during 2013 and net cash used for financing activities of $17.6 million during 2012. During 2014, we purchased 383,978 shares of our common stock at a cost of $16.2 million, compared to 153,115 and 200,847 shares at a cost of $3.6 million and $3.5 million during 2013 and 2012, respectively. In addition, we made net debt payments of $16.4 million during 2012. Offsetting these cash outflows were proceeds from stock option exercises of $8.1 million during 2014 compared to proceeds of $12.4 million and $2.2 million during 2013 and 2012, respectively.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2014, we had 1,067,655 shares available for repurchase under the Board's authorizations. We hold repurchased shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.

Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$12,938	$3,035	$4,764	$2,548	$2,591
Capital lease obligations	53	20	33	—	—
Purchase obligations(1)	1,027	1,027	—	—	—
Total contractual obligations	$14,018	$4,082	$4,797	$2,548	$2,591

(1)	Purchase obligations consist of contractual payments to purchase tooling and other fixed assets.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances and anticipated cash flow to be generated from operations will be sufficient to cover cash outlays expected during 2015; however, because our cash is located in various jurisdictions throughout the world, we may at times need to borrow from our revolving line of credit until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A.

	On December 31,
	2014	2013	2012
Cash and cash equivalents	$112,521	$76,174	$44,593
Total debt	—	—	—
Available borrowing resources	54,987	54,987	55,000
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
On December 31, 2014, we had $43.5 million, $50.8 million, $12.9 million and $5.3 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at December 31, 2014.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.

Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2014, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at December 31, 2014, we had no outstanding borrowings under our revolving line of credit, from time to time we need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 9, 2014, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the year ended December 31, 2014.
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
Foreign Currency Exchange Rate Risk
At December 31, 2014, we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. For most other currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
It is difficult to estimate the impact of fluctuations on reported net income, as it depends on the opening and closing rates, the average net balance sheet positions held in a foreign currency and the amount of income generated in local currency. We routinely forecast what these balance sheet positions and income generated in local currency may be and we take steps to minimize exposure as we deem appropriate. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge. We do not enter into any derivative transactions for speculative purposes.
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency, net of the hedging impact of foreign currency contracts in place, with all other variables held constant. Based on our overall foreign currency rate exposure at December 31, 2014, we believe that movements in foreign currency rates may have a material effect on our financial position. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, Indian Rupee, and Singapore Dollar relative to the U.S. Dollar fluctuate 10% from December 31, 2014, net income in the first quarter of 2015 would fluctuate by approximately $6.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON, LLP
Los Angeles, California
March 5, 2015

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$112,521	$76,174
Accounts receivable, net	97,989	95,408
Inventories, net	97,474	96,309
Prepaid expenses and other current assets	6,856	4,395
Income tax receivable	77	13
Deferred income taxes	5,048	6,167
Total current assets	319,965	278,466
Property, plant, and equipment, net	76,135	75,570
Goodwill	30,739	31,000
Intangible assets, net	24,614	26,963
Deferred income taxes	6,146	6,455
Other assets	5,471	5,279
Total assets	$463,070	$423,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,991	$58,498
Line of credit	—	—
Accrued compensation	40,656	38,317
Accrued sales discounts, rebates and royalties	8,097	8,539
Accrued income taxes	4,263	3,032
Deferred income taxes	—	303
Other accrued expenses	13,358	11,229
Total current liabilities	136,365	119,918
Long-term liabilities:
Deferred income taxes	8,456	9,887
Income tax payable	566	606
Other long-term liabilities	2,062	2,052
Total liabilities	147,449	132,463
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,909,884 and 22,344,121 shares issued on December 31, 2014 and 2013, respectively	229	223
Paid-in capital	214,710	199,513
Accumulated other comprehensive income (loss)	(4,446)	2,982
Retained earnings	226,066	193,532
	436,559	396,250
Less cost of common stock in treasury, 7,008,475 and 6,639,497 shares on December 31, 2014 and 2013, respectively	(120,938)	(104,980)
Total stockholders' equity	315,621	291,270
Total liabilities and stockholders' equity	$463,070	$423,733
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$562,329	$529,354	$463,090
Cost of sales	395,429	377,892	329,653
Gross profit	166,900	151,462	133,437
Research and development expenses	16,975	16,447	14,152
Selling, general and administrative expenses	108,645	102,861	93,083
Operating income	41,280	32,154	26,202
Interest income (expense), net	11	51	(151)
Other income (expense), net	(840)	(3,169)	(1,413)
Income before provision for income taxes	40,451	29,036	24,638
Provision for income taxes	7,917	6,073	8,085
Net income	$32,534	$22,963	$16,553
Earnings per share:
Basic	$2.06	$1.51	$1.11
Diluted	$2.01	$1.47	$1.10
Shares used in computing earnings per share:
Basic	15,781	15,248	14,952
Diluted	16,152	15,601	15,110
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$32,534	$22,963	$16,553
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,428)	1,930	114
Comprehensive income	$25,106	$24,893	$16,667
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount	Shares	Amount				Totals
Balance at December 31, 2011	21,143	$211	(6,353)	$(98,877)	$173,701	$938	$154,016	$229,989
Net income							16,553	16,553
Currency translation adjustment						114		114
Shares issued for employee benefit plan and compensation	159	2			747			749
Purchase of treasury shares			(201)	(3,451)				(3,451)
Stock options exercised	189	2			2,202			2,204
Shares issued to Directors			38	535	(535)			—
Stock-based compensation expense					4,575			4,575
Tax benefit from exercise of non-qualified stock options and vested restricted stock					(83)			(83)
Balance at December 31, 2012	21,491	215	(6,516)	(101,793)	180,607	1,052	170,569	250,650
Net income							22,963	22,963
Currency translation adjustment						1,930		1,930
Shares issued for employee benefit plan and compensation	174	1			746			747
Purchase of treasury shares			(153)	(3,607)				(3,607)
Stock options exercised	679	7			12,364			12,371
Shares issued to Directors			30	420	(420)			—
Stock-based compensation expense					5,342			5,342
Tax benefit from exercise of non-qualified stock options and vested restricted stock					874			874
Balance at December 31, 2013	22,344	223	(6,639)	(104,980)	199,513	2,982	193,532	291,270
Net income							32,534	32,534
Currency translation adjustment						(7,428)		(7,428)
Shares issued for employee benefit plan and compensation	160	2			845			847
Purchase of treasury shares			(384)	(16,168)				(16,168)
Stock options exercised	391	4			8,118			8,122
Shares issued to Directors	15	—	15	210	(210)			—
Stock-based compensation expense					6,444			6,444
Balance at December 31, 2014	22,910	$229	(7,008)	$(120,938)	$214,710	$(4,446)	$226,066	$315,621
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash provided by operating activities:
Net income	$32,534	$22,963	$16,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,244	18,363	17,613
Provision for doubtful accounts	249	190	73
Provision for inventory write-downs	3,473	3,680	2,994
Deferred income taxes	(538)	(1,617)	2,536
Tax benefit from exercise of stock options and vested restricted stock	—	874	(83)
Excess tax benefit from stock-based compensation	—	(1,274)	(111)
Shares issued for employee benefit plan	847	747	749
Stock-based compensation	6,444	5,342	4,575
Changes in operating assets and liabilities:
Accounts receivable	(7,966)	(4,509)	(8,998)
Inventories	(8,161)	(15,353)	2,987
Prepaid expenses and other assets	(2,803)	(633)	(588)
Accounts payable and accrued expenses	19,964	2,285	8,186
Accrued income taxes	1,186	(364)	(2,943)
Net cash provided by operating activities	63,473	30,694	43,543
Cash used for investing activities:
Acquisition of property, plant, and equipment	(16,566)	(10,355)	(10,463)
Acquisition of intangible assets	(1,853)	(1,319)	(1,140)
Net cash used for investing activities	(18,419)	(11,674)	(11,603)
Cash (used for) provided by financing activities:
Issuance of debt	—	19,500	30,800
Payment of debt	—	(19,500)	(47,200)
Debt issuance costs	—	—	(42)
Proceeds from stock options exercised	8,122	12,371	2,204
Treasury stock purchased	(16,168)	(3,607)	(3,451)
Excess tax benefit from stock-based compensation	—	1,274	111
Net cash (used for) provided by financing activities	(8,046)	10,038	(17,578)
Effect of exchange rate changes on cash	(661)	2,523	859
Net increase (decrease) in cash and cash equivalents	36,347	31,581	15,221
Cash and cash equivalents at beginning of year	76,174	44,593	29,372
Cash and cash equivalents at end of period	$112,521	$76,174	$44,593

Supplemental Cash Flow Information:
Income taxes paid	$7,178	$6,068	$10,445
Interest paid	$—	$44	$304
See Note 5 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
Note 1 — Description of Business
Universal Electronics Inc. ("UEI"), based in Southern California, develops and manufactures a broad line of easy-to-use, pre-programmed universal wireless control products and audio-video accessories as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home entertainment environment. In addition, over the past 27 years we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.
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
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.2 million, $1.2 million, and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $11.3 million, $11.3 million and $9.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
DECEMBER 31, 2014

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
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost. The cost of property, plant, and equipment includes the purchase price of the asset and all expenditures necessary to prepare the asset for its intended use. We capitalize additions and improvements and expense maintenance and repairs as incurred. To qualify for capitalization, an asset, excluding computer equipment, must have a useful life greater than one year and a cost equal to or greater than $5,000 for individual assets or $5,000 for assets purchased in bulk. To qualify for capitalization, computer equipment, must have a useful life of greater than one year and a cost equal to or greater than $1,000 for individual assets or $5,000 for assets purchased in bulk.
We capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software.
For financial reporting purposes, depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included as a component of depreciation expense.
Estimated useful lives consist of the following:

Buildings	25-33 Years
Tooling and equipment	2-5 Years
Computer equipment	3-5 Years
Software	3-7 Years
Furniture and fixtures	5-8 Years
Leasehold and building improvements	Lesser of lease term or useful life (approximately 2 to 10 years)
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
Capitalized Software Development Costs
Costs incurred to develop software for resale are expensed when incurred as research and development expense until technological feasibility has been established. We have determined that technological feasibility for our products is typically established when a working prototype is complete. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The amortization of capitalized software development costs begins when the related product is available for general release to customers. The amortization period is generally two years.
We compare the unamortized capitalized software development costs of a product to its net realizable value at each balance sheet date. The amount by which the unamortized capitalized software development costs exceed the product's net realizable value is written off. The net realizable value is the estimated future gross revenues of a product reduced by its estimated completion and disposal costs. Any remaining amount of capitalized software development costs are considered to be the cost for subsequent accounting periods and the amount of the write-down is not subsequently restored. See Note 7 for further information concerning capitalized software development costs.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 3 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2014	2013
United States	$43,546	$30,082
Asia	50,799	34,627
Europe	12,912	7,161
South America	5,264	4,304
Total cash and cash equivalents	$112,521	$76,174
Note 4 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

	December 31,
(In thousands)	2014	2013
Trade receivables, gross	$91,605	$94,325
Allowance for doubtful accounts	(616)	(478)
Allowance for sales returns	(617)	(865)
Net trade receivables	90,372	92,982
Other	7,617	2,426
Accounts receivable, net	$97,989	$95,408
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$478	$322	$1,021
Additions to costs and expenses	249	190	73
(Write-offs)/FX effects	(111)	(34)	(772)
Balance at end of period	$616	$478	$322
Sales Returns
The allowance for sales returns at December 31, 2014 and 2013 included reserves for items returned prior to year-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.4 million and $0.5 million on December 31, 2014 and 2013, respectively. The value of these returned goods was included in our inventory balance at December 31, 2014 and 2013.
Significant Customer
Net sales to the following customer totaled more than 10% of our net sales:

	Year Ended December 31,
	2014		2013		2012
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
DIRECTV	$58,622	10.4%	$82,679	15.6%	$78,325	16.9%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The loss of this customer or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.
Note 5 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

	December 31,
(In thousands)	2014	2013
Raw materials	$24,763	$18,990
Components	16,170	18,623
Work in process	2,622	2,017
Finished goods	56,458	59,393
Reserve for excess and obsolete inventory	(2,539)	(2,714)
Inventories, net	$97,474	$96,309

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of period	$2,714	$2,024	$3,447
Additions charged to costs and expenses (1)	3,181	3,387	2,511
Sell through (2)	(869)	(365)	(1,166)
Write-offs/FX effects	(2,487)	(2,332)	(2,768)
Balance at end of period	$2,539	$2,714	$2,024

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.3 million, $0.3 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)	These amounts represent the reversal of reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Maxim Integrated Products International Limited provided $31.2 million or 10.7% of total inventory purchases during the year ended December 31, 2014. No single supplier provided more than 10% of our total inventory purchases during the years ended December 31, 2013 and 2012.

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Year Ended December 31,
	2014		2013		2012
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$9,188	3.2%	$9,846	3.5%	$8,845	3.8%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Total accounts payable to this vendor were as follows:

	December 31,
	2014		2013
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$2,378	3.4%	$2,439	4.2%
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
Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2014	2013
Buildings	$51,046	$51,901
Machinery and equipment	52,449	48,859
Tooling	22,558	26,495
Leasehold and building improvements	18,344	17,749
Software	10,957	9,754
Furniture and fixtures	3,899	3,835
Computer equipment	4,421	3,837
	163,674	162,430
Accumulated depreciation	(90,048)	(87,703)
	73,626	74,727
Construction in progress	2,509	843
Total property, plant, and equipment, net	$76,135	$75,570
Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $14.1 million, $14.2 million and $13.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The net book value of property, plant, and equipment located within the People's Republic of China ("PRC") was $66.0 million and $68.2 million on December 31, 2014 and 2013, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Construction in progress was as follows:

	December 31,
(In thousands)	2014	2013
Buildings	$146	$—
Machinery and equipment	1,045	158
Tooling	284	134
Leasehold and building improvements	370	104
Software	335	372
Other	329	75
Total construction in progress	$2,509	$843
We expect that the assets under construction will be placed into service during the first quarter of 2015. We will begin to depreciate the cost of these assets under construction once they are placed into service.
Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2012	$30,890
FX effects	110
Balance at December 31, 2013	$31,000
FX effects	(261)
Balance at December 31, 2014	$30,739

We conducted annual goodwill impairment reviews on December 31, 2014, 2013, and 2012 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.
Intangible Assets, Net
The components of intangible assets, net were as follows:

	December 31,
	2014			2013
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Distribution rights (10 years)	$347	$(76)	$271	$395	$(52)	$343
Patents (10 years)	10,107	(4,736)	5,371	8,879	(4,251)	4,628
Trademark and trade names (10 years)	2,001	(834)	1,167	2,841	(1,411)	1,430
Developed and core technology (5-15 years)	3,506	(1,373)	2,133	3,506	(1,140)	2,366
Capitalized software development costs (2 years)	276	(85)	191	311	(133)	178
Customer relationships (10-15 years)	26,406	(10,925)	15,481	26,406	(8,388)	18,018
Total intangible assets, net	$42,643	$(18,029)	$24,614	$42,338	$(15,375)	$26,963

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.9 million and $6.6 million on December 31, 2014 and 2013, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cost of sales	$153	$213	$312
Selling, general and administrative	4,009	3,914	3,862
Total amortization expense	$4,162	$4,127	$4,174

Estimated future amortization expense related to our intangible assets at December 31, 2014, is as follows:

(In thousands)
2015	$4,153
2016	4,100
2017	4,015
2018	3,996
2019	3,995
Thereafter	4,355
Total	$24,614
The remaining weighted average amortization period of our intangible assets is 6.2 years.
Note 8 — Line of Credit
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at December 31, 2014.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2014, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
We had no interest expense on borrowings during the year ended December 31, 2014. Our total interest expense on borrowings was $23 thousand and $0.2 million during the years ended December 31, 2013 and 2012, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 9 — Income Taxes
Pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Domestic operations	$(2,793)	$2,425	$(2,203)
Foreign operations	43,244	26,611	26,841
Total	$40,451	$29,036	$24,638

The provision for income taxes charged to operations were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current tax expense:
U.S. federal	$47	$971	$(891)
State and local	49	254	(75)
Foreign	8,127	6,426	6,464
Total current	8,223	7,651	5,498
Deferred tax (benefit) expense:
U.S. federal	(687)	(101)	(882)
State and local	74	(67)	3,630
Foreign	307	(1,410)	(161)
Total deferred	(306)	(1,578)	2,587
Total provision for income taxes	$7,917	$6,073	$8,085
Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Inventory reserves	$904	$1,582
Capitalized research costs	79	97
Capitalized inventory costs	684	920
Net operating losses	1,151	1,101
Acquired intangible assets	143	49
Accrued liabilities	4,168	4,215
Income tax credits	8,568	5,982
Stock-based compensation	1,749	2,260
Total deferred tax assets	17,446	16,206
Deferred tax liabilities:
Depreciation	(4,402)	(4,679)
Allowance for doubtful accounts	(180)	(80)
Amortization of intangible assets	(2,154)	(2,583)
Other	(2,256)	(1,600)
Total deferred tax liabilities	(8,992)	(8,942)
Net deferred tax assets before valuation allowance	8,454	7,264
Less: Valuation allowance	(5,716)	(4,832)
Net deferred tax assets	$2,738	$2,432

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Tax provision at statutory U.S. rate	$13,753	$9,872	$8,377
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(580)	(397)	(246)
Foreign tax rate differential	(7,150)	(3,804)	(3,488)
Nondeductible items	1,093	989	388
Federal research and development credits	(842)	(1,149)	(369)
Change in deductibility of social insurance	688	214	617
Valuation allowance	661	520	2,592
Other	294	(172)	214
Tax provision	$7,917	$6,073	$8,085
At December 31, 2014, we had federal and state Research and Experimentation ("R&E") income tax credit carryforwards of approximately $1.8 million and $7.3 million, respectively. The federal R&E credits begin to expire in 2032. The state R&E income tax credits do not have an expiration date.
At December 31, 2014, we had federal, state and foreign net operating losses of approximately $2.4 million, $6.0 million and $0.1 million, respectively. Included in the Company's U.S. net operating loss deferred tax assets above is approximately $7.9 million of unrealized gross deferred tax assets attributable to excess tax benefits associated with stock-based compensation that will impact stockholders' equity if and when such excess benefits are ultimately realized. Of the federal and state net operating losses above, $2.3 million and $3.8 million, respectively, were acquired as part of our 2004 acquisition of SimpleDevices. The federal, state, and foreign net operating loss carryforwards begin to expire during 2024, 2018, and 2022, respectively.
Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that may be utilized if certain changes to a company’s ownership occur. Our 2004 acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carryforwards of SimpleDevices are limited but considered realizable in future periods. The annual federal limitation is approximately $0.6 million for 2014 and thereafter.
At December 31, 2014, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carry-back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state R&E income tax credits generated during the prior years and current year, the Company established a valuation allowance against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Accordingly, a valuation allowance of $3.9 million was recorded as of December 31, 2012 related to the state R&E deferred tax asset. The total valuation allowance increased by $0.9 million and $0.8 million as of December 31, 2014 and 2013, respectively.
During the year ended December 31, 2013 we recognized an increase to paid-in capital and a decrease to income taxes payable of $0.9 million, related to the tax benefit from the exercise of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans. During the year ended December 31, 2012 we recognized a decrease to paid-in capital and an increase to income taxes payable of $0.1 million, related to the tax benefit from the exercise of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

During 2012, China's State Administration of Taxation issued Circular 15 which required us to reevaluate our foreign deferred tax assets relating to our Chinese subsidiaries. These subsidiaries have recorded a deferred tax asset for social insurance and housing funds with the intent of being able to deduct these expenses once such liabilities have been settled. Circular 15 stipulates that payments into the aforementioned funds must be made within five years of recording the initial accrual or the tax deduction for these expenses will be forfeited. At December 31, 2014, we evaluated fund payments made prior to the preceding five years and determined that $0.7 million of our foreign deferred tax assets would not provide a future tax benefit due to the change in Chinese law. In adhering to the new law, we recorded increases to income tax expense of $0.7 million, $0.2 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, relating to decreases in the deferred tax assets of our Chinese subsidiaries.
Uncertain Tax Positions
At December 31, 2014 and 2013, we had unrecognized tax benefits of approximately $3.6 million and $3.6 million, including interest and penalties, respectively. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest and penalties are included in the unrecognized tax benefits.
Our gross unrecognized tax benefits at December 31, 2014, 2013 and 2012, and the changes during those years then ended, were as follows:

(In thousands)	2014	2013	2012
Beginning balance	$3,490	$5,006	$5,387
Additions as a result of tax provisions taken during the current year	213	357	261
Subtractions as a result of tax provisions taken during the prior year	(150)	(126)	(346)
Foreign currency translation	(8)	45	—
Lapse in statute of limitations	(59)	(63)	(296)
Settlements	—	(1,729)	—
Ending balance	$3,486	$3,490	$5,006
Approximately $3.2 million, $3.2 million and $4.7 million of the total amount of gross unrecognized tax benefits at December 31, 2014, 2013 and 2012, respectively, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.5 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. At December 31, 2014, the open statutes of limitations for our significant tax jurisdictions are the following: federal are 2011 through 2013, state are 2010 through 2013 and foreign are 2008 through 2013.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 10 — Accrued Compensation
The components of accrued compensation were as follows:

	December 31,
(In thousands)	2014	2013
Accrued social insurance(1)	$19,941	$20,492
Accrued salary/wages	6,114	5,324
Accrued vacation/holiday	2,222	2,113
Accrued bonus(2)	8,492	7,186
Accrued commission	1,797	1,350
Accrued medical insurance claims	236	201
Other accrued compensation	1,854	1,651
Total accrued compensation	$40,656	$38,317

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2014 and 2013.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.6 million and $0.6 million at December 31, 2014 and 2013, respectively.

Note 11 — Other Accrued Expenses
The components of other accrued expenses were as follows:

	December 31,
(In thousands)	2014	2013
Advertising and marketing	$174	$238
Deferred revenue	648	—
Duties	947	797
Freight and handling fees	1,522	1,581
Product development	751	614
Product warranty claim costs	353	41
Professional fees	1,493	1,757
Sales taxes and VAT	2,057	1,637
Third-party commissions	553	511
Tooling (1)	1,089	758
Unrealized loss on foreign currency exchange futures contracts	113	2
Utilities	275	311
Other	3,383	2,982
Total other accrued expenses	$13,358	$11,229

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 12 — Leases
We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.
Rent expense for our operating leases was $3.7 million, $3.5 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Estimated future minimum non-cancelable operating lease payments at December 31, 2014 were as follows:

(In thousands)	Amount
2015	$3,035
2016	2,585
2017	2,179
2018	1,662
2019	886
Thereafter	2,591
Total operating lease commitments	$12,938
Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 48 months to 125 months. The related short term liability is recorded in other accrued expenses (see Note 11) and the related long term liability is recorded in other long term liabilities. The total liability related to rent escalations was $1.1 million and $1.0 million at December 31, 2014 and 2013, respectively.
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
Prepaid Leases
We operate two factories within the PRC on which the land is leased from the government as of December 31, 2014. These land leases were prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained land-use right certificates for the land pertaining to these factories.
The first factory is located in the city of Guangzhou in the Guangdong province. The remaining net book value of this prepaid lease was $1.4 million on December 31, 2014, and will be amortized on a straight-line basis over approximately 15 years. The buildings located on this land had a net book value of $13.4 million on December 31, 2014 and will be depreciated over a remaining weighted average period of 17 years.
The second factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this prepaid lease was $2.8 million on December 31, 2014, and will be amortized on a straight-line basis over the remaining term of approximately 44 years. The buildings located on this land had a net book value of $23.6 million on December 31, 2014 and will be depreciated over a remaining weighted average period of 25 years.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of period	$41	$404	$6
Accruals for warranties issued during the period	1,178	416	398
Settlements (in cash or in kind) during the period	(866)	(779)	—
Balance at end of period	$353	$41	$404
Litigation
On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC was infringing, directly and indirectly, four of our patents related to remote control technology. We alleged that this complaint related to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We sought monetary relief for the infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC denied infringing our patents and asserted a variety of counterclaims and affirmative defenses including invalidity and unenforceability of our patents, misuse of patents, and a breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. In March 2014, the Court further narrowed the scope of this litigation granting URC’s motion for summary judgment with respect to certain issues that effectively removed two additional patents. In March 2014, the Court also granted our motion for summary judgment on certain of URC’s defenses and counterclaims, including URC’s counterclaim for breach of contract. A trial was held from May 6, 2014 through May 20, 2014, and the jury returned a verdict that URC did not infringe on our remaining patent, and found for URC on patent validity and several equitable defenses in the lawsuit, although the jury's verdict on the equitable defenses was advisory in nature. A hearing on motions pertaining to the jury's verdict was held on August 18, 2014. On December 16, 2014, the Court entered its findings of fact and conclusions of law on the equitable issues and determined that our assertion of URC’s infringement of one of the patents at issue was barred by laches, but not by equitable estoppel or patent misuse. Further, the Court determined that our right to seek relief was not barred by unclean hands and on January 27, 2015, final judgment was entered by the Court accepting the jury’s verdict pertaining to invalidity, non-infringement, marking, and the equitable defense of laches and ordered us to pay URC’s costs of litigation, exclusive of attorney's fees, estimated to be immaterial in amount. On January 22, 2015, URC filed a motion seeking to recover its attorney’s fees incurred in connection with its defense of this lawsuit. We are opposing this motion. A hearing is scheduled for March 9, 2015 on this motion and at the present time, we cannot determine the likely outcome of this motion nor can we estimate the amount URC may claim or ultimately what amount, if any, the Court may award, which could be significant. On February 26, 2015, URC filed its notice of appeal with respect to rulings against it pertaining to the issues of patent misuse, unclean hands, implied license and all adverse orders, decisions, and opinions rulings of the Court, which appeal we will vigorously defend against. Further, we are currently evaluating whether to appeal any of the issues decided by the Court.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In this second lawsuit, we are alleging that URC is infringing, directly and indirectly, ten additional patents that we own related to remote control technology. As in the first lawsuit, in this second lawsuit we have alleged that this complaint relates to multiple URC remote control products. We are seeking monetary relief for infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In mid-July 2013, URC filed a Notice of Related Cases seeking to join this lawsuit with the lawsuit we filed against URC on March 2, 2012 and we did not object to this Notice. Consequently, this lawsuit was transferred to the Judge and Magistrate hearing our first lawsuit filed against URC. In addition, URC answered this complaint with a denial of infringement, asserting affirmative defenses, and seeking a ruling that URC has not infringed our patents, that our patents are invalid and unenforceable, that the patents have been licensed to URC, and an award of attorneys’ fees and costs. In mid-November 2013, we filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd, a South Korean entity, and Ohsung Electronics USA, Inc., a California entity, (collectively "Ohsung"), to the lawsuit. In February 2014, Ohsung answered and counterclaimed with a general denial of wrongdoing and asserted the standard affirmative defenses of non-infringement, invalidity and unenforceability of our patents and breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. In March 2014, we answered by disputing Ohsung’s defenses and with a general denial of Ohsung’s breach of contract complaint. In late June and early July of 2014, URC and Ohsung requested inter partes review ("IPR") with the US Patent and Trademark Office ("Patent Office" or "USPTO") for each of the ten patents pending in the second URC lawsuit. We intend to vigorously defend each patent before the Patent Office. During December 2014 and January 2015, the Patent Office issued its decisions on URC’s petitions and accepted for review all claims at issue with respect to five of the patents, certain claims at issue with respect to two of the patents and denied in full the request to review the other three patents at issue.We are presently reviewing the Patent Office’s decisions to determine our next steps which could include appealing the Patent Office’s acceptance of some or all of the seven patents and/or defending the patents in front of the USPTO. While the Patent Office was considering the IPR requests, this second lawsuit was stayed by the Court. On March 2, 2015, the parties filed a Joint Stipulation agreeing that the stay continue while the Patent Office decides the IPRs, which decisions are not expected until January 2016.
On September 23, 2013, we filed a lawsuit against Peel Technologies, Inc. ("Peel") in the United States District Court, Central District of California (Universal Electronics Inc. v. Peel Technologies, Inc., SACV13-01484 GAF (RNBx)) alleging that Peel is infringing, directly and indirectly, five of our patents related to remote control technology. We have alleged that this complaint relates to software and hardware used in connection with remote control devices, including Peel’s software products called "TV App" (sometimes referred to as "Sense TV"), "WatchOn App" and "Peel Smart Remote App," and a product called "Peel Universal Remote" consisting of a Peel "Fruit" hardware device and a software component for use with the iOS operating system. We are seeking monetary relief for the infringement, including enhanced damages due to the willfulness of Peel’s actions, injunctive relief to enjoin Peel from further infringement, including contributory infringement and/or inducing infringement, and attorney’s fees. On November 14, 2013, Peel answered our complaint with a general denial that it is infringing our patents and has filed counter-claims, seeking declaratory judgments that our patents are not infringed and are invalid. They are also seeking attorney’s fees. In our reply to Peel’s counterclaims, which we filed on December 5, 2013, we asked the Court to deny and dismiss with prejudice Peel’s counterclaims and sought after relief. In April 2014, both parties were granted leave by the court to amend the pleadings in the case. We added four additional patents related to remote control technology, and Peel filed a counterclaim against us alleging we are infringing one patent related to remote control technology which they recently acquired. We answered Peel’s counterclaim with a general denial of infringement and added our affirmative defenses of non-infringement, invalidity and unenforceability. A "Markman" hearing was held August 13, 2014 and the Court issued a ruling on September 17, 2014 which we believe supports our current claims of infringement against Peel. On November 10, 2014, the parties entered into a confidential settlement agreement in which the parties agreed to dismiss their respective patent infringement claims against each other without prejudice. This settlement had no impact on our consolidated financial condition, results of operations or cash flows. As part of this agreement, Peel agreed to modify and update its products to avoid our allegations of infringement. We intend to review any updated versions of the Peel products to determine their compliance with our agreement, and will determine an appropriate course of action following such review which we anticipate will take place within the first quarter of 2015.
In March 2014, two of our subsidiaries, Gemstar Technology (China) Co. Ltd. and Gemstar Technology (Yangzhou) Co. Ltd., each filed arbitration requests in Hong Kong under the arbitration rules of the Hong Kong International Arbitration Centre (the "HKIAC") against Dongguan City Liwang Battery Co. Ltd. ("LiWang"). In these requests, our subsidiaries claimed that LiWang supplied defective batteries and sought damages incurred as a result. LiWang opposed jurisdiction under the HKIAC and, in turn, filed claims against Gemstar Technology (China) Co. Ltd. in the People’s Court of Panyu District, and against Gemstar Technology (Yangzhou) Co., Ltd. in the People’s Court of Bao Ying District, each alleging breach of contract and that jurisdiction should be in China. We opposed these claims and were awaiting a final ruling by the China Courts. On August 29, 2014, the parties entered into a confidential Settlement Agreement whereby the parties each agreed to withdraw and terminate with prejudice and settle all

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

of their respective claims and actions against the other parties. The settlement of this matter did not have a material impact on our consolidated financial condition, results of operations or cash flows.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2014 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2014, approximately 39 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2014 and 2013 for the India Plan was not material. During the years ended December 31, 2014, 2013, and 2012, the net periodic benefit costs were also not material.
Note 14 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Shares repurchased	384	153	201
Cost of shares repurchased	$16,168	$3,607	$3,451
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the years ended December 31, 2014, 2013, and 2012, we issued 15,000, 30,000, and 37,500 shares from treasury, respectively, to outside directors for services performed (see Note 16).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2014, we had 1,067,655 shares available for repurchase under the Board's authorizations.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
United States	$201,579	$195,308	$165,209
Asia (excluding PRC)	129,614	107,886	108,979
People’s Republic of China	98,057	89,918	76,873
Europe	70,663	72,852	61,617
Latin America	38,912	35,179	28,677
Other	23,504	28,211	21,735
Total net sales	$562,329	$529,354	$463,090
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

	December 31,
(In thousands)	2014	2013
United States	$5,716	$4,662
People's Republic of China	70,619	72,957
All other countries	5,271	3,230
Total long-lived tangible assets	$81,606	$80,849
Note 16 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cost of sales	$16	$1	$—
Research and development	323	226	223
Selling, general and administrative:
Employees	4,927	4,494	3,733
Outside directors	1,178	621	619
Total stock-based compensation expense	$6,444	$5,342	$4,575

Income tax benefit	$1,897	$1,575	$1,488

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Stock Options
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2014	2013	2012
Weighted average fair value of grants (1)	$13.64	$9.26	$9.57
Risk-free interest rate	1.29%	0.95%	0.86%
Expected volatility	44.84%	53.39%	55.22%
Expected life in years	4.56	5.20	5.15

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.

Stock option activity was as follows:

	2014				2013				2012
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	924	$22.04			1,412	$20.56			1,502	$19.53
Granted	133	35.28			201	19.68			153	19.92
Exercised	(391)	20.76		$10,651	(679)	18.22		$8,355	(189)	11.62		$1,155
Forfeited/canceled/expired	(16)	20.77			(10)	24.75			(54)	21.48
Outstanding at end of the year (1)	650	$25.56	5.59	$25,653	924	$22.04	6.09	$14,854	1,412	$20.56	4.91	$2,452
Vested and expected to vest at the end of the year (1)	649	$25.57	5.58	$25,618	921	$22.05	6.08	$14,791	1,409	$20.56	4.90	$2,446
Exercisable at the end of the year (1)	421	$23.84	4.87	$17,345	671	$22.62	5.14	$10,388	1,181	$20.24	4.25	$2,347

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2014, 2013, and 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2014, 2013, and 2012. This amount will change based on the fair market value of our stock.

During the years ended December 31, 2014, 2013, and 2012, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2014, 2013, and 2012 was $8.1 million, $12.4 million, and $2.2 million, respectively. The actual tax benefit realized from option exercises was $3.1 million, $2.3 million and $0.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Significant option groups outstanding at December 31, 2014 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000’s)	Weighted-Average Remaining Years of Contractual Life	Weighted-Average Exercise Price	Number Exercisable (in 000’s)	Weighted-Average Exercise Price
$16.64 to $17.60	9	0.39	$17.43	9	$17.43
18.25 to 21.95	319	6.44	20.17	223	20.42
24.91 to 29.25	184	4.04	28.00	184	28.00
35.28 to 35.35	138	6.01	35.28	5	35.35
	650	5.59	$25.56	421	$23.84
As of December 31, 2014, we expect to recognize $2.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

On February 12, 2015, the Board of Directors granted certain executive employees 73,680 stock options in connection with the 2014 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 12, 2016 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.8 million.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	205	$24.43
Granted	205	15.22
Vested	(133)	21.91
Forfeited	(7)	23.11
Non-vested at December 31, 2012	270	18.72
Granted	196	28.86
Vested	(178)	20.44
Forfeited	(3)	15.49
Non-vested at December 31, 2013	285	24.64
Granted	155	51.29
Vested	(171)	25.78
Forfeited	(3)	37.78
Non-vested at December 31, 2014	266	$39.28
As of December 31, 2014, we expect to recognize $9.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.3 years.
On February 12, 2015, the Board of Directors granted certain executive employees 27,845 restricted stock awards in connection with the 2014 annual review cycle. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 12, 2016 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.8 million.
Stock Incentive Plans
Our active stock-based incentive plans include those adopted in 1998, 1999, 2002, 2003, 2006, 2010 and 2014 ("Stock Incentive Plans"). Under the Stock Incentive Plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our Stock Incentive Plans. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.
The grant price of stock option and restricted stock awards granted under our Stock Incentive Plans is the average of the high and low trades of our stock on the grant date. We prohibit the re-pricing or backdating of stock options. Our stock options become exercisable in various proportions over a three- or four-year time frame. Stock options have a maximum ten-year term. Restricted stock awards vest in various proportions over a one- to three-year time period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2014:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
1998 Stock Incentive Plan	5/27/1998	630,000	—	5,000
1999A Stock Incentive Plan	10/7/1999	1,000,000	—	22,500
2002 Stock Incentive Plan	2/5/2002	1,000,000	—	13,480
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	77,556
2006 Stock Incentive Plan	6/13/2006	1,000,000	2,250	201,247
2010 Stock Incentive Plan	6/15/2010	1,000,000	49,164	509,260
2014 Stock Incentive Plan	6/12/2014	1,100,000	998,000	87,000
			1,049,414	916,043
Note 17 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net gain (loss) on foreign currency exchange contracts(1)	$(491)	$888	$35
Net gain (loss) on foreign currency exchange transactions	(363)	(4,155)	(1,721)
Other income	14	98	273
Other income (expense), net	$(840)	$(3,169)	$(1,413)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 19 for further details).
Note 18 — Earnings Per Share
Earnings per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2014	2013	2012
BASIC
Net income	$32,534	$22,963	$16,553
Weighted-average common shares outstanding	15,781	15,248	14,952
Basic earnings per share	$2.06	$1.51	$1.11
DILUTED
Net income	$32,534	$22,963	$16,553
Weighted-average common shares outstanding for basic	15,781	15,248	14,952
Dilutive effect of stock options and restricted stock	371	353	158
Weighted-average common shares outstanding on a diluted basis	16,152	15,601	15,110
Diluted earnings per share	$2.01	$1.47	$1.10
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Stock options	52	366	1,038
Restricted stock awards	10	18	166

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 19 — Derivatives
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

Gains and losses on derivatives are recorded in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair values of our derivative financial instruments represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. We have determined that the fair value of our derivatives are derived from level 2 inputs in the fair value hierarchy. The following table sets forth the fair value of derivatives:

	December 31, 2014				December 31, 2013
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$810	$—	$810	$—	$509	$—	$509
We held foreign currency exchange contracts which resulted in a net pre-tax loss of approximately $0.5 million, a net pre-tax gain of approximately $0.9 million, and a net pre-tax gain of $35 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.
Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2014	USD/Euro	USD	$5.0	1.2450	$140	January 23, 2015
December 31, 2014	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.2757	$174	January 16, 2015
December 31, 2014	USD/Brazilian Real	USD	$5.0	2.3401	$609	January 16, 2015
December 31, 2014	USD/Brazilian Real	Brazilian Real	$2.5	2.5442	$(113)	January 16, 2015
December 31, 2013	USD/Euro	Euro	$11.0	1.3782	$(2)	January 31, 2014
December 31, 2013	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$15.0	6.2047	$358	January 15, 2014
December 31, 2013	USD/Brazilian Real	USD	$3.0	2.3442	$34	January 17, 2014
December 31, 2013	USD/Brazilian Real	USD	$2.0	2.2301	$119	January 17, 2014

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.
Note 20 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.8 million, $0.7 million and $0.6 million of expense for company contributions for the years ended December 31, 2014, 2013, and 2012, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 21 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	2014
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$129,845	$146,315	$147,780	$138,389
Gross profit	36,546	43,558	45,115	41,681
Operating income	5,990	11,674	13,785	9,831
Net income	4,273	8,488	10,871	8,902
Earnings per share (1):
Basic	$0.27	$0.54	$0.69	$0.56
Diluted	$0.26	$0.53	$0.68	$0.55
Shares used in computing earnings per share:
Basic	15,787	15,784	15,723	15,831
Diluted	16,163	16,141	16,103	16,204

	2013
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$114,722	$136,109	$142,389	$136,134
Gross profit	32,549	37,836	40,449	40,628
Operating income	3,895	9,976	10,471	7,812
Net income	2,946	5,841	8,623	5,553
Earnings per share (1):
Basic	$0.20	$0.39	$0.56	$0.36
Diluted	$0.19	$0.38	$0.55	$0.35
Shares used in computing earnings per share:
Basic	14,965	15,098	15,324	15,602
Diluted	15,225	15,419	15,743	16,011

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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Los Angeles, California
March 5, 2015

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption "SEC Filings" on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2014:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	613,987	$25.36	1,049,414
Equity compensation plans not approved by security holders	35,980	29.03	—
Total	649,967	$25.56	1,049,414

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 5, 2015
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 5, 2015

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 5, 2015

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 5, 2015

William C. Mulligan Director	/s/ William C. Mulligan	March 5, 2015

J. C. Sparkman Director	/s/ J.C. Sparkman	March 5, 2015

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 5, 2015

Carl E. Vogel Director	/s/ Carl E. Vogel	March 5, 2015

Edward K. Zinser Director	/s/ Edward K. Zinser	March 5, 2015

EXHIBIT INDEX

Exhibit Number	Document Description

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

*10.6
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

*10.11
Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

Exhibit Number	Document Description

*10.12
Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.13
Form of Universal Electronics Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix C to the Company's Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044))

10.14
Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

*10.15
Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

*10.16	Form of Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.17
Pledge Agreement dated November 1, 2010 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

10.18
Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 011 (File No. 0-21044))

*10.19
Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Appendix C to the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 30, 2010 (File No. 0-21044))

*10.20
Form of Option Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.21
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.22
Form of Second Amendment to Executive Officer Employment Agreement dated February 29, 2008 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013 (File No. 0-21044))

10.23
Acknowledgment and Agreement of Pledgor dated October 26, 2011 from UEI Hong Kong Private Limited (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 0-21044))

10.24
Standard Office Lease between Universal Electronics Inc. and The Realty Associates Fund VIII, L.P., dated May 11, 2012 (Incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 11, 2012 filed on May 18, 2012 (File No. 0-21044))

10.25
Amended and Restated Credit Agreement dated October 2, 2012 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013 (File No. 0-21044))

*10.26
Summary of Universal Electronics Inc. 2013 Director Compensation (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on 10-K for the year ended December 31, 2013 filed on March 12, 2014 (File No. 0-21044))

*10.27
Universal Electronics Inc. 2003 Stock Incentive Plan, Universal Electronics Inc. Compensation Plan for Outside Members of the Board of Directors (2001), and Universal Electronics Inc. 2004 Directors' Compensation Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 12, 2014 (File No. 333-194511))

*10.28	Universal Electronics Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

Exhibit Number	Document Description

*10.29
Form of Option Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.30
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

10.31	First Amendment to Amended and Restated Credit Agreement dated October 9, 2014 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.