Form 10-Q
period 2015-03-31
UNIVERSAL ELECTRONICS INC
filed 2015-05-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,864,518 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 5, 2015.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$97,102	$112,521
Accounts receivable, net	93,808	97,989
Inventories, net	100,181	97,474
Prepaid expenses and other current assets	5,817	6,856
Income tax receivable	69	77
Deferred income taxes	5,203	5,048
Total current assets	302,180	319,965
Property, plant, and equipment, net	79,149	76,135
Goodwill	30,525	30,739
Intangible assets, net	24,225	24,614
Deferred income taxes	6,802	6,146
Other assets	5,682	5,471
Total assets	$448,563	$463,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,201	$69,991
Line of credit	—	—
Accrued compensation	34,219	40,656
Accrued sales discounts, rebates and royalties	6,770	8,097
Accrued income taxes	3,446	4,263
Deferred income taxes	—	—
Other accrued expenses	12,406	13,358
Total current liabilities	121,042	136,365
Long-term liabilities:
Deferred income taxes	8,474	8,456
Income tax payable	566	566
Other long-term liabilities	2,044	2,062
Total liabilities	132,126	147,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,992,947 and 22,909,884 shares issued on March 31, 2015 and December 31, 2014, respectively	230	229
Paid-in capital	218,615	214,710
Accumulated other comprehensive income (loss)	(8,704)	(4,446)
Retained earnings	231,255	226,066
	441,396	436,559
Less cost of common stock in treasury, 7,077,935 and 7,008,475 shares on March 31, 2015 and December 31, 2014, respectively	(124,959)	(120,938)
Total stockholders' equity	316,437	315,621
Total liabilities and stockholders' equity	$448,563	$463,070
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$132,705	$129,845
Cost of sales	95,296	93,299
Gross profit	37,409	36,546
Research and development expenses	4,434	4,277
Selling, general and administrative expenses	26,872	26,279
Operating income	6,103	5,990
Interest income (expense), net	110	(16)
Other income (expense), net	230	(349)
Income before provision for income taxes	6,443	5,625
Provision for income taxes	1,254	1,352
Net income	$5,189	$4,273
Earnings per share:
Basic	$0.33	$0.27
Diluted	$0.32	$0.26
Shares used in computing earnings per share:
Basic	15,907	15,787
Diluted	16,243	16,163
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$5,189	$4,273
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(4,258)	(2,111)
Comprehensive income (loss)	$931	$2,162
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash provided by (used for) operating activities:
Net income	$5,189	$4,273
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,667	4,260
Provision for doubtful accounts	2	61
Provision for inventory write-downs	906	596
Deferred income taxes	(806)	948
Tax benefit from exercise of stock options and vested restricted stock	567	731
Excess tax benefit from stock-based compensation	(587)	(723)
Shares issued for employee benefit plan	391	347
Stock-based compensation	1,959	1,678
Changes in operating assets and liabilities:
Accounts receivable	342	9,967
Inventories	(5,993)	4,756
Prepaid expenses and other assets	755	(15)
Accounts payable and accrued expenses	(12,209)	(10,489)
Accrued income taxes	(832)	(2,484)
Net cash provided by (used for) operating activities	(5,649)	13,906
Cash used for investing activities:
Acquisition of property, plant, and equipment	(7,210)	(2,396)
Acquisition of intangible assets	(681)	(204)
Net cash used for investing activities	(7,891)	(2,600)
Cash provided by (used for) financing activities:
Proceeds from stock options exercised	989	3,272
Treasury stock purchased	(4,021)	(405)
Excess tax benefit from stock-based compensation	587	723
Net cash provided by (used for) financing activities	(2,445)	3,590
Effect of exchange rate changes on cash	566	(670)
Net increase (decrease) in cash and cash equivalents	(15,419)	14,226
Cash and cash equivalents at beginning of year	112,521	76,174
Cash and cash equivalents at end of period	$97,102	$90,400

Supplemental Cash Flow Information:
Income taxes paid	$2,000	$1,601
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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
Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" and notes thereto included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2014.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review of impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these estimates and assumptions, and they may be adjusted as more information becomes available. Any adjustment may be material.
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of our significant accounting policies.
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
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2015	December 31, 2014
United States	$20,134	$43,546
Asia	63,540	50,799
Europe	10,424	12,912
South America	3,004	5,264
Total cash and cash equivalents	$97,102	$112,521

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Trade receivables, gross	$88,959	$91,605
Allowance for doubtful accounts	(600)	(616)
Allowance for sales returns	(538)	(617)
Net trade receivables	87,821	90,372
Other	5,987	7,617
Accounts receivable, net	$93,808	$97,989
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$616	$478
Additions to costs and expenses	2	61
(Write-offs)/FX effects	(18)	6
Balance at end of period	$600	$545
Sales Returns
The allowance for sales returns at March 31, 2015 and December 31, 2014 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.4 million on March 31, 2015 and December 31, 2014, respectively. The value of these returned goods was included in our inventory balance at March 31, 2015 and December 31, 2014.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2015		2014
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
DIRECTV	$17,365	13.1%	$14,716		11.3%
Comcast Corporation	15,577	11.7	—	(1)	—	(1)

(1)	Net sales to this customer did not total more than 10% of our total net sales in the prior period.
Trade receivables associated with Comcast Corporation accounted for $10.6 million, or 11.3%, of our accounts receivable, net at March 31, 2015. We had no other customers with trade receivables greater than 10% of our accounts receivable, net at March 31, 2015 or December 31, 2014.
The loss of these customers or any other customer, either in the United States or abroad, due to their financial weakness or bankruptcy, or our inability to obtain orders or maintain our order volume with them, may have a material adverse effect on our financial condition, results of operations and cash flows.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Raw materials	$29,253	$24,763
Components	14,839	16,170
Work in process	4,927	2,622
Finished goods	53,699	56,458
Reserve for excess and obsolete inventory	(2,537)	(2,539)
Inventories, net	$100,181	$97,474

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$2,539	$2,714
Additions charged to costs and expenses (1)	811	551
Sell through (2)	(406)	(205)
Write-offs/FX effects	(407)	(462)
Balance at end of period	$2,537	$2,598

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $95 thousand and $45 thousand for the three months ended March 31, 2015 and 2014, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reversal of reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant suppliers that totaled more than 10% of our total inventory purchases as follows:

	Three Months Ended March 31,
	2015				2014
	$ (thousands)		% of Total Inventory Purchases		$ (thousands)		% of Total Inventory Purchases
Victory Chemical Co., Ltd.	$8,230		11.2%		$—	(1)	—%	(1)
Maxim Integrated Products International Limited	—	(1)	—	(1)	8,054		13.0

(1)	Purchases from this supplier did not total more than 10% of our total inventory purchases in this period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Three Months Ended March 31,
	2015		2014
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$2,094	2.9%	$1,723	2.8%
Total accounts payable to this vendor were as follows:

	March 31, 2015		December 31, 2014
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$2,131	3.3%	$2,378	3.4%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2014	$30,739
FX effects	(214)
Balance at March 31, 2015	$30,525
Intangible Assets, Net
The components of intangible assets, net were as follows:

	March 31, 2015			December 31, 2014
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$308	$(74)	$234	$347	$(76)	$271
Patents	10,471	(4,675)	5,796	10,107	(4,736)	5,371
Trademark and trade names	2,001	(884)	1,117	2,001	(834)	1,167
Developed and core technology	3,506	(1,432)	2,074	3,506	(1,373)	2,133
Capitalized software development costs	276	(119)	157	276	(85)	191
Customer relationships	26,406	(11,559)	14,847	26,406	(10,925)	15,481
Total intangible assets, net	$42,968	$(18,743)	$24,225	$42,643	$(18,029)	$24,614

(1)	This table excludes the gross value of fully amortized intangible assets totaling $8.2 million and $7.9 million on March 31, 2015 and December 31, 2014, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cost of sales	$35	$37
Selling, general and administrative	1,004	986
Total amortization expense	$1,039	$1,023

Estimated future amortization expense related to our intangible assets at March 31, 2015, is as follows:

(In thousands)
2015 (remaining 9 months)	$3,094
2016	4,077
2017	3,992
2018	3,973
2019	3,973
Thereafter	5,116
Total	$24,225
Note 6 — Line of Credit

On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at March 31, 2015.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2015, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $1.3 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was 19.5% and 24.0% during the three months ended March 31, 2015 and 2014, respectively. The decrease in our effective tax rate was primarily due to the recording of a $0.3 million tax refund during the three months ended March 31, 2015 related to certain deductible research and development expenses incurred in China during 2013.
At March 31, 2015, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, of which $3.2 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.5 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million and $0.2 million on March 31, 2015 and December 31, 2014, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On March 31, 2015, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2011 through 2013, state 2010 through 2013, and foreign 2008 through 2013.
Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Accrued social insurance (1)	$19,898	$19,941
Accrued salary/wages	7,073	6,114
Accrued vacation/holiday	2,596	2,222
Accrued bonus (2)	1,787	8,492
Accrued commission	386	1,797
Accrued medical insurance claims	309	236
Other accrued compensation	2,170	1,854
Total accrued compensation	$34,219	$40,656

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2015 and December 31, 2014.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.3 million and $0.6 million at March 31, 2015 and December 31, 2014, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Advertising and marketing	$156	$174
Deferred revenue	766	648
Duties	801	947
Freight and handling fees	1,976	1,522
Product development	518	751
Product warranty claim costs	173	353
Professional fees	1,713	1,493
Sales taxes and VAT	1,666	2,057
Third-party commissions	581	553
Tooling (1)	648	1,089
Unrealized loss on foreign currency exchange futures contracts	57	113
Utilities	313	275
Other	3,038	3,383
Total other accrued expenses	$12,406	$13,358

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$353	$41
Accruals for warranties issued during the period	—	21
Settlements (in cash or in kind) during the period	(180)	(41)
Balance at end of period	$173	$21
Litigation

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC was infringing, directly and indirectly, four of our patents related to remote control technology. We alleged that this complaint related to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We sought monetary relief for the infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC denied infringing our patents and asserted a variety of counterclaims and affirmative defenses including invalidity and unenforceability of our patents, misuse of patents, and a breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. In March 2014, the Court further narrowed the scope of this litigation granting URC's motion for summary judgment with respect to certain issues that effectively removed two additional patents. In March 2014, the Court also granted our motion for summary judgment on certain of URC's defenses and counterclaims, including URC's counterclaim for

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

breach of contract. A trial was held from May 6, 2014 through May 20, 2014, and the jury returned a verdict that URC did not infringe on our remaining patent, and found for URC on patent validity and several equitable defenses in the lawsuit, although the jury's verdict on the equitable defenses was advisory in nature. A hearing on motions pertaining to the jury's verdict was held on August 18, 2014. On December 16, 2014, the Court entered its findings of fact and conclusions of law on the equitable issues and determined that our assertion of URC's infringement of one of the patents at issue was barred by laches, but not by equitable estoppel or patent misuse. Further, the Court determined that our right to seek relief was not barred by unclean hands and on January 27, 2015, final judgment was entered by the Court accepting the jury's verdict pertaining to invalidity, non-infringement, marking, and the equitable defense of laches and ordered us to pay URC's costs of litigation, exclusive of attorney's fees. The parties have filed briefs in support of and opposition to the amount of such costs and fees to be awarded. URC is seeking an award of its costs in excess of $0.2 million. We have vigorously opposed this request as unreasonably excessive. We are awaiting the Court's determination of the amount of the award and depending upon the Court's decision, we will decide whether to appeal the ruling or not. At this time, since URC's and our opinions are very far apart as to the amount of costs to which URC should be awarded, we cannot estimate the amount the Court may award. On January 22, 2015, URC filed a motion seeking to recover its attorneys' fees and expenses incurred in connection with its defense of this lawsuit. We opposed this motion. On March 10, 2015, after a hearing, the Court granted URC's motion for a portion of its attorneys' fees and expenses and the parties have filed briefs in support of and opposition to the amount of fees and expenses to be awarded. URC is seeking an award of attorneys' fees and expenses in excess of $5.7 million. We have vigorously opposed this request as unreasonably excessive. We are awaiting the Court's determination of the amount of the award and depending upon the Court's decision, we will decide whether to appeal the ruling or not. At this time, since URC's and our opinions are very far apart as to the amount of fees and expenses to which URC could be awarded and due to the lack of guiding judicial precedent, we cannot estimate the amount the Court may award and thus no accrual for potential loss has been recorded as of March 31, 2015. On February 26, 2015, URC filed its notice of appeal with respect to rulings against it pertaining to the issues of patent misuse, unclean hands, implied license and all adverse orders, decisions, and opinions rulings of the Court, which appeal we will vigorously defend against and on March 11, 2015, we filed our notice of appeal with respect to the final judgment entered against us on January 27, 2015, with respect to the Court's claim construction order entered on February 1, 2013 and from the order granted URC's motion for attorneys' fees. Finally, on April 8, 2015, URC filed its notice of appeal with respect to the Court's order granting its motion for attorneys' fees.

On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In this second lawsuit, we are alleging that URC is infringing, directly and indirectly, ten additional patents that we own related to remote control technology. As in the first lawsuit, in this second lawsuit we have alleged that this complaint relates to multiple URC remote control products. We are seeking monetary relief for infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. In mid-July 2013, URC filed a Notice of Related Cases seeking to join this lawsuit with the lawsuit we filed against URC on March 2, 2012 and we did not object to this Notice. Consequently, this lawsuit was transferred to the Judge and Magistrate hearing our first lawsuit filed against URC. In addition, URC answered this complaint with a denial of infringement, asserting affirmative defenses, and seeking a ruling that URC has not infringed our patents, that our patents are invalid and unenforceable, that the patents have been licensed to URC, and an award of attorneys' fees and costs. In mid-November 2013, we filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd, a South Korean entity, and Ohsung Electronics USA, Inc., a California entity, (collectively "Ohsung"), to the lawsuit. In February 2014, Ohsung answered and counterclaimed with a general denial of wrongdoing and asserted the standard affirmative defenses of non-infringement, invalidity and unenforceability of our patents and breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. In March 2014, we answered by disputing Ohsung's defenses and with a general denial of Ohsung's breach of contract complaint. In late June and early July of 2014, URC and Ohsung requested inter partes review ("IPR") with the US Patent and Trademark Office ("Patent Office" or "USPTO") for each of the ten patents pending in the second URC lawsuit. We intend to vigorously defend each patent before the Patent Office. During December 2014 and January 2015, the Patent Office issued its decisions on URC's petitions and accepted for review all claims at issue with respect to five of the patents, certain claims at issue with respect to two of the patents and denied in full the request to review the other three patents at issue.We are presently reviewing the Patent Office's decisions to determine our next steps which could include appealing the Patent Office's acceptance of some or all of the seven patents and/or defending the patents in front of the USPTO. While the Patent Office was considering the IPR requests, this second lawsuit was stayed by the Court. On March 5, 2015, the Court granted the parties Joint Stipulation agreeing that the stay continue while the Patent Office decides the IPRs, which decisions are not expected until January 2016.
There are no other material pending legal proceedings to which we or any of our subsidiaries is a party or of which our respective property is the subject. However, as is typical in our industry and to the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

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
Note 11 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands, except share data)	2015	2014
Shares repurchased	69,460	11,112
Cost of shares repurchased	$4,021	$405
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the three months ended March 31, 2014, we issued 7,500 shares from treasury to outside directors for services performed (see Note 13).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2015, we had 998,195 shares available for repurchase under the Board's authorizations. On April 29, 2015, our Board increased these repurchase authorizations by 101,805 shares bringing the total authorization as of the approval date to 1,100,000 shares.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
United States	$54,759	$47,896
Asia (excluding PRC)	31,020	31,518
People's Republic of China	15,836	20,670
Europe	15,022	15,271
Latin America	10,522	9,025
Other	5,546	5,465
Total net sales	$132,705	$129,845
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	March 31, 2015	December 31, 2014
United States	$5,631	$5,716
People's Republic of China	74,563	70,619
All other countries	4,637	5,271
Total long-lived tangible assets	$84,831	$81,606
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cost of sales	$9	$4
Research and development	105	101
Selling, general and administrative:
Employees	1,471	1,358
Outside directors	374	215
Total stock-based compensation expense	$1,959	$1,678

Income tax benefit	$560	$490

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2014	650	$25.56
Granted	74	65.54
Exercised	(39)	25.60		$1,205
Forfeited/canceled/expired	(7)	21.54
Outstanding on March 31, 2015 (1)	678	$29.94	4.94	$18,647
Vested and expected to vest on March 31, 2015 (1)	678	$29.95	4.94	$18,633
Exercisable on March 31, 2015 (1)	449	$24.58	4.99	$14,318

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2015. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2015	2014
Weighted average fair value of grants (1)	$24.77	$13.64
Risk-free interest rate	1.38%	1.29%
Expected volatility	43.50%	44.84%
Expected life in years	4.56	4.56

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
As of March 31, 2015, we expect to recognize $3.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.2 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	266	$39.28
Granted	29	65.53
Vested	(38)	33.04
Forfeited	—	—
Non-vested at March 31, 2015	257	$43.13
As of March 31, 2015, we expect to recognize $9.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.3 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net gain (loss) on foreign currency exchange contracts (1)	$1,034	$(1,049)
Net gain (loss) on foreign currency exchange transactions	(854)	693
Other income (expense)	50	7
Other income (expense), net	$230	$(349)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 16 for further details).
Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2015	2014
BASIC
Net income	$5,189	$4,273
Weighted-average common shares outstanding	15,907	15,787
Basic earnings per share	$0.33	$0.27
DILUTED
Net income	$5,189	$4,273
Weighted-average common shares outstanding for basic	15,907	15,787
Dilutive effect of stock options and restricted stock	336	376
Weighted-average common shares outstanding on a diluted basis	16,243	16,163
Diluted earnings per share	$0.32	$0.26
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Stock options	40	73
Restricted stock awards	16	28
Note 16 — Derivatives
We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, and Indian Rupee. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.
Gains and losses on the derivatives are recorded in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair values of our derivative financial instruments represent the amount required to enter into offsetting

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

contracts with similar remaining maturities based on quoted market prices. We have determined that the fair value of our derivatives are derived from level 2 inputs in the fair value hierarchy. The following table sets forth the total net fair value of derivatives:

	March 31, 2015				December 31, 2014
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$460	$—	$460	$—	$810	$—	$810
We held foreign currency exchange contracts which resulted in a net pre-tax gain of $1.0 million for the three months ended March 31, 2015 and a net pre-tax loss of $1.0 million for the three months ended March 31, 2014, respectively.
Details of futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2015	USD/Euro	USD	$5.0	1.0989	$110	April 24, 2015
March 31, 2015	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$22.5	6.2645	$(57)	July 17, 2015
March 31, 2015	USD/Brazilian Real	USD	$2.5	2.7690	$407	July 17, 2015
December 31, 2014	USD/Euro	USD	$5.0	1.2450	$140	January 23, 2015
December 31, 2014	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.2757	$174	January 16, 2015
December 31, 2014	USD/Brazilian Real	USD	$5.0	2.3401	$609	January 16, 2015
December 31, 2014	USD/Brazilian Real	Brazilian Real	$2.5	2.5442	$(113)	January 16, 2015

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.

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
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 881,000 individual device functions and approximately 7,000 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-two international subsidiaries located in Argentina, Brazil, British Virgin Islands (3), Cayman Islands, France, Germany, Hong Kong (4), India, Italy, the Netherlands, People's Republic of China (4), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended March 31, 2015:

•	Net sales increased 2.2% to $132.7 million for the three months ended March 31, 2015 from $129.8 million for the three months ended March 31, 2014.

•	Our gross margin percentage increased from 28.1% for the three months ended March 31, 2014 to 28.2% for the three months ended March 31, 2015.

•	Operating expenses, as a percent of sales, increased from 23.5% for the three months ended March 31, 2014 to 23.6% for the three months ended March 31, 2015.

•
Our operating income increased 1.9% to $6.1 million for the three months ended March 31, 2015 from $6.0 million for the three months ended March 31, 2014, and our operating margin percentage remained at 4.6% for the three months ended March 31, 2015 and 2014.

•	Our effective tax rate decreased to 19.5% for the three months ended March 31, 2015, compared to 24.0% for the three months ended March 31, 2014.
Our strategic business objectives for 2015 include the following:

•	continue to develop industry-leading technologies and products in order to improve profitability;

•	continue to increase our market share in newer product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2015	2014
Net sales	100.0%	100.0%
Cost of sales	71.8	71.9
Gross profit	28.2	28.1
Research and development expenses	3.4	3.3
Selling, general and administrative expenses	20.2	20.2
Operating income	4.6	4.6
Interest income (expense), net	0.1	(0.0)
Other income (expense), net	0.2	(0.3)
Income before provision for income taxes	4.9	4.3
Provision for income taxes	1.0	1.0
Net income	3.9%	3.3%
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Net sales. Net sales for the three months ended March 31, 2015 were $132.7 million, an increase of 2.2% compared to $129.8 million for the three months ended March 31, 2014. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended March 31,
	2014		2014
	$ (millions)	% of total	$ (millions)	% of total
Business	$121.5	91.6%	$118.4	91.2%
Consumer	11.2	8.4	11.4	8.8
Total net sales	$132.7	100.0%	$129.8	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.6% of net sales for the three months ended March 31, 2015 compared to 91.2% for the three months ended March 31, 2014. Net sales in our Business lines for the three months ended March 31, 2015 increased by 2.6% to $121.5 million from $118.4 million driven primarily by strong demand and increased market share with North American and Latin American subscription broadcasters.

Net sales in our Consumer lines (One For All® retail and private label) were 8.4% of net sales for the three months ended March 31, 2015 compared to 8.8% for the three months ended March 31, 2014. Net sales in our Consumer lines for the three months ended March 31, 2015 decreased by 1.8% to $11.2 million from $11.4 million in the three months ended March 31, 2014. This decrease was driven primarily by the weakening of the Euro and the British Pound compared to the U.S. Dollar, which negatively impacted sales in the current year period by $1.3 million. This unfavorable currency impact was largely offset by increased sales in the European market.
Gross profit. Gross profit for the three months ended March 31, 2015 was $37.4 million compared to $36.5 million for the three months ended March 31, 2014. Gross profit as a percent of sales increased modestly to 28.2% for the three months ended March 31, 2015 compared to 28.1% for the three months ended March 31, 2014. The gross margin percentage was favorably impacted by an increase in licensing revenue associated with the smart device channel and the weakening of the Chinese Yuan Renminbi and the Brazilian Real compared to the U.S. Dollar. Offsetting these favorable items was an increase in sales to certain large customers that yield a lower gross margin than our company average.
Research and development ("R&D") expenses. R&D expenses was $4.4 million for the three months ended March 31, 2015 compared to $4.3 million for the three months ended March 31, 2014 as we continue to develop new product offerings for new and existing categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 2.3% to $26.9 million for the three months ended March 31, 2015 from $26.3 million for the three months ended March 31, 2014. This increase was primarily due to increased payroll expense associated with annual merit increases and additional headcount to support both the smart device channel and the European subscription broadcasting channel. In addition, our delivery and freight costs were higher than normal as we had to reroute certain shipments as a result of temporary port congestion in Los Angeles, California. Partially offsetting these increases in SG&A expense was the favorable impact of the weakening of the Euro against the U.S. Dollar.
Interest income (expense), net. Net interest income was $0.1 million for the three months ended March 31, 2015 compared to net interest expense of $16 thousand for the three months ended March 31, 2014.
Other income (expense), net. Net other income was $0.2 million for the three months ended March 31, 2015 compared to net other expense of $0.3 million for the three months ended March 31, 2014. This change was driven primarily by a foreign currency gain being recorded for the three months ended March 31, 2015 compared to a foreign currency loss for the three months ended March 31, 2014 and was mostly associated with fluctuations in foreign currency exchange rates related to the Chinese Yuan Renminbi and Euro.
Provision for income taxes. Income tax expense was $1.3 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014. Our effective tax rate was 19.5% for the three months ended March 31, 2015 compared to 24.0% for the three months ended March 31, 2014. The decrease in our effective tax rate was primarily due to the recording of a $0.3 million tax refund in the current year period related to certain deductible research and development expenses incurred in China during 2013.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Three Months Ended March 31, 2015	Increase (Decrease)	Three Months Ended March 31, 2014
Cash provided by (used for) operating activities	$(5,649)	$(19,555)	$13,906
Cash used for investing activities	(7,891)	(5,291)	(2,600)
Cash provided by (used for) financing activities	(2,445)	(6,035)	3,590
Effect of exchange rate changes on cash	566	1,236	(670)

	March 31, 2015	Increase (Decrease)	December 31, 2014
Cash and cash equivalents	$97,102	$(15,419)	$112,521
Working capital	181,138	(2,462)	183,600

Net cash used for operating activities was $5.6 million during the three months ended March 31, 2015 compared to net cash provided by operating activities of $13.9 million during the three months ended March 31, 2014. This decrease in operating cash flows was primarily due to cash flows associated with inventories and accounts receivable. During the three months ended March 31, 2015, we made a strategic purchase of resin to take advantage of attractive pricing, which resulted in an additional $6.0 million of inventory at March 31, 2015. With respect to accounts receivable, days sales outstanding increased from 59 days at March 31, 2014 to 64 days at March 31, 2015 due to strong collections in the prior year period. Our days sales outstanding typically fluctuates between 62 and 69 days.
Net cash used for investing activities during the three months ended March 31, 2015 was $7.9 million compared to $2.6 million during the three months ended March 31, 2014. Cash outflows to purchase property, plant and equipment were $7.2 million during the three months ended March 31, 2015 compared to $2.4 million for the three months ended March 31, 2014. This increase was driven primarily by additional machinery and equipment purchases which are required to meet the increased demand for more advanced remote controls. In addition, we are increasing the amount of automation in our factories in an effort to mitigate the rising cost of labor in China. As a result, for the full year 2015 we expect property, plant and equipment purchases to total between $18 million to $22 million.
Net cash used for financing activities was $2.4 million during the three months ended March 31, 2015 compared to net cash provided by financing activities of $3.6 million during the three months ended March 31, 2014. The increase in cash used for financing activities was driven primarily by an increased level of stock repurchases and a reduced level of stock option exercises in the current year period.
During the three months ended March 31, 2015, we repurchased 69,460 shares of our common stock at a cost of $4.0 million compared to our repurchase of 11,112 shares at a cost of $0.4 million during the three months ended March 31, 2014. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2015, we had 998,195 shares available for repurchase under the Board's authorizations. On April 29, 2015, our Board increased these repurchase authorizations by 101,805 shares bringing the total authorization as of the approval date to 1,100,000 shares.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$11,702	$2,872	$4,264	$2,192	$2,374
Capital lease obligations	48	20	28	—	—
Purchase obligations(1)	5,255	5,255	—	—	—
Total contractual obligations	$17,005	$8,147	$4,292	$2,192	$2,374

(1)	Purchase obligations consist of contractual payments to purchase property, plant and equipment.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$97,102	$112,521
Debt	—	—
Available borrowing resources	$54,987	$54,987
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
On March 31, 2015, we had $20.1 million, $63.6 million, $10.4 million and $3.0 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2014, we had approximately $43.5 million, $50.8 million, $12.9 million, and $5.3 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at March 31, 2015.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2015, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
Off Balance Sheet Arrangements
We do not participate in any material off balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2014 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. Although at March 31, 2015 we had no outstanding borrowings under our Credit Line, from time to time we may need to borrow amounts for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the three months ended March 31, 2015.
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
Foreign Currency Exchange Rate Risk
At March 31, 2015 we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, and Indian Rupee. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro and Indian Rupee and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relateive to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2015, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, and Indian Rupee relative to the U.S. Dollar fluctuate 10% from March 31, 2015, net income in the second quarter of 2015 would fluctuate by approximately $7.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Exchange Act Rule 13a-15(d) defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in "Part I, Item
1A: Risk Factors" of the Company's 2014 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2015, we repurchased 69,460 shares of our issued and outstanding common stock for $4.0 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On March 31, 2015, we had 998,195 shares available for repurchase under the Board's authorizations. On April 29, 2015, our Board increased these repurchase authorizations by 101,805 shares bringing the total authorization as of the approval date to 1,100,000 shares.

The following table sets forth, for the three months ended March 31, 2015, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	1,067,655
February 1, 2015 - February 28, 2015	58,859	58.21	58,859	1,008,796
March 1, 2015 - March 31, 2015	10,601	56.11	10,601	998,195
Total	69,460	$57.89	69,460	998,195

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	May 8, 2015	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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