Form 10-Q
period 2015-06-30
UNIVERSAL ELECTRONICS INC
filed 2015-08-10
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,180,690 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 4, 2015.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$82,162	$112,521
Accounts receivable, net	103,624	97,989
Inventories, net	109,121	97,474
Prepaid expenses and other current assets	6,942	6,856
Income tax receivable	71	77
Deferred income taxes	5,160	5,048
Total current assets	307,080	319,965
Property, plant, and equipment, net	84,038	76,135
Goodwill	30,593	30,739
Intangible assets, net	23,761	24,614
Deferred income taxes	6,747	6,146
Other assets	5,706	5,471
Total assets	$457,925	$463,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,022	$69,991
Line of credit	12,000	—
Accrued compensation	33,672	40,656
Accrued sales discounts, rebates and royalties	6,558	8,097
Accrued income taxes	4,293	4,263
Deferred income taxes	—	—
Other accrued expenses	13,614	13,358
Total current liabilities	148,159	136,365
Long-term liabilities:
Deferred income taxes	8,529	8,456
Income tax payable	566	566
Other long-term liabilities	2,031	2,062
Total liabilities	159,285	147,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,046,634 and 22,909,884 shares issued on June 30, 2015 and December 31, 2014, respectively	230	229
Paid-in capital	221,621	214,710
Accumulated other comprehensive income (loss)	(7,606)	(4,446)
Retained earnings	239,630	226,066
	453,875	436,559
Less cost of common stock in treasury, 7,657,183 and 7,008,475 shares on June 30, 2015 and December 31, 2014, respectively	(155,235)	(120,938)
Total stockholders' equity	298,640	315,621
Total liabilities and stockholders' equity	$457,925	$463,070
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$147,551	$146,315	$280,256	$276,160
Cost of sales	107,271	102,757	202,567	196,056
Gross profit	40,280	43,558	77,689	80,104
Research and development expenses	4,096	4,119	8,530	8,396
Selling, general and administrative expenses	25,784	27,765	52,656	54,044
Operating income	10,400	11,674	16,503	17,664
Interest income (expense), net	104	(71)	214	(87)
Other income (expense), net	56	(334)	286	(683)
Income before provision for income taxes	10,560	11,269	17,003	16,894
Provision for income taxes	2,185	2,781	3,439	4,133
Net income	$8,375	$8,488	$13,564	$12,761
Earnings per share:
Basic	$0.53	$0.54	$0.86	$0.81
Diluted	$0.52	$0.53	$0.84	$0.79
Shares used in computing earnings per share:
Basic	15,732	15,784	15,819	15,785
Diluted	16,029	16,141	16,136	16,151
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$8,375	$8,488	$13,564	$12,761
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,098	267	(3,160)	(1,844)
Comprehensive income (loss)	$9,473	$8,755	$10,404	$10,917
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities:
Net income	$13,564	$12,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,412	8,849
Provision for doubtful accounts	138	69
Provision for inventory write-downs	1,617	1,550
Deferred income taxes	(655)	901
Tax benefit from exercise of stock options and vested restricted stock	689	1,154
Excess tax benefit from stock-based compensation	(713)	(1,142)
Shares issued for employee benefit plan	593	537
Stock-based compensation	3,983	3,251
Changes in operating assets and liabilities:
Accounts receivable	(8,741)	(12,856)
Inventories	(14,994)	5,095
Prepaid expenses and other assets	(378)	134
Accounts payable and accrued expenses	1,395	10,382
Accrued income taxes	32	(1,894)
Net cash provided by operating activities	5,942	28,791
Cash used for investing activities:
Acquisition of property, plant, and equipment	(15,655)	(7,714)
Acquisition of intangible assets	(1,252)	(663)
Net cash used for investing activities	(16,907)	(8,377)
Cash provided by (used for) financing activities:
Borrowings under line of credit	19,500	—
Repayments on line of credit	(7,500)	—
Proceeds from stock options exercised	1,648	4,665
Treasury stock purchased	(34,297)	(14,275)
Excess tax benefit from stock-based compensation	713	1,142
Net cash provided by (used for) financing activities	(19,936)	(8,468)
Effect of exchange rate changes on cash	542	(478)
Net increase (decrease) in cash and cash equivalents	(30,359)	11,468
Cash and cash equivalents at beginning of year	112,521	76,174
Cash and cash equivalents at end of period	$82,162	$87,642

Supplemental Cash Flow Information:
Income taxes paid	$2,979	$3,182
See Note 4 for further information concerning our purchases from a related party vendor.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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
Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. On July 9, 2015, the FASB postponed the effective date of the new revenue standard by one year; however, early adoption is permitted as of the original effective date. We have not yet selected a transition method and are evaluating the impact that this new standard will have on our consolidated financial statements.
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2015	December 31, 2014
United States	$4,864	$43,546
Asia	64,988	50,799
Europe	10,120	12,912
South America	2,190	5,264
Total cash and cash equivalents	$82,162	$112,521

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Trade receivables, gross	$97,238	$91,605
Allowance for doubtful accounts	(686)	(616)
Allowance for sales returns	(377)	(617)
Net trade receivables	96,175	90,372
Other	7,449	7,617
Accounts receivable, net	$103,624	$97,989
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$616	$478
Additions to costs and expenses	138	69
(Write-offs)/FX effects	(68)	3
Balance at end of period	$686	$550
Sales Returns
The allowance for sales returns at June 30, 2015 and December 31, 2014 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.2 million and $0.4 million on June 30, 2015 and December 31, 2014, respectively. The value of these returned goods was included in our inventory balance at June 30, 2015 and December 31, 2014.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2015		2014
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$30,381	20.6%	$15,068		10.3%
DIRECTV	18,125	12.3	—	(1)	—	(1)

(1)	Net sales to this customer did not total more than 10% of our total net sales in the prior period.

	Six Months Ended June 30,
	2015		2014
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$45,958	16.4%	$—	(1)	—%	(1)
DIRECTV	35,490	12.7	—	(1)	—	(1)

(1)	Net sales to this customer did not total more than 10% of our total net sales in the prior period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Trade receivables associated with Comcast Corporation accounted for $15.9 million, or 15.3%, of our accounts receivable, net at June 30, 2015. We had no other customer with trade receivables greater than 10% of our accounts receivable, net at June 30, 2015 or December 31, 2014.
Note 4 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Raw materials	$33,635	$24,763
Components	14,098	16,170
Work in process	8,416	2,622
Finished goods	55,870	56,458
Reserve for excess and obsolete inventory	(2,898)	(2,539)
Inventories, net	$109,121	$97,474

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$2,539	$2,714
Additions charged to costs and expenses (1)	1,527	1,369
Sell through (2)	(526)	(473)
Write-offs/FX effects	(642)	(1,520)
Balance at end of period	$2,898	$2,090

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. We had purchases from the following significant supplier that totaled more than 10% of our total inventory purchases as follows:

	Three Months Ended June 30,
	2015				2014
	$ (thousands)		% of Total Inventory Purchases		$ (thousands)	% of Total Inventory Purchases
Maxim Integrated Products International Limited	$—	(1)	—%	(1)	$9,148	11.9%

(1)	Purchases from this supplier did not total more than 10% of our total inventory purchases in this period.

	Six Months Ended June 30,
	2015				2014
	$ (thousands)		% of Total Inventory Purchases		$ (thousands)	% of Total Inventory Purchases
Maxim Integrated Products International Limited	$—	(1)	—%	(1)	$17,202	12.4%

(1)	Purchases from this supplier did not total more than 10% of our total inventory purchases in this period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Related Party Vendor
We purchase certain printed circuit board assemblies from a related party vendor. The vendor is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this vendor were as follows:

	Three Months Ended June 30,
	2015		2014
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$2,357	2.7%	$2,507	3.3%

	Six Months Ended June 30,
	2015		2014
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party vendor	$4,451	2.8%	$4,230	3.0%
Total accounts payable to this vendor were as follows:

	June 30, 2015		December 31, 2014
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party vendor	$2,596	3.3%	$2,378	3.4%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2014	$30,739
FX effects	(146)
Balance at June 30, 2015	$30,593

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	June 30, 2015			December 31, 2014
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$320	$(84)	$236	$347	$(76)	$271
Patents	10,708	(4,605)	6,103	10,107	(4,736)	5,371
Trademarks and trade names	2,001	(934)	1,067	2,001	(834)	1,167
Developed and core technology	3,507	(1,491)	2,016	3,506	(1,373)	2,133
Capitalized software development costs	276	(153)	123	276	(85)	191
Customer relationships	26,412	(12,196)	14,216	26,406	(10,925)	15,481
Total intangible assets, net	$43,224	$(19,463)	$23,761	$42,643	$(18,029)	$24,614

(1)	This table excludes the gross value of fully amortized intangible assets totaling $8.5 million and $7.9 million on June 30, 2015 and December 31, 2014, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Cost of sales	$34	$37	$69	$74
Selling, general and administrative	1,015	997	2,019	1,983
Total amortization expense	$1,049	$1,034	$2,088	$2,057

Estimated future amortization expense related to our intangible assets at June 30, 2015, is as follows:

(In thousands)
2015 (remaining 6 months)	$2,079
2016	4,121
2017	4,049
2018	4,022
2019	4,022
Thereafter	5,468
Total	$23,761
Note 6 — Line of Credit

On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at June 30, 2015.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2015, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At June 30, 2015, we had $12.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $17 thousand during the three and six months ended June 30, 2015. We had no interest expense or borrowings during the three and six months ended June 30, 2014.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $2.2 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 20.7% and 24.7% during the three months ended June 30, 2015 and 2014, respectively. The decrease in our effective tax rate was primarily due to the recording of a $0.5 million tax refund in the current year period relating to tax incentives in China for the years 2012 through 2014.
We recorded income tax expense of $3.4 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 20.2% and 24.5% during the six months ended June 30, 2015 and 2014, respectively. The decrease in our effective tax rate was primarily due to the recording of $0.8 million in tax refunds in the current year period, of which $0.5 million related to tax incentives in China for the years 2012 through 2014 and $0.3 million related to certain deductible research and development expenses incurred in China during 2013.
At June 30, 2015, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, of which $3.2 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.5 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million and $0.2 million on June 30, 2015 and December 31, 2014, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On June 30, 2015, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2011 through 2014, state 2010 through 2014, and foreign 2008 through 2014.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Accrued social insurance (1)	$19,921	$19,941
Accrued salary/wages	6,876	6,114
Accrued vacation/holiday	2,452	2,222
Accrued bonus (2)	2,309	8,492
Accrued commission	643	1,797
Accrued medical insurance claims	190	236
Other accrued compensation	1,281	1,854
Total accrued compensation	$33,672	$40,656

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2015 and December 31, 2014.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.6 million and $0.6 million at June 30, 2015 and December 31, 2014, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Advertising and marketing	$176	$174
Deferred revenue	724	648
Duties	791	947
Freight and handling fees	1,255	1,522
Product development	536	751
Product warranty claim costs	24	353
Professional fees	1,466	1,493
Sales taxes and VAT	3,099	2,057
Third-party commissions	893	553
Tooling (1)	1,367	1,089
Unrealized loss on foreign currency exchange futures contracts	53	113
Utilities	355	275
Other	2,875	3,383
Total other accrued expenses	$13,614	$13,358

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$353	$41
Accruals for warranties issued during the period	—	216
Settlements (in cash or in kind) during the period	(329)	(41)
Balance at end of period	$24	$216
Litigation

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC was infringing, directly and indirectly, four of our patents related to remote control technology. We alleged that this complaint related to multiple URC remote control products, including the URC model numbers UR5U-9000L, WR7 and other remote controls with different model names or numbers, but with substantially the same designs, features, and functionalities. We sought monetary relief for the infringement, including enhanced damages due to the willfulness of URC's actions, injunctive relief to enjoin URC from further infringing, including contributory infringement and/or inducing infringement, and attorney's fees. URC denied infringing our patents and asserted a variety of counterclaims and affirmative defenses including invalidity and unenforceability of our patents, misuse of patents, and a breach of contract action stemming from the settlement by us of an earlier lawsuit against URC. On January 29, 2013, the Court held its "Markman" hearing and on February 1, 2013, the Court issued its ruling that four of the 24 claims we asserted against URC were invalid, effectively removing one of the four patents alleged by us to be infringed by URC from this litigation. In March 2014, the Court further narrowed the scope of this litigation granting URC's motion for summary judgment with respect to certain issues that effectively removed two additional patents. In March 2014, the Court also granted our motion for summary judgment on certain of URC's defenses and counterclaims, including URC's counterclaim for breach of contract. A trial was held in May 2014, and the jury returned a verdict that URC did not infringe on our remaining patent, and found for URC on patent validity and several equitable defenses in the lawsuit, although the jury's verdict on the equitable defenses was advisory in nature. A hearing on motions pertaining to the jury's verdict was held on August 18, 2014. On December 16, 2014, the Court entered its findings of fact and conclusions of law on the equitable issues and determined that our assertion of URC's infringement of one of the patents at issue was barred by laches, but not by equitable estoppel or patent misuse. Further, the Court determined that our right to seek relief was not barred by unclean hands and on January 27, 2015, final judgment was entered by the Court accepting the jury's verdict pertaining to invalidity, non-infringement, marking, and the equitable defense of laches and ordered us to pay URC's costs of litigation, exclusive of attorney's fees. The parties have filed briefs in support of and opposition to the amount of such costs and fees to be awarded. URC is seeking an award of its costs in excess of $0.2 million. We have vigorously opposed this request as unreasonably excessive. We are awaiting the Court's determination of the amount of the award and depending upon the Court's decision, we will decide whether to appeal the ruling or not. At this time, since URC's and our opinions are very far apart as to the amount of costs to which URC should be awarded, we cannot estimate the amount the Court may award. On January 22, 2015, URC filed a motion seeking to recover its attorneys' fees and expenses incurred in connection with its defense of this lawsuit. We opposed this motion. On March 10, 2015, after a hearing, the Court granted URC's motion for a portion of its attorneys' fees and expenses and the parties have filed briefs in support of and opposition to the amount of fees and expenses to be awarded. URC is seeking an award of attorneys' fees and expenses in excess of $5.7 million. We have vigorously opposed this request as unreasonably excessive. We are awaiting the Court's determination of the amount of the award and depending upon the Court's decision, we will decide whether to appeal the ruling or not. At this time, since URC's and our opinions are very far apart as to the amount of fees and expenses to which URC could be awarded and due to the lack of guiding judicial precedent, we cannot estimate the amount the Court may award and thus no accrual for potential loss has been recorded as of June 30, 2015. On February 26, 2015, URC filed its notice of appeal with respect to rulings against it pertaining to the issues of patent misuse, unclean hands, implied license and all adverse orders, decisions, and opinions rulings of the Court, which appeal we will vigorously defend against and on March 11, 2015, we filed our notice of appeal with respect to the final judgment entered against us on January 27, 2015, with respect to the Court's claim construction order entered on February 1, 2013 and from the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

order granted URC's motion for attorneys' fees. Finally, on April 8, 2015, URC filed its notice of appeal with respect to the Court's order granting its motion for attorneys' fees.

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

On or about June 10, 2015, FM Marketing GmbH (“FMH”) and Ruwido Austria GmbH (“Ruwido”), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV (“UEBV”) and one of its customers, Telenet N.V. (“Telenet”), claiming that one of the products UEBV supplies Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido are seeking to enjoin Telenet and UEBV from continued distribution and use of the products at issue. Both UEBV and Telenet deny the allegations of infringement and have begun their defense. As this proceeding is in the very early stages and we have just begun our analysis of the merits of FMH and Ruwido’s claims, a determination of any outcome cannot be made at this time.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Note 11 — Treasury Stock
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands, except share data)	2015	2014
Shares repurchased	648,708	349,533
Cost of shares repurchased	$34,297	$14,275
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the six months ended June 30, 2014, we issued 15,000 shares from treasury to outside directors for services performed (see Note 13).
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2015, we had 526,069 shares available for repurchase on the open market under the Board's authorizations. On July 28, 2015, our Board increased these repurchase authorizations by 403,003 shares bringing the total authorization as of the approval date to 700,000 shares.
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
United States	$62,349	$50,662	$117,108	$98,558
Asia (excluding PRC)	30,645	32,114	61,665	63,632
People's Republic of China	21,368	29,087	37,204	49,757
Europe	16,112	19,244	31,134	34,515
Latin America	10,396	10,613	20,918	19,638
Other	6,681	4,595	12,227	10,060
Total net sales	$147,551	$146,315	$280,256	$276,160
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	June 30, 2015	December 31, 2014
United States	$5,486	$5,716
People's Republic of China	78,654	70,619
All other countries	5,604	5,271
Total long-lived tangible assets	$89,744	$81,606

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Cost of sales	$10	$4	$19	$8
Research and development expenses	106	100	211	201
Selling, general and administrative expenses:
Employees	1,535	1,253	3,006	2,611
Outside directors	373	216	747	431
Total stock-based compensation expense	$2,024	$1,573	$3,983	$3,251

Income tax benefit	$574	$454	$1,134	$944

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2014	650	$25.56
Granted	74	65.54
Exercised	(69)	23.95		$2,122
Forfeited/canceled/expired	(8)	20.64
Outstanding on June 30, 2015 (1)	647	$30.35	5.33	$13,761
Vested and expected to vest on June 30, 2015 (1)	647	$30.35	5.32	$13,756
Exercisable on June 30, 2015 (1)	445	$24.88	4.80	$11,118

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2015. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Weighted average fair value of grants (1)	$—	$—	$24.77	$13.64
Risk-free interest rate	—%	—%	1.38%	1.29%
Expected volatility	—%	—%	43.50%	44.84%
Expected life in years	0.00	0.00	4.56	4.56

(1)	The weighted average fair value of grants was calculated utilizing the stock options granted during each respective period.
As of June 30, 2015, we expect to recognize $2.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.0 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	266	$39.28
Granted	29	65.53
Vested	(57)	33.95
Forfeited	(1)	63.19
Non-vested at June 30, 2015	237	$43.69
As of June 30, 2015, we expect to recognize $8.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.
Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net gain (loss) on foreign currency exchange contracts (1)	$(167)	$(216)	$867	$(1,265)
Net gain (loss) on foreign currency exchange transactions	178	(71)	(676)	622
Other income (expense)	45	(47)	95	(40)
Other income (expense), net	$56	$(334)	$286	$(683)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 16 for further details).
Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2015	2014	2015	2014
BASIC
Net income	$8,375	$8,488	$13,564	$12,761
Weighted-average common shares outstanding	15,732	15,784	15,819	15,785
Basic earnings per share	$0.53	$0.54	$0.86	$0.81
DILUTED
Net income	$8,375	$8,488	$13,564	$12,761
Weighted-average common shares outstanding for basic	15,732	15,784	15,819	15,785
Dilutive effect of stock options and restricted stock	297	357	317	366
Weighted-average common shares outstanding on a diluted basis	16,029	16,141	16,136	16,151
Diluted earnings per share	$0.52	$0.53	$0.84	$0.79

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Stock options	74	133	57	103
Restricted stock awards	1	—	9	14
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

	June 30, 2015				December 31, 2014
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$456	$—	$456	$—	$810	$—	$810
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.2 million for the three months ended June 30, 2015 and a net pre-tax loss of $0.2 million for the three months ended June 30, 2014, respectively. For the six months ended June 30, 2015 and 2014, we had a net pre-tax gain of $0.9 million and a net pre-tax loss of $1.3 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Details of futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2015	USD/Euro	USD	$6.0	1.1236	$47	July 24, 2015
June 30, 2015	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$22.5	6.2645	$181	July 17, 2015
June 30, 2015	USD/Chinese Yuan Renminbi	USD	$4.0	6.2355	$(13)	July 17, 2015
June 30, 2015	USD/Chinese Yuan Renminbi	USD	$7.5	6.2473	$(40)	July 17, 2015
June 30, 2015	USD/Brazilian Real	USD	$2.5	2.7690	$281	July 17, 2015

December 31, 2014	USD/Euro	USD	$5.0	1.2450	$140	January 23, 2015
December 31, 2014	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.2757	$174	January 16, 2015
December 31, 2014	USD/Brazilian Real	USD	$5.0	2.3401	$609	January 16, 2015
December 31, 2014	USD/Brazilian Real	Brazilian Real	$2.5	2.5442	$(113)	January 16, 2015

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.
Note 17 — Subsequent Event
On August 4, 2015, we signed an Asset Purchase Agreement to acquire substantially all of the net assets of Ecolink Intelligent Technology, Inc. (“Ecolink”), a U.S.-based leading developer of smart home technology that designs, develops and manufactures a wide range of intelligent wireless security and home automation products. Under the terms of the Asset Purchase Agreement, we will pay an initial cash purchase price of approximately $12.4 million, plus contingent cash consideration based upon a percentage of operating income attributable to Ecolink over the next five years. We expect this transaction to close during the third quarter of 2015.

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
Since our beginning in 1986, we have compiled an extensive IR code library that covers over 896,000 individual device functions and approximately 7,200 individual consumer electronic equipment brand names. Our library is regularly updated with IR codes used in newly introduced AV devices. These IR codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
We operate as one business segment. We have twenty-four international subsidiaries located in Argentina, Brazil, British Virgin Islands (3), Cayman Islands, France, Germany, Hong Kong (4), India, Italy, Japan, Mexico, the Netherlands, People's Republic of China (4), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended June 30, 2015:

•	Net sales increased 0.8% to $147.6 million for the three months ended June 30, 2015 from $146.3 million for the three months ended June 30, 2014.

•	Our gross margin percentage decreased from 29.8% for the three months ended June 30, 2014 to 27.3% for the three months ended June 30, 2015.

•	Operating expenses, as a percent of sales, decreased from 21.8% for the three months ended June 30, 2014 to 20.3% for the three months ended June 30, 2015.

•
Our operating income decreased 10.9% to $10.4 million for the three months ended June 30, 2015 from $11.7 million for the three months ended June 30, 2014, and our operating margin percentage decreased from 8.0% for the three months ended June 30, 2014 to 7.0% for the three months ended June 30, 2015.

•	Our effective tax rate decreased to 20.7% for the three months ended June 30, 2015, compared to 24.7% for the three months ended June 30, 2014.
Our strategic business objectives for 2015 include the following:

•	continue to develop industry-leading technologies and products in order to improve profitability;

•	continue to increase our market share in newer product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7	70.2	72.3	71.0
Gross profit	27.3	29.8	27.7	29.0
Research and development expenses	2.8	2.8	3.0	3.0
Selling, general and administrative expenses	17.5	19.0	18.8	19.6
Operating income	7.0	8.0	5.9	6.4
Interest income (expense), net	0.1	(0.0)	0.1	(0.0)
Other income (expense), net	0.1	(0.3)	0.1	(0.3)
Income before provision for income taxes	7.2	7.7	6.1	6.1
Provision for income taxes	1.5	1.9	1.3	1.5
Net income	5.7%	5.8%	4.8%	4.6%
Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014
Net sales. Net sales for the three months ended June 30, 2015 were $147.6 million, an increase of 0.8% compared to $146.3 million for the three months ended June 30, 2014. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended June 30,
	2015		2014
	$ (millions)	% of total	$ (millions)	% of total
Business	$135.5	91.8%	$132.7	90.7%
Consumer	12.1	8.2	13.6	9.3
Total net sales	$147.6	100.0%	$146.3	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.8% of net sales for the three months ended June 30, 2015 compared to 90.7% for the three months ended June 30, 2014. Net sales in our Business lines for the three months ended June 30, 2015 increased by 2.1% to $135.5 million from $132.7 million driven primarily by strong demand and increased market share with North American subscription broadcasters.
Net sales in our Consumer lines (One For All® retail and private label) were 8.2% of net sales for the three months ended June 30, 2015 compared to 9.3% for the three months ended June 30, 2014. Net sales in our Consumer lines for the three months ended June 30, 2015 decreased by 11.0% to $12.1 million from $13.6 million in the three months ended June 30, 2014. This decrease was driven primarily by the weakening of the Euro and the British Pound compared to the U.S. Dollar, which negatively impacted sales in the current year period by $1.5 million.

Gross profit. Gross profit for the three months ended June 30, 2015 was $40.3 million compared to $43.6 million for the three months ended June 30, 2014. Gross profit as a percent of sales decreased to 27.3% for the three months ended June 30, 2015 compared to 29.8% for the three months ended June 30, 2014. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin than our company average, labor inflation in China where our three manufacturing facilities are located, and the strengthening of the U.S. Dollar versus the Euro and British Pound. In addition, a decrease in chip and royalty revenue associated with the TV and mobile device markets also negatively impacted our gross margin rate.
Research and development ("R&D") expenses. R&D expenses remained at $4.1 million for both the three months ended June 30, 2015 and the three months ended June 30, 2014 as we continue to develop new product offerings for new and existing categories.
Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 7.1% to $25.8 million for the three months ended June 30, 2015 from $27.8 million for the three months ended June 30, 2014. This decrease was attributable primarily to the weakening of the Euro and Brazilian Real, as well as decreases in incentive compensation costs and outside legal expenses related to patent litigation cases. These decreases were partially offset by increased payroll costs associated with additional headcount to support product development efforts and annual merit increases, and increased delivery expenses as a result of the additional sales to North American subscription broadcasting customers in the current year period.
Interest income (expense), net. Net interest income was $0.1 million for the three months ended June 30, 2015 compared to net interest expense of $71 thousand for the three months ended June 30, 2014.
Other income (expense), net. Net other income was $56 thousand for the three months ended June 30, 2015 compared to net other expense of $0.3 million for the three months ended June 30, 2014. This change was driven primarily by a net foreign currency gain being recorded for the three months ended June 30, 2015, compared to a net foreign currency loss for the three months ended June 30, 2014, and was mostly associated with fluctuations in foreign currency exchange rates related to the Chinese Yuan Renminbi, British Pound, Brazilian Real and Euro.
Provision for income taxes. Income tax expense was $2.2 million for the three months ended June 30, 2015 compared to $2.8 million for the three months ended June 30, 2014. Our effective tax rate was 20.7% for the three months ended June 30, 2015 compared to 24.7% for the three months ended June 30, 2014. The decrease in our effective tax rate was primarily due to the recording of a $0.5 million tax refund during the three months ended June 30, 2015 relating to tax incentives in China for the years 2012 through 2014.
Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014
Net sales. Net sales for the six months ended June 30, 2015 were $280.3 million, an increase of 1.5% compared to $276.2 million for the six months ended June 30, 2014. Net sales by our Business and Consumer lines were as follows:

	Six Months Ended June 30,
	2015		2014
	$ (millions)	% of total	$ (millions)	% of total
Business	$257.0	91.7%	$251.2	90.9%
Consumer	23.3	8.3	25.0	9.1
Total net sales	$280.3	100.0%	$276.2	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.7% of net sales for the six months ended June 30, 2015 compared to 90.9% for the six months ended June 30, 2014. Net sales in our Business lines for the six months ended June 30, 2015 increased by 2.3% to $257.0 million from $251.2 million driven primarily by strong demand and increased market share with North American subscription broadcasters.
Net sales in our Consumer lines (One For All® retail and private label) were 8.3% of net sales for the six months ended June 30, 2015 compared to 9.1% for the six months ended June 30, 2014. Net sales in our Consumer lines for the six months ended June 30, 2015 decreased by 6.8% to $23.3 million from $25.0 million in the six months ended June 30, 2014. This decrease was driven primarily by the weakening of the Euro and the British Pound compared to the U.S. Dollar, which negatively impacted sales in the current year period by $2.8 million. This unfavorable currency impact was partially offset by increased sales in the European market.
Gross profit. Gross profit for the six months ended June 30, 2015 was $77.7 million compared to $80.1 million for the six months ended June 30, 2014. Gross profit as a percent of sales decreased to 27.7% for the six months ended June 30, 2015 compared to 29.0% for the six months ended June 30, 2014. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin than our company average as well as labor inflation in China where our three manufacturing facilities are located.
Research and development expenses. R&D expense was $8.5 million for the six months ended June 30, 2015 compared to $8.4 million for the six months ended June 30, 2014 as we continue to develop new product offerings for new and existing categories.
Selling, general and administrative expenses. SG&A expenses decreased 2.6% to $52.7 million for the six months ended June 30, 2015 from $54.0 million for the six months ended June 30, 2014. This decrease was attributable primarily to the weakening of the Euro and Brazilian Real as well as decreases in incentive compensation costs and outside legal expenses related to patent litigation cases. These decreases were partially offset by increased payroll costs associated with additional headcount to support product development efforts and annual merit increases, and increased delivery and freight expense as a result of the additional sales to North American subscription broadcasting customers in the current year period as well as the rerouting of certain shipments in the first quarter of 2015 due to the temporary port congestion in Los Angeles, California.
Interest income (expense), net. Net interest income was $0.2 million for the six months ended June 30, 2015 compared to net interest expense of $0.1 million for the six months ended June 30, 2014.
Other income (expense), net. Net other income was $0.3 million for the six months ended June 30, 2015 compared to net other expense of $0.7 million for the six months ended June 30, 2014. This change was driven primarily by a net foreign currency gain being recorded for the six months ended June 30, 2015, compared to a net foreign currency loss for the six months ended June 30, 2014, and was mostly associated with fluctuations in foreign currency exchange rates related to the Chinese Yuan Renminbi, British Pound, and Euro.
Provision for income taxes. Income tax expense was $3.4 million for the six months ended June 30, 2015 compared to $4.1 million for the six months ended June 30, 2014. Our effective tax rate was 20.2% for the six months ended June 30, 2015 compared to 24.5% for the six months ended June 30, 2014. The decrease in our effective tax rate was primarily due to the recording of $0.8 million in tax refunds during the six months ended June 30, 2015, of which $0.5 million related to tax incentives in China for the years 2012 through 2014 and $0.3 million related to certain deductible research and development expenses incurred in China during 2013.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2015	Increase (Decrease)	Six Months Ended June 30, 2014
Cash provided by operating activities	$5,942	$(22,849)	$28,791
Cash used for investing activities	(16,907)	(8,530)	(8,377)
Cash provided by (used for) financing activities	(19,936)	(11,468)	(8,468)
Effect of exchange rate changes on cash	542	1,020	(478)

	June 30, 2015	Increase (Decrease)	December 31, 2014
Cash and cash equivalents	$82,162	$(30,359)	$112,521
Working capital	158,921	(24,679)	183,600
Net cash provided by operating activities was $5.9 million during the six months ended June 30, 2015 compared to $28.8 million during the six months ended June 30, 2014, primarily due to the net impact of changes in working capital needs associated with inventory, accounts payable and accounts receivable. During the six months ended June 30, 2015, we deliberately increased our inventory levels in order to meet the strong second half demand for our higher end products in the subscription broadcast channel. In addition, we made a strategic purchase of resin to take advantage of attractive pricing. With respect to accounts payable, payment timing related to 2015 inventory purchases resulted in decreased cash inflows during the six months ended June 30, 2015 compared to the prior year period. Offsetting these impacts were improved cash flows associated with accounts receivable during the six months ended June 30, 2015, which was driven mainly by favorable collection timing. Days sales outstanding decreased from 66 days at June 30, 2014 to 63 days at June 30, 2015. Our days sales outstanding typically fluctuates between 62 and 69 days.
Net cash used for investing activities during the six months ended June 30, 2015 was $16.9 million compared to $8.4 million during the six months ended June 30, 2014. Cash outflows to purchase property, plant and equipment were $15.7 million during the six months ended June 30, 2015 compared to $7.7 million for the six months ended June 30, 2014. This increase was driven primarily by additional machinery and equipment purchases which are required to meet the increased demand for more advanced remote controls. In addition, we are increasing the amount of automation in our factories in an effort to mitigate the rising cost of labor in China. As a result, for the full year 2015 we expect property, plant and equipment purchases to total between $23 million to $26 million.
Net cash used for financing activities was $19.9 million during the six months ended June 30, 2015 compared to $8.5 million during the six months ended June 30, 2014. The increase in cash used for financing activities was driven primarily by an increased level of stock repurchases and a decrease in proceeds from stock options exercised in the current year period. Offsetting these increases in cash outflows were net borrowings on our line of credit of $12.0 million in the current year period.
During the six months ended June 30, 2015, we repurchased 648,708 shares of our common stock at a cost of $34.3 million compared to our repurchase of 349,533 shares at a cost of $14.3 million during the six months ended June 30, 2014. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2015, we had 526,069 shares available for repurchase on the open market under the Board's authorizations. On July 28, 2015, our Board increased these repurchase authorizations by 403,003 shares bringing the total authorization as of the approval date to 700,000 shares.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$11,531	$3,198	$4,213	$1,963	$2,157
Capital lease obligations	43	20	23	—	—
Purchase obligations(1)	4,178	4,178	—	—	—
Total contractual obligations	$15,752	$7,396	$4,236	$1,963	$2,157

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$82,162	$112,521
Available borrowing resources	$42,987	$54,987
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
On June 30, 2015, we had $4.9 million, $65.0 million, $10.1 million and $2.2 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2014, we had $43.5 million, $50.8 million, $12.9 million, and $5.3 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit and debt, of which there were $13 thousand at June 30, 2015.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2015, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At June 30, 2015, we had an outstanding balance of $12.0 million on our Credit Line.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we may need to borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the six months ended June 30, 2015.
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
Foreign Currency Exchange Rate Risk
At June 30, 2015 we had wholly owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, the PRC, Singapore, Spain, and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, and Indian Rupee. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro and Indian Rupee and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relateive to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2015, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Brazilian Real, and Indian Rupee relative to the U.S. Dollar fluctuate 10% from June 30, 2015, net income in the third quarter of 2015 would fluctuate by approximately $9.5 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2015, we repurchased 579,248 shares of our issued and outstanding common stock for $30.3 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On June 30, 2015, we had 526,069 shares available for repurchase on the open market under the Board's authorizations. On July 28, 2015, our Board increased these repurchase authorizations by 403,003 shares bringing the total authorization as of the approval date to 700,000 shares.
The following table sets forth, for the three months ended June 30, 2015, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2015 - April 30, 2015	12,870	$54.04	12,870	1,087,130
May 1, 2015 - May 31, 2015	293,171	52.16	288,499	798,631
June 1, 2015 - June 30, 2015	273,207	52.30	272,562	526,069
Total	579,248	$52.27	573,931	526,069

(1)
Of the shares purchased in May and June, 4,672 and 645, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy withholding obligations in connection with the vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common stock at the time of vesting.

(3)
On July 28, 2015, our board authorized an additional 403,003 shares for repurchase under this plan. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

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

Dated:	August 7, 2015	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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