Form 10-Q
period 2015-09-30
UNIVERSAL ELECTRONICS INC
filed 2015-11-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,498,648 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 4, 2015.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$64,308	$112,521
Restricted cash	4,623	—
Accounts receivable, net	112,054	97,989
Inventories, net	112,998	97,474
Prepaid expenses and other current assets	6,462	6,856
Income tax receivable	56	77
Deferred income taxes	5,175	5,048
Total current assets	305,676	319,965
Property, plant, and equipment, net	89,060	76,135
Goodwill	43,381	30,739
Intangible assets, net	33,952	24,614
Deferred income taxes	6,643	6,146
Other assets	5,516	5,471
Total assets	$484,228	$463,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,762	$69,991
Line of credit	47,000	—
Accrued compensation	32,782	40,656
Accrued sales discounts, rebates and royalties	6,491	8,097
Accrued income taxes	4,326	4,263
Deferred income taxes	—	—
Other accrued expenses	21,380	13,358
Total current liabilities	202,741	136,365
Long-term liabilities:
Long-term contingent consideration	11,200	—
Deferred income taxes	8,684	8,456
Income tax payable	566	566
Other long-term liabilities	1,976	2,062
Total liabilities	225,167	147,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,100,243 and 22,909,884 shares issued on September 30, 2015 and December 31, 2014, respectively	231	229
Paid-in capital	224,036	214,710
Treasury stock, at cost, 8,601,895 and 7,008,475 shares on September 30, 2015 and December 31, 2014, respectively	(199,646)	(120,938)
Accumulated other comprehensive income (loss)	(11,842)	(4,446)
Retained earnings	245,901	226,066
Universal Electronics Inc. stockholders' equity	258,680	315,621
Noncontrolling interest	381	—
Total stockholders' equity	259,061	315,621
Total liabilities and stockholders' equity	$484,228	$463,070
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$160,467	$147,780	$440,723	$423,940
Cost of sales	117,658	102,665	320,225	298,721
Gross profit	42,809	45,115	120,498	125,219
Research and development expenses	4,134	4,210	12,664	12,606
Selling, general and administrative expenses	29,642	27,120	82,298	81,164
Operating income	9,033	13,785	25,536	31,449
Interest income (expense), net	(16)	66	198	(21)
Other income (expense), net	(558)	(655)	(272)	(1,338)
Income before provision for income taxes	8,459	13,196	25,462	30,090
Provision for income taxes	2,185	2,325	5,624	6,458
Net income	6,274	10,871	19,838	23,632
Net income attributable to noncontrolling interest	3	—	3	—
Net income attributable to Universal Electronics Inc.	$6,271	$10,871	$19,835	$23,632

Earnings per share attributable to Universal Electronics Inc.:
Basic	$0.42	$0.69	$1.28	$1.50
Diluted	$0.41	$0.68	$1.25	$1.46
Shares used in computing earnings per share:
Basic	14,966	15,723	15,535	15,764
Diluted	15,230	16,103	15,834	16,135
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$6,274	$10,871	$19,838	$23,632
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(4,236)	(2,935)	(7,396)	(4,779)
Total comprehensive income (loss)	2,038	7,936	12,442	18,853
Comprehensive income (loss) attributable to noncontrolling interest	3	—	3	—
Comprehensive income (loss) attributable to Universal Electronics Inc.	$2,035	$7,936	$12,439	$18,853
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities:
Net income	$19,838	$23,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,459	13,445
Provision for doubtful accounts	189	16
Provision for inventory write-downs	2,258	2,385
Deferred income taxes	(515)	777
Tax benefit from exercise of stock options and vested restricted stock	1,023	2,141
Excess tax benefit from stock-based compensation	(1,071)	(2,124)
Shares issued for employee benefit plan	734	703
Stock-based compensation	5,923	4,831
Changes in operating assets and liabilities:
Restricted cash	(4,623)	—
Accounts receivable	(17,851)	(13,988)
Inventories	(20,261)	(577)
Prepaid expenses and other assets	426	(403)
Accounts payable and accrued expenses	21,821	13,647
Accrued income taxes	180	(1,138)
Net cash provided by operating activities	22,530	43,347
Cash used for investing activities:
Acquisition of net assets of Ecolink Intelligent Technology, Inc., net of cash acquired	(12,482)	—
Acquisition of property, plant, and equipment	(26,376)	(12,480)
Acquisition of intangible assets	(1,877)	(1,374)
Net cash used for investing activities	(40,735)	(13,854)
Cash provided by (used for) financing activities:
Borrowings under line of credit	69,500	—
Repayments on line of credit	(22,500)	—
Proceeds from stock options exercised	1,648	6,400
Treasury stock purchased	(78,708)	(15,184)
Excess tax benefit from stock-based compensation	1,071	2,124
Net cash provided by (used for) financing activities	(28,989)	(6,660)
Effect of exchange rate changes on cash	(1,019)	(43)
Net increase (decrease) in cash and cash equivalents	(48,213)	22,790
Cash and cash equivalents at beginning of year	112,521	76,174
Cash and cash equivalents at end of period	$64,308	$98,964

Supplemental cash flow information:
Income taxes paid	$3,922	$4,091
Interest paid	$68	$—
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)
Note 1 — Basis of Presentation and Significant Accounting Policies
In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As used herein, the terms "Company," "we," "us," and "our" refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2014.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review of impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes and stock-based compensation expense. Actual results may differ from these estimates and assumptions, and they may be adjusted as more information becomes available. Any adjustment may be material.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2015	December 31, 2014
United States	$4,722	$43,546
Asia	50,153	50,799
Europe	5,912	12,912
South America	3,521	5,264
Total cash and cash equivalents	$64,308	$112,521
Restricted Cash
In connection with the court order issued on September 4, 2015, we placed $4.6 million of cash into a collateralized surety bond. This bond has certain restrictions for liquidation and has therefore been classified as restricted cash. Refer to Note 10 for further information about this ongoing litigation.
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Trade receivables, gross	$109,657	$91,605
Allowance for doubtful accounts	(728)	(616)
Allowance for sales returns	(447)	(617)
Net trade receivables	108,482	90,372
Other	3,572	7,617
Accounts receivable, net	$112,054	$97,989
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$616	$478
Additions to costs and expenses	189	16
(Write-offs)/FX effects	(77)	(17)
Balance at end of period	$728	$477
Sales Returns
The allowance for sales returns at September 30, 2015 and December 31, 2014 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.4 million on September 30, 2015 and December 31, 2014, respectively. The value of these returned goods was included in our inventory balance at September 30, 2015 and December 31, 2014.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2015		2014
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$42,675	26.6%	$—	(1)	—%	(1)
DIRECTV	21,957	13.7	18,201		12.3

(1)	Net sales to this customer did not total more than 10% of our total net sales in the prior period.

	Nine Months Ended September 30,
	2015		2014
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$88,633	20.1%	$—	(1)	—%	(1)
DIRECTV	57,447	13.0	44,733		10.6

(1)	Net sales to this customer did not total more than 10% of our total net sales in the prior period.

Trade receivables associated with Comcast Corporation accounted for $22.2 million, or 19.8%, of our accounts receivable, net at September 30, 2015. We had no other customer with trade receivables greater than 10% of our accounts receivable, net at September 30, 2015 or December 31, 2014.
Note 4 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Raw materials	$29,472	$24,763
Components	14,483	16,170
Work in process	4,667	2,622
Finished goods	66,952	56,458
Reserve for excess and obsolete inventory	(2,576)	(2,539)
Inventories, net	$112,998	$97,474

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$2,539	$2,714
Additions charged to costs and expenses (1)	2,012	2,141
Sell through (2)	(774)	(728)
Write-offs/FX effects	(1,201)	(1,862)
Balance at end of period	$2,576	$2,265

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. Maxim Integrated Products International Limited provided $24.3 million, or 11.1%, of total inventory purchases during the nine months ended September 30, 2014.

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this vendor. Inventory purchases from this supplier were as follows:

	Three Months Ended September 30,
	2015		2014
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$2,115	2.3%	$2,372	3.0%

	Nine Months Ended September 30,
	2015		2014
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$6,566	2.6%	$6,602	3.0%
Total accounts payable to this supplier were as follows:

	September 30, 2015		December 31, 2014
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$2,142	2.4%	$2,378	3.4%
Our payable terms and pricing with this supplier are consistent with the terms offered by other suppliers in the ordinary course of business. The accounting policies that we apply to our transactions with our related party supplier are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party supplier to ensure these purchases remain consistent with our business objectives.
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2014	$30,739
Goodwill acquired during the period (1)	12,781
FX effects	(139)
Balance at September 30, 2015	$43,381

(1)
During the third quarter of 2015, we recognized $12.8 million of goodwill related to the Ecolink Intelligent Technology, Inc. acquisition. Please refer to Note 18 for further information about this acquisition.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	September 30, 2015			December 31, 2014
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$320	$(91)	$229	$347	$(76)	$271
Patents	11,090	(4,641)	6,449	10,107	(4,736)	5,371
Trademarks and trade names (2)	2,402	(989)	1,413	2,001	(834)	1,167
Developed and core technology (2)	12,588	(1,682)	10,906	3,506	(1,373)	2,133
Capitalized software development costs	181	(89)	92	276	(85)	191
Customer relationships (2)	27,718	(12,855)	14,863	26,406	(10,925)	15,481
Total intangible assets, net	$54,299	$(20,347)	$33,952	$42,643	$(18,029)	$24,614

(1)	This table excludes the gross value of fully amortized intangible assets totaling $8.8 million and $7.9 million at September 30, 2015 and December 31, 2014, respectively.

(2)
During the third quarter of 2015, we purchased a trade name valued at $0.4 million, which is being amortized ratably over seven years; developed technology valued at $9.1 million, which is being amortized over a weighted average period of approximately five years; and customer relationships valued at $1.3 million, which are being amortized ratably over five years. Refer to Note 18 for further information regarding our purchase of these intangible assets.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Cost of sales	$31	$37	$100	$111
Selling, general and administrative	1,187	1,026	3,206	3,009
Total amortization expense	$1,218	$1,063	$3,306	$3,120

Estimated future annual amortization expense related to our intangible assets at September 30, 2015, is as follows:

(In thousands)
2015 (remaining 3 months)	$1,530
2016	6,094
2017	6,022
2018	5,995
2019	5,988
Thereafter	8,323
Total	$33,952
Note 6 — Line of Credit

On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provided for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On September 3, 2015, we entered into the Second Amendment to the Amended Credit Agreement in which the Credit Line was increased to $65.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at September 30, 2015.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2015, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At September 30, 2015, we had $47.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $112 thousand and $129 thousand during the three and nine months ended September 30, 2015, respectively. We had no interest expense or borrowings during the three and nine months ended September 30, 2014.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $2.2 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 25.8% and 17.6% during the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended September 30, 2014 was lower than normal as a result of tax refunds received in China relating to certain tax incentive programs.
We recorded income tax expense of $5.6 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 22.1% and 21.5% during the nine months ended September 30, 2015 and 2014, respectively. The increase in our effective tax rate was due primarily to a higher percentage of income being earned in higher tax rate jurisdictions.
At September 30, 2015, we had gross unrecognized tax benefits of $3.5 million, including interest and penalties, of which $3.1 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.3 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.1 million and $0.2 million at September 30, 2015 and December 31, 2014, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On September 30, 2015, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2011 through 2014, state 2010 through 2014, and foreign 2008 through 2014.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Accrued social insurance (1)	$19,397	$19,941
Accrued salary/wages	6,280	6,114
Accrued vacation/holiday	2,281	2,222
Accrued bonus (2)	2,764	8,492
Accrued commission	717	1,797
Accrued medical insurance claims	144	236
Other accrued compensation	1,199	1,854
Total accrued compensation	$32,782	$40,656

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2015 and December 31, 2014.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.6 million and $0.6 million at September 30, 2015 and December 31, 2014, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Advertising and marketing	$185	$174
Deferred revenue	1,672	648
Duties	1,148	947
Freight and handling fees	1,852	1,522
Product development	456	751
Product warranty claim costs	36	353
Professional fees	1,570	1,493
Property, plant, and equipment	1,511	141
Sales taxes and VAT	2,367	2,057
Third-party commissions	794	553
Tooling (1)	948	1,089
Unrealized loss on foreign currency exchange futures contracts	692	113
URC court order (Notes 2 and 10)	4,625	—
Utilities	305	275
Other	3,219	3,242
Total other accrued expenses	$21,380	$13,358

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Related Party Vendor
We have obtained certain engineering support services for our India subsidiary from JAP Techno Solutions ("JAP"). The owner of JAP is the spouse of the managing director of our India operations. Total fees paid to JAP for the three months ended September 30, 2015 and 2014 were $25 thousand and $11 thousand, respectively. Total fees paid to JAP for the nine months ended September 30, 2015 and 2014 were $77 thousand and $11 thousand, respectively.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$353	$41
Accruals for warranties issued during the period	12	933
Settlements (in cash or in kind) during the period	(329)	(41)
Balance at end of period	$36	$933
Litigation

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC was infringing, directly and indirectly, four of our patents related to remote control technology. After prolonged discovery proceedings during 2013 and the first part of 2014 and then trial in May 2014, the jury returned a verdict that URC did not infringe our patents, and found for URC on patent validity and several equitable defenses in the lawsuit. Although the jury's verdict on the equitable defenses was advisory in nature, on January 27, 2015, final judgment was entered by the Court accepting the jury's verdict pertaining to invalidity, non-infringement, marking, and the equitable defense of laches and ordered us to pay URC's costs of litigation, exclusive of attorney's fees. On March 10, 2015, after full briefing and a hearing, the Court granted URC's motion for a portion of its attorneys' fees and expenses. URC sought an award of attorneys' fees, expenses and costs in excess of $6.0 million. On September 4, 2015, the Court issued its order awarding URC $4.6 million in fees, expenses and costs. We are vigorously appealing this order and all other orders adverse to us. URC is likewise appealing all orders adverse to it. On October 13, 2015, the Federal Circuit Court of Appeals issued its order, which among other things consolidated all appeals in this matter and ordered URC to file its opening brief no later than November 13, 2015. As a result of the lower court's order, we have accrued $4.6 million within selling, general and administrative expenses for the three and nine months ended September 30, 2015. Additionally, as described in Note 2, we placed $4.6 million into a surety bond as collateral for this court order.

On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)). In mid-November 2013, we filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd., a South Korean entity, and Ohsung Electronics USA, Inc., a California entity, (collectively "Ohsung"), to the lawsuit. In late June and early July of 2014, URC and Ohsung requested inter partes review ("IPR") with the US Patent and Trademark Office ("Patent Office" or "USPTO") for each of the ten patents pending in the second URC lawsuit. During December 2014 and January 2015, the Patent Office issued its decisions on URC's petitions and accepted for review all claims at issue with respect to five of the patents, certain claims at issue with respect to two of the patents and denied in full the request to review the other three patents at issue. We are presently defending those patents in front of the USPTO. During the Patent Office’s review, this second lawsuit has been stayed by the Court with the parties agreeing that the stay continue while the Patent Office decides the IPRs. The Patent Office’s decisions are expected in late January 2016.

On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplies Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido are seeking to enjoin Telenet and UEBV from continued distribution and use of the products at issue. After fully briefing and a hearing, on September 29, 2015, the Court issued its ruling in our and

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. UEBV and Telenet intend to vigorously defend against Ruwido's appeal.
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
Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2015, we had no shares available for repurchase on the open market under the Board's authorizations. On October 28, 2015, our Board approved a new repurchase plan authorizing the repurchase of 500,000 shares on the open market.
Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands, except share data)	2015	2014
Shares repurchased	1,593,420	367,949
Cost of shares repurchased	$78,708	$15,184
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the nine months ended September 30, 2014, we issued 15,000 shares from treasury to outside directors for services performed (see Notes 13 and 16).
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
United States	$83,059	$51,247	$200,167	$149,805
Asia (excluding PRC)	25,763	35,526	87,428	99,158
People's Republic of China	19,804	27,364	57,008	77,121
Europe	15,055	15,926	46,189	50,441
Latin America	8,848	10,378	29,766	30,016
Other	7,938	7,339	20,165	17,399
Total net sales	$160,467	$147,780	$440,723	$423,940
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	September 30, 2015	December 31, 2014
United States	$6,785	$5,716
People's Republic of China	82,893	70,619
All other countries	4,898	5,271
Total long-lived tangible assets	$94,576	$81,606
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Cost of sales	$10	$4	$29	$12
Research and development expenses	94	60	305	261
Selling, general and administrative expenses:
Employees	1,459	1,143	4,465	3,754
Outside directors	377	373	1,124	804
Total stock-based compensation expense	$1,940	$1,580	$5,923	$4,831

Income tax benefit	$550	$473	$1,684	$1,417

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2014	650	$25.56
Granted	74	65.54
Exercised	(69)	23.95		$2,122
Forfeited/canceled/expired	(8)	20.64
Outstanding on September 30, 2015 (1)	647	$30.35	5.07	$9,286
Vested and expected to vest on September 30, 2015 (1)	647	$30.35	5.07	$9,282
Exercisable on September 30, 2015 (1)	471	$24.96	4.65	$8,034

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2015. This amount will change based on the fair market value of our stock.

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
As of September 30, 2015, we expect to recognize $2.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares Granted (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	266	$39.28
Granted	60	57.60
Vested	(107)	27.97
Forfeited	(1)	63.19
Non-vested at September 30, 2015	218	$49.80
As of September 30, 2015, we expect to recognize $8.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Note 14 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net gain (loss) on foreign currency exchange contracts (1)	$(80)	$353	$787	$(912)
Net gain (loss) on foreign currency exchange transactions	(553)	(1,028)	(1,229)	(406)
Other income (expense)	75	20	170	(20)
Other income (expense), net	$(558)	$(655)	$(272)	$(1,338)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
Note 15 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2015	2014	2015	2014
BASIC
Net income attributable to Universal Electronics Inc.	$6,271	$10,871	$19,835	$23,632
Weighted-average common shares outstanding	14,966	15,723	15,535	15,764
Basic earnings per share attributable to Universal Electronics Inc.	$0.42	$0.69	$1.28	$1.50

DILUTED
Net income attributable to Universal Electronics Inc.	$6,271	$10,871	$19,835	$23,632
Weighted-average common shares outstanding for basic	14,966	15,723	15,535	15,764
Dilutive effect of stock options and restricted stock	264	380	299	371
Weighted-average common shares outstanding on a diluted basis	15,230	16,103	15,834	16,135
Diluted earnings per share attributable to Universal Electronics Inc.	$0.41	$0.68	$1.25	$1.46
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Stock options	74	—	62	69
Restricted stock awards	23	—	13	9

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Note 16 — Stockholders' Equity and Noncontrolling Interest
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of Universal Electronics Inc. stockholders’ equity, stockholders’ equity attributable to noncontrolling interest and total stockholders' equity for the year ended December 31, 2014 and the nine months ended September 30, 2015 is as follows:

	Shares		Stockholders' Equity
(In thousands)	Common Stock	Treasury Stock	Universal Electronics Inc. Stockholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2013	22,344	(6,639)	$291,270	$—	$291,270
Net income			32,534		32,534
Currency translation adjustment			(7,428)		(7,428)
Shares issued for employee benefit plan and compensation	160		847		847
Purchase of treasury shares		(384)	(16,168)		(16,168)
Stock options exercised	391		8,122		8,122
Shares issued to Directors	15	15	—		—
Stock-based compensation expense			6,444		6,444
Balance at December 31, 2014	22,910	(7,008)	315,621	—	315,621
Net income			19,835	3	19,838
Currency translation adjustment			(7,396)		(7,396)
Shares issued for employee benefit plan and compensation	99		734		734
Purchase of treasury shares		(1,594)	(78,708)		(78,708)
Stock options exercised	69		1,648		1,648
Shares issued to Directors	22		—		—
Stock-based compensation expense			5,923		5,923
Tax benefit from exercise of non-qualified stock options and vested restricted stock			1,023		1,023
Business combination (Note 18)				378	378
Balance at September 30, 2015	23,100	(8,602)	$258,680	$381	$259,061
Note 17 — Derivatives
We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We are exposed to market risks from foreign currency exchange rates, which may adversely affect our operating results and financial position. Our foreign currency exposures are primarily concentrated in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen and Mexican Peso. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments and these derivatives have not qualified for hedge accounting.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

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

	September 30, 2015				December 31, 2014
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$(51)	$—	$(51)	$—	$810	$—	$810
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.1 million for the three months ended September 30, 2015 and a net pre-tax gain of $0.4 million for the three months ended September 30, 2014, respectively. For the nine months ended September 30, 2015 and 2014, we had a net pre-tax gain of $0.8 million and a net pre-tax loss of $0.9 million, respectively (see Note 14).
Details of futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2015	USD/Euro	USD	$7.0	1.1228	$39	October 2, 2015
September 30, 2015	USD/Euro	USD	$4.0	1.1283	$41	October 23, 2015
September 30, 2015	USD/Euro	Euro	$7.0	1.1282	$(73)	October 2, 2015
September 30, 2015	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$22.5	6.2565	$(619)	January 15, 2016
September 30, 2015	USD/Brazilian Real	USD	$3.0	3.2572	$561	October 16, 2015

December 31, 2014	USD/Euro	USD	$5.0	1.2450	$140	January 23, 2015
December 31, 2014	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.2757	$174	January 16, 2015
December 31, 2014	USD/Brazilian Real	USD	$5.0	2.3401	$609	January 16, 2015
December 31, 2014	USD/Brazilian Real	Brazilian Real	$2.5	2.5442	$(113)	January 16, 2015

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.
Note 18 — Business Combination
On August 4, 2015, we entered into an Asset Purchase Agreement (the "APA") to acquire substantially all of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"), a leading developer of smart home technology that designs, develops and manufactures a wide range of intelligent wireless security and home automation products. This transaction closed on August 31, 2015. The initial purchase price of $24.4 million was comprised of $13.2 million in cash, which is subject to adjustment based on the final adjusted initial purchase price, and $11.2 million of contingent consideration. Additionally, we incurred $0.2 million in acquisition costs, consisting primarily of legal and accounting expenses, which are included within selling, general and administrative expenses for the three and nine months ended September 30, 2015. The acquisition of these assets will allow us to extend our product offerings to include home security and automation products currently sold and marketed by Ecolink.
Included in the net assets acquired from Ecolink was a 50% ownership interest in Encore Controls LLC ("Encore"), a developer of smart home technology that designs and sells intelligent wireless fire safety products for use in home security systems.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Management has determined that we are the primary beneficiary of Encore due to our ability to direct the activities that most significantly impact the economic performance of Encore, and thus we have consolidated the financial statements of Encore commencing on the acquisition date. The aggregate fair value of Encore’s net assets on the acquisition date was $0.7 million, of which $0.4 million was attributable to the noncontrolling interest. The fair value attributable to the noncontrolling interest was based on the noncontrolling interest's ownership percentage in the fair values of the assets and liabilities of Encore. The carrying amount of Encore's assets and liabilities consolidated at September 30, 2015 did not materially change from the opening balances at the acquisition date. The operations of Encore are financed through cash flows from operations, and we do not intend to provide support to Encore beyond our respective ownership obligation. Furthermore, the creditors of Encore do not have any recourse to our general credit.
Our consolidated income statement for the three and nine months ended September 30, 2015 includes net sales of $0.3 million and a net loss of $0.2 million attributable to Ecolink for the period commencing on August 31, 2015.
Contingent Consideration
The initial purchase price is subject to adjustment for differences between the initial estimated working capital balances and the final adjusted balances. In accordance with the terms of the APA, any adjustment to the initial purchase price must be completed within 120 days of the acquisition date. We expect this calculation to be completed in the fourth quarter of 2015.
We are required to make additional earnout payments upon the achievement of certain operating income levels attributable to Ecolink over each of the next 5 years. The amount of contingent consideration is calculated at the end of each calendar year and is based upon certain percentages of operating income target levels as defined in the APA. Ecolink's operating income will be calculated using certain revenues, costs and expenses directly attributable to Ecolink as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 15.5% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. The fair value of earnout consideration is presented as long-term contingent consideration in our consolidated balance sheet at September 30, 2015.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Preliminary Purchase Price Allocation
Using the acquisition method of accounting, the acquisition date fair value of the consideration transferred was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. The goodwill is expected to be deductible for income tax purposes. Management's preliminary purchase price allocation as of September 30, 2015 was the following:

(in thousands)	Estimated Lives	Preliminary Fair Value
Cash and cash equivalents		$685
Accounts receivable		375
Inventories		1,412
Prepaid expenses and other current assets		253
Property, plant and equipment	1-4 years	16
Non-interest bearing liabilities		(1,557)
Net tangible assets acquired		1,184
Trade name	7 years	400
Developed technology	4-14 years	9,080
Customer relationships	5 years	1,300
Goodwill		12,781
Total purchase price		24,745
Noncontrolling interest		(378)
Net purchase price		24,367
Less: Contingent consideration		(11,200)
Cash paid		$13,167
Management's determination of the fair value of intangible assets acquired are based primarily on significant inputs not observable in an active market and thus represent Level 3 fair value measurements as defined under U.S. GAAP.
The fair value assigned to Ecolink’s trade name intangible asset was determined utilizing a relief from royalty method. Under the relief from royalty method, the fair value of the intangible asset is estimated to be the present value of the royalties saved because the company owns the intangible asset. Revenue projections and estimated useful life were significant inputs into estimating the value of Ecolink’s trade name.
The fair value assigned to Ecolink's developed technology was determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and utilizes revenue and cost projections, including an assumed contributory asset charge.
The fair value assigned to Ecolink's customer relationships intangible asset was determined utilizing the with and without method. Under the with and without method, the fair value of the intangible asset is estimated based on the difference in projected earnings utilizing the existing Ecolink customer base versus projected earnings based on starting with no customers and reacquiring the customer base. Revenue and earnings projections were significant inputs into estimating the value of Ecolink’s customer relationships.
The trade name, developed technology and customer relationships intangible assets are expected to be deductible for income tax purposes.
Pro Forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of Ecolink as if this transaction had occurred on January 1, 2014. This unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of January 1, 2014, and should not be taken as a projection of the future consolidated results of our operations.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2015	2014	2015	2014
Net sales	$161,392	$149,310	$444,762	$430,262
Net income	$6,203	$10,689	$19,505	$23,219
Net income attributable to Universal Electronics Inc.	$6,197	$10,643	$19,440	$22,795
Basic earnings per share attributable to Universal Electronics Inc.	$0.41	$0.68	$1.25	$1.45
Diluted earnings per share attributable to Universal Electronics Inc.	$0.41	$0.66	$1.23	$1.41
For purposes of determining pro forma net income attributable to Universal Electronics Inc., adjustments were made to all periods presented in the table above. The pro forma net income and net income attributable to Universal Electronics Inc. assumes that amortization of acquired intangible assets and of fair value adjustments related to inventories began at January 1, 2014 rather than on September 1, 2015. The result is a net increase in amortization expense of $0.3 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, acquisition costs totaling $0.2 million are excluded from pro forma net income attributable to Universal Electronics Inc. All adjustments have been made net of their related tax effects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed and universal remote control products, audio-video ("AV") accessories, software and intelligent wireless automation components dedicated to redefining the home entertainment and automation experience. Our customers operate primarily in the consumer electronics market and include subscription broadcasters, original equipment manufacturers ("OEMs"), international retailers, private label brands, pro-security installers and companies in the computing industry. We also sell integrated circuits, on which our software and infrared ("IR") device control code database is embedded, and license our IR device control database to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room air conditioning equipment, game consoles, and wireless mobile phones and tablets.
Since our beginning in 1986, we have compiled an extensive device control code database that covers over 909,000 individual device functions and approximately 7,300 unique consumer electronic brands. Our proprietary software automatically detects, identifies and enables the appropriate control commands for any given home entertainment, automation and air conditioning device in the home. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. We believe that our universal remote control library contains device codes that are capable of controlling virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
We have developed a comprehensive patent portfolio of 357 pending and issued patents related to remote controls and home automation.
We operate as one business segment. We have twenty-four international subsidiaries located in Argentina, Brazil, British Virgin Islands (3), Cayman Islands, France, Germany, Hong Kong (4), India, Italy, Japan, Mexico, the Netherlands, People's Republic of China (4), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended September 30, 2015:

•	Net sales increased 8.6% to $160.5 million for the three months ended September 30, 2015 from $147.8 million for the three months ended September 30, 2014.

•	Our gross margin percentage decreased from 30.5% for the three months ended September 30, 2014 to 26.7% for the three months ended September 30, 2015.

•	Operating expenses, as a percent of sales, decreased from 21.2% for the three months ended September 30, 2014 to 21.1% for the three months ended September 30, 2015.

•
Our operating income decreased 34.5% to $9.0 million for the three months ended September 30, 2015 from $13.8 million for the three months ended September 30, 2014, and our operating margin percentage decreased from 9.3% for the three months ended September 30, 2014 to 5.6% for the three months ended September 30, 2015.

•	Our effective tax rate increased to 25.8% for the three months ended September 30, 2015, compared to 17.6% for the three months ended September 30, 2014.
Our strategic business objectives for 2015 include the following:

•	continue to develop industry-leading technologies and products in order to improve profitability;

•	continue to increase our market share in newer product categories, such as smart devices and game consoles;

•	further penetrate the growing Asian and Latin American subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. The critical accounting policy below supplements the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.
Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets and the liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant fair value estimates and assumptions, especially with respect to intangible assets and contingent consideration. Management estimates the fair value of certain intangible assets and contingent consideration by utilizing the following (but not limited to):

•	future cash flow from customer contracts, customer lists, distribution agreements, acquired developed technologies, trademarks, trade names and patents;

•	expected costs to complete development of in-process technology into commercially viable products and cash flows from the products once they are completed;

•	brand awareness and market position as well as assumptions regarding the period of time the brand will continue to be used in our product portfolio; and

•	discount rates utilized in discounted cash flow models.
Our estimates are based upon assumptions believed to be reasonable; however, unanticipated events or circumstances may occur which may affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.
Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.3	69.5	72.7	70.5
Gross profit	26.7	30.5	27.3	29.5
Research and development expenses	2.6	2.8	2.9	3.0
Selling, general and administrative expenses	18.5	18.4	18.6	19.1
Operating income	5.6	9.3	5.8	7.4
Interest income (expense), net	(0.0)	0.0	0.0	(0.0)
Other income (expense), net	(0.3)	(0.4)	(0.0)	(0.3)
Income before provision for income taxes	5.3	8.9	5.8	7.1
Provision for income taxes	1.4	1.5	1.3	1.5
Net income	3.9	7.4	4.5	5.6
Net income attributable to noncontrolling interest	0.0	—	0.0	—
Net income attributable to Universal Electronics Inc.	3.9%	7.4%	4.5%	5.6%
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Net sales. Net sales for the three months ended September 30, 2015 were $160.5 million, an increase of 8.6% compared to $147.8 million for the three months ended September 30, 2014. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended September 30,
	2015		2014
	$ (millions)	% of total	$ (millions)	% of total
Business	$148.6	92.6%	$135.2	91.5%
Consumer	11.9	7.4	12.6	8.5
Total net sales	$160.5	100.0%	$147.8	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.6% of net sales for the three months ended September 30, 2015 compared to 91.5% for the three months ended September 30, 2014. Net sales in our Business lines for the three months ended September 30, 2015 increased by 9.9% to $148.6 million from $135.2 million driven primarily by strong demand and increased market share with North American subscription broadcasters, partially offset by a decrease in net sales to consumer electronics companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 7.4% of net sales for the three months ended September 30, 2015 compared to 8.5% for the three months ended September 30, 2014. Net sales in our Consumer lines for the three months ended September 30, 2015 decreased by 5.6% to $11.9 million from $12.6 million in the three months ended September 30, 2014. This decrease was driven primarily by the weakening of the Euro and the British Pound compared to the U.S. Dollar, which negatively impacted sales in the current year period by $1.3 million.
Gross profit. Gross profit for the three months ended September 30, 2015 was $42.8 million compared to $45.1 million for the three months ended September 30, 2014. Gross profit as a percent of sales decreased to 26.7% for the three months ended September 30, 2015 compared to 30.5% for the three months ended September 30, 2014. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin rate than our company average, a decrease in chip and royalty revenue associated with the TV and mobile device markets, and labor inflation in China where our three manufacturing facilities are located.
Research and development ("R&D") expenses. R&D expenses were $4.1 million for the three months ended September 30, 2015 and $4.2 million for the three months ended September 30, 2014 as we continue to develop new product offerings for new and existing categories.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 9.3% to $29.6 million for the three months ended September 30, 2015 from $27.1 million for the three months ended September 30, 2014. This increase was attributable primarily to an unfavorable court order in a patent litigation lawsuit of $4.6 million in the third quarter of 2015. Payroll costs also increased as a result of additional headcount to support product development efforts and annual merit increases. These increases were partially offset by a decrease in incentive compensation costs and the weakening of the Euro, Brazilian Real and Chinese Yuan Renminbi.
Interest income (expense), net. Net interest expense was $16 thousand for the three months ended September 30, 2015 compared to net interest income of $66 thousand for the three months ended September 30, 2014.
Other income (expense), net. Net other expense was $0.6 million for the three months ended September 30, 2015 compared to net other expense of $0.7 million for the three months ended September 30, 2014. These foreign currency exchange losses were driven primarily by fluctuations in exchange rates related to the Euro, Chinese Yuan Renminbi and Brazilian Real.
Provision for income taxes. Income tax expense was $2.2 million for the three months ended September 30, 2015 compared to $2.3 million for the three months ended September 30, 2014. Our effective tax rate was 25.8% for the three months ended September 30, 2015 compared to 17.6% for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2014 was lower than normal as a result of tax refunds received in China relating to certain tax incentive programs.
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
Net sales. Net sales for the nine months ended September 30, 2015 were $440.7 million, an increase of 4.0% compared to $423.9 million for the nine months ended September 30, 2014. Net sales by our Business and Consumer lines were as follows:

	Nine Months Ended September 30,
	2015		2014
	$ (millions)	% of total	$ (millions)	% of total
Business	$405.6	92.0%	$386.4	91.2%
Consumer	35.1	8.0	37.5	8.8
Total net sales	$440.7	100.0%	$423.9	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.0% of net sales for the nine months ended September 30, 2015 compared to 91.2% for the nine months ended September 30, 2014. Net sales in our Business lines for the nine months ended September 30, 2015 increased by 5.0% to $405.6 million from $386.4 million driven primarily by strong demand and increased market share with North American subscription broadcasters, partially offset by a decrease in net sales to consumer electronics companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 8.0% of net sales for the nine months ended September 30, 2015 compared to 8.8% for the nine months ended September 30, 2014. Net sales in our Consumer lines for the nine months ended September 30, 2015 decreased by 6.4% to $35.1 million from $37.5 million in the nine months ended September 30, 2014. This decrease was driven primarily by the weakening of the Euro and the British Pound compared to the U.S. Dollar, which negatively impacted sales in the current year period by $4.0 million. This unfavorable currency impact was partially offset by increased sales in the European market.
Gross profit. Gross profit for the nine months ended September 30, 2015 was $120.5 million compared to $125.2 million for the nine months ended September 30, 2014. Gross profit as a percent of sales decreased to 27.3% for the nine months ended September 30, 2015 compared to 29.5% for the nine months ended September 30, 2014. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin rate than our company average, a decrease in chip and royalty revenue associated with the TV and mobile device markets, and labor inflation in China where our three manufacturing facilities are located.
Research and development expenses. R&D expenses were $12.7 million for the nine months ended September 30, 2015 compared to $12.6 million for the nine months ended September 30, 2014 as we continue to develop new product offerings for new and existing categories.

Selling, general and administrative expenses. SG&A expenses increased 1.4% to $82.3 million for the nine months ended September 30, 2015 from $81.2 million for the nine months ended September 30, 2014. This increase was attributable primarily to an unfavorable court order in a patent litigation lawsuit of $4.6 million in the third quarter of 2015. Payroll costs also increased as a result of additional headcount to support product development efforts and annual merit increases. SG&A expenses also increased due to increased delivery expenses as a result of the additional sales to North American subscription broadcasting customers in the current year period and the rerouting of certain shipments in the first quarter of 2015 due to the temporary port congestion in Los Angeles, California. These increases were partially offset by the weakening of the Euro, Brazilian Real and Chinese Yuan Renminbi and a decrease in incentive compensation costs.
Interest income (expense), net. Net interest income was $0.2 million for the nine months ended September 30, 2015 compared to net interest expense of $21 thousand for the nine months ended September 30, 2014.
Other income (expense), net. Net other expense was $0.3 million for the nine months ended September 30, 2015 compared to net other expense of $1.3 million for the nine months ended September 30, 2014. This change was driven primarily by a decrease in foreign currency losses and was mostly associated with fluctuations in foreign currency exchange rates related to the Euro, Chinese Yuan Renminbi and British Pound.
Provision for income taxes. Income tax expense was $5.6 million for the nine months ended September 30, 2015 compared to $6.5 million for the nine months ended September 30, 2014. Our effective tax rate was 22.1% for the nine months ended September 30, 2015 compared to 21.5% for the nine months ended September 30, 2014. The increase in our effective tax rate was due primarily to a higher percentage of income being earned in higher tax rate jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2015	Increase (Decrease)	Nine Months Ended September 30, 2014
Cash provided by operating activities	$22,530	$(20,817)	$43,347
Cash used for investing activities	(40,735)	(26,881)	(13,854)
Cash provided by (used for) financing activities	(28,989)	(22,329)	(6,660)
Effect of exchange rate changes on cash	(1,019)	(976)	(43)

	September 30, 2015	Increase (Decrease)	December 31, 2014
Cash and cash equivalents	$64,308	$(48,213)	$112,521
Working capital	102,935	(80,665)	183,600
Net cash provided by operating activities was $22.5 million during the nine months ended September 30, 2015 compared to $43.3 million during the nine months ended September 30, 2014, primarily due to the net impact of changes in working capital needs associated with inventories, accounts receivable and accounts payable. During the nine months ended September 30, 2015, we deliberately increased our inventory levels in order to meet strong demand for our higher end products in the subscription broadcast channel. In addition, we made a strategic purchase of resin to take advantage of attractive pricing. With respect to accounts receivable, we experienced a greater growth in outstanding accounts receivable in the current year period as a result of increased sales levels. Days sales outstanding decreased from 65 days at September 30, 2014 to 63 days at September 30, 2015. Our days sales outstanding typically fluctuates between 62 and 69 days. Increased cash inflows from accounts payable were largely attributable to the increase in inventories.
Net cash used for investing activities during the nine months ended September 30, 2015 was $40.7 million compared to $13.9 million during the nine months ended September 30, 2014. Part of the increase was driven by our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink") for $12.5 million, net of cash acquired. In addition, cash outflows to purchase property, plant and equipment were $26.4 million during the nine months ended September 30, 2015 compared to $12.5 million for the nine months ended September 30, 2014. This increase was driven primarily by additional machinery and equipment purchases which are required to meet the increased demand for more advanced remote controls. In addition, we are increasing the amount of automation in our factories in an effort to mitigate the rising cost of labor in China. As a result, for the full year 2015 we expect property, plant and equipment purchases to total between $28 million to $31 million.

Net cash used for financing activities was $29.0 million during the nine months ended September 30, 2015 compared to $6.7 million during the nine months ended September 30, 2014. The increase in cash used for financing activities was driven primarily by an increased level of stock repurchases and a decrease in proceeds from stock options exercised in the current year period. Offsetting these increases in cash outflows were net borrowings on our line of credit of $47.0 million in the current year period.
During the nine months ended September 30, 2015, we repurchased 1,593,420 shares of our common stock at a cost of $78.7 million compared to our repurchase of 367,949 shares at a cost of $15.2 million during the nine months ended September 30, 2014. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2015, we had no shares available for repurchase on the open market under the Board's authorizations. On October 28, 2015, our Board approved a new repurchase plan authorizing the repurchase of 500,000 shares on the open market.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$12,828	$3,128	$4,557	$2,449	$2,694
Capital lease obligations	38	20	18	—	—
Purchase obligations(1)	5,370	5,370	—	—	—
Contingent consideration (2)	11,200	—	4,462	4,726	2,012
Total contractual obligations	$29,436	$8,518	$9,037	$7,175	$4,706

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchase of the net assets of Ecolink Intelligent Technology, Inc.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. More recently we have utilized our revolving line of credit to fund an increased level of share repurchases and our recent acquisition of the net assets of Ecolink. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and future discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$64,308	$112,521
Available borrowing resources	$17,987	$54,987
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
On September 30, 2015, we had $4.7 million, $50.2 million, $5.9 million and $3.5 million of cash and cash equivalents in the United States, Asia, Europe, and South America, respectively. On December 31, 2014, we had $43.5 million, $50.8 million, $12.9 million, and $5.3 million of cash and cash equivalents in the United States, Asia, Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On September 3, 2015, we entered into the Second Amendment to the Amended Credit Agreement in which the Credit Line was increased to $65.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at September 30, 2015.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2015, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At September 30, 2015, we had an outstanding balance of $47.0 million million on our Credit Line.
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
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our successful integration of the Ecolink assets and business lines; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the company's shares have on the company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on reported net income for the nine months ended September 30, 2015.
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
Foreign Currency Exchange Rate Risk
At September 30, 2015 we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2015, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real and Indian Rupee relative to the U.S. Dollar fluctuate 10% from September 30, 2015, net income in the fourth quarter of 2015 would fluctuate by approximately $9.4 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2015, we repurchased 944,712 shares of our issued and outstanding common stock for $44.4 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On September 30, 2015, we had no shares available for repurchase on the open market under the Board's authorizations. On October 28, 2015, our Board approved a new repurchase plan authorizing the repurchase of 500,000 shares on the open market.

The following table sets forth, for the three months ended September 30, 2015, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2015 - July 31, 2015	229,072	$49.73	229,072	700,000
August 1, 2015 - August 31, 2015	400,307	46.61	385,767	314,233
September 1, 2015 - September 30, 2015	315,333	45.54	314,233	—
Total	944,712	$47.01	929,072	—

(1)
Of the repurchases in August and September, 14,540 and 1,100 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common stock at the time of vesting.

(3)
On October 28, 2015, our Board authorized a new repurchase plan authorizing the repurchase of 500,000 shares on the open market. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

ITEM 6. EXHIBITS

10.1	Second Amendment to Amended and Restated Credit Agreement dated September 3, 2015 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	November 6, 2015	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment to Amended and Restated Credit Agreement dated September 3, 2015 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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