Form 10-K
period 2015-12-31
UNIVERSAL ELECTRONICS INC
filed 2016-03-11
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter was $492,823,552 based upon the closing sale price as reported on the NASDAQ Global Select Market for that date.
On March 7, 2016, 14,382,289 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2015 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2016.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2015.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

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
Business Segment
Overview
Universal Electronics Inc. develops control and sensor technology solutions and manufactures a broad line of pre-programmed and universal remote control products, audio-video ("AV") accessories, and intelligent wireless security and automation components dedicated to redefining the home entertainment and security experience. Our offerings include the following:

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

•	intellectual property which we license primarily to OEMs, software development companies, private label customers, and subscription broadcasting providers;

•	proprietary and standards-based RF sensors designed for residential security, safety and automation applications; and

•	AV accessories sold, directly and indirectly, to consumers.
Our business is comprised of one reportable segment.
Principal Products and Markets
Our principal markets are the subscription broadcast, consumer electronics and residential security markets where our customers include subscription broadcasters, OEMs, international retailers, private label brands, pro-security dealers and companies in the computing industry.
We provide subscription broadcasting providers, both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and device code database library is embedded. We also sell integrated circuits, on which our software and IR device control code database is embedded, and license our IR device control database to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room air conditioning equipment, game consoles, and wireless mobile phones and tablets.
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. Owning and operating our own factories in the People's Republic of China ("PRC") has enhanced our ability to compete in the OEM and subscription broadcasting markets. In addition, we have opened subsidiaries in Brazil and Mexico, which have allowed us to increase our reach and better compete in the Central and Latin American subscription broadcast market. We plan to continue to add new sales and administrative personnel to support anticipated sales growth in international markets over the next few years.
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
In 2015, we acquired Ecolink Intelligent Technology, Inc. ("Ecolink"), a leading developer of smart home technology. Ecolink provides a wide range of intelligent wireless security and automation components dedicated to redefining the home security experience. Ecolink has over 20 years of wireless engineering expertise in the home security and automation market and holds more than 25 related pending and issued patents. UEI’s current subscription broadcasting customers are adding home security and automation to their list of service offerings. Our acquisition of Ecolink, one of the largest premise equipment suppliers to this market, enables us to broaden our design expertise and product portfolio to add home security and automation sensors to our capabilities.
For the year ended December 31, 2015, our sales to Comcast Corporation accounted for 21.5% of our net sales. For the years ended December 31, 2015, 2014, and 2013, our sales to DIRECTV and its sub-contractors collectively accounted for 12.4%, 10.4%, and 15.6% of our net sales, respectively.
Our One For All® brand name remote controls and accessories sold within the international retail markets accounted for 8.1%, 9.2%, and 9.4% of our total net sales for the years ended December 31, 2015, 2014, and 2013, respectively.
Financial information relating to our international operations for the years ended December 31, 2015, 2014, and 2013 is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 15".
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At the end of 2015, we had 364 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
Our patents have remaining lives ranging from one to eighteen years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of IR codes. Additionally, the names of many of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases we have elected common law trade secret protection in lieu of obtaining such other protection.
A key factor in creating products and software for control of entertainment devices is the device control code database. Since our beginning in 1986, we have compiled an extensive device control code database library that covers over 922,000 individual device functions and approximately 7,300 individual consumer electronic equipment brand names, including virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players, CD players, other remote controlled home entertainment devices and home automation control modules, and wired (CEC) and wireless (IP) control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for any given home entertainment, automation and air conditioning device in the home. Our library is continuously updated with device control codes used in newly introduced AV devices. These control codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.
Our goal is to provide universal control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources and devices. QuickSet® is a software application that is currently embedded in millions of devices globally. QuickSet may be embedded in an AV device, set-top box, or other host device, or delivered as a Cloud-based service to enable universal remote setup and control. QuickSet enables universal remote control set-up using automated and guided on-screen instructions and a wireless two-way communication link between the remote and the QuickSet enabled device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal remote control set-up process and can enable other time saving features. QuickSet utilizes data transmitted over HDMI or IP networks to automatically detect various attributes of the connected device and downloads the appropriate control codes and functions into the remote control without the need for the user to enter any additional information. The user does not need to know the brand or model number to set up the device in the remote. Any compatible new device that is connected is recognized. Consumers can quickly and easily set up their remotes to control multiple devices. Recently added features in QuickSet address common consumer challenges in universal device control, such as mode confusion and input switching. With QuickSet consumers switch easily between activities and reliably view their chosen content source with a single touch. QuickSet handles the device-specific control requirements. Licensees of QuickSet include service providers such as DIRECTV and Echostar Technologies; smart TV manufacturers such as Sony and Samsung; leading game console manufacturer Microsoft on their Xbox One game system; and mobile and tablet device manufacturers Samsung, LG, OPPO, Huawei and LeTV on some of their platforms.
Smart devices are becoming a more prevalent part of the home entertainment experience, and UEI offers several solutions to enable entertainment device control with a smart phone, tablet or smart TV. In its smart device control solutions, UEI offers all of the elements needed for device control from the IR microcontroller to the device control database to the user interface for the touchscreen. Nevo is a UEI-designed and developed universal control application designed for Android and iOS tablets and smart phones that UEI has released and that is currently available for download at Google Play and the Apple App Store.
Methods of Distribution
Our distribution methods for our remote control devices are dependent on the sales channel. We distribute remote control devices, sensors and AV accessories directly to subscription broadcasters and OEMs, both domestically and internationally. We currently also distribute home security sensors to pro-security installers in the U.S. through a network of dealers. Outside of North America, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.
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

Our twenty-two international subsidiaries are the following:

•	C.G. Development Ltd., established in Hong Kong;

•	CG Mexico Remote Controls, S. de R.L. de C.V., established in Mexico;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	Gemstar Technology (China) Co. Ltd., established in the PRC;

•	Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yangzhou) Co. Ltd., established in the PRC;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	One For All GmbH, established in Germany;

•	One for All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	UE Japan Ltd., established in Japan;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Brasil Controles Remotos Ltda., established in Brazil;

•	UEI Cayman Inc., established in the Cayman Islands;

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Hong Kong Pte. Ltd., established in Hong Kong;

•	Universal Electronics B.V., established in the Netherlands;

•	Universal Electronics Italia S.R.L., established in Italy;

•	Universal Electronics Trading Co., Ltd., established in the PRC;

•	Universal Electronics Yangzhou Co. Ltd., established in the PRC;
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC to produce our remote control and sensor products. In 2014, Maxim Integrated Products International Limited provided 10.7% of our total inventory purchases. In 2015 and 2013, no single supplier provided more than 10% of our total inventory purchases.
Even though we operate three factories in the PRC and assembly plants in Brazil and Mexico, we continue to evaluate additional contract manufacturers and sources of supply. During 2015, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed, if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2016.
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 22" for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Remote Solutions, Home Control Singapore PTE, Ltd. (formerly Philips Consumer Electronics), SMK, and Universal Remote Control. In the international retail and private label markets for wireless controls we compete with Logitech, Home Control Singapore PTE, Ltd., Ruwido and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2015, our engineering efforts focused on the following:

•	broadening our product portfolio;

•	launching new embedded software solutions designed to simplify set-up and control features;

•	modifying existing products and technologies to improve features and lower costs;

•	formulating measures to protect our proprietary technology and general know-how;

•	improving our control solutions software;

•	updating our library of device codes to include codes for new features and devices introduced worldwide; and

•	creating innovative products that address consumer challenges in home entertainment control and security sensing.

During 2015, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around emerging RF technologies, such as RF4CE, Bluetooth, and Bluetooth Smart. Additionally, we released several new advanced remote control products that incorporate voice search capabilities in our subscription broadcast and OEM channels. During 2015, we also released our QuickSet Cloud Service that is currently used in a consumer smart phone app enabling automatic setup of a remote control.
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
Our expenditures on engineering, research and development were:

(In millions):	2015	2014	2013
Research and development	$18.1	$17.0	$16.4
Engineering (1)	9.5	9.8	8.7
Total engineering, research and development	$27.6	$26.8	$25.1

(1)	Engineering costs are included in SG&A.
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
We may also face significant costs and liabilities in connection with product take-back legislation. The European Union's Waste Electrical and Electronic Equipment Directive ("WEEE") makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Our European subsidiaries are WEEE compliant. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, the PRC and Japan.
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2015, 2014 and 2013, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.

Employees
At December 31, 2015, we employed 2,309 employees, of which 474 worked in engineering and research and development, 90 in sales and marketing, 75 in consumer service and support, 1,422 in operations and warehousing and 248 in executive and administrative functions. In addition, our factories in the PRC and our Asian operations employed an additional 7,934 staff contracted through agency agreements.
Labor unions represent approximately 19.0% of our 2,309 employees. Some unionized workers, employed within Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Other unionized workers, employed within Monterrey, Mexico, are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2015, 2014 and 2013 is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15".
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers on March 11, 2016:

Name	Age	Position
Paul D. Arling	53	Chairman of the Board and Chief Executive Officer
Paul J.M. Bennett	60	Executive Vice President, Managing Director, Europe
David Chong	54	Executive Vice President, Asia
Louis S. Hughes	51	Executive Vice President, Americas
Richard A. Firehammer, Jr.	58	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	46	Senior Vice President and Chief Financial Officer

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and COO in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2015 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2016 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
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
David Chong is our Executive Vice President, Asia. He is responsible for general management of our Asia region and Global Operations. Mr. Chong joined us in January 2009 as Senior Vice President of Global OEM. Prior to joining us, Mr. Chong served as Senior Vice President at Philips Consumer Electronics Division and as the Chief Marketing Officer of the business group Philips Display (Philips TV and Computer Monitor business). At Philips Display, he led the re-engineering of the Product Creation, Marketing and Sales Organization to compete successfully in the LCD TV space. Prior to this, he also served as Vice President and General Manager of the Audio Video Business in Asia, Vice President and Global Business Line Manager for Audio and various senior management positions at Philips' CE Division. Mr. Chong started at Philips Research Lab in 1984 as a research scientist working in the area of VLSI design methodologies. He also served as Managing Director for Asia at InVue Security Product before joining us at the present position. Mr. Chong had his senior education in The United Kingdom, holding a B.S. in Electrical and Electronics Engineering with High Honors from University of Nottingham.

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
ITEM 1A. RISK FACTORS

Forward-Looking Statements

We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, which follow under the headings "Business", "Liquidity and Capital Resources", and other statements throughout this report preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions.

Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the "SEC"). We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Risks and Uncertainties

We are subject to various risks that could have a negative effect on us or on our financial condition. You should understand that these risks could cause results to differ materially from those we express in forward-looking statements contained in this report or in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:
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
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a managed band against a basket of certain foreign currencies and has resulted in a 24.9% appreciation of the Chinese Yuan Renminbi against the U.S. Dollar through December 31, 2015. While the international reaction to the Chinese Yuan Renminbi revaluation has been positive, there remains international pressure on the PRC government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. Dollar.
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
Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Net external sales of our consolidated foreign subsidiaries totaled approximately 43.5%, 55.2% and 53.0% of our total consolidated net sales in 2015, 2014 and 2013, respectively. We expect that the international share of our total revenues will continue to make up a significant part of our current business and future strategic plans. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

Failure by Our International Operations to Comply With Anti-Corruption Laws or Trade Sanctions Could Increase Our Costs, Reduce Our Profits, Limit Our Growth, Harm Our Reputation, or Subject us to Broader Liability
We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The United States may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt our business or damage our reputation. In addition, an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support growth.
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
Risks Relating to Natural or Man-made Disasters, Contagious Disease, Terrorist Activity, and War May Adversely Affect Our Business, Financial Condition and Results of Operations
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we or they own or operate significant operations could cause a disruption in our or our third party’s production and distribution capabilities or a decline in demand for our products and services. In addition, actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce our ability to produce or sell our products which may adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
Dependence on Foreign Manufacturing
Although we own and operate factories in the PRC, third-party manufacturers located in Asia continue to manufacture a portion of our products. Our arrangements with these foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, changes in laws and policies (including fiscal policies), and other factors, which may have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.

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
The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance.
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations may continue. From January 1, 2012 to March 7, 2016, the trading price of our common stock has ranged from a low of $11.40 per share to a high of $66.75 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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
Dependence on Consumer Preference
We are susceptible to fluctuations in our business based upon consumer demand for our products. In addition, we cannot guarantee that increases in demand for our products associated with increases in the deployment of new technology will continue. We believe that our success depends on our ability to anticipate, gauge and respond to fluctuations in consumer preferences. However, it is impossible to predict with complete accuracy the occurrence and effect of fluctuations in consumer demand over a product's life cycle. Moreover, any growth in revenues that we achieve may be transitory and should not be relied upon as an indication of future performance.
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
During the year ended December 31, 2015, we had sales to Comcast Corporation and DIRECTV and its sub-contractors, that when combined, totaled 10% or more of our net sales. During the years ended December 31, 2014 and 2013, we had sales to DIRECTV and its sub-contractors, that when combined, totaled 10% or more of our net sales. The loss of any of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.
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

The home security and automation industry is highly fragmented and subject to significant competition and pricing pressures. In particular, the monitored security industry providers have highly recognized brands which may drive increased awareness of their security/automation offerings rather than ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing and promotional resources which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In addition, cable and telecommunications companies have expanded into the monitored security industry and are bundling their existing offerings with monitored security services. We also face competition from Do-It-Yourself (DIY) companies that are increasingly provided products which enable customers to self-monitor and control their environments without third-party involvement. Further, DIY providers may also offer professional monitoring with the purchase of their systems and equipment or new IoT devices and services with automated features and capabilities that may be appealing to customers. Continued pricing pressure, improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are Exposed to Greater Risks of Liability for Omissions or System Failures
If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged security system failure, he or she (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. While our customer contracts contain a series of risk-mitigation provisions that are aimed at limiting our liability and/or limiting a claimant’s ability to pursue legal action against us, in the event of litigation with respect to such matters it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our global headquarters is located in Santa Ana, California. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Santa Ana, California	Corporate headquarters, engineering, research and development	36,184	Leased, expires October 31, 2022
Twinsburg, Ohio	Call center	21,509	Leased, expires December 31, 2017
Carlsbad, California	Engineering, research and development	27,141	Leased, expires November 30, 2017
San Mateo, California	Engineering, research and development	5,826	Leased, expires December 31, 2022
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 28, 2019
Bangalore, India	Engineering, research and development	21,326	Leased, expires April 30, 2016
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires on June 30, 2016
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Guangzhou, PRC (1)	Manufacturing facility	710,203	Land leased, expires June 30, 2044
Qinzhou, PRC	Manufacturing facility	213,997	Leased, expires May 31, 2018
Manaus, Brazil	Manufacturing facility	56,657	Leased, expires August 19, 2018
Monterrey, Mexico	Manufacturing facility	50,000	Leased, expires March 31, 2019

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 7, 2016 was $56.62. Our stockholders of record on March 7, 2016 numbered 95. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2015		2014
	High	Low	High	Low
First Quarter	$66.75	$54.03	$45.24	$33.53
Second Quarter	58.98	48.81	49.20	32.86
Third Quarter	52.55	41.61	56.16	46.57
Fourth Quarter	53.67	40.28	65.38	47.20
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2015 - October 31, 2015	—	$—	—	500,000
November 1, 2015 - November 30, 2015	201,824	47.76	197,238	302,762
December 1, 2015 - December 31, 2015	21,049	49.80	2,762	300,000
Total	222,873	$47.95	200,000	300,000

(1)
Of the repurchases in November and December, 4,586 and 18,287 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

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

During the year ended December 31, 2015, we repurchased 1,816,293 shares of our issued and outstanding common stock for $89.4 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On December 31, 2015, we had 300,000 shares available for repurchase under the Board's authorizations. On February 10, 2016, our Board increased these repurchase authorizations by 100,000 shares bringing the total authorization as of the approval date to 400,000 shares.
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
Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five year period ended December 31, 2015. The comparison assumes that $100 is invested on December 31, 2010 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends are reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Universal Electronics Inc.	$100	$59	$68	$134	$229	$181
S&P Small Cap 600	$100	$100	$115	$160	$167	$162
NASDAQ Composite Index	$100	$98	$114	$157	$179	$189
Peer Group Index (1)	$100	$48	$45	$67	$80	$67

(1) Companies in the Peer Group Index are as follows: Rovi Corporation, Logitech International, DTS Inc., Dolby Laboratories, Inc., Harman International Industries, Inc., and VOXX International Corp.
The information presented above is as of December 31, 2010 through 2015. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") nor should this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Net sales	$602,833	$562,329	$529,354	$463,090	$468,630
Operating income	$35,919	$41,280	$32,154	$26,202	$26,576
Net income attributable to Universal Electronics Inc.	$29,174	$32,534	$22,963	$16,553	$19,946
Earnings per share attributable to Universal Electronics Inc.:
Basic	$1.91	$2.06	$1.51	$1.11	$1.34
Diluted	$1.88	$2.01	$1.47	$1.10	$1.31
Shares used in computing earnings per share:
Basic	15,248	15,781	15,248	14,952	14,912
Diluted	15,542	16,152	15,601	15,110	15,213
Cash dividends declared per common share	—	—	—	—	—
Gross margin	27.7%	29.7%	28.6%	28.8%	27.8%
Selling, general, administrative, research and development expenses as a % of net sales	21.8%	22.4%	22.5%	23.2%	22.1%
Operating margin	5.9%	7.3%	6.1%	5.6%	5.7%
Net income as a % of net sales	4.8%	5.8%	4.3%	3.6%	4.3%
Return on average assets	6.1%	7.3%	5.7%	4.4%	5.4%

	December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Working capital	$100,200	$183,600	$158,548	$113,488	$84,761
Ratio of current assets to current liabilities	1.5	2.3	2.3	2.0	1.7
Total assets	$495,220	$463,070	$423,733	$379,324	$369,488
Cash and cash equivalents	$52,966	$112,521	$76,174	$44,593	$29,372
Line of credit	$50,000	$—	$—	$—	$—
Stockholders’ equity	$257,908	$315,621	$291,270	$250,650	$229,989
Book value per share (1)	$17.97	$19.85	$18.55	$16.74	$15.55
Ratio of liabilities to liabilities and stockholders’ equity	47.9%	31.8%	31.3%	33.9%	37.8%

(1)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information for 2015 compared to previous years is affected by the acquisition of the net assets of Ecolink Intelligent Technology, Inc. during the third quarter of 2015. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21" for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed universal remote control products, AV accessories, software and intelligent wireless automation components dedicated to redefining the home entertainment and automation experience. Our customers operate primarily in the consumer electronics market and include subscription broadcasters, OEMs, international retailers, private label brands, pro-security installers and companies in the computing industry. We also sell integrated circuits, on which our software and device control database is embedded, and license our device control database to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room air conditioning equipment, game consoles, and wireless mobile phones and tablets.
Since our beginning in 1986, we have compiled an extensive device control database that covers over 922,000 individual device functions and approximately 7,300 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced control technologies, emerging RF technologies, such as RF4CE, Bluetooth, and Bluetooth Smart have increasingly become a focus in our development efforts. Several new platforms released in 2015 utilize RF to effectively implement popular features like voice search.
We operate as one business segment. We have twenty-two international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Mexico, the Netherlands, People's Republic of China (5), Singapore, Spain and the United Kingdom.
To recap our results for 2015:

•	Net sales increased 7.2% to $602.8 million in 2015 from $562.3 million in 2014.

•	Our gross margin percentage decreased from 29.7% in 2014 to 27.7% in 2015.

•	Operating expenses, as a percent of sales, decreased from 22.4% in 2014 to 21.8% in 2015

•	Operating income decreased 13.0% to $35.9 million in 2015 from $41.3 million in 2014, and our operating margin percentage decreased to 5.9% in 2015, compared to 7.3% in 2014.

•	Our effective tax rate decreased to 18.9% in 2015 from 19.6% in 2014.
Our strategic business objectives for 2016 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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

Inventories
Our finished good, component part, and raw material inventories are valued at the lower of cost or market value. Cost is determined using the first-in, first-out method. We write-down our inventory for the estimated difference between cost and estimated market value based upon our best estimates of future demand and market conditions. We carry inventory in amounts necessary to satisfy our customers' inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write-down any excess or obsolete inventories on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $1.3 million.
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
If the carrying value of the asset is larger than its projected undiscounted future cash flows, the asset is impaired. The impairment is measured as the difference between the net book value of the asset and the asset's estimated fair value. Fair value is estimated utilizing the asset's projected discounted future cash flows. In assessing fair value, we must make assumptions regarding estimated future cash flows, the discount rate and other factors.
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
Business Combinations
We allocate the purchase price of acquired businesses to the tangible and intangible assets and the liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant fair value estimates and assumptions, especially with respect to intangible assets and contingent consideration. Management estimates the fair value of certain intangible assets and contingent consideration by utilizing the following (but not limited to):

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
In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability at each reporting period and record changes in the fair value within operating expenses. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of earnings estimates or in the timing or likelihood of achieving earnings-based milestones.
Our estimates are based upon assumptions believed to be reasonable; however, unanticipated events or circumstances may occur which may affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.
Results of operations and cash flows of acquired businesses are included in our operating results from the date of acquisition.
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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.3	70.3	71.4
Gross profit	27.7	29.7	28.6
Research and development expenses	3.1	3.0	3.1
Selling, general and administrative expenses	18.7	19.4	19.4
Operating income	5.9	7.3	6.1
Interest income (expense), net	0.0	0.0	0.0
Other income (expense), net	(0.0)	(0.1)	(0.6)
Income before provision for income taxes	5.9	7.2	5.5
Provision for income taxes	1.1	1.4	1.2
Net income	4.8	5.8	4.3
Net income (loss) attributable to noncontrolling interest	(0.0)	—	—
Net income attributable to Universal Electronics Inc.	4.8%	5.8%	4.3%
Year Ended December 31, 2015 ("2015") Compared to Year Ended December 31, 2014 ("2014")
Net sales. Net sales for 2015 were $602.8 million, an increase of 7.2% compared to $562.3 million in 2014. Net sales by our business and consumer lines were as follows:

	2015		2014
	$ (millions)	% of total	$ (millions)	% of total
Business	$551.0	91.4%	$507.1	90.2%
Consumer	51.8	8.6%	55.2	9.8%
Total net sales	$602.8	100.0%	$562.3	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.4% of net sales in 2015 compared to 90.2% in 2014. Net sales in our Business lines in 2015 increased by 8.7% to $551.0 million from $507.1 million in 2014 driven primarily by strong demand and increased market share with North American subscription broadcasters as more customers transition from lower end platforms to higher end platforms. Partially offsetting this improvement was a decrease in net sales to consumer electronics companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 8.6% of net sales in 2015 compared to 9.8% in 2014. Net sales in our Consumer lines in 2015 decreased by 6.2% to $51.8 million from $55.2 million in 2014. This decrease was driven primarily by the weakening of the Euro and the British Pound compared to the U.S. Dollar, which negatively impacted sales in the current year period by $5.3 million. This unfavorable currency impact was partially offset by increased sales in the European market.
Gross profit. Gross profit in 2015 was $166.7 million compared to $166.9 million in 2014. Gross profit as a percent of sales decreased to 27.7% in 2015 from 29.7% in 2014. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin rate than our company average, labor inflation in China where our three manufacturing facilities are located, and a decrease in royalty revenue associated with the TV and mobile device markets. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development ("R&D") expenses. R&D expenses increased 6.9% to $18.1 million in 2015 from $17.0 million in 2014 as we continue to develop new product offerings in existing categories as well as new categories such as the home security channel.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 3.7% to $112.7 million in 2015 from $108.6 million in 2014. This increase was attributable primarily to an unfavorable court order in a patent litigation lawsuit of $4.6 million in the third quarter of 2015 as well as increased payroll costs driven by additional headcount to support product development efforts and annual merit increases. SG&A expenses also increased due to increased delivery expenses as a result of the additional sales to North American subscription broadcasting customers in the current year period and the rerouting of certain shipments in the first quarter of 2015 due to the temporary port congestion in Los Angeles, California. These increases were partially offset by the weakening of the Euro and Brazilian Real and a decrease in incentive compensation costs.
Interest income (expense), net. Net interest income was $63 thousand in 2015 compared to net interest income of $11 thousand in 2014.
Other income (expense), net. Net other expense was $7 thousand in 2015 compared to net other expense of $0.8 million in 2014. This change was driven primarily by a decrease in foreign currency losses associated with fluctuations in foreign currency exchange rates related to the Euro, Chinese Yuan Renminbi and British Pound.
Income tax expense. Income tax expense was $6.8 million in 2015 compared to $7.9 million in 2014, and our effective tax rate was 18.9% in 2015 compared to 19.6% in 2014. The decrease in our effective tax rate was due primarily to the recording of $0.5 million in tax refunds in 2015 related to tax incentives in China for the years 2012 through 2014. Historically a significant portion of our foreign taxable income has been generated in the PRC, and we expect this trend to continue.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 ("2013")
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
Research and development expenses. R&D expenses increased 3.2% to $17.0 million in 2014 from $16.4 million in 2013. This increase was in line with our strategic initiatives and was primarily driven by additional R&D efforts dedicated to developing new product offerings for new and existing product categories.
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
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Year Ended December 31, 2015	Increase (Decrease)	Year Ended December 31, 2014	Increase (Decrease)	Year Ended December 31, 2013
Cash provided by operating activities	$26,094	$(37,379)	$63,473	$32,779	$30,694
Cash used for investing activities	(47,649)	(29,230)	(18,419)	(6,745)	(11,674)
Cash provided by (used for) financing activities	(35,142)	(27,096)	(8,046)	(18,084)	10,038
Effect of exchange rate changes on cash	(2,858)	(2,197)	(661)	(3,184)	2,523

	December 31, 2015	Increase (Decrease)	December 31, 2014
Cash and cash equivalents	$52,966	$(59,555)	$112,521
Working capital	100,200	(83,400)	183,600
Net cash provided by operating activities decreased $37.4 million in 2015 when compared to 2014, primarily due to the net impact of changes in working capital needs associated with inventories, accounts receivable and accounts payable. In 2015 we deliberately increased our inventory levels in order to meet the strong demand for our higher end products in the subscription broadcast channel as well as prepare for the manufacturing transition of certain products from our southern China factory to our northern China factory. With respect to accounts receivable, we experienced a greater growth in outstanding accounts receivable in 2015 as a result of increased sales levels. Additionally, days sales outstanding increased from 64 days at December 31, 2014 to 68 days at December 31, 2015 as a result of us extending longer payment terms to a couple of significant customers. Increased cash inflows from accounts payable were largely attributable to the increase in inventories as well as an effort to extend payment terms with certain vendors.
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
Net cash used for investing activities during 2015 was $47.6 million compared to $18.4 million and $11.7 million of net cash used during 2014 and 2013, respectively. Part of the increase in cash used for investing activities in 2015 was driven by our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink") for $12.3 million, net of cash acquired. In addition to the Ecolink acquisition, our 2015, 2014 and 2013 cash used for investing activities consisted of our investments in property, plant and equipment as well as internally developed patents. We have increased our investment in machinery and equipment over the past two years as we have been increasing the amount of automation in our factories in an effort to mitigate the rising cost of labor in China. Additionally, in 2015 we further increased our purchases of machinery and equipment in our factories to support the increased demand for more advanced remote controls. We expect to continue to invest in factory automation as well as machinery and equipment necessary to manufacture more advanced remote control products. In addition, we are implementing a new ERP system in 2016 in Asia and North America. As a result, we anticipate that property, plant and equipment purchases in 2016 will total between $22 million to $26 million.
Net cash used for financing activities was $35.1 million during 2015 compared to net cash used for financing activities of $8.0 million during 2014 and net cash provided by financing activities of $10.0 million during 2013. During 2015, we purchased

1,816,293 shares of our common stock at a cost of $89.4 million, compared to 383,978 and 153,115 shares at a cost of $16.2 million and $3.6 million during 2014 and 2013, respectively. Offsetting these cash outflows were net borrowings on our line of credit of $50.0 million in 2015 as well as proceeds from stock option exercises of $1.7 million, $8.1 million and $12.4 million in 2015, 2014 and 2013, respectively.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2015, we had 300,000 shares available for repurchase on the open market under the Board's authorizations. On February 10, 2016, our Board increased these repurchase authorizations by 100,000 shares bringing the total authorization as of the approval date to 400,000 shares. We hold repurchased shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$12,982	$3,183	$4,931	$2,479	$2,389
Capital lease obligations	33	20	13	—	—
Purchase obligations(1)	4,072	4,072	—	—	—
Contingent consideration (2)	11,751	—	4,633	4,981	2,137
Total contractual obligations	$28,838	$7,275	$9,577	$7,460	$4,526

(1)	Purchase obligations consist of contractual payments to purchase tooling and other fixed assets.

(2)	Contingent consideration consists of contingent payments related to our purchase of the net assets of Ecolink.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. More recently we have utilized our revolving line of credit to fund an increased level of share repurchases and our recent acquisition of the net assets of Ecolink. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and future discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season and when inventory levels increase in anticipation of factory closures in observance of Chinese New Year. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the market risks identified in "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

	On December 31,
	2015	2014	2013
Cash and cash equivalents	$52,966	$112,521	$76,174
Available borrowing resources	34,987	54,987	54,987
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
On December 31, 2015, we had $8.5 million, $28.7 million, $5.3 million, $8.1 million and $2.4 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provided for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On September 3, 2015, we entered into the Second Amendment to the Amended Credit Agreement in which the Credit Line was increased to $65.0 million. On November 10, 2015, we entered into the Third Amendment to the Amended Credit Agreement in which the Credit Line was increased to $85.0 million. On February 3, 2016, we entered into the Fourth Amendment to the Amended Credit Agreement in which the Credit Line was temporarily increased to $105.0 million through March 15, 2016, after which the Credit Line will revert back to $85.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at December 31, 2015.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2015, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At December 31, 2015, we had an outstanding balance of $50.0 million our credit line.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have had an approximately $0.1 million impact on reported net income for the year ended December 31, 2015.

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
Foreign Currency Exchange Rate Risk
At December 31, 2015 we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2015, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen relative to the U.S. Dollar fluctuate 10% from December 31, 2015, net income in the first quarter of 2016 would fluctuate by approximately $8.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON, LLP
Los Angeles, California
March 11, 2016

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$52,966	$112,521
Restricted cash	4,623	—
Accounts receivable, net	121,801	97,989
Inventories, net	122,366	97,474
Prepaid expenses and other current assets	6,217	6,856
Income tax receivable	55	77
Deferred income taxes	7,296	5,048
Total current assets	315,324	319,965
Property, plant, and equipment, net	90,015	76,135
Goodwill	43,116	30,739
Intangible assets, net	32,926	24,614
Deferred income taxes	8,474	6,146
Other assets	5,365	5,471
Total assets	$495,220	$463,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,843	$69,991
Line of credit	50,000	—
Accrued compensation	37,452	40,656
Accrued sales discounts, rebates and royalties	7,618	8,097
Accrued income taxes	4,745	4,263
Other accrued expenses	21,466	13,358
Total current liabilities	215,124	136,365
Long-term liabilities:
Long-term contingent consideration	11,751	—
Deferred income taxes	7,891	8,456
Income tax payable	629	566
Other long-term liabilities	1,917	2,062
Total liabilities	237,312	147,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,176,277 and 22,909,884 shares issued on December 31, 2015 and 2014, respectively	232	229
Paid-in capital	228,269	214,710
Treasury stock, at cost, 8,824,768 and 7,008,475 shares on December 31, 2015 and 2014, respectively	(210,333)	(120,938)
Accumulated other comprehensive income (loss)	(15,799)	(4,446)
Retained earnings	255,240	226,066
Universal Electronics Inc. stockholders' equity	257,609	315,621
Noncontrolling interest	299	—
Total stockholders' equity	257,908	315,621
Total liabilities and stockholders' equity	$495,220	$463,070
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales	$602,833	$562,329	$529,354
Cost of sales	436,084	395,429	377,892
Gross profit	166,749	166,900	151,462
Research and development expenses	18,141	16,975	16,447
Selling, general and administrative expenses	112,689	108,645	102,861
Operating income	35,919	41,280	32,154
Interest income (expense), net	63	11	51
Other income (expense), net	(7)	(840)	(3,169)
Income before provision for income taxes	35,975	40,451	29,036
Provision for income taxes	6,802	7,917	6,073
Net income	29,173	32,534	22,963
Net income (loss) attributable to noncontrolling interest	(1)	—	—
Net income attributable to Universal Electronics Inc.	$29,174	$32,534	$22,963

Earnings per share attributable to Universal Electronics Inc.:
Basic	$1.91	$2.06	$1.51
Diluted	$1.88	$2.01	$1.47
Shares used in computing earnings per share:
Basic	15,248	15,781	15,248
Diluted	15,542	16,152	15,601
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$29,173	$32,534	$22,963
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(11,353)	(7,428)	1,930
Total comprehensive income (loss)	17,820	25,106	24,893
Comprehensive income (loss) attributable to noncontrolling interest	(1)	—	—
Comprehensive income (loss) attributable to Universal Electronics Inc.	$17,821	$25,106	$24,893
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	21,491	$215	(6,516)	$(101,793)	$180,607	$1,052	$170,569	$—	$250,650
Net income							22,963	—	22,963
Currency translation adjustment						1,930			1,930
Shares issued for employee benefit plan and compensation	174	1			746				747
Purchase of treasury shares			(153)	(3,607)					(3,607)
Stock options exercised	679	7			12,364				12,371
Shares issued to Directors			30	420	(420)				—
Stock-based compensation expense					5,342				5,342
Tax benefit from exercise of non-qualified stock options and vested restricted stock					874				874
Balance at December 31, 2013	22,344	223	(6,639)	(104,980)	199,513	2,982	193,532	—	291,270
Net income							32,534	—	32,534
Currency translation adjustment						(7,428)			(7,428)
Shares issued for employee benefit plan and compensation	160	2			845				847
Purchase of treasury shares			(384)	(16,168)					(16,168)
Stock options exercised	391	4			8,118				8,122
Shares issued to Directors	15	—	15	210	(210)				—
Stock-based compensation expense					6,444				6,444
Balance at December 31, 2014	22,910	229	(7,008)	(120,938)	214,710	(4,446)	226,066	—	315,621
Net income (loss)							29,174	(1)	29,173
Currency translation adjustment						(11,353)			(11,353)
Shares issued for employee benefit plan and compensation	165	2			866				868
Purchase of treasury shares			(1,817)	(89,395)					(89,395)
Stock options exercised	71	1			1,711				1,712
Shares issued to Directors	30	—			—				—
Stock-based compensation expense					7,913				7,913
Tax benefit from exercise of non-qualified stock options and vested restricted stock					3,069				3,069
Business combination								378	378
Distribution to noncontrolling interest								(78)	(78)
Balance at December 31, 2015	23,176	$232	(8,825)	$(210,333)	$228,269	$(15,799)	$255,240	$299	$257,908
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash provided by operating activities:
Net income	$29,173	$32,534	$22,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,452	18,244	18,363
Provision for doubtful accounts	299	249	190
Provision for inventory write-downs	3,382	3,473	3,680
Deferred income taxes	(5,348)	(538)	(1,617)
Tax benefit from exercise of stock options and vested restricted stock	3,069	—	874
Excess tax benefit from stock-based compensation	(2,619)	—	(1,274)
Shares issued for employee benefit plan	868	847	747
Stock-based compensation	7,913	6,444	5,342
Changes in operating assets and liabilities:
Restricted cash	(4,623)	—	—
Accounts receivable	(29,407)	(7,966)	(4,509)
Inventories	(31,877)	(8,161)	(15,353)
Prepaid expenses and other assets	774	(2,803)	(633)
Accounts payable and accrued expenses	33,309	19,964	2,285
Accrued income taxes	729	1,186	(364)
Net cash provided by operating activities	26,094	63,473	30,694
Cash used for investing activities:
Acquisition of net assets of Ecolink Intelligent Technology, Inc., net of cash acquired	(12,265)	—	—
Acquisition of property, plant, and equipment	(32,989)	(16,566)	(10,355)
Acquisition of intangible assets	(2,395)	(1,853)	(1,319)
Net cash used for investing activities	(47,649)	(18,419)	(11,674)
Cash provided by (used for) financing activities:
Borrowings under line of credit	84,500	—	19,500
Repayments on line of credit	(34,500)	—	(19,500)
Proceeds from stock options exercised	1,712	8,122	12,371
Treasury stock purchased	(89,395)	(16,168)	(3,607)
Distribution to noncontrolling interest	(78)	—	—
Excess tax benefit from stock-based compensation	2,619	—	1,274
Net cash provided by (used for) financing activities	(35,142)	(8,046)	10,038
Effect of exchange rate changes on cash	(2,858)	(661)	2,523
Net increase (decrease) in cash and cash equivalents	(59,555)	36,347	31,581
Cash and cash equivalents at beginning of year	112,521	76,174	44,593
Cash and cash equivalents at end of period	$52,966	$112,521	$76,174

Supplemental cash flow information:
Income taxes paid	$7,793	$7,178	$6,068
Interest paid	$255	$—	$44
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
Note 1 — Description of Business
Universal Electronics Inc. ("UEI"), based in Southern California, develops and manufactures a broad line of easy-to-use, pre-programmed universal wireless control products, audio-video accessories and intelligent wireless automation components as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home entertainment and automation environment. In addition, over the past 28 years we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.
Our primary markets include cable and satellite television service provider, original equipment manufacturer ("OEM"), retail, private label, pro-security installation and personal computing companies. We sell directly to our customers, and for retail we also sell through distributors in Europe, Australia, New Zealand, South Africa, the Middle East, Mexico, and selected countries in Asia and Latin America under the One For All® and Nevo® brand names.
As used herein, the terms "we", "us" and "our" refer to Universal Electronics Inc. and its subsidiaries unless the context indicates to the contrary.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and jointly owned entities in which we have a controlling interest. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities, or else a full reserve is established against the tax asset or a liability is recorded. A "more likely than not" tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 9 for further information concerning income taxes.
Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.1 million, $1.2 million, and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $12.7 million, $11.3 million and $11.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt. The carrying value of our financial instruments approximates fair value as a result of their short maturities. See Notes 3, 4, 5, 8, 10, and 11 for further information concerning our financial instruments.
Cash and Cash Equivalents
Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. Domestically we generally maintain balances in excess of federally insured limits. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. See Note 3 for further information concerning cash and cash equivalents.
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
See Note 4 for further information concerning our allowance for doubtful accounts.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Inventories
Inventories consist of remote controls, wireless sensors and audio-video accessories as well as the related component parts and raw materials. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis. See Note 5 for further information concerning our inventories and suppliers.
Product innovations and technological advances may shorten a given product's life cycle. We continually monitor our inventories to identify any excess or obsolete items on hand. We write-down our inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of the inventories and estimated market value. These estimates are based upon management's judgment about future demand and market conditions.
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
Estimated useful lives are as follows:

Buildings	25-33 Years
Tooling and equipment	2-7 Years
Computer equipment	3-5 Years
Software	3-7 Years
Furniture and fixtures	5-8 Years
Leasehold and building improvements	Lesser of lease term or useful life (approximately 2 to 10 years)
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Long-Lived and Intangible Assets Impairment
Intangible assets consist principally of distribution rights, patents, trademarks, trade names, developed and core technologies, capitalized software development costs (see also Note 2 under the caption Capitalized Software Development Costs) and customer relationships. Capitalized amounts related to patents represent external legal costs for the application, maintenance and extension of the useful life of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to fifteen years.
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
We conduct an impairment review when we determine that the carrying value of a long-lived or intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment. The asset is impaired if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we make assumptions regarding estimated future cash flows and other factors.
The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we make assumptions regarding estimated future cash flows, discount rates and other factors.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Business Combinations
We allocate the purchase price of acquired businesses to the tangible and intangible assets and the liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant fair value estimates and assumptions, especially with respect to intangible assets and contingent consideration. Management estimates the fair value of certain intangible assets and contingent consideration by utilizing the following (but not limited to):

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
In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability at each reporting period and record changes in the fair value within operating expenses. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of earnings estimates or in the timing or likelihood of achieving earnings-based milestones.
Results of operations and cash flows of acquired businesses are included in our operating results from the date of acquisition.
See Note 21 for further information concerning business combinations.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. On July 9, 2015, the FASB postponed the effective date of the new revenue standard by one year; however, early adoption is permitted as of the original effective date. We do not expect to early adopt ASU 2014-09. We have not yet selected a transition method and are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which amends Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other". The amendments provide guidance as to whether a cloud computing arrangement includes a software license, and based on that determination, how to account for such arrangements. ASU 2015-05 is effective for fiscal periods beginning after December 15, 2015 and permits the use of either the prospective or retrospective transition method. Early adoption is not permitted. We are currently evaluating the impact that ASU 2015-05 will have on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal periods beginning after December 15, 2016 and must be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2015-11 will have on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-period Adjustments." This new guidance requires an acquirer in a business combination to recognize adjustments to the provisional amounts that are identified during the measurement period to be reported in the period in which the adjustment amounts are determined. In addition, the effect on earnings of changes in depreciation, amortization and other items as a result of the change to the provisional amounts, calculated as if the accounting had been complete as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal periods beginning after December 15, 2015 and must be applied prospectively. Early adoption is permitted. We have not yet adopted ASU 2015-16 and do not expect the adoption of this guidance to have a material impact on our consolidated financial position or results of operations.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This new guidance requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 is effective for fiscal periods beginning after December 15, 2016 and may be adopted either prospectively or retrospectively. Early adoption is permitted. We have not yet selected a transition method and are currently evaluating the impact that ASU 2015-17 will have on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In February 2016, the FASB issued ASU 2016-02, "Leases", which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance will require lessees to recognize a right of use asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.
Note 3 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2015	2014
United States	$8,458	$43,546
People's Republic of China ("PRC")	28,681	45,283
Asia (excluding the PRC)	5,346	5,516
Europe	8,093	12,912
South America	2,388	5,264
Total cash and cash equivalents	$52,966	$112,521
Restricted Cash
In connection with the court order issued on September 4, 2015, we placed $4.6 million of cash into a collateralized surety bond. This bond has certain restrictions for liquidation and has therefore been classified as restricted cash. Refer to Note 13 for further information about this ongoing litigation.
Note 4 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

	December 31,
(In thousands)	2015	2014
Trade receivables, gross	$119,090	$91,605
Allowance for doubtful accounts	(822)	(616)
Allowance for sales returns	(507)	(617)
Net trade receivables	117,761	90,372
Other	4,040	7,617
Accounts receivable, net	$121,801	$97,989
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$616	$478	$322
Additions to costs and expenses	299	249	190
(Write-offs)/FX effects	(93)	(111)	(34)
Balance at end of period	$822	$616	$478

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Sales Returns
The allowance for sales returns at December 31, 2015 and 2014 included reserves for items returned prior to year-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.4 million on December 31, 2015 and 2014, respectively. The value of these returned goods was included in our inventory balance at December 31, 2015 and 2014.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Year Ended December 31,
	2015		2014				2013
	Amount (thousands)	% of Net Sales	Amount (thousands)		% of Net Sales		Amount (thousands)		% of Net Sales
Comcast Corporation	$129,475	21.5%	$—	(1)	—%	(1)	$—	(1)	—%	(1)
DIRECTV	74,857	12.4	58,622		10.4		82,679		15.6

(1)	Net sales to this customer did not total more than 10% of our total net sales in the prior period.
Trade receivables associated with Comcast Corporation accounted for $29.4 million, or 24.1% of our accounts receivable, net at December 31, 2015. We had no other customers with trade receivables greater than 10% of our accounts receivable, net at December 31, 2015 or 2014.
Note 5 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

	December 31,
(In thousands)	2015	2014
Raw materials	$29,290	$24,763
Components	12,228	16,170
Work in process	5,671	2,622
Finished goods	78,222	56,458
Reserve for excess and obsolete inventory	(3,045)	(2,539)
Inventories, net	$122,366	$97,474

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of period	$2,539	$2,714	$2,024
Additions charged to costs and expenses (1)	3,070	3,181	3,387
Sell through (2)	(1,108)	(869)	(365)
Write-offs/FX effects	(1,456)	(2,487)	(2,332)
Balance at end of period	$3,045	$2,539	$2,714

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.3 million, $0.3 million, and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)	These amounts represent the reversal of reserves associated with inventory items that were sold during the period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. Maxim Integrated Products International Limited provided $31.2 million or 10.7% of total inventory purchases during the year ended December 31, 2014. No single supplier provided more than 10% of our total inventory purchases during the years ended December 31, 2015 and 2013.

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Manufacturing owns 40% of this supplier. Inventory purchases from this supplier were as follows:

	Year Ended December 31,
	2015		2014		2013
	Amount (thousands)	% of Total Inventory Purchases	Amount (thousands)	% of Total Inventory Purchases	Amount (thousands)	% of Total Inventory Purchases
Related party supplier	$8,550	2.5%	$9,188	3.2%	$9,846	3.5%
Total accounts payable to this supplier were as follows:

	December 31,
	2015		2014
	Amount (thousands)	% of Accounts Payable	Amount (thousands)	% of Accounts Payable
Related party supplier	$2,361	2.5%	$2,378	3.4%

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
Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2015	2014
Buildings	$50,044	$51,046
Machinery and equipment	60,078	52,449
Tooling	26,231	22,558
Leasehold and building improvements	19,926	18,344
Software	11,067	10,957
Furniture and fixtures	4,005	3,899
Computer equipment	4,557	4,421
	175,908	163,674
Accumulated depreciation	(96,365)	(90,048)
	79,543	73,626
Construction in progress	10,472	2,509
Total property, plant, and equipment, net	$90,015	$76,135
Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $15.6 million, $14.1 million and $14.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The net book value of property, plant, and equipment located within the PRC was $79.4 million and $66.0 million on December 31, 2015 and 2014, respectively.
Construction in progress was as follows:

	December 31,
(In thousands)	2015	2014
Buildings	$105	$146
Machinery and equipment	6,620	1,045
Tooling	1,265	284
Leasehold and building improvements	244	370
Software	1,888	335
Other	350	329
Total construction in progress	$10,472	$2,509
We expect that most of the assets under construction will be placed into service during the first six months of 2016. We will begin to depreciate the cost of these assets under construction once they are placed into service.
Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2013	$31,000
FX effects	(261)
Balance at December 31, 2014	30,739
Goodwill acquired during the period (1)	12,564
FX effects	(187)
Balance at December 31, 2015	$43,116

(1)	During 2015, we recognized $12.6 million of goodwill related to the Ecolink Intelligent Technology, Inc. acquisition. Please refer to Note 21 for further information about this acquisition.
We conducted annual goodwill impairment reviews on December 31, 2015, 2014, and 2013 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Intangible Assets, Net
The components of intangible assets, net were as follows:

	December 31,
	2015			2014
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Distribution rights (10 years)	$312	$(96)	$216	$347	$(76)	$271
Patents (10 years)	11,425	(4,737)	6,688	10,107	(4,736)	5,371
Trademarks and trade names (10 years) (2)	2,401	(1,053)	1,348	2,001	(834)	1,167
Developed and core technology (5-15 years) (2)	12,587	(2,144)	10,443	3,506	(1,373)	2,133
Capitalized software development costs (2 years)	167	(97)	70	276	(85)	191
Customer relationships (10-15 years) (2)	27,715	(13,554)	14,161	26,406	(10,925)	15,481
Total intangible assets, net	$54,607	$(21,681)	$32,926	$42,643	$(18,029)	$24,614

(1)	This table excludes the gross value of fully amortized intangible assets totaling $9.0 million and $7.9 million on December 31, 2015 and 2014, respectively.

(2)
During the third quarter of 2015, we purchased a trade name valued at $0.4 million, which is being amortized ratably over seven years; developed technology valued at $9.1 million, which is being amortized over a weighted average period of approximately five years; and customer relationships valued at $1.3 million, which are being amortized ratably over five years. Refer to Note 21 for further information regarding our purchase of these intangible assets.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cost of sales	$123	$153	$213
Selling, general and administrative	4,719	4,009	3,914
Total amortization expense	$4,842	$4,162	$4,127

Estimated future amortization expense related to our intangible assets at December 31, 2015, is as follows:

(In thousands)
2016	$6,276
2017	6,204
2018	6,176
2019	6,170
2020	5,394
Thereafter	2,706
Total	$32,926
The remaining weighted average amortization period of our intangible assets is 5.5 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 8 — Line of Credit
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provided for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On September 3, 2015, we entered into the Second Amendment to the Amended Credit Agreement in which the Credit Line was increased to $65.0 million. On November 10, 2015, we entered into the Third Amendment to the Amended Credit Agreement in which the Credit Line was increased to $85.0 million. On February 3, 2016, we entered into the Fourth Amendment to the Amended Credit Agreement in which the Credit Line was temporarily increased to $105.0 million through March 15, 2016, after which the Credit Line will revert back to $85.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at December 31, 2015.
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
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2015, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At December 31, 2015, we had $50.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.3 million, $23 thousand and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Note 9 — Income Taxes
Pre-tax income was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Domestic operations	$(6,857)	$(2,793)	$2,425
Foreign operations	42,832	43,244	26,611
Total	$35,975	$40,451	$29,036

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The provision for income taxes charged to operations were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current tax expense:
U.S. federal	$2,726	$47	$971
State and local	189	49	254
Foreign	9,028	8,127	6,426
Total current	11,943	8,223	7,651
Deferred tax (benefit) expense:
U.S. federal	(4,588)	(687)	(101)
State and local	(87)	74	(67)
Foreign	(466)	307	(1,410)
Total deferred	(5,141)	(306)	(1,578)
Total provision for income taxes	$6,802	$7,917	$6,073
Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Inventory reserves	$1,228	$904
Capitalized research costs	52	79
Capitalized inventory costs	926	684
Net operating losses	582	1,151
Acquired intangible assets	148	143
Accrued liabilities	5,194	4,168
Income tax credits	11,251	8,568
Stock-based compensation	2,064	1,749
Total deferred tax assets	21,445	17,446
Deferred tax liabilities:
Depreciation	(2,639)	(4,402)
Allowance for doubtful accounts	(223)	(180)
Amortization of intangible assets	(1,274)	(2,154)
Other	(2,752)	(2,256)
Total deferred tax liabilities	(6,888)	(8,992)
Net deferred tax assets before valuation allowance	14,557	8,454
Less: Valuation allowance	(6,678)	(5,716)
Net deferred tax assets	$7,879	$2,738

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Tax provision at statutory U.S. rate	$12,232	$13,753	$9,872
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(554)	(580)	(397)
Foreign tax rate differential	(5,762)	(7,150)	(3,804)
Nondeductible items	874	1,093	989
Federal research and development credits	(678)	(842)	(1,149)
Change in deductibility of social insurance	649	688	214
Valuation allowance	621	661	520
Foreign permanent benefit	(675)	—	—
Other	95	294	(172)
Tax provision	$6,802	$7,917	$6,073
At December 31, 2015, we had foreign tax credit carryforwards of approximately $2.1 million, and federal and state Research and Experimentation ("R&E") income tax credit carryforwards of approximately $2.3 million and $6.7 million, respectively. The foreign tax credits begin to expire in 2024. The federal R&E credits begin to expire in 2032. The state R&E income tax credits do not have an expiration date.
At December 31, 2015, we had federal, state and foreign net operating loss carryforwards of approximately $1.2 million, $2.9 million and $35 thousand, respectively. Included in the Company's U.S. net operating loss deferred tax assets above is approximately $2.2 million of unrealized gross deferred tax assets attributable to excess tax benefits associated with stock-based compensation that will impact stockholders' equity if and when such excess benefits are ultimately realized. Of the federal and state net operating loss carryforwards above, $1.2 million and $2.9 million, respectively, were acquired as part of our 2004 acquisition of SimpleDevices. The federal, state, and foreign net operating loss carryforwards begin to expire during 2024, 2018, and 2022, respectively.
Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that may be utilized if certain changes to a company’s ownership occur. Our 2004 acquisition of SimpleDevices was a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carryforwards of SimpleDevices are limited but considered realizable in future periods. The annual federal limitation is approximately $0.6 million for 2015 and thereafter.
At December 31, 2015, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carry-back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily related to state R&E income tax credits generated during prior years and the current year, the Company established a valuation allowance against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. The total valuation allowance increased by $1.0 million and $0.9 million as of December 31, 2015 and 2014, respectively.
During the year ended December 31, 2015 we recognized an increase to paid-in capital and a decrease to income taxes payable of $3.1 million, related to the tax benefit from the exercise of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans. During the year ended December 31, 2013 we recognized an increase to paid-in capital and a decrease to income taxes payable of $0.9 million, related to the tax benefit from the exercise of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans.
The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.
During 2012, China's State Administration of Taxation issued Circular 15 which required us to reevaluate our foreign deferred tax assets relating to our Chinese subsidiaries. These subsidiaries have recorded a deferred tax asset for social insurance and housing funds with the intent of being able to deduct these expenses once such liabilities have been settled. Circular 15 stipulates that payments into the aforementioned funds must be made within five years of recording the initial accrual or the tax deduction for these expenses will be forfeited. At December 31, 2015, we evaluated fund payments made prior to the preceding five years and determined that $0.6 million of our foreign deferred tax assets would not provide a future tax benefit due to the change in Chinese law. In adhering to the new law, we recorded increases to income tax expense of $0.6 million, $0.7 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, relating to decreases in the deferred tax assets of our Chinese subsidiaries.
Uncertain Tax Positions
At December 31, 2015 and 2014, we had unrecognized tax benefits of approximately $3.7 million and $3.6 million, including interest and penalties, respectively. We classify interest and penalties as components of tax expense. Interest and penalties were $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest and penalties are included in the unrecognized tax benefits.
Changes to our gross unrecognized tax benefits were as follows:

	Year ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of period	$3,486	$3,490	$5,006
Additions as a result of tax provisions taken during the current year	463	213	357
Subtractions as a result of tax provisions taken during the prior year	(161)	(150)	(126)
Foreign currency translation	(79)	(8)	45
Lapse in statute of limitations	(241)	(59)	(63)
Settlements	—	—	(1,729)
Other	1	$—	$—
Balance at end of period	$3,469	$3,486	$3,490
Approximately $3.3 million, $3.2 million and $3.2 million of the total amount of gross unrecognized tax benefits at December 31, 2015, 2014 and 2013, respectively, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.1 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. At December 31, 2015, the open statutes of limitations for our significant tax jurisdictions are the following: federal are 2012 through 2014, state are 2011 through 2014 and foreign are 2009 through 2014.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 10 — Accrued Compensation
The components of accrued compensation were as follows:

	December 31,
(In thousands)	2015	2014
Accrued social insurance(1)	$18,923	$19,941
Accrued salary/wages	7,549	6,114
Accrued vacation/holiday	2,227	2,222
Accrued bonus(2)	5,914	8,492
Accrued commission	1,084	1,797
Accrued medical insurance claims	218	236
Other accrued compensation	1,537	1,854
Total accrued compensation	$37,452	$40,656

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2015 and 2014.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.7 million and $0.6 million at December 31, 2015 and 2014, respectively.

Note 11 — Other Accrued Expenses
The components of other accrued expenses were as follows:

	December 31,
(In thousands)	2015	2014
Advertising and marketing	$191	$174
Deferred revenue	1,434	648
Duties	1,318	947
Freight and handling fees	1,942	1,522
Product development	630	751
Product warranty claim costs	35	353
Professional fees	1,714	1,493
Property, plant and equipment	551	141
Sales taxes and VAT	3,170	2,057
Third-party commissions	585	553
Tooling (1)	1,173	1,089
Unrealized loss on foreign currency exchange futures contracts	1,164	113
URC court order (Notes 3 and 13)	4,629	—
Utilities	278	275
Other	2,652	3,242
Total other accrued expenses	$21,466	$13,358

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Related Party Vendor
We have obtained certain engineering support services for our India subsidiary from JAP Techno Solutions ("JAP"). The owner of JAP is the spouse of the managing director of our India operations. Total fees paid to JAP for the years ended December 31, 2015 and 2014 were $77 thousand and $39 thousand, respectively. No amounts were paid to this vendor during the year ended December 31, 2013.
Note 12 — Leases
We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.
Rent expense for our operating leases was $3.6 million, $3.7 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Estimated future minimum non-cancelable operating lease payments at December 31, 2015 were as follows:

(In thousands)	Amount
2016	$3,183
2017	2,767
2018	2,164
2019	1,281
2020	1,198
Thereafter	2,389
Total operating lease commitments	$12,982
Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 48 months to 125 months. The related short term liability is recorded in other accrued expenses (see Note 11) and the related long term liability is recorded in other long term liabilities. The total liability related to rent escalations was $1.1 million and $1.1 million at December 31, 2015 and 2014, respectively.
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
Prepaid Land Leases
We operate two factories within the PRC on which the land is leased from the government as of December 31, 2015. These land leases were prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained land-use right certificates for the land pertaining to these factories.
The first factory is located in the city of Guangzhou in the Guangdong province. The remaining net book value of this prepaid lease was $1.2 million on December 31, 2015, and will be amortized on a straight-line basis over approximately 15 years. The buildings located on this land had a net book value of $12.4 million on December 31, 2015 and will be depreciated over a remaining weighted average period of 16 years.
The second factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this prepaid lease was $2.7 million on December 31, 2015, and will be amortized on a straight-line basis over the remaining term of approximately 43 years. The buildings located on this land had a net book value of $22.3 million on December 31, 2015 and will be depreciated over a remaining weighted average period of 24 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The remaining net book value of prepaid land leases is included within prepaid expenses and other current assets and other assets, depending on the short term or long term nature.
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
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of period	$353	$41	$404
Accruals for warranties issued during the period	23	1,178	416
Settlements (in cash or in kind) during the period	(341)	(866)	(779)
Balance at end of period	$35	$353	$41
Litigation
On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC was infringing, directly and indirectly, four of our patents related to remote control technology. Following a jury verdict in favor of URC, on September 4, 2015 the District Court awarded URC $4.6 million in attorneys’ fees and costs, approximately 50% of the attorneys’ fees and costs URC claims it incurred. Both parties filed Notices of Appeal. URC is appealing various portions of the judgment and the District Court’s decision to award less than the full amount of attorneys’ fees. We have elected not to appeal the award of attorneys’ fees. URC has filed its opening appellate brief and we filed our response on February 26, 2016. We expect oral arguments in the summer of 2016, with a decision approximately six months later. As a result of the District Court's order, we accrued $4.6 million within selling, general and administrative expenses for the year ended December 31, 2015. Additionally, as described in Note 3, we placed $4.6 million into a surety bond as collateral for this court order.
On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)) claiming that URC has violated ten patents not implicated in our first lawsuit against it. Of the ten patents, four of them have expired. In mid-November 2013, we filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd., a South Korean entity, and Ohsung Electronics USA, Inc., a California entity, (collectively "Ohsung"), to the lawsuit. In late June and early July of 2014, URC and Ohsung requested inter partes review ("IPR") with the US Patent and Trademark Office Appeal Board ("PTAB") for each of the ten patents pending in the second URC lawsuit. On July 9, 2014, the Court entered stipulated stay, pending the IPR outcome. In January 2016, the PTAB issued its decisions in all of the IPR proceedings, sustaining most of the claims of the six unexpired patents and invalidating the majority of the claims of the four expired patents. URC has filed a notice of appeal with respect to the PTAB’s ruling against it. We have elected to not appeal the PTAB’s rulings. On March 21, 2016, a status conference is scheduled with the Court.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplies Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the products at issue. After the September 29, 2015 hearing, the Court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed the appeal and on February 15, 2016, the appellate court heard oral arguments. We expect the appellate court’s ruling on the motion in the next three to six months. In addition, in September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. Finally, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to asserted patents. UEBV and Telenet intend to vigorously defend against Ruwido's claims.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2015 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2015, approximately 45 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2015 and 2014 for the India Plan was not material. During the years ended December 31, 2015, 2014, and 2013, the net periodic benefit costs were also not material.
Note 14 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2015, we had 300,000 shares available for repurchase under the Board's authorizations. On February 10, 2016, our Board increased these share repurchase authorizations by 100,000 shares bringing the total authorization as of the approval date to 400,000 shares.
Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Shares repurchased	1,817	384	153
Cost of shares repurchased	$89,395	$16,168	$3,607
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the years ended December 31, 2014, and 2013, we issued 15,000, and 30,000 shares from treasury, respectively, to outside directors for services performed (see Note 16).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States	$287,678	$201,579	$195,308
Asia (excluding PRC)	109,960	129,614	107,886
People’s Republic of China	74,475	98,057	89,918
Europe	65,579	70,663	72,852
Latin America	38,985	38,912	35,179
Other	26,156	23,504	28,211
Total net sales	$602,833	$562,329	$529,354
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

	December 31,
(In thousands)	2015	2014
United States	$7,015	$5,716
People's Republic of China	83,794	70,619
All other countries	4,571	5,271
Total long-lived tangible assets	$95,380	$81,606
Note 16 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cost of sales	$39	$16	$1
Research and development	428	323	226
Selling, general and administrative:
Employees	5,946	4,927	4,494
Outside directors	1,500	1,178	621
Total stock-based compensation expense	$7,913	$6,444	$5,342

Income tax benefit	$2,366	$1,897	$1,575

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Stock Options
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2015	2014	2013
Weighted average fair value of grants	$24.47	$13.64	$9.26
Risk-free interest rate	1.39%	1.29%	0.95%
Expected volatility	43.36%	44.84%	53.39%
Expected life in years	4.57	4.56	5.20

Stock option activity was as follows:

	2015				2014				2013
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	650	$25.56			924	$22.04			1,412	$20.56
Granted	77	64.81			133	35.28			201	19.68
Exercised	(71)	23.97		$2,193	(391)	20.76		$10,651	(679)	18.22		$8,355
Forfeited/canceled/expired	(8)	20.64			(16)	20.77			(10)	24.75
Outstanding at end of the year (1)	648	$30.50	4.85	$14,556	650	$25.56	5.59	$25,653	924	$22.04	6.09	$14,854
Vested and expected to vest at the end of the year (1)	648	$30.50	4.85	$14,551	649	$25.57	5.58	$25,618	921	$22.05	6.08	$14,791
Exercisable at the end of the year (1)	493	$25.03	4.51	$12,979	421	$23.84	4.87	$17,345	671	$22.62	5.14	$10,388

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2015, 2014, and 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2015, 2014, and 2013. This amount will change based on the fair market value of our stock.

During the years ended December 31, 2015, 2014, and 2013, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2015, 2014, and 2013 was $1.7 million, $8.1 million, and $12.4 million, respectively. The actual tax benefit realized from option exercises was $0.5 million, $3.1 million and $2.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Significant option groups outstanding at December 31, 2015 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000’s)	Weighted-Average Remaining Years of Contractual Life	Weighted-Average Exercise Price	Number Exercisable (in 000’s)	Weighted-Average Exercise Price
$17.60 to $21.95	279	5.32	$20.23	257	$20.26
24.91 to 29.25	163	3.26	27.99	163	27.99
35.28 to 35.35	128	5.05	35.28	73	35.28
51.38 to 65.54	78	6.17	64.81	—	—
	648	4.85	$30.50	493	$25.03
As of December 31, 2015, we expect to recognize $2.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

On January 1, 2016, certain executive employees were granted 93,135 stock options in connection with the 2015 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on January 1, 2017 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.8 million.
On February 10, 2016, members of the board of directors were granted 150,000 stock options. The options are subject to a three-year vesting period (33.33% per year beginning on February 10, 2017). The total grant date fair value of these awards was $2.6 million.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	2015		2014		2013
	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value	Shares Granted (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	266	39.28	285	24.64	270	$18.72
Granted	138	53.64	155	51.29	196	28.86
Vested	(178)	35.09	(171)	25.78	(178)	20.44
Forfeited	(1)	63.19	(3)	37.78	(3)	15.49
Non-vested at end of the year	225	51.31	266	39.28	285	24.64
As of December 31, 2015, we expect to recognize $10.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.
On January 1, 2016, certain executive employees were granted 34,060 restricted stock awards in connection with the 2015 annual review cycle. The awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on January 1, 2017 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.8 million.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2015:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
1998 Stock Incentive Plan	5/27/1998	630,000	—	3,400
1999A Stock Incentive Plan	10/7/1999	1,000,000	—	20,500
2002 Stock Incentive Plan	2/5/2002	1,000,000	—	480
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	63,241
2006 Stock Incentive Plan	6/13/2006	1,000,000	—	196,357
2010 Stock Incentive Plan	6/15/2010	1,000,000	13,219	379,673
2014 Stock Incentive Plan	6/12/2014	1,100,000	821,820	209,180
			835,039	872,831
Note 17 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net gain (loss) on foreign currency exchange contracts(1)	$294	$(491)	$888
Net gain (loss) on foreign currency exchange transactions	(522)	(363)	(4,155)
Other income	221	14	98
Other income (expense), net	$(7)	$(840)	$(3,169)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 19 for further details).
Note 18 — Earnings Per Share
Earnings per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2015	2014	2013
BASIC
Net income attributable to Universal Electronics Inc.	$29,174	$32,534	$22,963
Weighted-average common shares outstanding	15,248	15,781	15,248
Basic earnings per share attributable to Universal Electronics Inc.	$1.91	$2.06	$1.51
DILUTED
Net income attributable to Universal Electronics Inc.	$29,174	$32,534	$22,963
Weighted-average common shares outstanding for basic	15,248	15,781	15,248
Dilutive effect of stock options and restricted stock	294	371	353
Weighted-average common shares outstanding on a diluted basis	15,542	16,152	15,601
Diluted earnings per share attributable to Universal Electronics Inc.	$1.88	$2.01	$1.47
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Stock options	66	52	366
Restricted stock awards	28	10	18

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

	December 31, 2015				December 31, 2014
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$(1,146)	$—	$(1,146)	$—	$810	$—	$810
We held foreign currency exchange contracts which resulted in a net pre-tax gain of $0.3 million, a net pre-tax loss of $0.5 million, and a net pre-tax gain of $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2015	USD/Euro	USD	$7.0	1.0864	$(7)	January 22, 2016
December 31, 2015	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$22.5	6.2565	$(1,100)	January 15, 2016
December 31, 2015	USD/Brazilian Real	Brazilian Real	$1.0	3.7461	$(57)	January 15, 2016
December 31, 2015	USD/Brazilian Real	USD	$3.0	3.9503	$18	January 15, 2016

December 31, 2014	USD/Euro	USD	$5.0	1.2450	$140	January 23, 2015
December 31, 2014	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.2757	$174	January 16, 2015
December 31, 2014	USD/Brazilian Real	USD	$5.0	2.3401	$609	January 16, 2015
December 31, 2014	USD/Brazilian Real	Brazilian Real	$2.5	2.5442	$(113)	January 16, 2015

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.
Note 20 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.9 million, $0.8 million and $0.7 million of expense for company contributions for the years ended December 31, 2015, 2014, and 2013, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 21 — Business Combination
On August 4, 2015, we entered into an Asset Purchase Agreement (the "APA") to acquire substantially all of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"), a leading developer of smart home technology that designs, develops and manufactures a wide range of intelligent wireless security and home automation products. This transaction closed on August 31, 2015. The purchase price of $24.1 million was comprised of $12.9 million in cash and $11.2 million of contingent consideration. Additionally, we incurred $0.2 million in acquisition costs, consisting primarily of legal and accounting expenses, which are included within selling, general and administrative expenses for the year ended December 31, 2015. The acquisition of these assets will allow us to extend our product offerings to include home security and automation products previously marketed by Ecolink and to sell these products to our existing customers.
Included in the net assets acquired from Ecolink was a 50% ownership interest in Encore Controls LLC ("Encore"), a developer of smart home technology that designs and sells intelligent wireless fire safety products for use in home security systems.
Management has determined that we are the primary beneficiary of Encore due to our ability to direct the activities that most significantly impact the economic performance of Encore, and thus we have consolidated the financial statements of Encore commencing on the acquisition date. The aggregate fair value of Encore’s net assets on the acquisition date was $0.7 million, of which $0.4 million was attributable to the noncontrolling interest. The fair value attributable to the noncontrolling interest was based on the noncontrolling interest's ownership percentage in the fair values of the assets and liabilities of Encore. The carrying amount of Encore's assets and liabilities consolidated at December 31, 2015 did not materially change from the opening balances at the acquisition date. The operations of Encore are financed through cash flows from operations, and we do not intend to provide support to Encore beyond our respective ownership obligation. Furthermore, the creditors of Encore do not have any recourse to our general credit.
Our consolidated income statement for the the year ended December 31, 2015 includes net sales of $1.6 million and a net loss of $1.0 million attributable to Ecolink for the period commencing on August 31, 2015.
Contingent Consideration
We are required to make additional earnout payments upon the achievement of certain operating income levels attributable to Ecolink over each of the next 5 years. The amount of contingent consideration has no upper limit and is calculated at the end of each calendar year based upon certain percentages of operating income target levels as defined in the APA. Ecolink's operating income will be calculated using certain revenues, costs and expenses directly attributable to Ecolink as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 15.5% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. During the period subsequent to the acquisition date, the fair value of the earnout contingent consideration was increased by $0.6 million to $11.8 million, primarily to reflect accretion driven by the time value of money, and this adjustment was recorded within selling, general and administrative expenses for the year ended December 31, 2015. The fair value of the earnout consideration liability is presented as long-term contingent consideration in our consolidated balance sheet at December 31, 2015.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Purchase Price Allocation
Using the acquisition method of accounting, the acquisition date fair value of the consideration transferred was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. The goodwill is expected to be deductible for income tax purposes. Management's purchase price allocation was the following:

(in thousands)	Estimated Lives	Fair Value
Cash and cash equivalents		$685
Accounts receivable		374
Inventories		1,412
Prepaid expenses and other current assets		253
Property, plant and equipment	1-4 years	16
Non-interest bearing liabilities		(1,557)
Net tangible assets acquired		1,183
Trade name	7 years	400
Developed technology	4-14 years	9,080
Customer relationships	5 years	1,300
Goodwill		12,564
Total purchase price		24,527
Noncontrolling interest		(378)
Net purchase price		24,149
Less: Contingent consideration		(11,200)
Cash paid		$12,949
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

	Year Ended December 31,
(In thousands, except per-share amounts)	2015	2014
Net sales	$606,872	$569,804
Net income	28,947	31,861
Net income attributable to Universal Electronics Inc.	28,886	31,456
Basic earnings per share attributable to Universal Electronics Inc.	1.89	1.99
Diluted earnings per share attributable to Universal Electronics Inc.	1.86	1.95
For purposes of determining pro forma net income attributable to Universal Electronics Inc., adjustments were made to each period presented in the table above. The pro forma net income and net income attributable to Universal Electronics Inc. assumes that amortization of acquired intangible assets and of fair value adjustments related to inventories began at January 1, 2014 rather than on September 1, 2015. The result is a net increase in amortization expense of $1.3 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively. Additionally, acquisition costs totaling $0.2 million are excluded from pro forma net income attributable to Universal Electronics Inc. All adjustments have been made net of their related tax effects.
Note 22 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	2015
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$132,705	$147,551	$160,467	$162,110
Gross profit	37,409	40,280	42,809	46,251
Operating income	6,103	10,400	9,033	10,383
Net income	5,189	8,375	6,274	9,335
Net income attributable to Universal Electronics Inc.	5,189	8,375	6,271	9,339

Earnings per share attributable to Universal Electronics Inc. (1):
Basic	$0.33	$0.53	$0.42	$0.65
Diluted	$0.32	$0.52	$0.41	$0.64

	2014
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$129,845	$146,315	$147,780	$138,389
Gross profit	36,546	43,558	45,115	41,681
Operating income	5,990	11,674	13,785	9,831
Net income	4,273	8,488	10,871	8,902
Net income attributable to Universal Electronics Inc.	4,273	8,488	10,871	8,902

Earnings per share attributable to Universal Electronics Inc.(1):
Basic	$0.27	$0.54	$0.69	$0.56
Diluted	$0.26	$0.53	$0.68	$0.55

(1)
The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares and share equivalents outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per share amounts.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 23 — Subsequent Event
On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants under this agreement is subject to vesting over three successive two-year periods (with the first two-year period commencing on January 1, 2016) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrant agreement. The table below presents the purchase levels and number of warrants that will vest in each period based upon achieving these purchase levels.

	Incremental Warrants That Will Vest
Aggregate Level of Purchases by Comcast and Affiliates	January 1, 2016 - December 31, 2017	January 1, 2018 - December 31, 2019	January 1, 2020 - December 31, 2021
$260 million	100,000	100,000	75,000
$300 million	75,000	75,000	75,000
$340 million	75,000	75,000	75,000
Maximum Potential Warrants Earned by Comcast	250,000	250,000	225,000
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. To fully vest in the rights to purchase all of the underlying shares, Comcast and its affiliates must purchase an aggregate of $1.02 billion in goods and services from us during the six-year vesting period.
The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions. Additionally, in connection with the common stock purchase warrants, we have also entered into a registration rights agreement with Comcast under which Comcast may from time to time request that we register the shares of common stock underlying vested warrants with the SEC.

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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Los Angeles, California
March 11, 2016

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption "SEC Filings" on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2015:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	627,123	$30.55	835,039
Equity compensation plans not approved by security holders	20,980	29.02	—
Total	648,103	$30.50	835,039

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 11, 2016
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 11, 2016

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 11, 2016

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 11, 2016

William C. Mulligan Director	/s/ William C. Mulligan	March 11, 2016

J. C. Sparkman Director	/s/ J.C. Sparkman	March 11, 2016

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 11, 2016

Carl E. Vogel Director	/s/ Carl E. Vogel	March 11, 2016

Edward K. Zinser Director	/s/ Edward K. Zinser	March 11, 2016

EXHIBIT INDEX

Exhibit Number	Document Description

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

*10.29
Form of Option Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.30
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.31
First Amendment to Amended and Restated Credit Agreement dated October 9, 2014 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 5, 2015 (File No. 0-21044))

10.32
Second Amendment to Amended and Restated Credit Agreement dated September 3, 2015 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 6, 2015 (File No. 0-21044))

10.33	Third Amendment to Amended and Restated Credit Agreement dated as of November 10, 2015 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

10.34	Fourth Amendment to Amended and Restated Credit Agreement dated as of February 3, 2016 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

10.35
Common Stock Purchase Warrant dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (Incorporated by references to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044)

10.36
Registration Rights Agreement dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (Incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044)

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.