Form 10-Q
period 2016-03-31
UNIVERSAL ELECTRONICS INC
filed 2016-05-10
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,432,424 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 5, 2016.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$56,077	$52,966
Restricted cash	4,623	4,623
Accounts receivable, net	110,992	121,801
Inventories, net	117,692	122,366
Prepaid expenses and other current assets	7,902	6,217
Income tax receivable	38	55
Deferred income taxes	7,210	7,296
Total current assets	304,534	315,324
Property, plant, and equipment, net	93,535	90,015
Goodwill	43,184	43,116
Intangible assets, net	31,935	32,926
Deferred income taxes	10,513	8,474
Other assets	5,335	5,365
Total assets	$489,036	$495,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,800	$93,843
Line of credit	57,987	50,000
Accrued compensation	32,804	37,452
Accrued sales discounts, rebates and royalties	6,558	7,618
Accrued income taxes	2,401	4,745
Other accrued expenses	20,497	21,466
Total current liabilities	200,047	215,124
Long-term liabilities:
Long-term contingent consideration	10,504	11,751
Deferred income taxes	9,415	7,891
Income tax payable	629	629
Other long-term liabilities	1,891	1,917
Total liabilities	222,486	237,312
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,286,653 and 23,176,277 shares issued on March 31, 2016 and December 31, 2015, respectively	233	232
Paid-in capital	234,523	228,269
Treasury stock, at cost, 8,857,702 and 8,824,768 shares on March 31, 2016 and December 31, 2015, respectively	(212,057)	(210,333)
Accumulated other comprehensive income (loss)	(14,431)	(15,799)
Retained earnings	257,961	255,240
Universal Electronics Inc. stockholders' equity	266,229	257,609
Noncontrolling interest	321	299
Total stockholders' equity	266,550	257,908
Total liabilities and stockholders' equity	$489,036	$495,220
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$150,658	$132,705
Cost of sales	113,011	95,296
Gross profit	37,647	37,409
Research and development expenses	5,186	4,434
Selling, general and administrative expenses	29,420	26,872
Operating income	3,041	6,103
Interest income (expense), net	(267)	110
Other income (expense), net	720	230
Income before provision for income taxes	3,494	6,443
Provision for income taxes	751	1,254
Net income	2,743	5,189
Net income (loss) attributable to noncontrolling interest	22	—
Net income attributable to Universal Electronics Inc.	$2,721	$5,189

Earnings per share attributable to Universal Electronics Inc.:
Basic	$0.19	$0.33
Diluted	$0.19	$0.32
Shares used in computing earnings per share:
Basic	14,373	15,907
Diluted	14,637	16,243
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$2,743	$5,189
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,368	(4,258)
Total comprehensive income (loss)	4,111	931
Comprehensive income (loss) attributable to noncontrolling interest	22	—
Comprehensive income (loss) attributable to Universal Electronics Inc.	$4,089	$931
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash provided by (used for) operating activities:
Net income	$2,743	$5,189
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,929	4,667
Provision for doubtful accounts	(40)	2
Provision for inventory write-downs	756	906
Deferred income taxes	(407)	(806)
Tax benefit from exercise of stock options and vested restricted stock	616	567
Excess tax benefit from stock-based compensation	(668)	(587)
Shares issued for employee benefit plan	345	391
Employee and director stock-based compensation	2,493	1,959
Performance-based warrant stock-based compensation	866	—
Changes in operating assets and liabilities:
Accounts receivable	12,255	342
Inventories	5,095	(5,993)
Prepaid expenses and other assets	(1,604)	755
Accounts payable and accrued expenses	(22,900)	(12,209)
Accrued income taxes	(2,338)	(832)
Net cash provided by (used for) operating activities	3,141	(5,649)
Cash used for investing activities:
Acquisition of property, plant, and equipment	(7,480)	(7,210)
Acquisition of intangible assets	(564)	(681)
Net cash used for investing activities	(8,044)	(7,891)
Cash provided by (used for) financing activities:
Borrowings under line of credit	42,987	—
Repayments on line of credit	(35,000)	—
Proceeds from stock options exercised	1,935	989
Treasury stock purchased	(1,724)	(4,021)
Excess tax benefit from stock-based compensation	668	587
Net cash provided by (used for) financing activities	8,866	(2,445)
Effect of exchange rate changes on cash	(852)	566
Net increase (decrease) in cash and cash equivalents	3,111	(15,419)
Cash and cash equivalents at beginning of year	52,966	112,521
Cash and cash equivalents at end of period	$56,077	$97,102

Supplemental cash flow information:
Income taxes paid	$2,933	$2,000
Interest paid	$302	$—
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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
Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of our significant accounting policies.
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
In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which amends Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other". The amendments provide guidance as to whether a cloud computing arrangement includes a software license, and based on that determination, how to account for such arrangements. ASU 2015-05 is effective for fiscal periods beginning after December 15, 2015 and permits the use of either the prospective or retrospective transition method. The adoption of ASU 2015-05 did not have a material impact on our consolidated financial position or results of operations.
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
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-period Adjustments." This new guidance requires an acquirer in a business combination to recognize adjustments to the provisional amounts that are identified during the measurement period to be reported in the period in which the adjustment amounts are determined. In addition, the effect

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

on earnings of changes in depreciation, amortization and other items as a result of the change to the provisional amounts, calculated as if the accounting had been complete as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal periods beginning after December 15, 2015 and must be applied prospectively. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial position or results of operations.
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
In March 2016, the FASB issued ASU 2016-09,"Improvements to Employee Share-Based Payment Accounting", which amends ASC 718, "Compensation - Stock Compensation". ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.
Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2016	December 31, 2015
United States	$10,229	$8,458
People's Republic of China ("PRC")	29,596	28,681
Asia (excluding the PRC)	5,313	5,346
Europe	8,251	8,093
South America	2,688	2,388
Total cash and cash equivalents	$56,077	$52,966
Restricted Cash
In connection with the court order issued on September 4, 2015, we placed $4.6 million of cash into a collateralized surety bond. This bond has certain restrictions for liquidation and has therefore been classified as restricted cash. Refer to Note 10 for further information about this ongoing litigation.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Trade receivables, gross	$108,831	$119,090
Allowance for doubtful accounts	(799)	(822)
Allowance for sales returns	(424)	(507)
Net trade receivables	107,608	117,761
Other	3,384	4,040
Accounts receivable, net	$110,992	$121,801
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$822	$616
Additions (reductions) to costs and expenses	(40)	2
(Write-offs)/Foreign exchange effects	17	(18)
Balance at end of period	$799	$600
Sales Returns
The allowance for sales returns at March 31, 2016 and December 31, 2015 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.3 million on March 31, 2016 and December 31, 2015, respectively. The value of these returned goods was included in our inventory balance at March 31, 2016 and December 31, 2015.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2016		2015
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$39,609	26.3%	$15,577	11.7%
DIRECTV	16,819	11.2	17,365	13.1

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	March 31, 2016		December 31, 2015
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	27,126	24.4%	29,404		24.1%
DIRECTV	12,769	11.5%	—	(1)	—%	(1)

(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net at December 31, 2015.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Note 4 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Raw materials	$28,051	$29,290
Components	13,694	12,228
Work in process	6,350	5,671
Finished goods	72,889	78,222
Reserve for excess and obsolete inventory	(3,292)	(3,045)
Inventories, net	$117,692	$122,366

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$3,045	$2,539
Additions charged to costs and expenses (1)	693	811
Sell through (2)	(211)	(406)
Write-offs/Foreign exchange effects	(235)	(407)
Balance at end of period	$3,292	$2,537

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $63 thousand and $95 thousand for the three months ended March 31, 2016 and 2015, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. Texas Instruments provided $8.5 million or 10.8%, of total inventory purchases during the three months ended March 31, 2016. Victory Chemical Co., Ltd. provided $8.2 million or 11.2%, of total inventory purchases during the three months ended March 31, 2015.

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this vendor. Inventory purchases from this supplier were as follows:

	Three Months Ended March 31,
	2016		2015
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$1,612	2.0%	$2,094	2.9%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Total accounts payable to this supplier were as follows:

	March 31, 2016		December 31, 2015
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$1,638	2.1%	$2,361	2.5%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2015	$43,116
Foreign exchange effects	68
Balance at March 31, 2016	$43,184

Intangible Assets, Net
The components of intangible assets, net were as follows:

	March 31, 2016			December 31, 2015
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$327	$(107)	$220	$312	$(96)	$216
Patents	11,468	(4,580)	6,888	11,425	(4,737)	6,688
Trademarks and trade names	2,400	(1,117)	1,283	2,401	(1,053)	1,348
Developed and core technology	12,585	(2,611)	9,974	12,587	(2,144)	10,443
Capitalized software development costs	235	(118)	117	167	(97)	70
Customer relationships	27,697	(14,244)	13,453	27,715	(13,554)	14,161
Total intangible assets, net	$54,712	$(22,777)	$31,935	$54,607	$(21,681)	$32,926

(1)	This table excludes the gross value of fully amortized intangible assets totaling $9.4 million and $9.0 million at March 31, 2016 and December 31, 2015, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cost of sales	$21	$35
Selling, general and administrative expenses	1,533	1,004
Total amortization expense	$1,554	$1,039

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Estimated future annual amortization expense related to our intangible assets at March 31, 2016, is as follows:

(In thousands)
2016 (remaining 9 months)	$4,778
2017	6,303
2018	6,250
2019	6,235
2020	5,495
Thereafter	2,874
Total	$31,935
Note 6 — Line of Credit

On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provided for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On September 3, 2015, we entered into the Second Amendment to the Amended Credit Agreement in which the Credit Line was increased to $65.0 million. On November 10, 2015, we entered into the Third Amendment to the Amended Credit Agreement in which the Credit Line was increased to $85.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at March 31, 2016.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at March 31, 2016 was 1.69%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2016, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At March 31, 2016, we had $58.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.3 million during the three months ended March 31, 2016. We had no interest expense or borrowings during the three months ended March 31, 2015.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $0.8 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 21.5% and 19.5% during the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was lower in the prior year primarily due to the recording of a $0.3 million tax refund in China during the three months ended March 31, 2015 related to certain deductible research and development expenses incurred in 2013.
At March 31, 2016, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, of which $3.3 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months. We have classified uncertain tax positions as non-current

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million and $0.2 million at March 31, 2016 and December 31, 2015, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On March 31, 2016, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2012 through 2014, state 2011 through 2014, and foreign 2009 through 2014.
Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Accrued social insurance (1)	$18,893	$18,923
Accrued salary/wages	7,143	7,549
Accrued vacation/holiday	2,839	2,227
Accrued bonus (2)	1,454	5,914
Accrued commission	335	1,084
Accrued medical insurance claims	258	218
Other accrued compensation	1,882	1,537
Total accrued compensation	$32,804	$37,452

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2016 and December 31, 2015.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.3 million and $0.7 million at March 31, 2016 and December 31, 2015, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Advertising and marketing	$285	$191
Deferred revenue	1,416	1,434
Duties	771	1,318
Freight and handling fees	1,652	1,942
Product development	442	630
Product warranty claim costs	35	35
Professional fees	1,343	1,714
Property, plant, and equipment	665	551
Sales taxes and VAT	1,915	3,170
Short-term contingent consideration (Note 19)	1,214	—
Third-party commissions	890	585
Tooling (1)	1,495	1,173
Unrealized loss on foreign currency exchange futures contracts	546	1,164
URC court order (Notes 2 and 10)	4,633	4,629
Utilities	242	278
Other	2,953	2,652
Total other accrued expenses	$20,497	$21,466

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Related Party Vendor
We have obtained certain engineering support services for our India subsidiary from JAP Techno Solutions ("JAP"). The owner of JAP is the spouse of the managing director of our India operations. Total fees paid to JAP for the three months ended March 31, 2016 and 2015 were $0 thousand and $26 thousand, respectively.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$35	$353
Accruals for warranties issued during the period	—	—
Settlements (in cash or in kind) during the period	—	(180)
Balance at end of period	$35	$173

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Restructuring Activities
During the three months ended March 31, 2016, we implemented a plan to reduce our manufacturing costs by transitioning some of our manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are lower. As a result, we incurred severance costs of $1.4 million during the three months ended March 31, 2016, which are included within selling, general and administrative expenses. We expect to incur additional severance costs of approximately $8 million as we continue to execute this transition over the next 12-18 months. Because severance costs relate to involuntary terminations, we record the related liability at the communication date. At March 31, 2016, we had $0.2 million of unpaid severance costs included within accrued compensation.
Litigation

On March 2, 2012, we filed a lawsuit against Universal Remote Control, Inc. ("URC") in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV12-0039 AG (JPRx)) alleging that URC was infringing, directly and indirectly, four of our patents related to remote control technology. Following a jury verdict in favor of URC, on September 4, 2015 the District Court awarded URC $4.6 million in attorneys’ fees and costs, approximately 50% of the attorneys’ fees and costs URC claims it incurred. Both parties filed Notices of Appeal. URC is appealing various portions of the judgment and the District Court’s decision to award less than the full amount of attorneys’ fees. We have elected not to appeal the award of attorneys’ fees. URC has filed its opening appellate brief and we filed our response on February 26, 2016. We expect oral arguments in the summer of 2016, with a decision approximately six months later. We fully accrued the amount awarded in 2015, and the liability is included within other accrued expenses. Thus, there was no additional amount accrued for the three months ended March 31, 2016. Additionally, as described in Note 2, we placed $4.6 million into a surety bond as collateral for this court order.

On June 28, 2013, we filed a second lawsuit against URC, also in the United States District Court, Central District of California (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)) claiming that URC has violated ten patents not implicated in our first lawsuit against it. Of the ten patents, four of them have expired. In mid-November 2013, we filed a motion to add affiliated URC suppliers, Ohsung Electronics Co, Ltd., a South Korean entity, and Ohsung Electronics USA, Inc., a California entity, (collectively "Ohsung"), to the lawsuit. In late June and early July of 2014, URC and Ohsung requested inter partes review ("IPR") with the US Patent and Trademark Office Appeal Board ("PTAB") for each of the ten patents pending in the second URC lawsuit. On July 9, 2014, the Court entered stipulated stay, pending the IPR outcome. In January 2016, the PTAB issued its decisions in all of the IPR proceedings, sustaining most of the claims of the six unexpired patents and invalidating the majority of the claims of the four expired patents. URC filed a notice of appeal with respect to the PTAB’s ruling against it. We have elected to not appeal the PTAB’s rulings. At a status conference held on March 21, 2016, the Court requested briefing on whether the stay should be continued. The briefing has been completed and we are awaiting the Court’s ruling.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

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
Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations.
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands, except share data)	2016	2015
Shares repurchased	32,934	69,460
Cost of shares repurchased	$1,724	$4,021
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
United States	$83,938	$54,759
Asia (excluding PRC)	21,573	31,020
People's Republic of China	16,926	15,836
Europe	15,783	15,022
Latin America	7,555	10,522
Other	4,883	5,546
Total net sales	$150,658	$132,705
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Long-lived tangible assets by geographic area were as follows:

(In thousands)	March 31, 2016	December 31, 2015
United States	$7,524	$7,015
People's Republic of China	86,419	83,794
All other countries	4,927	4,571
Total long-lived tangible assets	$98,870	$95,380
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cost of sales	$14	$9
Research and development expenses	136	105
Selling, general and administrative expenses:
Employees	1,845	1,471
Outside directors	498	374
Total stock-based compensation expense	$2,493	$1,959

Income tax benefit	$733	$560

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2015	648	$30.50
Granted	244	49.67
Exercised	(77)	25.25		$2,415
Forfeited/canceled/expired	—	—
Outstanding at March 31, 2016 (1)	815	$36.72	5.36	$20,847
Vested and expected to vest at March 31, 2016 (1)	814	$36.72	5.36	$20,840
Exercisable at March 31, 2016 (1)	469	$27.15	4.57	$16,422

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2016. This amount will change based on the fair market value of our stock.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2016	2015
Weighted average fair value of grants	$17.96	$24.77
Risk-free interest rate	1.36%	1.38%
Expected volatility	41.38%	43.50%
Expected life in years	4.55	4.56
As of March 31, 2016, we expect to recognize $5.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.5 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	225	$51.31
Granted	37	51.39
Vested	(28)	45.92
Forfeited	(2)	55.85
Non-vested at March 31, 2016	232	$51.95
As of March 31, 2016, we expect to recognize $10.6 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Note 14 — Performance-Based Common Stock Warrants
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
Any and all warrants that vest will expire on January 1, 2023. The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions. Additionally, in connection with the common stock purchase warrants, we have also entered into a registration rights agreement with Comcast under which Comcast may from time to time request that we register the shares of common stock underlying vested warrants with the SEC.
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. The estimated fair value of warrants is being recorded as a reduction to net sales ratably as the warrants vest based on the projected number of warrants that will vest, the proportion of purchases by Comcast and its affiliates within the period relative to the aggregate purchase levels required for the warrants to vest and the then-current fair value of the related unvested warrants. To the extent that our projections change in the future as to the number of warrants that will vest, a cumulative catch-up adjustment will be recorded in the period in which our estimates change. At March 31, 2016, none of the warrants had vested.
The fair value of the warrants is determined using the Black-Scholes option pricing model. The assumptions we utilized and the resulting fair value of the warrants were the following:

Three Months Ended March 31, 2016
Fair value	$29.86
Risk-free interest rate	1.50%
Expected volatility	41.49%
Expected life in years	6.75
For the three months ended March 31, 2016, we recorded $0.9 million as a reduction to net sales in connection with the common stock warrants, and the aggregate unrecognized estimated fair value of unvested warrants at March 31, 2016 was $20.8 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net gain (loss) on foreign currency exchange contracts (1)	$(199)	$1,034
Net gain (loss) on foreign currency exchange transactions	911	(854)
Other income (expense)	8	50
Other income (expense), net	$720	$230

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 16 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2016	2015
BASIC
Net income attributable to Universal Electronics Inc.	$2,721	$5,189
Weighted-average common shares outstanding	14,373	15,907
Basic earnings per share attributable to Universal Electronics Inc.	$0.19	$0.33

DILUTED
Net income attributable to Universal Electronics Inc.	$2,721	$5,189
Weighted-average common shares outstanding for basic	14,373	15,907
Dilutive effect of stock options and restricted stock	264	336
Weighted-average common shares outstanding on a diluted basis	14,637	16,243
Diluted earnings per share attributable to Universal Electronics Inc.	$0.19	$0.32
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Stock options	256	40
Restricted stock awards	20	16

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Note 17 — Stockholders' Equity and Noncontrolling Interest
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of Universal Electronics Inc. stockholders’ equity, stockholders’ equity attributable to noncontrolling interest and total stockholders' equity for the three months ended March 31, 2016 is as follows:

	Shares		Stockholders' Equity
(In thousands)	Common Stock	Treasury Stock	Universal Electronics Inc. Stockholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2015	23,176	(8,825)	$257,609	$299	$257,908
Net income			2,721	22	2,743
Currency translation adjustment			1,368		1,368
Shares issued for employee benefit plan and compensation	26		345		345
Purchase of treasury shares		(33)	(1,724)		(1,724)
Stock options exercised	77		1,935		1,935
Shares issued to Directors	8		—		—
Employee and director stock-based compensation			2,493		2,493
Tax benefit from exercise of non-qualified stock options and vested restricted stock			616		616
Performance-based warrant stock-based compensation			866		866
Balance at March 31, 2016	23,287	(8,858)	$266,229	$321	$266,550
Note 18 — Derivatives
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

	March 31, 2016				December 31, 2015
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange futures contracts	$—	$202	$—	$202	$—	$(1,146)	$—	$(1,146)
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.2 million for the three months ended March 31, 2016 and a net pre-tax gain of $1.0 million for the three months ended March 31, 2015, respectively (see Note 15).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Details of futures contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2016	USD/Euro	USD	$14.0	1.1201	$(240)	April 22, 2016
March 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.7391	$748	July 15, 2016
March 31, 2016	USD/Brazilian Real	USD	$2.0	4.1570	$(306)	April 15, 2016

December 31, 2015	USD/Euro	USD	$7.0	1.0864	$(7)	January 22, 2016
December 31, 2015	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$22.5	6.2565	$(1,100)	January 15, 2016
December 31, 2015	USD/Brazilian Real	Brazilian Real	$1.0	3.7461	$(57)	January 15, 2016
December 31, 2015	USD/Brazilian Real	USD	$3.0	3.9503	$18	January 15, 2016

(1)	Gains on futures contracts are recorded in prepaid expenses and other current assets. Losses on futures contracts are recorded in other accrued expenses.
Note 19 — Business Combination
On August 4, 2015, we entered into an Asset Purchase Agreement (the "APA") to acquire substantially all of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"), a leading developer of smart home technology that designs, develops and manufactures a wide range of intelligent wireless security and home automation products. This transaction closed on August 31, 2015. The purchase price of $24.1 million was comprised of $12.9 million in cash, and $11.2 million of contingent consideration. Additionally, we incurred $0.2 million in acquisition costs, consisting primarily of legal and accounting expenses, which were recorded within selling, general and administrative expenses for the year ended December 31, 2015. The acquisition of these assets will allow us to extend our product offerings to include home security and automation products previously marketed by Ecolink and to sell these products to our existing customers.
Included in the net assets acquired from Ecolink was a 50% ownership interest in Encore Controls LLC ("Encore"), a developer of smart home technology that designs and sells intelligent wireless fire safety products for use in home security systems.
Management has determined that we are the primary beneficiary of Encore due to our ability to direct the activities that most significantly impact the economic performance of Encore, and thus we have consolidated the financial statements of Encore commencing on the acquisition date. The aggregate fair value of Encore’s net assets on the acquisition date was $0.7 million, of which $0.4 million was attributable to the noncontrolling interest. The fair value attributable to the noncontrolling interest was based on the noncontrolling interest's ownership percentage in the fair values of the assets and liabilities of Encore. The carrying amount of Encore's assets and liabilities consolidated at March 31, 2016 did not materially change from the opening balances at the acquisition date. The operations of Encore are financed through cash flows from operations, and we do not intend to provide support to Encore beyond our respective ownership obligation. Furthermore, the creditors of Encore do not have any recourse to our general credit.
Our consolidated income statement for the three months ended March 31, 2016 includes net sales of $1.0 million and a net loss of $0.5 million attributable to Ecolink.
Contingent Consideration
We are required to make additional earnout payments upon the achievement of certain operating income levels attributable to Ecolink over each of the next 5 years. The amount of contingent consideration has no upper limit and is calculated at the end of each calendar year based upon certain percentages of operating income target levels as defined in the APA. Ecolink's operating income will be calculated using certain revenues, costs and expenses directly attributable to Ecolink as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 15.5% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At December 31, 2015 the fair value of the earnout contingent consideration was $11.8 million. During the three months ended March 31, 2016, the fair value of the earnout contingent consideration decreased to $11.7 million, primarily to reflect adjustments to the timing of earnout payments and the related accretion driven by the time value of money. This adjustment was recorded within selling, general and administrative expenses for the three months ended March 31, 2016.
The current portion of the contingent consideration liability is included within other accrued expenses, and the long-term portion of the contingent consideration liability is presented as long-term contingent consideration.
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
Management's determination of the fair value of intangible assets acquired was based primarily on significant inputs not observable in an active market and thus represent Level 3 fair value measurements as defined under U.S. GAAP.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

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

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2016	2015
Net sales	$150,658	$134,211
Net income	$2,789	$5,032
Net income attributable to Universal Electronics Inc.	$2,758	$5,007
Basic earnings per share attributable to Universal Electronics Inc.	$0.19	$0.31
Diluted earnings per share attributable to Universal Electronics Inc.	$0.19	$0.31
For purposes of determining pro forma net income attributable to Universal Electronics Inc., adjustments were made to each period presented in the table above. The pro forma net income and net income attributable to Universal Electronics Inc. assumes that amortization of acquired intangible assets and of fair value adjustments related to inventories began at January 1, 2014 rather than on September 1, 2015. The result is a net increase in amortization expense of $0.5 million for the three months ended March 31, 2015 and a net decrease in amortization expense of $0.1 million for the three months ended March 31, 2016. Additionally, acquisition costs totaling $0.2 million are excluded from pro forma net income and pro forma net income attributable to Universal Electronics Inc. All adjustments have been made net of their related tax effects.

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
Since our beginning in 1986, we have compiled an extensive device control code database that covers over 941,000 individual device functions and approximately 7,600 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced technologies, emerging radio frequency ("RF") technologies, such as RF4CE, Bluetooth, and Bluetooth Smart, have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We have developed a comprehensive patent portfolio of 373 pending and issued patents related to remote controls and home automation.
We operate as one business segment. We have twenty-two international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Mexico, the Netherlands, People's Republic of China (5), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended March 31, 2016:

•	Net sales increased 13.5% to $150.7 million for the three months ended March 31, 2016 from $132.7 million for the three months ended March 31, 2015.

•	Our gross margin percentage decreased from 28.2% for the three months ended March 31, 2015 to 25.0% for the three months ended March 31, 2016.

•	Operating expenses, as a percent of net sales, decreased from 23.6% for the three months ended March 31, 2015 to 23.0% for the three months ended March 31, 2016.

•
Our operating income decreased from $6.1 million for the three months ended March 31, 2015 to $3.0 million for the three months ended March 31, 2016, and our operating margin percentage decreased from 4.6% for the three months ended March 31, 2015 to 2.0% for the three months ended March 31, 2016.

•	Our effective tax rate increased to 21.5% for the three months ended March 31, 2016, compared to 19.5% for the three months ended March 31, 2015.
Our strategic business objectives for 2016 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate the international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. The critical accounting policy below supplements the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.
Performance-Based Common Stock Warrants
The measurement date for performance-based common stock warrants is the date on which the warrants vest. We recognize the fair value of performance-based common stock warrants as a reduction to net sales ratably as the warrants vest based on the projected number of warrants that will vest, the proportion of the performance criteria achieved by the customer within the period relative to the total performance required (aggregate purchase levels) for the warrants to vest and the then-current fair value of the related unvested warrants. To the extent that our projections change in the future as to the number of warrants that will vest, a cumulative catch-up adjustment will be recorded in the period in which our estimates change.
The fair value of performance-based common stock warrants is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	75.0	71.8
Gross profit	25.0	28.2
Research and development expenses	3.5	3.4
Selling, general and administrative expenses	19.5	20.2
Operating income	2.0	4.6
Interest income (expense), net	(0.2)	0.1
Other income (expense), net	0.5	0.2
Income before provision for income taxes	2.3	4.9
Provision for income taxes	0.5	1.0
Net income	1.8	3.9
Net income (loss) attributable to noncontrolling interest	0.0	—
Net income attributable to Universal Electronics Inc.	1.8%	3.9%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Net sales. Net sales for the three months ended March 31, 2016 were $150.7 million, an increase of 13.5% compared to $132.7 million for the three months ended March 31, 2015. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended March 31,
	2016		2015
	$ (millions)	% of total	$ (millions)	% of total
Business	$140.7	93.4%	$121.5	91.6%
Consumer	10.0	6.6	11.2	8.4
Total net sales	$150.7	100.0%	$132.7	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 93.4% of net sales for the three months ended March 31, 2016 compared to 91.6% for the three months ended March 31, 2015. Net sales in our Business lines for the three months ended March 31, 2016 increased by 15.8% to $140.7 million from $121.5 million driven primarily by strong demand and increased market share with North American subscription broadcasters as more customers transition from lower end platforms to higher end platforms. Partially offsetting this increase was a decrease in net sales to consumer electronics companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 6.6% of net sales for the three months ended March 31, 2016 compared to 8.4% for the three months ended March 31, 2015. Net sales in our Consumer lines for the three months ended March 31, 2016 decreased by 10.7% to $10.0 million from $11.2 million in the three months ended March 31, 2015. This decrease was mainly due to decreased sales in the Latin American market.
Gross profit. Gross profit for the three months ended March 31, 2016 was $37.6 million compared to $37.4 million for the three months ended March 31, 2015. Gross profit as a percent of sales decreased to 25.0% for the three months ended March 31, 2016 compared to 28.2% for the three months ended March 31, 2015. The gross margin percentage was unfavorably impacted by a decrease in royalty revenue associated with the TV and mobile device markets and an increase in sales to certain large customers that yield a lower gross margin rate than our company average. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development ("R&D") expenses. R&D expenses increased 17.0% to $5.2 million for the three months ended March 31, 2016 from $4.4 million for the three months ended March 31, 2015 2015 as we continue to develop new product offerings in existing categories as well as new categories such as the home security channel.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 9.5% to $29.4 million for the three months ended March 31, 2016 from $26.9 million for the three months ended March 31, 2015. The increase was primarily attributable to severance costs incurred resulting from the transitioning of certain manufacturing activities from our higher cost factory located in southern China to our lower cost factories located in other regions within China. We expect this transition to continue over the next 12-18 months. In addition, payroll costs increased as a result of annual merit increases and additional headcount to support product development efforts. These increases were partially offset by the weakening of the Chinese Yuan Renminbi, Brazilian Real and Euro versus the U.S. dollar.
Interest income (expense), net. Net interest expense was $267 thousand for the three months ended March 31, 2016 compared to net interest income of $110 thousand for the three months ended March 31, 2015 as a result of borrowings on our line of credit over the last 12 months.
Other income (expense), net. Net other income was $0.7 million for the three months ended March 31, 2016 compared to net other income of $0.2 million for the three months ended March 31, 2015. This change was driven primarily by foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. dollar, partially offset by foreign currency losses in the current year period associated with fluctuations in the foreign currency exchange rate related to the Euro versus the U.S. dollar.
Provision for income taxes. Income tax expense was $0.8 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015. Our effective tax rate was 21.5% for the three months ended March 31, 2016 compared to 19.5% for the three months ended March 31, 2015. Our effective tax rate was lower in the prior year primarily due to the recording of a $0.3 million tax refund in China during the three months ended March 31, 2015 related to certain deductible research and development expenses incurred in 2013.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Three Months Ended March 31, 2016	Increase (Decrease)	Three Months Ended March 31, 2015
Cash provided by operating activities	$3,141	$8,790	$(5,649)
Cash used for investing activities	(8,044)	(153)	(7,891)
Cash provided by (used for) financing activities	8,866	11,311	(2,445)
Effect of exchange rate changes on cash	(852)	(1,418)	566

	March 31, 2016	Increase (Decrease)	December 31, 2015
Cash and cash equivalents	$56,077	$3,111	$52,966
Working capital	104,487	4,287	100,200
Net cash provided by operating activities was $3.1 million during the three months ended March 31, 2016 compared to $5.6 million of cash used by operating activities during the three months ended March 31, 2015, primarily due to the net impact of changes in working capital needs associated with accounts receivable, inventories and accounts payable. Cash inflows relating to accounts receivable increased in the quarter ended March 31, 2016 compared to the prior year period primarily due to a larger quarter-over-quarter decrease in net sales in the current year period as well as collection timing. For the three months ended March 31, 2016, we experienced cash inflows resulting from a decrease in inventory levels. We deliberately increased our inventory levels in the quarter ended December 31, 2015 because of the timing of Chinese New Year, which each year results in our factories being shut down for a temporary period of time. An additional reason for the increase in inventories in the fourth quarter of 2015 was to mitigate the impact of transitioning certain manufacturing activities from our higher cost factory in southern China to two of our lower cost Chinese factories. Increased cash outflows relating to accounts payable were largely attributable to changes in inventory levels.
Net cash used for investing activities during the three months ended March 31, 2016 was $8.0 million compared to $7.9 million during the three months ended March 31, 2015 with both periods consisting of investments in property, plant and equipment as well as internally developed patents. We have increased our investment in machinery and equipment over the past two years relating to manufacturing automation in an effort to mitigate the rising cost of labor in China. Based on our current projections, we anticipate that property, plant and equipment purchases in 2016 will total between $22 and $26 million as we continue to invest in manufacturing automation as well as implement a new ERP system in Asia and North America.

Net cash provided by financing activities was $8.9 million during the three months ended March 31, 2016 compared to net cash used for financing activities of $2.4 million during the three months ended March 31, 2015. The increase in cash provided for financing activities was driven primarily by net borrowings on our line of credit of $8.0 million in the current year period, a decrease of $2.3 million in treasury stock purchases and an increase of $1.0 million in proceeds from stock options exercised during the current year period.
During the three months ended March 31, 2016, we repurchased 32,934 shares of our common stock at a cost of $1.7 million compared to our repurchase of 69,460 shares at a cost of $4.0 million during the three months ended March 31, 2015. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$14,296	$3,608	$6,073	$2,536	$2,079
Capital lease obligations	28	20	8	—	—
Purchase obligations(1)	4,652	4,652	—	—	—
Contingent consideration (2)	11,718	1,214	5,549	4,955	—
Total contractual obligations	$30,694	$9,494	$11,630	$7,491	$2,079

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchase of the net assets of Ecolink Intelligent Technology, Inc.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. More recently we have utilized our revolving line of credit to fund an increased level of share repurchases and our acquisition of the net assets of Ecolink Intelligent Technology, Inc. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and future discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season and when inventory levels increase in anticipation of factory closures in observance of Chinese New Year. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$56,077	$52,966
Available borrowing resources	$27,000	$34,987
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
On March 31, 2016, we had $10.2 million, $29.6 million, $5.3 million, $8.3 million and $2.7 million of cash and cash equivalents in the United States, the People's Republic of China ("PRC"), Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2015, we had $8.5 million, $28.7 million, $5.3 million, $8.1 million, and $2.4 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On September 3, 2015, we entered into the Second Amendment to the Amended Credit Agreement in which the Credit Line was increased to $65.0 million. On November 10, 2015, we entered into the Third Amendment to the Amended Credit Agreement in which the Credit Line was increased to $85.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at March 31, 2016.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at March 31, 2016 was 1.69%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2016, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At March 31, 2016, we had an outstanding balance of $58.0 million on our Credit Line.
Off Balance Sheet Arrangements
We do not participate in any material off balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2015 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.4 million annual impact on net income based on our outstanding line of credit balance at March 31, 2016.
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
Foreign Currency Exchange Rate Risk
At March 31, 2016 we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2016, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real and Indian Rupee relative to the U.S. Dollar fluctuate 10% from March 31, 2016, net income in the second quarter of 2016 would fluctuate by approximately $9.9 million.

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
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in "Part I, Item
1A: Risk Factors" of the Company's 2015 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2016, we repurchased 32,934 shares of our issued and outstanding common stock for $1.7 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On March 31, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations.
The following table sets forth, for the three months ended March 31, 2016, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2016 - January 31, 2016	146	$47.92	—	400,000
February 1, 2016 - February 29, 2016	32,184	52.18	25,000	375,000
March 1, 2016 - March 31, 2016	604	61.73	—	375,000
Total	32,934	$52.34	25,000	375,000

(1)
Of the repurchases in January, February and March, 146, 7,184 and 604 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

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

Dated:	May 9, 2016	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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