Form 10-Q
period 2016-06-30
UNIVERSAL ELECTRONICS INC
filed 2016-08-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,473,131 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 3, 2016.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$49,445	$52,966
Restricted cash	4,623	4,623
Accounts receivable, net	132,125	121,801
Inventories, net	119,141	122,366
Prepaid expenses and other current assets	6,553	6,217
Income tax receivable	296	55
Deferred income taxes	7,248	7,296
Total current assets	319,431	315,324
Property, plant, and equipment, net	98,130	90,015
Goodwill	43,131	43,116
Intangible assets, net	30,800	32,926
Deferred income taxes	10,030	8,474
Other assets	5,170	5,365
Total assets	$506,692	$495,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,030	$93,843
Line of credit	42,987	50,000
Accrued compensation	33,881	37,452
Accrued sales discounts, rebates and royalties	8,271	7,618
Accrued income taxes	1,702	4,745
Other accrued expenses	22,937	21,466
Total current liabilities	208,808	215,124
Long-term liabilities:
Long-term contingent consideration	11,000	11,751
Deferred income taxes	9,643	7,891
Income tax payable	629	629
Other long-term liabilities	1,847	1,917
Total liabilities	231,927	237,312
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,331,278 and 23,176,277 shares issued on June 30, 2016 and December 31, 2015, respectively	233	232
Paid-in capital	239,375	228,269
Treasury stock, at cost, 8,861,097 and 8,824,768 shares on June 30, 2016 and December 31, 2015, respectively	(212,277)	(210,333)
Accumulated other comprehensive income (loss)	(17,117)	(15,799)
Retained earnings	264,551	255,240
Universal Electronics Inc. stockholders' equity	274,765	257,609
Noncontrolling interest	—	299
Total stockholders' equity	274,765	257,908
Total liabilities and stockholders' equity	$506,692	$495,220
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$170,986	$147,551	$321,644	$280,256
Cost of sales	127,530	107,271	240,541	202,567
Gross profit	43,456	40,280	81,103	77,689
Research and development expenses	5,151	4,096	10,337	8,530
Selling, general and administrative expenses	30,336	25,784	59,756	52,656
Operating income	7,969	10,400	11,010	16,503
Interest income (expense), net	(258)	104	(525)	214
Other income (expense), net	671	56	1,391	286
Income before provision for income taxes	8,382	10,560	11,876	17,003
Provision for income taxes	1,784	2,185	2,535	3,439
Net income	6,598	8,375	9,341	13,564
Net income (loss) attributable to noncontrolling interest	8	—	30	—
Net income attributable to Universal Electronics Inc.	$6,590	$8,375	$9,311	$13,564

Earnings per share attributable to Universal Electronics Inc.:
Basic	$0.46	$0.53	$0.65	$0.86
Diluted	$0.45	$0.52	$0.63	$0.84
Shares used in computing earnings per share:
Basic	14,440	15,732	14,406	15,819
Diluted	14,735	16,029	14,686	16,136
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$6,598	$8,375	$9,341	$13,564
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,686)	1,098	(1,318)	(3,160)
Total comprehensive income (loss)	3,912	9,473	8,023	10,404
Comprehensive income (loss) attributable to noncontrolling interest	8	—	30	—
Comprehensive income (loss) attributable to Universal Electronics Inc.	$3,904	$9,473	$7,993	$10,404
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash provided by (used for) operating activities:
Net income	$9,341	$13,564
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,032	9,412
Provision for doubtful accounts	116	138
Provision for inventory write-downs	1,705	1,617
Deferred income taxes	165	(655)
Tax benefit from exercise of stock options and vested restricted stock	992	689
Excess tax benefit from stock-based compensation	(1,047)	(713)
Shares issued for employee benefit plan	551	593
Employee and director stock-based compensation	4,970	3,983
Performance-based warrant stock-based compensation	2,058	—
Changes in operating assets and liabilities:
Accounts receivable	(9,599)	(8,741)
Inventories	982	(14,994)
Prepaid expenses and other assets	(243)	(378)
Accounts payable and accrued expenses	4,488	1,395
Accrued income taxes	(3,260)	32
Net cash provided by (used for) operating activities	23,251	5,942
Cash used for investing activities:
Acquisition of property, plant, and equipment	(17,989)	(15,655)
Acquisition of intangible assets	(993)	(1,252)
Deconsolidation of Encore Controls LLC	48	—
Net cash used for investing activities	(18,934)	(16,907)
Cash provided by (used for) financing activities:
Borrowings under line of credit	57,987	19,500
Repayments on line of credit	(65,000)	(7,500)
Proceeds from stock options exercised	2,536	1,648
Treasury stock purchased	(1,944)	(34,297)
Excess tax benefit from stock-based compensation	1,047	713
Net cash provided by (used for) financing activities	(5,374)	(19,936)
Effect of exchange rate changes on cash	(2,464)	542
Net increase (decrease) in cash and cash equivalents	(3,521)	(30,359)
Cash and cash equivalents at beginning of year	52,966	112,521
Cash and cash equivalents at end of period	$49,445	$82,162

Supplemental cash flow information:
Income taxes paid	$4,647	$2,979
Interest paid	$609	$—
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these estimates and assumptions, and they may be adjusted as more information becomes available. Any adjustment may be material.
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of our significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. On July 9, 2015, the FASB postponed the effective date of the new revenue standard by one year; however, early adoption is permitted as of the original effective date. We do not plan to early adopt ASU 2014-09. We have not yet selected a transition method and are evaluating the impact that this new standard will have on our consolidated financial statements.
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
JUNE 30, 2016
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
Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2016	December 31, 2015
United States	$6,553	$8,458
People's Republic of China ("PRC")	22,366	28,681
Asia (excluding the PRC)	4,455	5,346
Europe	11,729	8,093
South America	4,342	2,388
Total cash and cash equivalents	$49,445	$52,966
Restricted Cash
In connection with the court order issued on September 4, 2015, we placed $4.6 million of cash into a collateralized surety bond. This bond has certain restrictions for liquidation and has therefore been classified as restricted cash. Refer to Note 10 for further information about this ongoing litigation.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Trade receivables, gross	$129,728	$119,090
Allowance for doubtful accounts	(942)	(822)
Allowance for sales returns	(428)	(507)
Net trade receivables	128,358	117,761
Other	3,767	4,040
Accounts receivable, net	$132,125	$121,801
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$822	$616
Additions (reductions) to costs and expenses	116	138
(Write-offs)/Foreign exchange effects	4	(68)
Balance at end of period	$942	$686
Sales Returns
The allowance for sales returns at June 30, 2016 and December 31, 2015 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.3 million on June 30, 2016 and December 31, 2015, respectively. The value of these returned goods was included in our inventory balance at June 30, 2016 and December 31, 2015.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2016		2015
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$36,366	21.3%	$30,381	20.6%
DIRECTV	20,035	11.7	18,125	12.3

	Six Months Ended June 30,
	2016		2015
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$75,975	23.6%	$45,958	16.4%
DIRECTV	36,854	11.5	35,490	12.7

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	June 30, 2016		December 31, 2015
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	28,777	21.8%	29,404	24.1%
Note 4 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Raw materials	$29,203	$29,290
Components	13,592	12,228
Work in process	7,532	5,671
Finished goods	72,363	78,222
Reserve for excess and obsolete inventory	(3,549)	(3,045)
Inventories, net	$119,141	$122,366

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$3,045	$2,539
Additions charged to costs and expenses (1)	1,486	1,527
Sell through (2)	(537)	(526)
Write-offs/Foreign exchange effects	(445)	(642)
Balance at end of period	$3,549	$2,898

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. Texas Instruments provided $11.4 million, or 11.8%, of total inventory purchases during the three months ended June 30, 2016 and $19.9 million, or 11.3%, of total inventory purchases during the six months ended June 30, 2016.

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this vendor. Inventory purchases from this supplier were as follows:

	Three Months Ended June 30,
	2016		2015
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$1,977	2.0%	$2,357	2.7%

	Six Months Ended June 30,
	2016		2015
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$3,589	2.0%	$4,451	2.8%
Total accounts payable to this supplier were as follows:

	June 30, 2016		December 31, 2015
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$2,053	2.1%	$2,361	2.5%
Our payment terms and pricing with this supplier are consistent with the terms offered by other suppliers in the ordinary course of business. The accounting policies that we apply to our transactions with our related party supplier are consistent with those applied in transactions with independent third parties. Corporate management routinely monitors purchases from our related party supplier to ensure these purchases remain consistent with our business objectives.
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2015	$43,116
Foreign exchange effects	15
Balance at June 30, 2016	$43,131

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	June 30, 2016			December 31, 2015
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$318	$(111)	$207	$312	$(96)	$216
Patents	11,562	(4,595)	6,967	11,425	(4,737)	6,688
Trademarks and trade names	2,399	(1,181)	1,218	2,401	(1,053)	1,348
Developed and core technology	12,584	(3,080)	9,504	12,587	(2,144)	10,443
Capitalized software development costs	291	(139)	152	167	(97)	70
Customer relationships	27,691	(14,939)	12,752	27,715	(13,554)	14,161
Total intangible assets, net	$54,845	$(24,045)	$30,800	$54,607	$(21,681)	$32,926

(1)	This table excludes the gross value of fully amortized intangible assets totaling $9.7 million and $9.0 million at June 30, 2016 and December 31, 2015, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cost of sales	$21	$34	$42	$69
Selling, general and administrative expenses	1,534	1,015	3,067	2,019
Total amortization expense	$1,555	$1,049	$3,109	$2,088

Estimated future annual amortization expense related to our intangible assets at June 30, 2016, is as follows:

(In thousands)
2016 (remaining 6 months)	$3,188
2017	6,321
2018	6,272
2019	6,227
2020	5,117
Thereafter	3,675
Total	$30,800
Note 6 — Line of Credit

On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provided for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On September 3, 2015, we entered into the Second Amendment to the Amended Credit Agreement in which the Credit Line was increased to $65.0 million. On November 10, 2015, we entered into the Third Amendment to the Amended Credit Agreement in which the Credit Line was increased to $85.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at June 30, 2016.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at June 30, 2016 was 1.71%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2016, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At June 30, 2016, we had $43.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.3 million and $17 thousand during the three months ended June 30, 2016 and 2015, respectively. Our total interest expense on borrowings was $0.6 million and $17 thousand during the six months ended June 30, 2016 and 2015, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $1.8 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 21.3% and 20.7% during the three months ended June 30, 2016 and 2015, respectively.
We recorded income tax expense of $2.5 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 21.3% and 20.2% during the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was lower in the prior year primarily due to the recording of a $0.5 million tax refund related to tax incentives in China for the years 2012 through 2014. This impact was partially offset by the exclusion of the estimated benefit of the federal R&D tax credit in our prior year estimated tax rate as a result of the federal tax credit for 2015 not having been passed as of June 30, 2015.
At June 30, 2016, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, of which $2.0 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On June 30, 2016, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2012 through 2014, state 2011 through 2014, and foreign 2009 through 2014.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Accrued social insurance (1)	$18,419	$18,923
Accrued salary/wages	7,535	7,549
Accrued vacation/holiday	2,794	2,227
Accrued bonus (2)	3,171	5,914
Accrued commission	609	1,084
Accrued medical insurance claims	122	218
Other accrued compensation	1,231	1,537
Total accrued compensation	$33,881	$37,452

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2016 and December 31, 2015.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.6 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Advertising and marketing	$302	$191
Deferred revenue	1,469	1,434
Duties	982	1,318
Freight and handling fees	2,110	1,942
Product development	388	630
Product warranty claim costs	35	35
Professional fees	1,499	1,714
Property, plant, and equipment	1,018	551
Sales taxes and VAT	2,783	3,170
Third-party commissions	766	585
Tooling (1)	1,659	1,173
Unrealized loss on foreign currency exchange contracts	230	1,164
URC settlement accrual (Notes 2 and 10)	6,614	4,629
Utilities	445	278
Other	2,637	2,652
Total other accrued expenses	$22,937	$21,466

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Related Party Vendor
We have obtained certain engineering support services for our India subsidiary from JAP Techno Solutions ("JAP"). The owner of JAP is the spouse of the managing director of our India operations. Total fees paid to JAP for the three and six months ended June 30, 2015 were $26 thousand and $52 thousand, respectively. No amounts were paid to this vendor during the six months ended June 30, 2016.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$35	$353
Accruals for warranties issued during the period	—	—
Settlements (in cash or in kind) during the period	—	(329)
Balance at end of period	$35	$24
Restructuring Activities
In the first quarter of 2016, we implemented a plan to reduce our manufacturing costs by transitioning some of our manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are lower. As a result, we incurred severance costs of $0.1 million and $1.5 million during the three and six months ended June 30, 2016, which are included within selling, general and administrative expenses. We expect to incur additional severance costs of approximately $8 million as we continue to execute this transition over the next 12-18 months. Because severance costs relate to involuntary terminations, we record the related liability at the communication date. At June 30, 2016, we had $0.1 million of unpaid severance costs included within accrued compensation.
Litigation

On June 28, 2016, in connection with previously disclosed litigation matters, we entered into a confidential agreement in principal with Universal Remote Control, Inc. (“URC”), Ohsung Electronics Co., Ltd., and Ohsung Electronics USA, Inc. (collectively the “URC Parties”) to settle all litigation matters between us and the URC Parties. By and during the term of this agreement, we and the URC Parties will dismiss all litigation matters and appeals. While the terms of this agreement in principal are confidential, the
$4.6 million surety bond previously placed by us in connection with these litigation matters will be released to URC. Additionally, the URC Parties will receive a limited paid up license to the technologies covered by the patents in this litigation and a limited covenant not to sue with respect to certain of URC’s products existing as of the settlement date. We expect to finalize the definitive settlement agreement and other documents within the next 2 months. As such, we recorded $2.0 million of estimated litigation settlement costs within selling, general and administrative expenses during the three months ended June 30, 2016.

On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplies Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the products at issue. After the September 29, 2015 hearing, the Court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed the appeal and on February 15, 2016, the appellate court heard oral arguments. We expect the appellate court’s ruling on the motion in the next three months. In addition, in September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. Finally, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and we intend to vigorously defend against these claims.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

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
Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands, except share data)	2016	2015
Shares repurchased	36,329	648,708
Cost of shares repurchased	$1,944	$34,297
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
United States	$90,872	$62,349	$174,810	$117,108
Asia (excluding PRC)	20,618	30,645	42,191	61,665
People's Republic of China	23,153	21,368	40,079	37,204
Europe	18,544	16,112	34,327	31,134
Latin America	11,686	10,396	19,241	20,918
Other	6,113	6,681	10,996	12,227
Total net sales	$170,986	$147,551	$321,644	$280,256
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	June 30, 2016	December 31, 2015
United States	$8,951	$7,015
People's Republic of China	89,353	83,794
All other countries	4,996	4,571
Total long-lived tangible assets	$103,300	$95,380
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cost of sales	$15	$10	$29	$19
Research and development expenses	137	106	273	211
Selling, general and administrative expenses:
Employees	1,731	1,535	3,576	3,006
Outside directors	594	373	1,092	747
Total stock-based compensation expense	$2,477	$2,024	$4,970	$3,983

Income tax benefit	$736	$574	$1,469	$1,134

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2015	648	$30.50
Granted	244	49.67
Exercised	(104)	24.44		$3,619
Forfeited/canceled/expired	—	—
Outstanding at June 30, 2016 (1)	788	$37.22	5.13	$27,606
Vested and expected to vest at June 30, 2016 (1)	788	$37.22	5.13	$27,597
Exercisable at June 30, 2016 (1)	462	$28.13	4.34	$20,376

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2016. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average fair value of grants	$—	$—	$17.96	$24.77
Risk-free interest rate	—%	—%	1.36%	1.38%
Expected volatility	—%	—%	41.38%	43.50%
Expected life in years	0.00	0.00	4.55	4.56
As of June 30, 2016, we expect to recognize $5.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.3 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	225	$51.31
Granted	38	51.78
Vested	(43)	46.73
Forfeited	(2)	56.69
Non-vested at June 30, 2016	218	$52.25
As of June 30, 2016, we expect to recognize $8.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.0 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. The estimated fair value of warrants is being recorded as a reduction to net sales ratably as the warrants vest based on the projected number of warrants that will vest, the proportion of purchases by Comcast and its affiliates within the period relative to the aggregate purchase levels required for the warrants to vest and the then-current fair value of the related unvested warrants. To the extent that our projections change in the future as to the number of warrants that will vest, a cumulative catch-up adjustment will be recorded in the period in which our estimates change. At June 30, 2016, none of the warrants had vested.
The fair value of the warrants is determined using the Black-Scholes option pricing model. The assumptions we utilized and the resulting fair value of the warrants were the following:

June 30, 2016
Fair value	$35.88
Price of Universal Electronics Inc. common stock	$71.16
Risk-free interest rate	1.22%
Expected volatility	41.17%
Expected life in years	6.50
For the three and six months ended June 30, 2016, we recorded $1.2 million and $2.1 million, respectively, as a reduction to net sales in connection with the common stock warrants. The aggregate unrecognized estimated fair value of unvested warrants at June 30, 2016 was $24.0 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net gain (loss) on foreign currency exchange contracts (1)	$(477)	$(167)	$(676)	$867
Net gain (loss) on foreign currency exchange transactions	1,105	178	2,016	(676)
Other income (expense)	43	45	51	95
Other income (expense), net	$671	$56	$1,391	$286

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 16 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2016	2015	2016	2015
BASIC
Net income attributable to Universal Electronics Inc.	$6,590	$8,375	$9,311	$13,564
Weighted-average common shares outstanding	14,440	15,732	14,406	15,819
Basic earnings per share attributable to Universal Electronics Inc.	$0.46	$0.53	$0.65	$0.86

DILUTED
Net income attributable to Universal Electronics Inc.	$6,590	$8,375	$9,311	$13,564
Weighted-average common shares outstanding for basic	14,440	15,732	14,406	15,819
Dilutive effect of stock options and restricted stock	295	297	280	317
Weighted-average common shares outstanding on a diluted basis	14,735	16,029	14,686	16,136
Diluted earnings per share attributable to Universal Electronics Inc.	$0.45	$0.52	$0.63	$0.84
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Stock options	78	74	167	57
Restricted stock awards	1	1	10	9

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Note 17 — Stockholders' Equity and Noncontrolling Interest
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of Universal Electronics Inc. stockholders’ equity, stockholders’ equity attributable to noncontrolling interest and total stockholders' equity for the six months ended June 30, 2016 is as follows:

	Shares		Stockholders' Equity
(In thousands)	Common Stock	Treasury Stock	Universal Electronics Inc. Stockholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2015	23,176	(8,825)	$257,609	$299	$257,908
Net income			9,311	30	9,341
Currency translation adjustment			(1,318)		(1,318)
Shares issued for employee benefit plan and compensation	36		551		551
Purchase of treasury shares		(36)	(1,944)		(1,944)
Stock options exercised	104		2,536		2,536
Shares issued to Directors	15		—		—
Employee and director stock-based compensation			4,970		4,970
Tax benefit from exercise of non-qualified stock options and vested restricted stock			992		992
Performance-based warrant stock-based compensation			2,058		2,058
Deconsolidation of Encore Controls LLC (Note 19)				(329)	(329)
Balance at June 30, 2016	23,331	(8,861)	$274,765	$—	$274,765
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

	June 30, 2016				December 31, 2015
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange contracts	$—	$158	$—	$158	$—	$(1,146)	$—	$(1,146)
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.5 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, we had a net pre-tax loss of $0.7 million and a net pre-tax gain of $0.9 million, respectively (see Note 15).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2016	USD/Euro	USD	$13.0	1.1262	$202	July 22, 2016
June 30, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.7391	$186	July 15, 2016
June 30, 2016	USD/Brazilian Real	USD	$2.0	3.5907	$(230)	July 15, 2016

December 31, 2015	USD/Euro	USD	$7.0	1.0864	$(7)	January 22, 2016
December 31, 2015	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$22.5	6.2565	$(1,100)	January 15, 2016
December 31, 2015	USD/Brazilian Real	Brazilian Real	$1.0	3.7461	$(57)	January 15, 2016
December 31, 2015	USD/Brazilian Real	USD	$3.0	3.9503	$18	January 15, 2016

(1)
Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued expenses.

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
At the time of acquisition, management determined that we were the primary beneficiary of Encore due to our ability to direct the activities that most significantly impacted the economic performance of Encore, and thus we consolidated the financial statements of Encore commencing on the acquisition date. The aggregate fair value of Encore’s net assets on the acquisition date was $0.7 million, of which $0.4 million was attributable to the noncontrolling interest. The fair value attributable to the noncontrolling interest was based on the noncontrolling interest's ownership percentage in the fair values of the assets and liabilities of Encore.
On April 21, 2016, we sold our ownership interest in Encore to Encore’s noncontrolling interest holder in exchange for full rights and ownership of Encore’s patents and developed technology as well as the noncontrolling interest’s portion of certain of Encore’s tangible net assets. Additionally, as a condition of the sale of our ownership interest in Encore, we agreed to grant a royalty-free license to Encore for the use of Encore’s developed technology and patents in connection with selling specific products to specific customers. As a result of this transaction, we no longer have any involvement with Encore other than the granting of this limited license. Upon deconsolidation, we recorded a gain of $65 thousand, based on the difference between the fair value of the net assets received and our ownership interest in Encore. This gain is presented in our consolidated income statement within other income (expense), net for the three and six months ended June 30, 2016.
Our consolidated income statement for the three months ended June 30, 2016 includes net sales of $1.9 million and a net loss of $52 thousand attributable to Ecolink. Our consolidated income statement for the six months ended June 30, 2016 includes net sales of $2.8 million and a net loss of $0.6 million attributable to Ecolink.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Contingent Consideration

We are required to make additional earnout payments upon the achievement of certain operating income levels attributable to Ecolink over each of the next 5 years. The amount of contingent consideration has no upper limit and is calculated at the end of each calendar year based upon certain percentages of operating income target levels as defined in the APA. Ecolink's operating income will be calculated using certain revenues, costs and expenses directly attributable to Ecolink as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 15.5% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At December 31, 2015 the fair value of the earnout contingent consideration was $11.8 million. The fair value of the earnout contingent consideration decreased $0.7 million and $0.8 million during the three and six months ended June 30, 2016, respectively, primarily to reflect adjustments to the timing of earnout payments and the related accretion driven by the time value of money. These adjustments were recorded within selling, general and administrative expenses. The fair value of the earnout contingent consideration at June 30, 2016 was $11.0 million. The fair value of earnout contingent consideration is presented as long term contingent consideration in our consolidated balance sheet.
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

(in thousands)	Estimated Lives	Fair Value
Cash and cash equivalents		$685
Accounts receivable		374
Inventories		1,412
Prepaid expenses and other current assets		253
Property, plant and equipment	1-4 years	16
Non-interest bearing liabilities		(1,557)
Net tangible assets acquired		1,183
Trade name	7 years	400
Developed technology	4-14 years	9,080
Customer relationships	5 years	1,300
Goodwill		12,564
Total purchase price		24,527
Noncontrolling interest in Encore		(378)
Net purchase price		24,149
Less: Contingent consideration		(11,200)
Cash paid		$12,949
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2016	2015	2016	2015
Net sales	$170,986	$149,160	$321,644	$283,371
Net income	$6,621	$8,271	$9,410	$13,303
Net income attributable to Universal Electronics Inc.	$6,613	$8,236	$9,371	$13,243
Basic earnings per share attributable to Universal Electronics Inc.	$0.46	$0.52	$0.65	$0.84
Diluted earnings per share attributable to Universal Electronics Inc.	$0.45	$0.51	$0.64	$0.82
For purposes of determining pro forma net income attributable to Universal Electronics Inc., adjustments were made to each period presented in the table above. Pro forma net income and pro forma net income attributable to Universal Electronics Inc. assume that amortization of acquired intangible assets and of fair value adjustments related to inventories began at January 1, 2014 rather than on September 1, 2015. The result is a net decrease in amortization expense of $38 thousand and $0.1 million for the three and six months ended June 30, 2016, respectively, and a net increase in amortization expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively. Additionally, acquisition costs totaling $0.2 million are excluded from pro forma net income and pro forma net income attributable to Universal Electronics Inc. All adjustments have been made net of their related tax effects.

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
Since our beginning in 1986, we have compiled an extensive device control code database that covers over 959,000 individual device functions and approximately 7,700 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced technologies, emerging radio frequency ("RF") technologies, such as RF4CE, Bluetooth, and Bluetooth Smart, have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We have developed a comprehensive patent portfolio of 380 pending and issued patents related to remote controls and home automation.
We operate as one business segment. We have twenty-two international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Mexico, the Netherlands, People's Republic of China (5), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended June 30, 2016:

•	Net sales increased 15.9% to $171.0 million for the three months ended June 30, 2016 from $147.6 million for the three months ended June 30, 2015.

•	Our gross margin percentage decreased from 27.3% for the three months ended June 30, 2015 to 25.4% for the three months ended June 30, 2016.

•	Operating expenses, as a percent of net sales, increased from 20.3% for the three months ended June 30, 2015 to 20.7% for the three months ended June 30, 2016.

•
Our operating income decreased from $10.4 million for the three months ended June 30, 2015 to $8.0 million for the three months ended June 30, 2016, and our operating margin percentage decreased from 7.0% for the three months ended June 30, 2015 to 4.7% for the three months ended June 30, 2016.

•	Our effective tax rate increased to 21.3% for the three months ended June 30, 2016, compared to 20.7% for the three months ended June 30, 2015.
Our strategic business objectives for 2016 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.
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
The fair value of performance-based common stock warrants is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the price of our common stock, the risk-free interest rate, expected volatility, and expected life in years. The price of our common stock is equal to the average of the high and low trade prices of our common stock on the measurement date. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	72.7	74.8	72.3
Gross profit	25.4	27.3	25.2	27.7
Research and development expenses	3.0	2.8	3.2	3.0
Selling, general and administrative expenses	17.7	17.5	18.6	18.8
Operating income	4.7	7.0	3.4	5.9
Interest income (expense), net	(0.2)	0.1	(0.1)	0.1
Other income (expense), net	0.4	0.1	0.4	0.1
Income before provision for income taxes	4.9	7.2	3.7	6.1
Provision for income taxes	1.0	1.5	0.8	1.3
Net income	3.9	5.7	2.9	4.8
Net income (loss) attributable to noncontrolling interest	0.0	—	0.0	—
Net income attributable to Universal Electronics Inc.	3.9%	5.7%	2.9%	4.8%
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
Net sales. Net sales for the three months ended June 30, 2016 were $171.0 million, an increase of 15.9% compared to $147.6 million for the three months ended June 30, 2015. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended June 30,
	2016		2015
	$ (millions)	% of total	$ (millions)	% of total
Business	$158.5	92.7%	$135.5	91.8%
Consumer	12.5	7.3	12.1	8.2
Total net sales	$171.0	100.0%	$147.6	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.7% of net sales for the three months ended June 30, 2016 compared to 91.8% for the three months ended June 30, 2015. Net sales in our Business lines for the three months ended June 30, 2016 increased by 17.0% to $158.5 million from $135.5 million driven primarily by strong demand and increased market share with North American subscription broadcasters as more customers transition from lower end platforms to higher end platforms. Partially offsetting this increase was a decrease in net sales to consumer electronics companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 7.3% of net sales for the three months ended June 30, 2016 compared to 8.2% for the three months ended June 30, 2015. Net sales in our Consumer lines for the three months ended June 30, 2016 increased by 3.3% to $12.5 million from $12.1 million in the three months ended June 30, 2015. This increase was driven mainly by stronger demand for our accessory products in Europe, partially offset by decreased sales in Latin America.
Gross profit. Gross profit for the three months ended June 30, 2016 was $43.5 million compared to $40.3 million for the three months ended June 30, 2015. Gross profit as a percent of sales decreased to 25.4% for the three months ended June 30, 2016 compared to 27.3% for the three months ended June 30, 2015. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin rate than our company average, the weakening of the Euro and British Pound relative to the U.S. Dollar, and a decrease in royalty revenue associated with the TV and mobile device markets. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development ("R&D") expenses. R&D expenses increased 25.8% to $5.2 million for the three months ended June 30, 2016 from $4.1 million for the three months ended June 30, 2015 as we continue to develop new product offerings in existing categories as well as new categories such as the home security channel.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 17.7% to $30.3 million for the three months ended June 30, 2016 from $25.8 million for the three months ended June 30, 2015. This increase was driven in part by increased legal fees and the recording of a $2.0 million legal settlement related to a patent litigation lawsuit. In addition, payroll costs increased as a result of additional headcount required to support product development efforts and additional headcount related to our August 2015 acquisition of Ecolink Intelligent Technology, Inc.
Interest income (expense), net. Net interest expense was $0.3 million for the three months ended June 30, 2016 compared to net interest income of $0.1 million for the three months ended June 30, 2015 as a result of borrowings on our line of credit over the last 12 months.
Other income (expense), net. Net other income was $0.7 million for the three months ended June 30, 2016 compared to net other income of $0.1 million for the three months ended June 30, 2015. This change was driven primarily by foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. dollar.
Provision for income taxes. Income tax expense was $1.8 million for the three months ended June 30, 2016 compared to $2.2 million for the three months ended June 30, 2015. Our effective tax rate was 21.3% for the three months ended June 30, 2016 compared to 20.7% for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Net sales. Net sales for the six months ended June 30, 2016 were $321.6 million, an increase of 14.8% compared to $280.3 million for the six months ended June 30, 2015. Net sales by our Business and Consumer lines were as follows:

	Six Months Ended June 30,
	2016		2015
	$ (millions)	% of total	$ (millions)	% of total
Business	$299.1	93.0%	$257.0	91.7%
Consumer	22.5	7.0	23.3	8.3
Total net sales	$321.6	100.0%	$280.3	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 93.0% of net sales for the six months ended June 30, 2016 compared to 91.7% for the six months ended June 30, 2015. Net sales in our Business lines for the six months ended June 30, 2016 increased by 16.4% to $299.1 million from $257.0 million driven primarily by strong demand and increased market share with North American subscription broadcasters as more customers transition from lower end platforms to higher end platforms. Partially offsetting this increase was a decrease in net sales to consumer electronics companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 7.0% of net sales for the six months ended June 30, 2016 compared to 8.3% for the six months ended June 30, 2015. Net sales in our Consumer lines for the six months ended June 30, 2016 decreased by 3.4% to $22.5 million from $23.3 million in the six months ended June 30, 2015. This decrease was mainly due to decreased sales in the Latin American market.
Gross profit. Gross profit for the six months ended June 30, 2016 was $81.1 million compared to $77.7 million for the six months ended June 30, 2015. Gross profit as a percent of sales decreased to 25.2% for the six months ended June 30, 2016 compared to 27.7% for the six months ended June 30, 2015. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin rate than our company average and a decrease in royalty revenue associated with the TV and mobile device markets. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development expenses. R&D expenses increased 21.2% to $10.3 million for six months ended June 30, 2016 from $8.5 million for the six months ended June 30, 2015 as we continue to develop new product offerings in existing categories as well as new categories such as the home security channel.
Selling, general and administrative expenses. SG&A expenses increased 13.5% to $59.8 million for the six months ended June 30, 2016 from $52.7 million for the six months ended June 30, 2015. This increase was driven primarily by the recording of a $2.0 million legal settlement related to a patent litigation lawsuit, increased payroll costs and severance costs associated with a factory transition. Payroll costs increased as a result of additional headcount required to support product development efforts as well as additional headcount related to our August 2015 acquisition of Ecolink Intelligent Technology, Inc. Severance costs were incurred related to the transitioning of certain manufacturing activities from our higher cost factory located in southern China to our lower cost factories located in other regions within China. We expect this transition to continue over the next 12-18 months. These increases were partially offset by the weakening of the Chinese Yuan Renminbi and Brazilian Real versus the U.S. Dollar.

Interest income (expense), net. Net interest expense was $0.5 million for the six months ended June 30, 2016 compared to net interest income of $0.2 million for the six months ended June 30, 2015 as a result of borrowings on our line of credit over the last 12 months.
Other income (expense), net. Net other income was $1.4 million for the six months ended June 30, 2016 compared to net other income of $0.3 million for the six months ended June 30, 2015. This change was driven primarily by foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. dollar, partially offset by foreign currency losses in the current year period associated with fluctuations in the foreign currency exchange rate related to the Euro versus the U.S. dollar.
Provision for income taxes. Income tax expense was $2.5 million for the six months ended June 30, 2016 compared to $3.4 million for the six months ended June 30, 2015. Our effective tax rate was 21.3% for the six months ended June 30, 2016 compared to 20.2% for the six months ended June 30, 2015. Our effective tax rate was lower in the prior year primarily due to the recording of a $0.5 million tax refund related to tax incentives in China for the years 2012 through 2014. This impact was partially offset by the exclusion of the estimated benefit of the federal R&D tax credit in our prior year estimated tax rate as a result of the federal tax credit for 2015 not having been passed as of June 30, 2015.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2016	Increase (Decrease)	Six Months Ended June 30, 2015
Cash provided by (used for) operating activities	$23,251	$17,309	$5,942
Cash used for investing activities	(18,934)	(2,027)	(16,907)
Cash provided by (used for) financing activities	(5,374)	14,562	(19,936)
Effect of exchange rate changes on cash	(2,464)	(3,006)	542

	June 30, 2016	Increase (Decrease)	December 31, 2015
Cash and cash equivalents	$49,445	$(3,521)	$52,966
Working capital	110,623	10,423	100,200
Net cash provided by operating activities was $23.3 million during the six months ended June 30, 2016 compared to $5.9 million of cash provided by operating activities during the six months ended June 30, 2015. The increase in net cash provided by operating activities was primarily due to working capital needs associated with inventories. Our inventory turns improved to 4.3 turns at June 30, 2016, compared to 4.1 turns at June 30, 2015, primarily as a result of more tightly managed inventory levels in the current year. Additionally, we made a strategic purchase of resin in the prior year period to take advantage of attractive pricing as we typically do when we see the opportunity to obtain favorable pricing on commonly used raw materials and components.
Net cash used for investing activities during the six months ended June 30, 2016 was $18.9 million compared to $16.9 million during the six months ended June 30, 2015 with both periods consisting of investments in property, plant and equipment as well as internally developed patents. We have increased our investment in machinery and equipment over the past two years in order to meet the increased demand for our advanced remote controls. In addition, we are increasing the amount of automation in our factories in an effort to mitigate the rising cost of labor in China. Based on our current projections, we anticipate that property, plant and equipment purchases in 2016 will total between $27 and $29 million as we continue to invest in manufacturing automation as well as implement a new ERP system in Asia and North America.
Net cash used for financing activities was $5.4 million during the six months ended June 30, 2016 compared to net cash used for financing activities of $19.9 million during the six months ended June 30, 2015. The decrease in cash used for financing activities was driven primarily by a decrease of $32.4 million in treasury stock purchases. This decrease was partly offset by borrowing activity on our line of credit. During the current year period, we made net payments of $7.0 million on our line of credit, compared to net borrowings on our line of credit of $12.0 million in the prior year period.
During the six months ended June 30, 2016, we repurchased 36,329 shares of our common stock at a cost of $1.9 million compared to our repurchase of 648,708 shares at a cost of $34.3 million during the six months ended June 30, 2015. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$13,988	$3,886	$5,837	$2,497	$1,768
Capital lease obligations	23	20	3	—	—
Purchase obligations(1)	5,671	5,671	—	—	—
Contingent consideration (2)	11,000	—	6,045	4,955	—
Total contractual obligations	$30,682	$9,577	$11,885	$7,452	$1,768

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchase of the net assets of Ecolink Intelligent Technology, Inc.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$49,445	$52,966
Available borrowing resources	$42,000	$34,987
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
On June 30, 2016, we had $6.5 million, $22.4 million, $4.5 million, $11.7 million and $4.3 million of cash and cash equivalents in the United States, the People's Republic of China ("PRC"), Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2015, we had $8.5 million, $28.7 million, $5.3 million, $8.1 million, and $2.4 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

On October 9, 2014, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2017. The Amended Credit Agreement provides for a $55.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On September 3, 2015, we entered into the Second Amendment to the Amended Credit Agreement in which the Credit Line was increased to $65.0 million. On November 10, 2015, we entered into the Third Amendment to the Amended Credit Agreement in which the Credit Line was increased to $85.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at June 30, 2016.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at June 30, 2016 was 1.71%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2016, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At June 30, 2016, we had an outstanding balance of $43.0 million on our Credit Line.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.3 million annual impact on net income based on our outstanding line of credit balance at June 30, 2016.
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
Foreign Currency Exchange Rate Risk
At June 30, 2016 we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2016, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real and Indian Rupee relative to the U.S. Dollar fluctuate 10% from June 30, 2016, net income in the third quarter of 2016 would fluctuate by approximately $10.3 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2016, we repurchased 3,395 shares of our issued and outstanding common stock for $0.2 million. We make stock repurchases under ongoing and systematic programs approved by our Board of Directors to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On June 30, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
The following table sets forth, for the three months ended June 30, 2016, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2016 - April 30, 2016	187	$66.94	—	375,000
May 1, 2016 - May 31, 2016	2,604	63.38	—	375,000
June 1, 2016 - June 30, 2016	604	70.68	—	375,000
Total	3,395	$64.87	—	375,000

(1)
Of the repurchases in April, May and June, 187, 2,604 and 604 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

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

Dated:	August 8, 2016	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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