Form 10-Q
period 2016-09-30
UNIVERSAL ELECTRONICS INC
filed 2016-11-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,572,220 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 3, 2016.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$48,141	$52,966
Restricted cash	4,623	4,623
Accounts receivable, net	134,438	121,801
Inventories, net	124,091	122,366
Prepaid expenses and other current assets	6,741	6,217
Income tax receivable	441	55
Deferred income taxes	7,243	7,296
Total current assets	325,718	315,324
Property, plant, and equipment, net	103,117	90,015
Goodwill	43,162	43,116
Intangible assets, net	29,615	32,926
Deferred income taxes	9,112	8,474
Long-term restricted cash	4,797	—
Other assets	5,065	5,365
Total assets	$520,586	$495,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102,754	$93,843
Line of credit	35,000	50,000
Accrued compensation	32,406	37,452
Accrued sales discounts, rebates and royalties	8,666	7,618
Accrued income taxes	359	4,745
Other accrued expenses	23,288	21,466
Total current liabilities	202,473	215,124
Long-term liabilities:
Long-term contingent consideration	11,600	11,751
Deferred income taxes	9,972	7,891
Income tax payable	629	629
Other long-term liabilities	6,568	1,917
Total liabilities	231,242	237,312
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,435,769 and 23,176,277 shares issued on September 30, 2016 and December 31, 2015, respectively	234	232
Paid-in capital	246,930	228,269
Treasury stock, at cost, 8,864,299 and 8,824,768 shares on September 30, 2016 and December 31, 2015, respectively	(212,521)	(210,333)
Accumulated other comprehensive income (loss)	(17,657)	(15,799)
Retained earnings	272,358	255,240
Universal Electronics Inc. stockholders' equity	289,344	257,609
Noncontrolling interest	—	299
Total stockholders' equity	289,344	257,908
Total liabilities and stockholders' equity	$520,586	$495,220
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$169,185	$160,467	$490,829	$440,723
Cost of sales	127,400	117,658	367,941	320,225
Gross profit	41,785	42,809	122,888	120,498
Research and development expenses	4,955	4,134	15,292	12,664
Selling, general and administrative expenses	28,709	29,642	88,465	82,298
Operating income	8,121	9,033	19,131	25,536
Interest income (expense), net	(228)	(16)	(753)	198
Other income (expense), net	335	(558)	1,726	(272)
Income before provision for income taxes	8,228	8,459	20,104	25,462
Provision for income taxes	421	2,185	2,956	5,624
Net income	7,807	6,274	17,148	19,838
Net income (loss) attributable to noncontrolling interest	—	3	30	3
Net income attributable to Universal Electronics Inc.	$7,807	$6,271	$17,118	$19,835

Earnings per share attributable to Universal Electronics Inc.:
Basic	$0.54	$0.42	$1.19	$1.28
Diluted	$0.53	$0.41	$1.16	$1.25
Shares used in computing earnings per share:
Basic	14,510	14,966	14,441	15,535
Diluted	14,848	15,230	14,740	15,834
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,807	$6,274	$17,148	$19,838
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(540)	(4,236)	(1,858)	(7,396)
Total comprehensive income (loss)	7,267	2,038	15,290	12,442
Comprehensive income (loss) attributable to noncontrolling interest	—	3	30	3
Comprehensive income (loss) attributable to Universal Electronics Inc.	$7,267	$2,035	$15,260	$12,439
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used for) operating activities:
Net income	$17,148	$19,838
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	18,994	14,459
Provision for doubtful accounts	123	189
Provision for inventory write-downs	2,398	2,258
Deferred income taxes	1,413	(515)
Tax benefit from exercise of stock options and vested restricted stock	2,230	1,023
Excess tax benefit from stock-based compensation	(2,292)	(1,071)
Shares issued for employee benefit plan	763	734
Employee and director stock-based compensation	7,638	5,923
Performance-based warrant stock-based compensation	3,219	—
Changes in operating assets and liabilities:
Restricted cash	—	(4,623)
Accounts receivable	(11,359)	(17,851)
Inventories	(4,470)	(20,261)
Prepaid expenses and other assets	(86)	426
Accounts payable and accrued expenses	7,699	21,821
Accrued income taxes	(4,737)	180
Net cash provided by (used for) operating activities	38,681	22,530
Cash used for investing activities:
Acquisition of property, plant, and equipment	(28,914)	(26,376)
Acquisition of intangible assets	(1,373)	(1,877)
Increase in restricted cash	(4,797)	—
Deposit received toward sale of Guangzhou factory	4,797	—
Deconsolidation of Encore Controls LLC	48	—
Acquisition of net assets of Ecolink Intelligent Technology, Inc., net of cash acquired	—	(12,482)
Net cash used for investing activities	(30,239)	(40,735)
Cash provided by (used for) financing activities:
Borrowings under line of credit	92,987	69,500
Repayments on line of credit	(107,987)	(22,500)
Proceeds from stock options exercised	4,813	1,648
Treasury stock purchased	(2,188)	(78,708)
Excess tax benefit from stock-based compensation	2,292	1,071
Net cash provided by (used for) financing activities	(10,083)	(28,989)
Effect of exchange rate changes on cash	(3,184)	(1,019)
Net increase (decrease) in cash and cash equivalents	(4,825)	(48,213)
Cash and cash equivalents at beginning of year	52,966	112,521
Cash and cash equivalents at end of period	$48,141	$64,308

Supplemental cash flow information:
Income taxes paid	$6,034	$3,922
Interest paid	$926	$68
See Notes 4 and 9 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
Our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal periods beginning after December 15, 2016 and must be applied prospectively. Early adoption is permitted. We do not anticipate that the adoption of ASU 2015-11 will have a material impact on our consolidated financial position or results of operations.
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
SEPTEMBER 30, 2016
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which amends ASC 230, "Statement of Cash Flows". This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as long as all amendments are adopted in the same period. We are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.
Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2016	December 31, 2015
United States	$3,499	$8,458
People's Republic of China ("PRC")	20,613	28,681
Asia (excluding the PRC)	5,486	5,346
Europe	15,289	8,093
South America	3,254	2,388
Total cash and cash equivalents	$48,141	$52,966
Restricted Cash
In connection with the court order issued on September 4, 2015, we placed $4.6 million of cash into a collateralized surety bond. This bond has certain restrictions for liquidation and has therefore been classified as restricted cash. Refer to Note 10 for further information about this ongoing litigation.
In connection with the pending sale of our Guangzhou factory in the PRC (Note 10), the buyer made a cash deposit of RMB 32 million ($4.8 million) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds will not be paid to us until the close of the sale. Accordingly, this deposit is presented as long-term restricted cash within our consolidated balance sheet.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Trade receivables, gross	$131,229	$119,090
Allowance for doubtful accounts	(960)	(822)
Allowance for sales returns	(490)	(507)
Net trade receivables	129,779	117,761
Other	4,659	4,040
Accounts receivable, net	$134,438	$121,801
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$822	$616
Additions (reductions) to costs and expenses	123	189
(Write-offs)/Foreign exchange effects	15	(77)
Balance at end of period	$960	$728
Sales Returns
The allowance for sales returns at September 30, 2016 and December 31, 2015 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.3 million on September 30, 2016 and December 31, 2015, respectively. The value of these returned goods was included in our inventory balance at September 30, 2016 and December 31, 2015.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2016		2015
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$35,554	21.0%	$42,675	26.6%
DIRECTV	19,642	11.6	21,957	13.7

	Nine Months Ended September 30,
	2016		2015
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$111,529	22.7%	$88,633	20.1%
DIRECTV	56,496	11.5	57,447	13.0

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	September 30, 2016		December 31, 2015
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$29,733	22.1%	$29,404	24.1%
Note 4 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Raw materials	$36,289	$29,290
Components	18,362	12,228
Work in process	5,144	5,671
Finished goods	67,954	78,222
Reserve for excess and obsolete inventory	(3,658)	(3,045)
Inventories, net	$124,091	$122,366

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$3,045	$2,539
Additions charged to costs and expenses (1)	2,120	2,012
Sell through (2)	(781)	(774)
Write-offs/Foreign exchange effects	(726)	(1,201)
Balance at end of period	$3,658	$2,576

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.3 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. Texas Instruments provided $12.4 million, or 13.0%, of total inventory purchases during the three months ended September 30, 2016 and $32.3 million, or 11.9%, of total inventory purchases during the nine months ended September 30, 2016.

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this vendor. Inventory purchases from this supplier were as follows:

	Three Months Ended September 30,
	2016		2015
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$1,382	1.5%	$2,115	2.3%

	Nine Months Ended September 30,
	2016		2015
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$4,971	1.8%	$6,566	2.6%
Total accounts payable to this supplier were as follows:

	September 30, 2016		December 31, 2015
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$1,755	1.7%	$2,361	2.5%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2015	$43,116
Foreign exchange effects	46
Balance at September 30, 2016	$43,162

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	September 30, 2016			December 31, 2015
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$322	$(120)	$202	$312	$(96)	$216
Patents	11,710	(4,671)	7,039	11,425	(4,737)	6,688
Trademarks and trade names	2,400	(1,245)	1,155	2,401	(1,053)	1,348
Developed and core technology	12,585	(3,564)	9,021	12,587	(2,144)	10,443
Capitalized software development costs	301	(160)	141	167	(97)	70
Customer relationships	27,700	(15,643)	12,057	27,715	(13,554)	14,161
Total intangible assets, net	$55,018	$(25,403)	$29,615	$54,607	$(21,681)	$32,926

(1)	This table excludes the gross value of fully amortized intangible assets totaling $9.9 million and $9.0 million at September 30, 2016 and December 31, 2015, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Cost of sales	$21	$31	$63	$100
Selling, general and administrative expenses	1,551	1,187	4,618	3,206
Total amortization expense	$1,572	$1,218	$4,681	$3,306

Estimated future annual amortization expense related to our intangible assets at September 30, 2016, is as follows:

(In thousands)
2016 (remaining 3 months)	$1,594
2017	6,348
2018	6,313
2019	6,249
2020	5,159
Thereafter	3,952
Total	$29,615
Note 6 — Line of Credit

On September 16, 2016, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2018. The Amended Credit Agreement provides for an $85.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at September 30, 2016.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at September 30, 2016 was 1.77%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2016, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At September 30, 2016, we had $35.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.3 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively. Our total interest expense on borrowings was $0.9 million and $0.1 million during the nine months ended September 30, 2016 and 2015, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $0.4 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 5.1% and 25.8% during the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was lower in the current year period primarily due to the recording of $1.8 million in tax refunds during the three months ended September 30, 2016, of which $1.4 million related to tax incentives in China for 2015 and $0.4 million related to certain deductible research and development expenses incurred in China during 2015. This impact was partially offset by the recording of a $0.7 million decrease to the carrying value of certain deferred tax assets to reflect the lower statutory tax rate that will be applied as a result of tax incentives at one of our China manufacturing facilities.
We recorded income tax expense of $3.0 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 14.7% and 22.1% during the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was lower in the current year period primarily due to (a) the recording of an additional $1.3 million in tax refunds during the nine months ended September 30, 2016, of which $0.9 million related to tax incentives in China for previous tax years and $0.4 million related to certain deductible research and development expenses incurred in China during 2015; and (b) lower tax rates in certain jurisdictions within China due to local tax incentives. These impacts were partially offset by the recording of a $0.7 million decrease to the carrying value of certain deferred tax assets to reflect the lower statutory tax rate that will be applied as a result of tax incentives at one of our China manufacturing facilities.
At September 30, 2016, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, of which $2.1 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.3 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively, are included in our unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. On September 30, 2016, the open statutes of limitations in our significant tax jurisdictions were as follows: federal 2013 through 2015, state 2011 through 2015, and foreign 2009 through 2015.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Accrued social insurance (1)	$18,262	$18,923
Accrued salary/wages	6,283	7,549
Accrued vacation/holiday	2,653	2,227
Accrued bonus (2)	2,939	5,914
Accrued commission	751	1,084
Accrued medical insurance claims	122	218
Other accrued compensation	1,396	1,537
Total accrued compensation	$32,406	$37,452

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2016 and December 31, 2015.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.7 million and $0.7 million at September 30, 2016 and December 31, 2015, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Advertising and marketing	$238	$191
Deferred revenue	1,451	1,434
Duties	803	1,318
Freight and handling fees	2,459	1,942
Product development	390	630
Product warranty claim costs	135	35
Professional fees	1,528	1,714
Property, plant, and equipment	1,350	551
Sales taxes and VAT	2,730	3,170
Third-party commissions	801	585
Tooling (1)	1,449	1,173
Unrealized loss on foreign currency exchange contracts	186	1,164
URC settlement accrual (Notes 2 and 10)	6,618	4,629
Utilities	398	278
Other	2,752	2,652
Total other accrued expenses	$23,288	$21,466

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Related Party Vendor
We have obtained certain engineering support services for our India subsidiary from JAP Techno Solutions ("JAP"). The owner of JAP is the spouse of the managing director of our India operations. Total fees paid to JAP for the three and nine months ended September 30, 2015 were $25 thousand and $77 thousand, respectively. No amounts were paid to this vendor during the nine months ended September 30, 2016.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$35	$353
Accruals for warranties issued during the period	100	12
Settlements (in cash or in kind) during the period	—	(329)
Balance at end of period	$135	$36
Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to reduce our manufacturing costs by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other three China factories where labor rates are lower. As a result, we incurred severance costs of $0.1 million and $1.6 million during the three and nine months ended September 30, 2016, which are included within selling, general and administrative expenses. We expect to incur additional severance costs of approximately $10 million as we continue to execute this transition over the next 12-15 months. Because severance costs relate to involuntary terminations, we record the related liability at the communication date. At September 30, 2016, we had $0.1 million of unpaid severance costs included within accrued compensation.
On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million (approximately $48 million). Under the terms of this agreement, we have up to 24 months to cease all operations within the facility. The closing of the sale will be subject to customary due diligence and local regulatory approval and is expected to be completed within approximately 28 months from the execution of the agreement. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account at agreement inception, which we have presented as long-term restricted cash in our consolidated balance sheet (also refer to Note 2). The remaining balance of the purchase price is to be placed into the escrow account prior to the closing of the sale and will be released to us upon closing.
Litigation

On June 28, 2016, in connection with previously disclosed litigation matters, we entered into a confidential agreement in principal with Universal Remote Control, Inc. (“URC”), Ohsung Electronics Co., Ltd., and Ohsung Electronics USA, Inc. (collectively the “URC Parties”) to settle all litigation matters (including the malicious prosecution litigation described below) between us and the URC Parties. By and during the term of this agreement, we and the URC Parties will dismiss all litigation matters and appeals. While the terms of this agreement in principal are confidential, the $4.6 million surety bond previously placed by us in connection with these litigation matters will be released to URC. Additionally, the URC Parties will receive a limited paid up license to the technologies covered by the patents in this litigation and a limited covenant not to sue with respect to certain of URC’s products existing as of the settlement date. We expect to finalize the definitive settlement agreement and other documents in the near future. Thus, during the nine months ended September 30, 2016, we recorded $2.0 million of estimated litigation settlement costs within selling, general and administrative expenses. While we have been negotiating the settlement agreement and other documents, the underlying litigation with respect to the second litigation matter we filed against URC (Universal Electronics Inc. v. Universal Remote Control, Inc., SACV13-00987 JAK (SHx)) has been stayed with a status conference set for November 14, 2016. In addition, on October 17, 2016, the United States Court of Appeals for the Federal Circuit15-1410-CB Universal Electronics, Inc. v. Universal

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Remote Control, Inc. "Opinion filed" (8:12-cv-00329-AG-JPR) ruled in our favor denying URC’s appeal of the lower court’s ruling in the first litigation matter we filed against URC in which URC sought to obtain more attorney fees and costs.

On April 28, 2016, URC filed a malicious prosecution lawsuit against us in the Superior Court of California, County of Orange (Universal Remote Control, Inc. v. Universal Electronics Inc., 30-2016-00849239-CU-BT-CJC) seeking additional monetary damages against us in connection with the litigation matters we filed against them. This lawsuit has been stayed while we have been negotiating a settlement of all our disputes (see discussion above). Further, we believe that this action by URC is without merit, and we have denied all of URC’s allegations and should we not settle all of our disputes (including this one), we intend to vigorously defend against this lawsuit.

On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplies Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the products at issue. After the September 29, 2015 hearing, the Court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed the appeal and on February 15, 2016, the appellate court heard oral arguments. While awaiting the appellate court’s ruling, we requested and received permission to submit additional filings in support of our position. As such, the court set a new date for all new filings to be submitted and set a status conference for January 2017. In addition, in September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition has been set for July 2017. Finally, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and we intend to vigorously defend against these claims with the hearing on this matter set for February 2017.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations. On November 2, 2016, our Board increased these repurchase authorizations by 125,000 shares bringing the total authorization as of the approval date to 500,000 shares. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands, except share data)	2016	2015
Shares repurchased	39,531	1,593,420
Cost of shares repurchased	$2,188	$78,708
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
United States	$88,243	$83,059	$263,053	$200,167
Asia (excluding PRC)	22,099	25,763	64,290	87,428
People's Republic of China	19,899	19,804	59,978	57,008
Europe	19,389	15,055	53,716	46,189
Latin America	13,032	8,848	32,273	29,766
Other	6,523	7,938	17,519	20,165
Total net sales	$169,185	$160,467	$490,829	$440,723
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	September 30, 2016	December 31, 2015
United States	$10,187	$7,015
People's Republic of China	93,313	83,794
All other countries	4,682	4,571
Total long-lived tangible assets	$108,182	$95,380

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Cost of sales	$14	$10	$43	$29
Research and development expenses	136	94	409	305
Selling, general and administrative expenses:
Employees	1,748	1,459	5,324	4,465
Outside directors	770	377	1,862	1,124
Total stock-based compensation expense	$2,668	$1,940	$7,638	$5,923

Income tax benefit	$812	$550	$2,281	$1,684

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2015	648	$30.50
Granted	243	49.67
Exercised	(191)	25.21		$8,065
Forfeited/canceled/expired	—	—
Outstanding at September 30, 2016 (1)	700	$38.60	4.95	$25,113
Vested and expected to vest at September 30, 2016 (1)	700	$38.60	4.95	$25,105
Exercisable at September 30, 2016 (1)	392	$29.36	4.07	$17,663

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2016. This amount will change based on the fair market value of our stock.

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
As of September 30, 2016, we expect to recognize $4.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.1 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	225	$51.31
Granted	76	63.23
Vested	(57)	50.18
Forfeited	(2)	55.80
Non-vested at September 30, 2016	242	$55.32
As of September 30, 2016, we expect to recognize $9.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. The estimated fair value of warrants is being recorded as a reduction to net sales ratably as the warrants vest based on the projected number of warrants that will vest, the proportion of purchases by Comcast and its affiliates within the period relative to the aggregate purchase levels required for the warrants to vest and the then-current fair value of the related unvested warrants. If management does not have a reliable forecast of future purchases to be made by Comcast and its affiliates by which to estimate the number of warrants that will vest, then the maximum number of potential warrants is assumed until such time that a reliable forecast of future purchases is available. To the extent that our projections change in the future as to the number of warrants that will vest, a cumulative catch-up adjustment will be recorded in the period in which our estimates change. At September 30, 2016, none of the warrants had vested.
The fair value of the warrants is determined using the Black-Scholes option pricing model. The assumptions we utilized and the resulting fair value of the warrants were the following:

September 30, 2016
Fair value	$38.32
Price of Universal Electronics Inc. common stock	$74.99
Risk-free interest rate	1.32%
Expected volatility	40.54%
Expected life in years	6.25

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

For the three and nine months ended September 30, 2016, we recorded $1.1 million and $3.2 million, respectively, as a reduction to net sales in connection with the common stock warrants. The aggregate unrecognized estimated fair value of unvested warrants at September 30, 2016 was $24.6 million.
Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net gain (loss) on foreign currency exchange contracts (1)	$(218)	$(80)	$(894)	$787
Net gain (loss) on foreign currency exchange transactions	439	(553)	2,455	(1,229)
Other income (expense)	114	75	165	170
Other income (expense), net	$335	$(558)	$1,726	$(272)

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).
Note 16 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2016	2015	2016	2015
BASIC
Net income attributable to Universal Electronics Inc.	$7,807	$6,271	$17,118	$19,835
Weighted-average common shares outstanding	14,510	14,966	14,441	15,535
Basic earnings per share attributable to Universal Electronics Inc.	$0.54	$0.42	$1.19	$1.28

DILUTED
Net income attributable to Universal Electronics Inc.	$7,807	$6,271	$17,118	$19,835
Weighted-average common shares outstanding for basic	14,510	14,966	14,441	15,535
Dilutive effect of stock options and restricted stock	338	264	299	299
Weighted-average common shares outstanding on a diluted basis	14,848	15,230	14,740	15,834
Diluted earnings per share attributable to Universal Electronics Inc.	$0.53	$0.41	$1.16	$1.25
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Stock options	—	74	111	62
Restricted stock awards	5	23	8	13

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Note 17 — Stockholders' Equity and Noncontrolling Interest
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of Universal Electronics Inc. stockholders’ equity, stockholders’ equity attributable to noncontrolling interest and total stockholders' equity for the nine months ended September 30, 2016 is as follows:

	Shares		Stockholders' Equity
(In thousands)	Common Stock	Treasury Stock	Universal Electronics Inc. Stockholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2015	23,176	(8,825)	$257,609	$299	$257,908
Net income			17,118	30	17,148
Currency translation adjustment			(1,858)		(1,858)
Shares issued for employee benefit plan and compensation	46		763		763
Purchase of treasury shares		(39)	(2,188)		(2,188)
Stock options exercised	191		4,813		4,813
Shares issued to Directors	23		—		—
Employee and director stock-based compensation			7,638		7,638
Tax benefit from exercise of non-qualified stock options and vested restricted stock			2,230		2,230
Performance-based warrant stock-based compensation			3,219		3,219
Deconsolidation of Encore Controls LLC (Note 19)				(329)	(329)
Balance at September 30, 2016	23,436	(8,864)	$289,344	$—	$289,344
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

	September 30, 2016				December 31, 2015
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange contracts	$—	$(138)	$—	$(138)	$—	$(1,146)	$—	$(1,146)
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we had a net pre-tax loss of $0.9 million and a net pre-tax gain of $0.8 million, respectively (see Note 15).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2016	USD/Euro	USD	$15.0	1.1209	$(57)	October 28, 2016
September 30, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$10.0	6.6757	$(51)	January 13, 2017
September 30, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.7230	$48	January 13, 2017
September 30, 2016	USD/Brazilian Real	USD	$2.0	3.4775	$(78)	January 13, 2017

December 31, 2015	USD/Euro	USD	$7.0	1.0864	$(7)	January 22, 2016
December 31, 2015	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$22.5	6.2565	$(1,100)	January 15, 2016
December 31, 2015	USD/Brazilian Real	Brazilian Real	$1.0	3.7461	$(57)	January 15, 2016
December 31, 2015	USD/Brazilian Real	USD	$3.0	3.9503	$18	January 15, 2016

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
On April 21, 2016, we sold our ownership interest in Encore to Encore’s noncontrolling interest holder in exchange for full rights and ownership of Encore’s patents and developed technology as well as the noncontrolling interest’s portion of certain of Encore’s tangible net assets. Additionally, as a condition of the sale of our ownership interest in Encore, we agreed to grant a royalty-free license to Encore for the use of Encore’s developed technology and patents in connection with selling specific products to specific customers. As a result of this transaction, we no longer have any involvement with Encore other than the granting of this limited license. Upon deconsolidation, we recorded a gain of $65 thousand, based on the difference between the fair value of the net assets received and our ownership interest in Encore. This gain is presented in our consolidated income statement within other income (expense), net for the nine months ended September 30, 2016.
Our consolidated income statement for the three months ended September 30, 2016 includes net sales of $0.9 million and a net loss of $0.9 million attributable to Ecolink. Our consolidated income statement for the nine months ended September 30, 2016 includes net sales of $3.7 million and a net loss of $1.5 million attributable to Ecolink. Our consolidated income statement for the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

three and nine months ended September 30, 2015 includes net sales of $0.3 million and a net loss of $0.2 million attributable to Ecolink for the period commencing on August 31, 2015.

Contingent Consideration

We are required to make additional earnout payments upon the achievement of certain operating income levels attributable to Ecolink over each of the next 5 years. The amount of contingent consideration has no upper limit and is calculated at the end of each calendar year based upon certain percentages of operating income target levels as defined in the APA. Ecolink's operating income will be calculated using certain revenues, costs and expenses directly attributable to Ecolink as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 15.5% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At December 31, 2015 the fair value of the earnout contingent consideration was $11.8 million. The fair value of the earnout contingent consideration increased $0.6 million and decreased $0.2 million during the three and nine months ended September 30, 2016, respectively, primarily to reflect adjustments to the timing of earnout payments and the related accretion driven by the time value of money. These adjustments were recorded within selling, general and administrative expenses. The fair value of the earnout contingent consideration at September 30, 2016 was $11.6 million. The fair value of earnout contingent consideration is presented as long term contingent consideration in our consolidated balance sheet.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2016	2015	2016	2015
Net sales	$169,185	$161,392	$490,829	$444,762
Net income	$7,813	$6,203	$17,223	$19,505
Net income attributable to Universal Electronics Inc.	$7,813	$6,197	$17,184	$19,440
Basic earnings per share attributable to Universal Electronics Inc.	$0.54	$0.41	$1.19	$1.25
Diluted earnings per share attributable to Universal Electronics Inc.	$0.53	$0.41	$1.17	$1.23
For purposes of determining pro forma net income attributable to Universal Electronics Inc., adjustments were made to each period presented in the table above. Pro forma net income and pro forma net income attributable to Universal Electronics Inc. assume that amortization of acquired intangible assets and of fair value adjustments related to inventories began at January 1, 2014 rather than on September 1, 2015. The result is a net decrease in amortization expense of $10 thousand and $0.1 million for the three and nine months ended September 30, 2016, respectively, and a net increase in amortization expense of $0.3 million and $1.3 million for the three and nine months ended September 30, 2015, respectively. Additionally, acquisition costs totaling $0.2 million are excluded from pro forma net income and pro forma net income attributable to Universal Electronics Inc. All adjustments have been made net of their related tax effects.

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
Since our beginning in 1986, we have compiled an extensive device control code database that covers over 982,000 individual device functions and approximately 7,700 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced technologies, emerging radio frequency ("RF") technologies, such as RF4CE, Bluetooth, and Bluetooth Smart, have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We have developed a comprehensive patent portfolio of almost 400 pending and issued patents related to remote controls and home automation.
We operate as one business segment. We have twenty-two international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Mexico, the Netherlands, People's Republic of China (5), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended September 30, 2016:

•	Net sales increased 5.4% to $169.2 million for the three months ended September 30, 2016 from $160.5 million for the three months ended September 30, 2015.

•	Our gross margin percentage decreased from 26.7% for the three months ended September 30, 2015 to 24.7% for the three months ended September 30, 2016.

•	Operating expenses, as a percent of net sales, decreased from 21.1% for the three months ended September 30, 2015 to 19.9% for the three months ended September 30, 2016.

•
Our operating income decreased from $9.0 million for the three months ended September 30, 2015 to $8.1 million for the three months ended September 30, 2016, and our operating margin percentage decreased from 5.6% for the three months ended September 30, 2015 to 4.8% for the three months ended September 30, 2016.

•	Our effective tax rate decreased to 5.1% for the three months ended September 30, 2016, compared to 25.8% for the three months ended September 30, 2015.
Our strategic business objectives for 2016 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
Performance-Based Common Stock Warrants
The measurement date for performance-based common stock warrants is the date on which the warrants vest. We recognize the fair value of performance-based common stock warrants as a reduction to net sales ratably as the warrants vest based on the projected number of warrants that will vest, the proportion of the performance criteria achieved by the customer within the period relative to the total performance required (aggregate purchase levels) for the warrants to vest and the then-current fair value of the related unvested warrants. If we do not have a reliable forecast of future purchases to be made by the customer by which to estimate the number of warrants that will vest, then the maximum number of potential warrants is assumed until such time that a reliable forecast of future purchases is available. To the extent that our projections change in the future as to the number of warrants that will vest, a cumulative catch-up adjustment will be recorded in the period in which our estimates change.
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
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.3	73.3	75.0	72.7
Gross profit	24.7	26.7	25.0	27.3
Research and development expenses	2.9	2.6	3.1	2.9
Selling, general and administrative expenses	17.0	18.5	18.0	18.6
Operating income	4.8	5.6	3.9	5.8
Interest income (expense), net	(0.1)	(0.0)	(0.2)	0.0
Other income (expense), net	0.2	(0.3)	0.4	(0.0
Income before provision for income taxes	4.9	5.3	4.1	5.8
Provision for income taxes	0.3	1.4	0.6	1.3
Net income	4.6	3.9	3.5	4.5
Net income (loss) attributable to noncontrolling interest	—	0.0	0.0	0.0
Net income attributable to Universal Electronics Inc.	4.6%	3.9%	3.5%	4.5%
Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
Net sales. Net sales for the three months ended September 30, 2016 were $169.2 million, an increase of 5.4% compared to $160.5 million for the three months ended September 30, 2015. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended September 30,
	2016		2015
	$ (millions)	% of total	$ (millions)	% of total
Business	$157.2	92.9%	$148.6	92.6%
Consumer	12.0	7.1	11.9	7.4
Total net sales	$169.2	100.0%	$160.5	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.9% of net sales for the three months ended September 30, 2016 compared to 92.6% for the three months ended September 30, 2015. Net sales in our Business lines for the three months ended September 30, 2016 increased by 5.8% to $157.2 million from $148.6 million driven by an increased demand in both the subscription broadcasting and OEM markets for our advanced products which include features such as voice control and two-way RF technologies.
Net sales in our Consumer lines (One For All® retail and private label) were 7.1% of net sales for the three months ended September 30, 2016 compared to 7.4% for the three months ended September 30, 2015. Net sales in our Consumer lines for the three months ended September 30, 2016 increased modestly by 0.8% to $12.0 million from $11.9 million in the three months ended September 30, 2015. There was stronger demand for our accessory products in Europe which was partially offset by decreased sales in the Americas.
Gross profit. Gross profit for the three months ended September 30, 2016 was $41.8 million compared to $42.8 million for the three months ended September 30, 2015. Gross profit as a percent of sales decreased to 24.7% for the three months ended September 30, 2016 compared to 26.7% for the three months ended September 30, 2015. The gross margin percentage was unfavorably impacted by price reductions granted to certain large customers, temporary manufacturing inefficiencies related to a factory transition, and the weakening of the British Pound relative to the U.S. Dollar. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development ("R&D") expenses. R&D expenses increased 19.9% to $5.0 million for the three months ended September 30, 2016 from $4.1 million for the three months ended September 30, 2015 as we continue to develop new product offerings in existing categories as well as new categories such as home security.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 3.1% to $28.7 million for the three months ended September 30, 2016 from $29.6 million for the three months ended September 30, 2015. The decrease was primarily due to a $4.6 million unfavorable court order issued during the three months ended September 30, 2015 related to a patent litigation lawsuit. This decrease was partially offset by increased payroll costs driven by additional headcount required to support product development efforts and additional headcount related to our August 2015 acquisition of Ecolink Intelligent Technology, Inc.
Interest income (expense), net. Net interest expense was $0.2 million for the three months ended September 30, 2016 compared to net interest expense of $16 thousand for the three months ended September 30, 2015 as a result of an increased level of borrowings on our line of credit.
Other income (expense), net. Net other income was $0.3 million for the three months ended September 30, 2016 compared to net other expense of $0.6 million for the three months ended September 30, 2015. This change was driven primarily by foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi, British Pound, and Euro exchange rates versus the U.S. Dollar and decreased foreign currency losses associated with fluctuations in the Brazilian Real exchange rate versus the U.S. Dollar.
Provision for income taxes. Income tax expense was $0.4 million for the three months ended September 30, 2016 compared to $2.2 million for the three months ended September 30, 2015. Our effective tax rate was 5.1% for the three months ended September 30, 2016 compared to 25.8% for the three months ended September 30, 2015. The decrease in our effective tax rate was primarily due to the recording of $1.8 million in tax refunds during the three months ended September 30, 2016, of which $1.4 million related to tax incentives in China for 2015 and $0.4 million related to certain deductible research and development expenses incurred in China during 2015. This impact was partially offset by the recording of a $0.7 million decrease to the carrying value of certain deferred tax assets to reflect the lower statutory tax rate that will be applied as a result of tax incentives at one of our China manufacturing facilities.
Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015
Net sales. Net sales for the nine months ended September 30, 2016 were $490.8 million, an increase of 11.4% compared to $440.7 million for the nine months ended September 30, 2015. Net sales by our Business and Consumer lines were as follows:

	Nine Months Ended September 30,
	2016		2015
	$ (millions)	% of total	$ (millions)	% of total
Business	$456.3	93.0%	$405.6	92.0%
Consumer	34.5	7.0	35.1	8.0
Total net sales	$490.8	100.0%	$440.7	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 93.0% of net sales for the nine months ended September 30, 2016 compared to 92.0% for the nine months ended September 30, 2015. Net sales in our Business lines for the nine months ended September 30, 2016 increased by 12.5% to $456.3 million from $405.6 million driven primarily by strong demand and increased market share with North American subscription broadcasters as more customers transition from lower end platforms to higher end platforms. Partially offsetting this increase was a decrease in net sales to consumer electronics companies in Asia.
Net sales in our Consumer lines (One For All® retail and private label) were 7.0% of net sales for the nine months ended September 30, 2016 compared to 8.0% for the nine months ended September 30, 2015. Net sales in our Consumer lines for the nine months ended September 30, 2016 decreased by 1.7% to $34.5 million from $35.1 million in the nine months ended September 30, 2015. This decrease was mainly due to decreased sales in the Latin American market.
Gross profit. Gross profit for the nine months ended September 30, 2016 was $122.9 million compared to $120.5 million for the nine months ended September 30, 2015. Gross profit as a percent of sales decreased to 25.0% for the nine months ended September 30, 2016 compared to 27.3% for the nine months ended September 30, 2015. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin rate than our company average, pricing pressure and a decrease in royalty revenue associated with the TV and mobile device markets. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development expenses. R&D expenses increased 20.8% to $15.3 million for nine months ended September 30, 2016 from $12.7 million for the nine months ended September 30, 2015 as we continue to develop new product offerings in existing categories as well as new categories such as home security.

Selling, general and administrative expenses. SG&A expenses increased 7.5% to $88.5 million for the nine months ended September 30, 2016 from $82.3 million for the nine months ended September 30, 2015. This increase was driven primarily by increased payroll costs as well as severance costs associated with a factory transition. Payroll costs increased as a result of additional headcount required to support product development efforts as well as additional headcount related to our August 2015 acquisition of Ecolink Intelligent Technology, Inc. Severance costs were incurred related to the transition of manufacturing activities from our higher cost factory located in southern China to our lower cost factories located in other regions within China. We expect this transition to continue over the next 12-15 months. These increases were partially offset by a lower level of patent litigation related costs as well as the weakening of the Chinese Yuan Renminbi and Brazilian Real versus the U.S. Dollar.
Interest income (expense), net. Net interest expense was $0.8 million for the nine months ended September 30, 2016 compared to net interest income of $0.2 million for the nine months ended September 30, 2015 as a result of an increased level of borrowings on our line of credit.
Other income (expense), net. Net other income was $1.7 million for the nine months ended September 30, 2016 compared to net other expense of $0.3 million for the nine months ended September 30, 2015. This change was driven primarily by foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. Dollar.
Provision for income taxes. Income tax expense was $3.0 million for the nine months ended September 30, 2016 compared to $5.6 million for the nine months ended September 30, 2015. Our effective tax rate was 14.7% for the nine months ended September 30, 2016 compared to 22.1% for the nine months ended September 30, 2015. The decrease in our effective tax rate was primarily due to (a) the recording of an additional $1.3 million in tax refunds during the nine months ended September 30, 2016, of which $0.9 million related to tax incentives in China for previous tax years and $0.4 million related to certain deductible research and development expenses incurred in China during 2015; and (b) lower tax rates in certain jurisdictions within China due to local tax incentives. These impacts were partially offset by the recording of a $0.7 million decrease to the carrying value of certain deferred tax assets to reflect the lower statutory tax rate that will be applied as a result of tax incentives at one of our China manufacturing facilities.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2016	Increase (Decrease)	Nine Months Ended September 30, 2015
Cash provided by (used for) operating activities	$38,681	$16,151	$22,530
Cash used for investing activities	(30,239)	10,496	(40,735)
Cash provided by (used for) financing activities	(10,083)	18,906	(28,989)
Effect of exchange rate changes on cash	(3,184)	(2,165)	(1,019)

	September 30, 2016	Increase (Decrease)	December 31, 2015
Cash and cash equivalents	$48,141	$(4,825)	$52,966
Working capital	123,245	23,045	100,200
Net cash provided by operating activities was $38.7 million during the nine months ended September 30, 2016 compared to $22.5 million of cash provided by operating activities during the nine months ended September 30, 2015. The increase in net cash provided by operating activities was primarily due to (a) working capital needs associated with inventories, accounts payable and accounts receivable; (b) an increased level of stock-based compensation expense driven by performance-based common stock warrants that we issued in March 2016 as well as a higher level of stock-based compensation expense associated with stock incentive plan awards to employees and outside directors; and (c) an increased level of depreciation and amortization expense driven by our recent investments in factory equipment as well as intangible assets purchased in our August 2015 acquisition of Ecolink Intelligent Technology, Inc. With respect to working capital, the total value of our inventory increased as certain customers were transitioning to our higher end products. Our inventory turns have remained flat at 4.2 turns at September 30, 2016 and 2015. Cash flows from accounts payable were largely driven by better vendor management. Cash outflows associated with accounts receivable decreased as a result of higher third quarter sales growth during the prior year period. This was partially offset by an increase in days sales outstanding from 63 days at September 30, 2015 to 72 days at September 30, 2016 as a result of us extending longer payment terms to a couple of significant customers beginning in late 2015.

Net cash used for investing activities during the nine months ended September 30, 2016 was $30.2 million compared to $40.7 million during the nine months ended September 30, 2015. This decrease was primarily due to the acquisition of Ecolink Intelligent Technology, Inc during the third quarter of 2015.
Net cash used for financing activities was $10.1 million during the nine months ended September 30, 2016 compared to $29.0 million during the nine months ended September 30, 2015. This decrease was driven primarily by a decrease of $76.5 million in treasury stock purchases. This was partly offset by borrowing activity on our line of credit and, to a lesser extent, an increase in proceeds from stock options exercised. During the current year period, we made net payments of $15.0 million on our line of credit, compared to net borrowings on our line of credit of $47.0 million in the prior year period.
During the nine months ended September 30, 2016, we repurchased 39,531 shares of our common stock at a cost of $2.2 million compared to our repurchase of 1,593,420 shares at a cost of $78.7 million during the nine months ended September 30, 2015. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of September 30, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations. On November 2, 2016, our Board increased these repurchase authorizations by 125,000 shares bringing the total authorization as of the approval date to 500,000 shares.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$13,253	$3,920	$5,347	$2,501	$1,485
Capital lease obligations	18	18	—	—	—
Purchase obligations(1)	5,700	5,700		—	—
Contingent consideration (2)	11,600	—	6,040	5,560	—
Total contractual obligations	$30,571	$9,638	$11,387	$8,061	$1,485

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchase of the net assets of Ecolink Intelligent Technology, Inc.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$48,141	$52,966
Available borrowing resources	$49,987	$34,987
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
On September 30, 2016, we had $3.5 million, $20.6 million, $5.5 million, $15.3 million and $3.2 million of cash and cash equivalents in the United States, the People's Republic of China ("PRC"), Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2015, we had $8.5 million, $28.7 million, $5.3 million, $8.1 million, and $2.4 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
On September 16, 2016, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2018. The Amended Credit Agreement provides for an $85.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at September 30, 2016.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at September 30, 2016 was 1.77%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2016, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At September 30, 2016, we had an outstanding balance of $35.0 million on our Credit Line.
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

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our successful integration of the Ecolink assets and business lines; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the sale of our Guangzhou facility not occurring as or within the time frame anticipated by management; our inability to successfully and profitably restructure our manufacturing facilities and activities; possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the company's shares have on the company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Amended Credit Agreement that became effective on October 2, 2012, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.2 million annual impact on net income based on our outstanding line of credit balance at September 30, 2016.
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
Foreign Currency Exchange Rate Risk
At September 30, 2016 we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2016, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real and Indian Rupee relative to the U.S. Dollar fluctuate 10% from September 30, 2016, net income in the fourth quarter of 2016 would fluctuate by approximately $10.0 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2016, we repurchased 3,202 shares of our issued and outstanding common stock for $0.2 million. We make stock repurchases under ongoing and systematic programs approved by our Board of Directors to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On September 30, 2016, we had 375,000 shares available for repurchase on the open market under the Board's authorizations. On November 2, 2016, our Board increased these repurchase authorizations by 125,000 shares bringing the total authorization as of the approval date to 500,000 shares. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.

The following table sets forth, for the three months ended September 30, 2016, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2016 - July 31, 2016	—	$—	—	375,000
August 1, 2016 - August 31, 2016	2,603	76.41	—	375,000
September 1, 2016 - September 30, 2016	599	75.12	—	375,000
Total	3,202	$76.16	—	375,000

(1)
Of the repurchases in August and September, 2,603 and 599 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

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

ITEM 6. EXHIBITS

10.1	Fifth Amendment to Amended and Restated Credit Agreement dated September 16, 2016 between Universal Electronics Inc. and U.S. National Association (filed herewith)

10.2	Equity Transfer Agreement with Respect to Panyu Gemstar Project (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	November 8, 2016	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Fifth Amendment to Amended and Restated Credit Agreement dated September 16, 2016 between Universal Electronics Inc. and U.S. National Association (filed herewith)

10.2	Equity Transfer Agreement with Respect to Panyu Gemstar Project (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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