Form 10-K
period 2016-12-31
UNIVERSAL ELECTRONICS INC
filed 2017-03-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 0-21044
_______________________________________
UNIVERSAL ELECTRONICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0204817
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 E. Sandpointe Avenue, 8th Floor Santa Ana, California	92707
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (714) 918-9500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter was $566,737,072 based upon the closing sale price as reported on the NASDAQ Stock Market for that date.
On March 6, 2017, 14,390,071 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2016 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than May 1, 2017.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2016.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

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
Business Segment
Overview
Universal Electronics Inc. develops control and sensor technology solutions and manufactures a broad line of pre-programmed and universal remote control products, audio-video ("AV") accessories, and intelligent wireless security and automation components dedicated to redefining the home entertainment and security experience. Our offerings include the following:

•
easy-to-use, pre-programmed universal infrared ("IR") and radio frequency ("RF") remote controls that are sold primarily to subscription broadcasting providers (cable, satellite and Internet Protocol television ("IPTV")), original equipment manufacturers ("OEMs"), retailers, and private label customers;

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
Principal Products and Markets
Our principal markets are the subscription broadcast, consumer and mobile electronics and residential security markets where our customers include subscription broadcasters, OEMs, international retailers, private label brands, pro-security dealers and companies in the computing industry.
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
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. Owning and operating our own factories in the People's Republic of China ("PRC") has enhanced our ability to compete in the OEM and subscription broadcasting markets. In addition, we have subsidiaries in Brazil and Mexico, which have allowed us to increase our reach and better compete in the Central and Latin American subscription broadcast market. We plan to continue to add new sales and administrative personnel to support anticipated sales growth in international markets over the next few years.
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
In 2015, we acquired Ecolink Intelligent Technology, Inc. ("Ecolink"), a leading developer of smart home technology. Ecolink provides a wide range of intelligent wireless security and automation components dedicated to redefining the home security experience. Ecolink has over 20 years of wireless engineering expertise in the home security and automation market and holds more than 25 related pending and issued patents. UEI’s current subscription broadcasting customers are adding home security and automation to their list of service offerings. Our acquisition of Ecolink, a premise equipment supplier to this market, enables us to broaden our design expertise and product portfolio to add home security and automation sensors to our capabilities.
For the years ended December 31, 2016 and 2015, our sales to Comcast Corporation accounted for 22.9% and 21.5% of our net sales, respectively. For the years ended December 31, 2016, 2015, and 2014, our sales to DIRECTV and its sub-contractors collectively accounted for 10.5%, 12.4%, and 10.4% of our net sales, respectively.
Our One For All® brand name remote controls and accessories sold within the international retail markets accounted for 7.2%, 8.1%, and 9.2% of our total net sales for the years ended December 31, 2016, 2015, and 2014, respectively.
Financial information relating to our international operations for the years ended December 31, 2016, 2015, and 2014 is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 15".
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At the end of 2016, we had over 400 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
Our patents have remaining lives ranging from one to 18 years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of IR codes. Additionally, the names of many of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases we have elected common law trade secret protection in lieu of obtaining such other protection.
A key factor in creating products and software for control of entertainment devices is the device control code database. Since our beginning in 1986, we have compiled an extensive device control code database library that covers nearly one million individual device functions and approximately 7,900 individual consumer electronic equipment brand names, including virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players, CD players, other remote controlled home entertainment devices and home automation control modules, and wired Consumer Electronics Control ("CEC") and wireless Internet Protocol ("IP") control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for any given home entertainment, automation and air conditioning device in the home. Our library is continuously updated with device control codes used in newly introduced AV and Internet of Things ("IoT") devices. These control codes are captured directly from the remote control devices or the manufacturer's written specifications to ensure the accuracy and integrity of the database. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.
Our goal is to provide universal control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources and devices. QuickSet® is a software application that is currently embedded in millions of devices worldwide. QuickSet may be embedded in an AV device, set-top box, or other host device, or delivered as a Cloud-based service to enable universal remote setup and control. QuickSet enables universal remote control set-up using automated and guided on-screen instructions and a wireless two-way communication link between the remote and the QuickSet enabled device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal remote control set-up process and can enable other time saving features. QuickSet utilizes data transmitted over HDMI or IP networks to automatically detect various attributes of the connected device and downloads the appropriate control codes and functions into the remote control without the need for the user to enter any additional information. The user does not need to know the brand or model number to set up the device in the remote. Any compatible new device that is connected is recognized. Consumers can quickly and easily set up their remotes to control multiple devices. Recently added features in QuickSet address common consumer challenges in universal device control, such as mode confusion and input switching. With QuickSet consumers switch easily between activities and reliably view their chosen content source with a single touch. QuickSet handles the device-specific control requirements. Licensees of QuickSet include service providers such as Comcast, DIRECTV and Echostar Technologies; smart TV manufacturers such as Sony and Samsung; leading game console manufacturer Microsoft on their Xbox One game system; and mobile and tablet device manufacturers Samsung, LG, OPPO, Huawei and LeTV on some of their mobile handset platforms.
Smart devices are becoming a more prevalent part of the home entertainment experience, and UEI offers several solutions to enable entertainment device control with a smart phone, tablet or smart TV. In its smart device control solutions, UEI offers all of the elements needed for device control from the IR microcontroller to the device control database to the user interface for the touchscreen. Nevo® is a UEI-designed and developed universal control suite of applications designed for Android and iOS tablets and smart phones that UEI has released and that is currently available for download at Google Play and the Apple App Store.
Methods of Distribution
Our distribution methods for our remote control devices are dependent on the sales channel. We distribute remote control devices, sensors and AV accessories directly to subscription broadcasters and OEMs, both domestically and internationally. We currently also distribute home security sensors to pro-security installers in the United States through a network of dealers. Outside of North America, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.
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
We provide domestic and international consumer support to our various universal remote control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video OEMs through our live and automated call centers. We also make available a web-based support resource, www.urcsupport.com, designed specifically for subscription broadcasters. This solution offers videos and online tools to help users easily set up their universal remote, and as a result reduce call volume at customer support centers. Additionally, the UEI Technical Support Services call center provides customer interaction management services from technical service and support to customer retention. Services include pre-repair calls, post-install surveys, and inbound calls for cable customers to provide greater bottom-line efficiencies.

Our 23 international subsidiaries are the following:

•	C.G. Development Ltd., established in Hong Kong;

•	CG Mexico Remote Controls, S. de R.L. de C.V., established in Mexico;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	Gemstar Technology (China) Co. Ltd., established in the PRC;

•	Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yangzhou) Co. Ltd., established in the PRC;

•	Guangzhou Universal Electronics Service Co., Ltd., established in the PRC;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	One For All GmbH, established in Germany;

•	One for All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	UE Japan Ltd., established in Japan;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Cayman Inc., established in the Cayman Islands;

•	UEI do Brasil Controles Remotos Ltda., established in Brazil;

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Hong Kong Pte. Ltd., established in Hong Kong;

•	Universal Electronics B.V., established in the Netherlands;

•	Universal Electronics Italia S.R.L., established in Italy;

•	Universal Electronics Trading Co., Ltd., established in the PRC; and

•	Universal Electronics Yangzhou Co. Ltd., established in the PRC;
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC to produce our remote control and sensor products. In 2016, Texas Instruments provided 11.7% of our total inventory purchases. In 2015, no single supplier provided more than 10% of our total inventory purchases. In 2014, Maxim Integrated Products International Limited provided 10.7% of our total inventory purchases.
Even though we operate three factories in the PRC and assembly plants in Brazil and Mexico, we continue to evaluate additional contract manufacturers and sources of supply. During 2016, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources.
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
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2017.
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 23" for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Remote Solutions, Omni Remotes (formerly Philips Home Control Singapore PTE, Ltd.), SMK, and Universal Remote Control. In the international retail and private label markets for wireless controls we compete with Logitech, Omni Remotes, Ruwido and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and wireless control manufacturers in Asia. In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. We compete in our markets on the basis of product quality, features, price, intellectual property and customer support. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2016, our engineering efforts focused on the following:

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
During 2016, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around emerging RF technologies, such as RF4CE, Bluetooth, and Bluetooth Smart. Additionally, we released several new advanced remote control products that incorporate voice search capabilities in our subscription broadcast and OEM channels.
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
Our expenditures on engineering, research and development were:

(In millions):	2016	2015	2014
Research and development	$19.9	$18.1	$17.0
Engineering (1)	10.5	9.5	9.8
Total engineering, research and development	$30.4	$27.6	$26.8

(1)	Engineering costs are included in selling, general and administrative expenses.
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

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2016, 2015 and 2014, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2016, we employed 3,103 employees, of which 512 worked in engineering and research and development, 106 in sales and marketing, 71 in consumer service and support, 2,096 in operations and warehousing and 318 in executive and administrative functions. In addition, our factories in the PRC and our Asian operations employed an additional 6,921 staff contracted through agency agreements.
Labor unions represent approximately 13.8% of our 3,103 employees. Some unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Other unionized workers, employed in Monterrey, Mexico, are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2016, 2015 and 2014 is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15".
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers on March 9, 2017:

Name	Age	Position
Paul D. Arling	54	Chairman of the Board and Chief Executive Officer
David Chong	55	Executive Vice President, Asia
Louis S. Hughes	52	Chief Operating Officer
Richard A. Firehammer, Jr.	59	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	47	Senior Vice President and Chief Financial Officer
Menno V. Koopmans	41	Executive Vice President, Managing Director, Europe

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2016 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2017 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning, and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
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
Louis S. Hughes is our Executive Vice President, Americas. He joined us in 2004 as General Manager of Simple Devices as part of our acquisition of Simples Devices, Inc. in that same year. From 2008 to 2011, he was our Vice President Corporate Development. From 2011 to 2014, he was our Senior Vice President - Americas and was promoted to his current position in 2015. Prior to joining us, Mr. Hughes co-founded SimpleDevices, Inc. (a company that pioneered local area network digital media distribution to a wide variety of consumer electronics devices) and Supplybase (a company that provided enterprise wide, web-based supply chain management systems and information). He also held various positions with General Electric Company over a ten-year period.
Richard A. Firehammer, Jr., Esq. is our Senior Vice President, General Counsel and Secretary. He joined us in October 1993 as General Counsel. He became our Secretary in February 1994. He was our Vice President from May 1997 until August 1998, and served as counsel to us from September 1998 until February 1999 at which time he was promoted to his current position. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm Vedder, Price, Kaufman & Kammholz in Chicago, Illinois.
Bryan M. Hackworth is our Senior Vice President and Chief Financial Officer. He was promoted to Chief Financial Officer in August 2006. Mr. Hackworth joined us in June 2004 as Corporate Controller and subsequently assumed the role of Chief Accounting Officer in May 2006. Before joining us in 2004, he spent five years at Mars, Inc., a privately held international manufacturer and distributor of consumer products and served in several financial and strategic roles (Controller — Ice Cream Division; Strategic Planning Manager for the WHISKAS ® Brand) and various other financial management positions. Prior to joining Mars, Inc., Mr. Hackworth spent six years at Deloitte & Touche LLP as an auditor, specializing in the manufacturing and retail industries.
Menno V. Koopmans is our Senior Vice President and Managing Director, Europe. From 2014 to the end of 2016, he was our Senior Vice President for subscription broadcasting business in Europe and India where he led the customer transition into smart remote controls. From 2005 until 2013, he was the head of our worldwide consumer business and its One For All® brand. Prior to joining us, Mr. Koopmans worked at Mars, Sony Europe and Royal Philips Electronics in different product, marketing and sales management roles in both fast-moving consumer goods and durable consumer goods categories. Mr. Koopmans received his Masters in Science of Business Administration from Erasmus University in Rotterdam, The Netherlands.
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
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a managed band against a basket of certain foreign currencies and has resulted in a 16.9% appreciation of the Chinese Yuan Renminbi against the U.S. Dollar through December 31, 2016. While the international reaction to the Chinese Yuan Renminbi revaluation has been positive, there remains international pressure on the PRC government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. Dollar, which could lead to higher manufacturing costs for our products.
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
Expansion in the PRC
As our global business grows, we may decide to expand in China to meet demand. This would be dependent on our ability to locate suitable facilities to support this expansion, to obtain the necessary permits and funding, to attract and retain adequate levels of qualified workers, and to enter into a long-term land lease that is common in the PRC.
Sale of Guangzhou factory
On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility. The sale is expected to close in 2018. In anticipation of a successful closing of the sale, we have been transitioning manufacturing activities from this factory to our other three China factories. However, if we are unable to successfully complete this transition as anticipated or are unable to obtain necessary personnel at our other factories, this could have a material adverse effect on our results of operations and financial condition. Additionally, if the sale does not close, we may incur unexpected costs associated with an unutilized factory, we may incur additional costs to sell the factory to another buyer, and we may be forced to sell the factory at a less favorable price.
Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Net external sales of our consolidated foreign subsidiaries totaled approximately 41.0%, 43.5% and 55.2% of our total consolidated net sales in 2016, 2015 and 2014, respectively. We expect that the international share of our total revenues will continue to make up a significant part of our current business and future strategic plans. Additionally, we operate factories in the PRC, Brazil and Mexico, as well as an engineering center in India. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, particularly in light of the new U.S. presidential administration. Legislation or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our after-tax profitability. For example, U.S. lawmakers are considering several U.S. corporate tax reform proposals, including, among others, proposals which could reduce or eliminate U.S. income tax deferrals on unrepatriated foreign earnings and eliminate tax incentives in exchange for a lower U.S. statutory tax rate.  In addition, the new U.S. presidential administration has introduced greater uncertainty with respect to future tax, trade regulations and trade agreements. Changes in tax policy, trade regulations or trade agreements, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.
Failure by Our International Operations to Comply With Anti-Corruption Laws or Trade Sanctions Could Increase Our Costs, Reduce Our Profits, Limit Our Growth, Harm Our Reputation, or Subject us to Broader Liability
We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The United States may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt our business or damage our reputation. In addition, an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support growth.
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

Risks Relating to Natural or Man-made Disasters, Contagious Disease, Terrorist Activity, and War May Adversely Affect Our Business, Financial Condition and Results of Operations
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we or they own or operate significant operations could cause a disruption in our or our third party’s production and distribution capabilities or a decline in demand for our products and services. In addition, actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce our ability to produce or sell our products which may adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
Dependence on Foreign Manufacturing
Although we own and operate factories in the PRC, Brazil and Mexico, third-party manufacturers located in Asia continue to manufacture a portion of our products. Our arrangements with these foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, changes in laws and policies (including fiscal policies), and other factors, which may have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.
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
Change in Competition and Pricing
Even with having our own factories located in the PRC, Brazil and Mexico, we will continue to rely on third-party manufacturers to build a portion of our universal wireless control products. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition may arise from manufacturers who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we may experience downward pressure on our pricing or lose sales, which may have a material adverse effect on our operating results, financial condition and cash flows.
Risks Related to Adverse Changes in General Business and Economic Conditions
Adverse changes in general business and economic conditions in the United States and worldwide may reduce the demand for some of our products and adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and health care costs, recessions, changing governmental policies, laws and regulations, increased tariffs, and other economic factors may adversely affect our results of operations, cash flow, liquidity or financial condition. Any such changes may impact our business in a number of ways, including:
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
Potential impact on trade receivables
Credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable balances and longer days sales outstanding. Continuation of these conditions may limit our ability to collect our accounts receivable, which may result in greater expense associated with collection efforts and increased bad debt expense.
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
The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance.
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations may continue. From January 1, 2012 to March 6, 2017, the trading price of our common stock has ranged from a low of $11.40 per share to a high of $80.42 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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
In addition, our executive officers periodically sell shares of our common stock which they own, often pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Sales of shares by our executive officers may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by such sales of shares by our executive officers.
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

Future Sales of Our Equity May Depress the Market Price of Our Common Stock.
We have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock may be negatively affected. Additionally, in March 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (with the first two-year period commencing on January 1, 2016) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. To the extent that the warrants vest and Comcast exercises the warrants and sells any of the shares of common stock issuable upon exercise, or the perception that such sales may occur, could adversely affect the market price of our common stock.
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

During the years ended December 31, 2016 and 2015, we had sales in excess of 10% of our net sales to each of Comcast and DIRECTV and its sub-contractors. During the year ended December 31, 2014, we had sales to DIRECTV and its sub-contractors that totaled in excess of 10% of our net sales. The loss of any of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.
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
Disruptions Caused by Labor Disputes or Organized Labor Activities Could Materially Harm our Business and Reputation
Currently, approximately 400 of our Brazil and Mexico employees are represented by labor unions. Disputes with the current labor unions or new union organizing activities could lead to production slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to some of our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.
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
Transportation Costs, Tariffs, and Impact of Oil Prices
We ship products from our factories and foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand or delays in production and, as a result, products may be shipped via air which is more costly than ocean shipments. We typically cannot recover the increased cost of air freight from our customers. Additionally, tariffs and other export fees may be incurred to ship products from foreign manufacturers to the customer. The inability to predict swings in demand or delays in production may increase the cost of freight which may have a material adverse effect on our product margins.
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
Growth Projections
Management has made projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") regarding future events and the financial performance of the company, including those involving:

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
Effectiveness of Our Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our internal control over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal control over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal control over financial reporting will be effective. Additionally, in 2016 we began implementing a new global ERP system which will start to impact our internal controls in 2017 as we begin the process of going live with this new system regionally in phases beginning in early 2017. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action may adversely affect our financial results and the market price of our common stock.
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
Changes in Financial Accounting Standards or Policies May Affect Our Reported Financial Condition or Results of Operations.
From time to time the Financial Accounting Standards Board (the "FASB") and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret GAAP, such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company may be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which may impact the timing of revenue recognition for new and existing contracts with customers. This and other potential changes in reporting standards may substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our global headquarters is located in Santa Ana, California. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Santa Ana, California	Corporate headquarters, engineering, research and development	36,184	Leased, expires October 31, 2022
Twinsburg, Ohio	Call center	21,509	Leased, expires December 31, 2017
Carlsbad, California	Engineering, research and development	27,141	Leased, expires November 30, 2017
San Mateo, California	Engineering, research and development	5,826	Leased, expires December 31, 2022
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 28, 2019
Bangalore, India	Engineering, research and development	21,326	Leased, expires March 31, 2017
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires June 30, 2019
Suzhou, PRC	Engineering, research and development	4,908	Leased, expires December 31, 2018
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025
Guangzhou, PRC (1) (2)	Manufacturing facility	710,203	Land leased, expires June 30, 2044
Qinzhou, PRC	Manufacturing facility	321,313	Leased, expires May 31, 2018
Manaus, Brazil	Manufacturing facility	56,657	Leased, expires August 19, 2018
Monterrey, Mexico	Manufacturing facility	50,000	Leased, expires March 31, 2019

(1)
Private ownership of land in mainland PRC is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. These facilities were developed on land which we lease from the PRC government.

(2)
As discussed in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 13", this facility is subject to a pending sale that is expected to close in 2018.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 6, 2017 was $68.30. Our stockholders of record on March 6, 2017 numbered 110. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2016		2015
	High	Low	High	Low
First Quarter	$65.81	$45.20	$66.75	$54.03
Second Quarter	72.31	58.97	58.98	48.81
Third Quarter	80.42	70.02	52.55	41.61
Fourth Quarter	75.20	52.90	53.67	40.28
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2016 - October 31, 2016	—	$—	—	500,000
November 1, 2016 - November 30, 2016	109,134	66.48	106,354	393,646
December 1, 2016 - December 31, 2016	49,154	65.19	23,081	370,565
Total	158,288	$66.08	129,435	370,565

(1)
Of the repurchases in November and December, 2,780 and 26,073 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common stock at the time of vesting.

(3)
On November 3, 2016, the Company announced that it may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

During the year ended December 31, 2016, we repurchased 197,819 shares of our issued and outstanding common stock for $12.6 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On December 31, 2016, we had 370,565 shares available for repurchase under the Board's authorizations.
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

Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five year period ended December 31, 2016. The comparison assumes that $100 was invested on December 31, 2011 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Universal Electronics Inc.	$100	$115	$226	$385	$304	$383
S&P Small Cap 600	$100	$115	$160	$167	$162	$202
NASDAQ Composite Index	$100	$116	$160	$182	$192	$207
Peer Group Index (1)	$100	$97	$152	$185	$157	$198

(1) Companies in the Peer Group Index are as follows: TiVo Corporation (formerly Rovi Corporation), Logitech International, Dolby Laboratories, Inc., Harman International Industries, Inc., and VOXX International Corp. DTS Inc. was previously included in the Peer Group Index but has been removed due to its acquisition in December 2016 by Tessera Holding Corporation.
The information presented above is as of December 31, 2011 through December 31, 2016. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Net sales	$651,371	$602,833	$562,329	$529,354	$463,090
Operating income	$25,397	$35,919	$41,280	$32,154	$26,202
Net income attributable to Universal Electronics Inc.	$20,354	$29,174	$32,534	$22,963	$16,553
Earnings per share attributable to Universal Electronics Inc.:
Basic	$1.41	$1.91	$2.06	$1.51	$1.11
Diluted	$1.38	$1.88	$2.01	$1.47	$1.10
Shares used in computing earnings per share:
Basic	14,465	15,248	15,781	15,248	14,952
Diluted	14,764	15,542	16,152	15,601	15,110
Cash dividends declared per common share	—	—	—	—	—
Gross margin	25.2%	27.7%	29.7%	28.6%	28.8%
Selling, general, administrative, research and development expenses as a % of net sales	21.3%	21.8%	22.4%	22.5%	23.2%
Operating margin	3.9%	5.9%	7.3%	6.1%	5.6%
Net income as a % of net sales	3.1%	4.8%	5.8%	4.3%	3.6%
Return on average assets	4.0%	6.1%	7.3%	5.7%	4.4%

	December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Working capital	$108,291	$100,200	$183,600	$158,548	$113,488
Ratio of current assets to current liabilities	1.5	1.5	2.3	2.3	2.0
Total assets	$521,036	$495,220	$463,070	$423,733	$379,324
Cash and cash equivalents	$50,611	$52,966	$112,521	$76,174	$44,593
Line of credit	$49,987	$50,000	$—	$—	$—
Stockholders’ equity	$280,510	$257,908	$315,621	$291,270	$250,650
Book value per share (1)	$19.28	$17.97	$19.85	$18.55	$16.74
Ratio of liabilities to liabilities and stockholders’ equity	46.2%	47.9%	31.8%	31.3%	33.9%

(1)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information for 2016 and 2015 compared to previous years is affected by the acquisition of the net assets of Ecolink during the third quarter of 2015. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 22" for further information.

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
Since our beginning in 1986, we have compiled an extensive device control database that covers nearly one million individual device functions and approximately 7,900 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced control technologies, emerging RF technologies, such as RF4CE, Bluetooth, and Bluetooth Smart have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We operate as one business segment. We have 23 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Mexico, the Netherlands, People's Republic of China (6), Singapore, Spain and the United Kingdom.
To recap our results for 2016:

•	Net sales increased 8.1% to $651.4 million in 2016 from $602.8 million in 2015.

•	Our gross margin percentage decreased from 27.7% in 2015 to 25.2% in 2016.

•	Operating expenses, as a percent of sales, decreased from 21.8% in 2015 to 21.3% in 2016

•	Operating income decreased 29.3% to $25.4 million in 2016 from $35.9 million in 2015, and our operating margin percentage decreased to 3.9% in 2016, compared to 5.9% in 2015.

•	Our effective tax rate increased to 19.1% in 2016 from 18.9% in 2015.
Our strategic business objectives for 2017 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.
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
We license our intellectual property including our patented technologies, trademarks, and database of control codes. When our license fees are paid on a per unit basis we record license revenue when our customers ship a product incorporating our intellectual property, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. When a fixed upfront license fee is received in exchange for the delivery of a particular database of infrared codes that represents the culmination of the earnings process, we record revenues when delivery has occurred, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for term license fees is recognized on a straight-line basis over the effective term of the license when we cannot reliably predict in which periods, within the term of the license, the licensee will benefit from the use of our patented inventions.
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
To evaluate whether goodwill is impaired, we conduct a two-step quantitative goodwill impairment test. In the first step we compare the estimated fair value of our single reporting unit to the reporting unit's carrying amount, including goodwill. We estimate the fair value of our reporting unit based on income and market approaches. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of enterprise value to EBITDA for comparable companies. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. To calculate the implied fair value of the reporting unit's goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit's fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized equal to the amount by which the carrying value of goodwill exceeds its implied fair value.
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
We are subject to income taxes in the United States and foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges in accordance with the accounting for uncertainty in income taxes prescribed by GAAP. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates.
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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.8	72.3	70.3
Gross profit	25.2	27.7	29.7
Research and development expenses	3.0	3.1	3.0
Selling, general and administrative expenses	18.3	18.7	19.4
Operating income	3.9	5.9	7.3
Interest income (expense), net	(0.2)	0.0	0.0
Other income (expense), net	0.1	(0.0)	(0.1)
Income before provision for income taxes	3.8	5.9	7.2
Provision for income taxes	0.7	1.1	1.4
Net income	3.1	4.8	5.8
Net income (loss) attributable to noncontrolling interest	0.0	(0.0)	—
Net income attributable to Universal Electronics Inc.	3.1%	4.8%	5.8%
Year Ended December 31, 2016 ("2016") Compared to Year Ended December 31, 2015 ("2015")
Net sales. Net sales for 2016 were $651.4 million, an increase of 8.1% compared to $602.8 million in 2015. Net sales by our business and consumer lines were as follows:

	2016		2015
	$ (millions)	% of total	$ (millions)	% of total
Business	$601.7	92.4%	$551.0	91.4%
Consumer	49.7	7.6%	51.8	8.6%
Total net sales	$651.4	100.0%	$602.8	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.4% of net sales in 2016 compared to 91.4% in 2015. Net sales in our Business lines in 2016 increased by 9.2% to $601.7 million from $551.0 million in 2015 driven by an increased demand in both the subscription broadcasting and OEM markets for our advanced products which include features such as voice control and two-way RF technologies.
Net sales in our Consumer lines (One For All® retail and private label) were 7.6% of net sales in 2016 compared to 8.6% in 2015. Net sales in our Consumer lines in 2016 decreased by 4.1% to $49.7 million from $51.8 million in 2015. This decrease was driven primarily by the weakening of the British Pound compared to the U.S. Dollar, which negatively impacted sales in the current year by $2.4 million.
Gross profit. Gross profit in 2016 was $164.1 million compared to $166.7 million in 2015. Gross profit as a percent of sales decreased to 25.2% in 2016 from 27.7% in 2015. The gross margin percentage was unfavorably impacted in 2016 by an increase in sales to certain large customers that yield a lower gross margin rate than our company average. In addition, manufacturing inefficiencies were incurred resulting from the transition of production activities from our southern-most China factory to our other three factories located in China. We expect to continue to experience manufacturing inefficiencies over the next six to nine months as we complete this transition. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development ("R&D") expenses. R&D expenses increased 9.4% to $19.9 million in 2016 from $18.1 million in 2015 as a result of increased levels of research and development in existing categories as well as new categories including home security.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 5.5% to $118.9 million in 2016 from $112.7 million in 2015. This increase was driven primarily by severance costs associated with a factory transition, increased operating costs associated with our August 2015 acquisition of Ecolink, and increased payroll costs associated with additional headcount required to support product development efforts. Severance costs were incurred related to the transition of manufacturing activities from our higher cost factory located in southern China to our lower cost factories located in other regions within China. We expect this transition and related severance costs to continue over the next six to nine months. These increases were partially offset by a lower level of patent litigation related costs as well as the weakening of the Chinese Yuan Renminbi versus the U.S. Dollar.
Interest income (expense), net. Net interest expense was $1.0 million in 2016 compared to net interest income of $63 thousand in 2015. This increase was primarily attributable to an increased level of borrowings on our line of credit.
Other income (expense), net. Net other income was $0.8 million in 2016 compared to net other expense of $7 thousand in 2015. This change was driven primarily by foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. Dollar.
Income tax expense. Income tax expense was $4.8 million in 2016 compared to $6.8 million in 2015. Our effective tax rate was consistent at 19.1% in 2016 compared to 18.9% in 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 ("2014")
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
Net sales in our Consumer lines (One For All® retail and private label) were 8.6% of net sales in 2015 compared to 9.8% in 2014. Net sales in our Consumer lines in 2015 decreased by 6.2% to $51.8 million from $55.2 million in 2014. This decrease was driven primarily by the weakening of the Euro and the British Pound compared to the U.S. Dollar, which negatively impacted sales in 2015 by $5.3 million. This unfavorable currency impact was partially offset by increased sales in the European market.
Gross profit. Gross profit in 2015 was $166.7 million compared to $166.9 million in 2014. Gross profit as a percent of sales decreased to 27.7% in 2015 from 29.7% in 2014. The gross margin percentage was unfavorably impacted by an increase in sales to certain large customers that yield a lower gross margin rate than our company average, labor inflation in China where our four manufacturing facilities are located, and a decrease in royalty revenue associated with the TV and mobile device markets. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development expenses. R&D expenses increased 6.9% to $18.1 million in 2015 from $17.0 million in 2014 as a result of our research and development efforts in existing categories as well as new categories such as the home security channel.
Selling, general and administrative expenses. SG&A expenses increased 3.7% to $112.7 million in 2015 from $108.6 million in 2014. This increase was attributable primarily to an unfavorable court order in a patent litigation lawsuit of $4.6 million in the third quarter of 2015 as well as increased payroll costs driven by additional headcount to support product development efforts and annual merit increases. SG&A expenses also increased due to increased delivery expenses as a result of the additional sales to North American subscription broadcasting customers in 2015 and the rerouting of certain shipments in the first quarter of 2015 due to temporary port congestion in Los Angeles, California. These increases were partially offset by the weakening of the Euro and Brazilian Real and a decrease in incentive compensation costs.

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
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Year Ended December 31, 2016	Increase (Decrease)	Year Ended December 31, 2015	Increase (Decrease)	Year Ended December 31, 2014
Cash provided by operating activities	$49,543	$23,449	$26,094	$(37,379)	$63,473
Cash used for investing activities	(42,515)	5,134	(47,649)	(29,230)	(18,419)
Cash provided by (used for) financing activities	(4,446)	30,696	(35,142)	(27,096)	(8,046)
Effect of exchange rate changes on cash	(4,937)	(2,079)	(2,858)	(2,197)	(661)
Net increase (decrease) in cash and cash equivalents	$(2,355)	$57,200	$(59,555)	$(95,902)	$36,347

	December 31, 2016	Increase (Decrease)	December 31, 2015
Cash and cash equivalents	$50,611	$(2,355)	$52,966
Working capital	108,291	8,091	100,200
Net cash provided by operating activities increased $23.4 million in 2016 when compared to 2015, primarily due to the net impact of changes in working capital needs associated with accounts receivable, inventories and accounts payable. With respect to accounts receivable, although net sales increased by 8.1% in 2016 compared to 2015, accounts receivable only increased by 2.3% due to the timing of sales in the current year period. Additionally, we experienced a greater growth in accounts receivable in 2015 as a result of us extending longer payment terms to certain significant customers. At December 31, 2016, days sales outstanding was 70 days compared to 68 days at December 31, 2015. Cash outflows associated with inventories were greater in 2015 compared to 2016 primarily due to preparation in 2015 for the manufacturing transition of certain products from our southern China factory to our other three factories located in China. The decrease in cash inflows associated with accounts payable were largely driven by the decrease in cash outflows associated with inventories.
Net cash provided by operating activities decreased $37.4 million in 2015 when compared to 2014, primarily due to the net impact of changes in working capital needs associated with inventories, accounts receivable and accounts payable. In 2015 we deliberately increased our inventory levels in order to meet the strong demand for our higher end products in the subscription broadcast channel as well as prepare for the manufacturing transition of certain products from our southern China factory to our other three factories located in China. With respect to accounts receivable, we experienced a greater growth in outstanding accounts receivable in 2015 as a result of increased sales levels. Additionally, days sales outstanding increased from 64 days at December 31, 2014 to 68 days at December 31, 2015 as a result of us extending longer payment terms to a couple of significant customers. Increased cash inflows from accounts payable were largely attributable to the increase in inventories as well as an effort to extend payment terms with certain vendors.
Net cash used for investing activities during 2016 was $42.5 million compared to $47.6 million and $18.4 million of net cash used during 2015 and 2014, respectively. Our 2016, 2015 and 2014 cash used for investing activities primarily included our investments in property, plant and equipment as well as internally developed patents. In 2015, cash used for investing activities also included our acquisition of the net assets of Ecolink for $12.3 million, net of cash acquired. With respect to property, plant and equipment, we have increased our investment in machinery and equipment over the past two years in order to meet the increased demand for advanced remote controls. We have also been increasing the amount of automation in our factories in an effort to mitigate the rising cost of labor in China. In addition, we are currently implementing a new global ERP system that will begin to go live in phases beginning in early 2017. As a result of these ongoing areas of investment, we anticipate that property, plant and equipment purchases in 2017 will total between $22 million and $25 million.

Net cash used for financing activities was $4.4 million during 2016 compared to net cash used for financing activities of $35.1 million during 2015 and net cash used for financing activities of $8.0 million during 2014. During 2016, we purchased 197,819 shares of our common stock at a cost of $12.6 million, compared to 1,816,293 and 383,978 shares at a cost of $89.4 million and $16.2 million during 2015 and 2014, respectively. Offsetting these cash outflows were net borrowings on our line of credit of $50.0 million in 2015 as well as proceeds from stock option exercises of $6.2 million, $1.7 million and $8.1 million in 2016, 2015 and 2014, respectively.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2016, we had 370,565 shares available for repurchase on the open market under the Board's authorizations.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Operating lease obligations	$12,066	$3,778	$4,619	$2,502	$1,167
Capital lease obligations	13	13	—	—	—
Purchase obligations(1)	4,418	4,418	—	—	—
Contingent consideration (2)	10,500	—	5,208	5,292	—
Total contractual obligations	$26,997	$8,209	$9,827	$7,794	$1,167

(1)	Purchase obligations consist of contractual payments to purchase tooling and other fixed assets.

(2)	Contingent consideration consists of contingent payments related to our purchase of the net assets of Ecolink.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. More recently we have utilized our revolving line of credit to fund an increased level of share repurchases and our acquisition of the net assets of Ecolink. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and future discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. In addition, inventory levels typically increase in anticipation of factory closures in observance of Chinese New Year. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase our borrowing capacity on our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the market risks identified in "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

	December 31,
	2016	2015	2014
Cash and cash equivalents	$50,611	$52,966	$112,521
Available borrowing resources	35,000	34,987	54,987
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
On December 31, 2016, we had $3.3 million, $22.1 million, $5.3 million, $19.6 million and $0.3 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

On September 19, 2016, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2018. The Amended Credit Agreement provides for an $85.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On January 18, 2017, we entered into the Sixth Amendment to the Amended Credit Agreement in which the Credit Line was temporarily increased to $105.0 million through April 15, 2017, after which the Credit Line will revert back to $85.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at December 31, 2016.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at December 31, 2016 was 1.89%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2016, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At December 31, 2016, we had an outstanding balance of $50.0 million under the Credit Line.
Off-Balance Sheet Arrangements
We do not participate in any off-balance sheet arrangements.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.3 million annual impact on net income based on our outstanding Credit Line balance at December 31, 2016.
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

Foreign Currency Exchange Rate Risk
At December 31, 2016, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2016, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen relative to the U.S. Dollar fluctuate 10% from December 31, 2016, net income in the first quarter of 2017 would fluctuate by approximately $8.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Electronics Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON, LLP
Los Angeles, California
March 9, 2017

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$50,611	$52,966
Restricted cash	4,623	4,623
Accounts receivable, net	124,592	121,801
Inventories, net	129,879	122,366
Prepaid expenses and other current assets	7,439	6,217
Income tax receivable	1,054	55
Deferred income taxes	5,960	7,296
Total current assets	324,158	315,324
Property, plant, and equipment, net	105,351	90,015
Goodwill	43,052	43,116
Intangible assets, net	28,549	32,926
Deferred income taxes	10,430	8,474
Long-term restricted cash	4,600	—
Other assets	4,896	5,365
Total assets	$521,036	$495,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$97,157	$93,843
Line of credit	49,987	50,000
Accrued compensation	35,580	37,452
Accrued sales discounts, rebates and royalties	8,358	7,618
Accrued income taxes	375	4,745
Other accrued expenses	24,410	21,466
Total current liabilities	215,867	215,124
Long-term liabilities:
Long-term contingent consideration	10,500	11,751
Deferred income taxes	7,060	7,891
Income tax payable	791	629
Other long-term liabilities	6,308	1,917
Total liabilities	240,526	237,312
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,575,340 and 23,176,277 shares issued on December 31, 2016 and 2015, respectively	236	232
Paid-in capital	250,481	228,269
Treasury stock, at cost, 9,022,587 and 8,824,768 shares on December 31, 2016 and 2015, respectively	(222,980)	(210,333)
Accumulated other comprehensive income (loss)	(22,821)	(15,799)
Retained earnings	275,594	255,240
Universal Electronics Inc. stockholders' equity	280,510	257,609
Noncontrolling interest	—	299
Total stockholders' equity	280,510	257,908
Total liabilities and stockholders' equity	$521,036	$495,220
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales	$651,371	$602,833	$562,329
Cost of sales	487,247	436,084	395,429
Gross profit	164,124	166,749	166,900
Research and development expenses	19,850	18,141	16,975
Selling, general and administrative expenses	118,877	112,689	108,645
Operating income	25,397	35,919	41,280
Interest income (expense), net	(1,049)	63	11
Other income (expense), net	840	(7)	(840)
Income before provision for income taxes	25,188	35,975	40,451
Provision for income taxes	4,804	6,802	7,917
Net income	20,384	29,173	32,534
Net income (loss) attributable to noncontrolling interest	30	(1)	—
Net income attributable to Universal Electronics Inc.	$20,354	$29,174	$32,534

Earnings per share attributable to Universal Electronics Inc.:
Basic	$1.41	$1.91	$2.06
Diluted	$1.38	$1.88	$2.01
Shares used in computing earnings per share:
Basic	14,465	15,248	15,781
Diluted	14,764	15,542	16,152
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$20,384	$29,173	$32,534
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,022)	(11,353)	(7,428)
Total comprehensive income (loss)	13,362	17,820	25,106
Comprehensive income (loss) attributable to noncontrolling interest	30	(1)	—
Comprehensive income (loss) attributable to Universal Electronics Inc.	$13,332	$17,821	$25,106
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	22,344	$223	(6,639)	$(104,980)	$199,513	$2,982	$193,532	$—	$291,270
Net income							32,534	—	32,534
Currency translation adjustment						(7,428)			(7,428)
Shares issued for employee benefit plan and compensation	160	2			845				847
Purchase of treasury shares			(384)	(16,168)					(16,168)
Stock options exercised	391	4			8,118				8,122
Shares issued to Directors	15	—	15	210	(210)				—
Employee and director stock-based compensation					6,444				6,444
Balance at December 31, 2014	22,910	229	(7,008)	(120,938)	214,710	(4,446)	226,066	—	315,621
Net income (loss)							29,174	(1)	29,173
Currency translation adjustment						(11,353)			(11,353)
Shares issued for employee benefit plan and compensation	165	2			866				868
Purchase of treasury shares			(1,817)	(89,395)					(89,395)
Stock options exercised	71	1			1,711				1,712
Shares issued to Directors	30	—			—				—
Employee and director stock-based compensation					7,913				7,913
Tax benefit from exercise of non-qualified stock options and vested restricted stock					3,069				3,069
Business combination								378	378
Distribution to noncontrolling interest								(78)	(78)
Balance at December 31, 2015	23,176	232	(8,825)	(210,333)	228,269	(15,799)	255,240	299	257,908
Net income							20,354	30	20,384
Currency translation adjustment						(7,022)			(7,022)
Shares issued for employee benefit plan and compensation	130	1			912				913
Purchase of treasury shares			(198)	(12,647)					(12,647)
Stock options exercised	239	3			6,241				6,244
Shares issued to Directors	30	—			—				—
Employee and director stock-based compensation					10,324				10,324
Tax benefit from exercise of non-qualified stock options and vested restricted stock					2,007				2,007
Performance-based common stock warrants					2,728				2,728
Deconsolidation of Encore Controls LLC								(329)	(329)
Balance at December 31, 2016	23,575	$236	(9,023)	$(222,980)	$250,481	$(22,821)	$275,594	$—	$280,510
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash provided by operating activities:
Net income	$20,384	$29,173	$32,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,967	20,452	18,244
Provision for doubtful accounts	183	299	249
Provision for inventory write-downs	3,806	3,382	3,473
Deferred income taxes	(1,637)	(5,348)	(538)
Tax benefit from exercise of stock options and vested restricted stock	2,007	3,069	—
Excess tax benefit from stock-based compensation	(1,970)	(2,619)	—
Shares issued for employee benefit plan	913	868	847
Employee and director stock-based compensation	10,324	7,913	6,444
Performance-based common stock warrants	2,728	—	—
Changes in operating assets and liabilities:
Restricted cash	—	(4,623)	—
Accounts receivable	(3,882)	(29,407)	(7,966)
Inventories	(14,800)	(31,877)	(8,161)
Prepaid expenses and other assets	(772)	774	(2,803)
Accounts payable and accrued expenses	10,451	33,309	19,964
Accrued income taxes	(5,159)	729	1,186
Net cash provided by operating activities	49,543	26,094	63,473
Cash used for investing activities:
Acquisition of property, plant, and equipment	(40,651)	(32,989)	(16,566)
Acquisition of intangible assets	(1,912)	(2,395)	(1,853)
Increase in restricted cash	(4,797)	—	—
Deposit received toward sale of Guangzhou factory	4,797	—	—
Deconsolidation of Encore Controls LLC	48	—	—
Acquisition of net assets of Ecolink Intelligent Technology, Inc., net of cash acquired	—	(12,265)	—
Net cash used for investing activities	(42,515)	(47,649)	(18,419)
Cash provided by (used for) financing activities:
Borrowings under line of credit	147,974	84,500	—
Repayments on line of credit	(147,987)	(34,500)	—
Proceeds from stock options exercised	6,244	1,712	8,122
Treasury stock purchased	(12,647)	(89,395)	(16,168)
Distribution to noncontrolling interest	—	(78)	—
Excess tax benefit from stock-based compensation	1,970	2,619	—
Net cash provided by (used for) financing activities	(4,446)	(35,142)	(8,046)
Effect of exchange rate changes on cash	(4,937)	(2,858)	(661)
Net increase (decrease) in cash and cash equivalents	(2,355)	(59,555)	36,347
Cash and cash equivalents at beginning of year	52,966	112,521	76,174
Cash and cash equivalents at end of period	$50,611	$52,966	$112,521

Supplemental cash flow information:
Income taxes paid	$9,891	$7,793	$7,178
Interest paid	$1,208	$255	$—
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
Note 1 — Description of Business
Universal Electronics Inc. ("UEI"), based in Southern California, develops and manufactures a broad line of easy-to-use, pre-programmed universal wireless control products, audio-video accessories and intelligent wireless automation components as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home entertainment and automation environment. In addition, over the past 29 years, we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.
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
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for sales returns and doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
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
DECEMBER 31, 2016

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
We license our intellectual property including our patented technologies, trademarks, and database of control codes. When our license fees are paid on a per unit basis we record license revenue when our customers ship a product incorporating our intellectual property, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. When a fixed upfront license fee is received in exchange for the delivery of a particular database of infrared codes that represents the culmination of the earnings process, we record revenues when delivery has occurred, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for term license fees is recognized on a straight-line basis over the effective term of the license when we cannot reliably predict in which periods, within the term of the license, the licensee will benefit from the use of our patented inventions.
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
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.1 million, $1.1 million, and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $11.6 million, $12.7 million and $11.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
DECEMBER 31, 2016

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
The fair value of performance-based common stock warrants is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the price of our common stock, the risk-free interest rate, expected volatility, and expected life in years. The price of our common stock is equal to the average of the high and low trade prices of our common stock on the measurement date. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 17 for further information regarding performance-based common stock warrants.
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
Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other income (expense), net. See Note 18 for further information concerning transaction gains and losses.
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
DECEMBER 31, 2016

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
To evaluate whether goodwill is impaired, we conduct a two-step quantitative goodwill impairment test. In the first step we compare the estimated fair value of our single reporting unit to the reporting unit's carrying amount, including goodwill. We estimate the fair value of our reporting unit based on income and market approaches. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of enterprise value to EBITDA for comparable companies. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. To calculate the implied fair value of the reporting unit's goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit's fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized equal to the amount by which the carrying value of goodwill exceeds its implied fair value.
See Note 7 for further information concerning goodwill.
Long-Lived and Intangible Assets Impairment
Intangible assets consist principally of distribution rights, patents, trademarks and trade names, developed and core technologies, capitalized software development costs (see also Note 2 under the caption Capitalized Software Development Costs) and customer relationships. Capitalized amounts related to patents represent external legal costs for the application, maintenance and extension of the useful life of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to 15 years.
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
An impairment loss is the amount by which the carrying value of an asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we make assumptions regarding estimated future cash flows, discount rates and other factors.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
See Note 22 for further information concerning business combinations.
Derivatives
Our foreign currency exposures are primarily concentrated in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen and Mexican Peso. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes.
The derivatives we enter into have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other income (expense), net. Derivatives are recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. See Note 20 for further information concerning derivatives.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. On July 9, 2015, the FASB postponed the effective date of the new revenue standard by one year; however, early adoption is permitted as of the original effective date. We do not expect to early adopt ASU 2014-09. We are currently reviewing contract terms and assessing the impact of adopting this standard on our consolidated financial statements. While we are still in the process of conducting this analysis, the impact of this new guidance may accelerate revenue recognition for certain of our contractual arrangements, and the impact could be material. We expect to complete our assessment over the next six to nine months during which time we will also select a transition method.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-period Adjustments." This new guidance requires an acquirer in a business combination to recognize adjustments to the provisional amounts that are identified during the measurement period in the period in which the adjustment amounts are determined. In addition, the effect on earnings of changes in depreciation, amortization and other items as a result of the change to the provisional amounts, calculated as if the accounting had been complete as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal periods beginning after December 15, 2015 and must be applied prospectively. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial position or results of operations.
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
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory", which changes the accounting for income taxes consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under this new guidance, the income tax consequences of an intra-entity transfer of an asset other than inventory will be recognized when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of ASU 2016-16 could be material depending on the size of any intra-entity transfers we may implement in future periods.
In November 2016, the FASB issued ASU 2016-18,"Restricted Cash", which amends ASC 230, "Statement of Cash Flows". This new guidance addresses the classifications and presentation of changes in restricted cash in the statement of cash flows. ASU 2016-18 is effective for fiscal periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted. The adoption of ASU 2016-18 will modify our current disclosures by reclassifying certain amounts within the consolidated statement of cash flows, but is not expected to have a material effect on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal periods beginning after December 31, 2019. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 3 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2016	2015
United States	$3,277	$8,458
People's Republic of China ("PRC")	22,142	28,681
Asia (excluding the PRC)	5,260	5,346
Europe	19,630	8,093
South America	302	2,388
Total cash and cash equivalents	$50,611	$52,966
Restricted Cash
In connection with the court order issued on September 4, 2015, we placed $4.6 million of cash into a collateralized surety bond. This bond has certain restrictions for liquidation and has therefore been classified as restricted cash. Refer to Note 13 for further information about this ongoing litigation.
In connection with the pending sale of our Guangzhou factory in the PRC (Note 13), the buyer made a cash deposit of RMB 32 million ($4.6 million based on December 31, 2016 exchange rates) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds will not be released to us until the close of the sale. Accordingly, this deposit is presented as long-term restricted cash within our consolidated balance sheet.
Note 4 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

	December 31,
(In thousands)	2016	2015
Trade receivables, gross	$120,965	$119,090
Allowance for doubtful accounts	(904)	(822)
Allowance for sales returns	(539)	(507)
Net trade receivables	119,522	117,761
Other	5,070	4,040
Accounts receivable, net	$124,592	$121,801
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$822	$616	$478
Additions to costs and expenses	183	299	249
(Write-offs)/Foreign exchange effects	(101)	(93)	(111)
Balance at end of period	$904	$822	$616

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Sales Returns
The allowance for sales returns at December 31, 2016 and 2015 included reserves for items returned prior to year-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.4 million and $0.3 million on December 31, 2016 and 2015, respectively. The value of these returned goods was included in our inventory balance at December 31, 2016 and 2015.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Year Ended December 31,
	2016		2015		2014
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$149,476	22.9%	$129,475	21.5%	$—	(1)	—%	(1)
DIRECTV	68,110	10.5	74,857	12.4	58,622		10.4

(1)	Net sales to this customer did not total more than 10% of our total net sales in this period.
Trade receivables associated with Comcast Corporation accounted for $23.7 million, or 19.0% of our accounts receivable, net at December 31, 2016. Trade receivables associated with DIRECTV accounted for $12.9 million, or 10.3% of our accounts receivable, net at December 31, 2016. Trade receivables associated with Comcast Corporation accounted for $29.4 million, or 24.1% of our accounts receivable, net at December 31, 2015.
Note 5 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

	December 31,
(In thousands)	2016	2015
Raw materials	$33,059	$29,290
Components	15,046	12,228
Work in process	5,860	5,671
Finished goods	80,119	78,222
Reserve for excess and obsolete inventory	(4,205)	(3,045)
Inventories, net	$129,879	$122,366

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Balance at beginning of period	$3,045	$2,539	$2,714
Additions charged to costs and expenses (1)	3,464	3,070	3,181
Sell through (2)	(1,116)	(1,108)	(869)
Write-offs/Foreign exchange effects	(1,188)	(1,456)	(2,487)
Balance at end of period	$4,205	$3,045	$2,539

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.3 million, $0.3 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)	These amounts represent the reversal of reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Texas Instruments provided $42.4 million or 11.7% of total inventory purchases during the year ended December 31, 2016. Maxim Integrated Products International Limited provided $31.2 million or 10.7% of total inventory purchases during the year ended December 31, 2014. No single supplier provided more than 10% of our total inventory purchases during the years ended December 31, 2015.

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this supplier. Inventory purchases from this supplier were as follows:

	Year Ended December 31,
	2016		2015		2014
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$6,350	1.8%	$8,550	2.5%	$9,188	3.2%
Total accounts payable to this supplier were as follows:

	December 31,
	2016		2015
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$1,690	1.7%	$2,361	2.5%

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2016	2015
Buildings	$48,367	$50,044
Machinery and equipment	67,726	60,078
Tooling	31,773	26,231
Leasehold and building improvements	22,680	19,926
Software	11,581	11,067
Furniture and fixtures	3,794	4,005
Computer equipment	5,120	4,557
	191,041	175,908
Accumulated depreciation	(101,768)	(96,365)
	89,273	79,543
Construction in progress	16,078	10,472
Total property, plant, and equipment, net	$105,351	$90,015
Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $20.7 million, $15.6 million and $14.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The net book value of property, plant, and equipment located within the PRC was $90.0 million and $79.4 million on December 31, 2016 and 2015, respectively.
Construction in progress was as follows:

	December 31,
(In thousands)	2016	2015
Buildings	$118	$105
Machinery and equipment	4,625	6,620
Tooling	2,219	1,265
Leasehold and building improvements	1,335	244
Software	7,674	1,888
Other	107	350
Total construction in progress	$16,078	$10,472
We expect that most of the assets under construction will be placed into service during the first six months of 2017. We will begin to depreciate the cost of these assets under construction once they are placed into service.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Goodwill and changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2014	$30,739
Goodwill acquired during the period (1)	12,564
Foreign exchange effects	(187)
Balance at December 31, 2015	43,116
Foreign exchange effects	(64)
Balance at December 31, 2016	$43,052

(1)	During 2015, we recognized $12.6 million of goodwill related to the Ecolink Intelligent Technology, Inc. acquisition. Please refer to Note 22 for further information about this acquisition.
We conducted annual goodwill impairment reviews on December 31, 2016, 2015, and 2014 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.
Intangible Assets, Net
The components of intangible assets, net were as follows:

	December 31,
	2016			2015
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Distribution rights (10 years)	$302	$(119)	$183	$312	$(96)	$216
Patents (10 years)	12,038	(4,775)	7,263	11,425	(4,737)	6,688
Trademarks and trade names (10 years) (2)	2,400	(1,310)	1,090	2,401	(1,053)	1,348
Developed and core technology (5-15 years) (2)	12,585	(4,068)	8,517	12,587	(2,144)	10,443
Capitalized software development costs (2 years)	142	(5)	137	167	(97)	70
Customer relationships (10-15 years) (2)	27,703	(16,344)	11,359	27,715	(13,554)	14,161
Total intangible assets, net	$55,170	$(26,621)	$28,549	$54,607	$(21,681)	$32,926

(1)	This table excludes the gross value of fully amortized intangible assets totaling $10.2 million and $9.0 million on December 31, 2016 and 2015, respectively.

(2)
During the third quarter of 2015, we purchased a trade name valued at $0.4 million, which is being amortized ratably over seven years; developed technology valued at $9.1 million, which is being amortized over a weighted average period of approximately five years; and customer relationships valued at $1.3 million, which are being amortized ratably over five years. Refer to Note 22 for further information regarding our purchase of these intangible assets.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cost of sales	$76	$123	$153
Selling, general and administrative	6,198	4,719	4,009
Total amortization expense	$6,274	$4,842	$4,162

Estimated future amortization expense related to our intangible assets at December 31, 2016, is as follows:

(In thousands)
2017	$6,415
2018	6,390
2019	6,312
2020	5,222
2021	2,932
Thereafter	1,278
Total	$28,549
The remaining weighted average amortization period of our intangible assets is 4.8 years.
Note 8 — Line of Credit
On September 19, 2016, we extended the term of our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2018. The Amended Credit Agreement provides for an $85.0 million line of credit ("Credit Line") that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On January 18, 2017, we entered into the Sixth Amendment to the Amended Credit Agreement in which the Credit Line was temporarily increased to $105.0 million through April 15, 2017, after which the Credit Line will revert back to $85.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $13 thousand at December 31, 2016.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at December 31, 2016 was 1.89%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2016, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At December 31, 2016, we had $50.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $1.3 million, $0.3 million and $23 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 9 — Income Taxes
Pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Domestic operations	$165	$(6,857)	$(2,793)
Foreign operations	25,023	42,832	43,244
Total	$25,188	$35,975	$40,451

The provision for income taxes charged to operations were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current tax expense:
U.S. federal	$1,748	$2,726	$47
State and local	374	189	49
Foreign	4,150	9,028	8,127
Total current	6,272	11,943	8,223
Deferred tax (benefit) expense:
U.S. federal	(1,416)	(4,588)	(687)
State and local	(356)	(87)	74
Foreign	304	(466)	307
Total deferred	(1,468)	(5,141)	(306)
Total provision for income taxes	$4,804	$6,802	$7,917
Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Inventory reserves	$1,396	$1,228
Capitalized research costs	44	52
Capitalized inventory costs	704	926
Net operating losses	485	582
Acquired intangible assets	136	148
Accrued liabilities	4,739	5,194
Income tax credits	12,509	11,251
Stock-based compensation	3,376	2,064
Total deferred tax assets	23,389	21,445
Deferred tax liabilities:
Depreciation	(2,924)	(2,639)
Allowance for doubtful accounts	(241)	(223)
Amortization of intangible assets	(780)	(1,274)
Other	(1,479)	(2,752)
Total deferred tax liabilities	(5,424)	(6,888)
Net deferred tax assets before valuation allowance	17,965	14,557
Less: Valuation allowance	(8,635)	(6,678)
Net deferred tax assets	$9,330	$7,879

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Tax provision at statutory U.S. rate	$8,554	$12,232	$13,753
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(553)	(554)	(580)
Foreign tax rate differential	(3,244)	(5,762)	(7,150)
Nondeductible items	839	874	1,093
Federal research and development credits	(710)	(678)	(842)
Change in deductibility of social insurance	8	649	688
Valuation allowance	1,598	621	661
Foreign permanent benefit	(2,110)	(675)	—
Other	422	95	294
Tax provision	$4,804	$6,802	$7,917
At December 31, 2016, we had foreign tax credit carryforwards of approximately $1.7 million, and federal and state Research and Experimentation ("R&E") income tax credit carryforwards of approximately $3.0 million and $7.6 million, respectively. The foreign tax credits begin to expire in 2024. The federal R&E credits begin to expire in 2032. The state R&E income tax credits do not have an expiration date.
At December 31, 2016, we had federal, state and foreign net operating loss carryforwards of $0.6 million, $2.1 million and $0.2 million, respectively. Included in our U.S. net operating loss deferred tax assets above is $3.5 million of unrealized gross deferred tax assets attributable to excess tax benefits associated with stock-based compensation that will impact stockholders' equity if and when such excess benefits are ultimately realized. The federal, state and foreign net operating loss carryforwards begin to expire during 2024, 2018 and 2021, respectively. Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that may be utilized if certain changes to a company’s ownership occur. The annual federal limitation is approximately $0.6 million for 2016 and thereafter.
At December 31, 2016, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carry-back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, we established a valuation allowance against certain deferred tax assets. This valuation allowance primarily relates to state R&E income tax credits generated during prior years and the current year. Additionally, we recorded $1.0 million of valuation allowance during the year ended December 31, 2016 primarily against certain deferred tax assets associated with our Guangzhou factory as a result of the pending sale of this factory and related transition of manufacturing activities (see Note 13 for further details). If and when recognized, the tax benefits relating to any reversal of valuation allowance will be recorded as a reduction of income tax expense. The total valuation allowance increased by $2.0 million and $1.0 million during the years ended December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016 and 2015, we recognized an increase to paid-in capital and a decrease to income taxes payable of $2.0 million and $3.1 million related to the tax benefit from the exercise of non-qualified stock options and vesting of restricted stock under our stock-based incentive plans.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

During 2012, China's State Administration of Taxation issued Circular 15 which required us to reevaluate our foreign deferred tax assets relating to our Chinese subsidiaries. These subsidiaries have recorded a deferred tax asset for social insurance and housing funds with the intent of being able to deduct these expenses once such liabilities have been settled. Circular 15 stipulates that payments into the aforementioned funds must be made within five years of recording the initial accrual or the tax deduction for these expenses will be forfeited. At December 31, 2016, we evaluated fund payments made prior to the preceding five years and determined that none of our foreign deferred tax assets related to social insurance and housing would provide a future tax benefit due to the change in Chinese law. In adhering to the new law, we recorded increases to income tax expense of $0.6 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively, relating to decreases in the deferred tax assets of our Chinese subsidiaries.
Uncertain Tax Positions
At December 31, 2016 and 2015, we had unrecognized tax benefits of approximately $3.9 million and $3.7 million, including interest and penalties, respectively. We classify interest and penalties as components of tax expense. Interest and penalties were $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Interest and penalties are included in the unrecognized tax benefits.
Changes to our gross unrecognized tax benefits were as follows:

	Year ended December 31,
(In thousands)	2016	2015	2014
Balance at beginning of period	$3,469	$3,486	$3,490
Additions as a result of tax provisions taken during the current year	305	463	213
Subtractions as a result of tax provisions taken during the prior year	—	(161)	(150)
Foreign currency translation	(93)	(79)	(8)
Lapse in statute of limitations	(67)	(241)	(59)
Settlements	—	—	—
Other	8	1	—
Balance at end of period	$3,622	$3,469	$3,486
Approximately $3.6 million, $3.3 million and $3.2 million of the total amount of gross unrecognized tax benefits at December 31, 2016, 2015 and 2014, respectively, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.1 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. At December 31, 2016, the open statutes of limitations for our significant tax jurisdictions are the following: federal are 2013 through 2015, state are 2012 through 2015 and foreign are 2010 through 2015.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 10 — Accrued Compensation
The components of accrued compensation were as follows:

	December 31,
(In thousands)	2016	2015
Accrued social insurance(1)	$19,974	$18,923
Accrued salary/wages	7,903	7,549
Accrued vacation/holiday	2,411	2,227
Accrued bonus(2)	2,421	5,914
Accrued commission	933	1,084
Accrued medical insurance claims	122	218
Other accrued compensation	1,816	1,537
Total accrued compensation	$35,580	$37,452

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2016 and 2015.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.7 million and $0.7 million at December 31, 2016 and 2015, respectively.

Note 11 — Other Accrued Expenses
The components of other accrued expenses were as follows:

	December 31,
(In thousands)	2016	2015
Advertising and marketing	$213	$191
Deferred revenue	1,431	1,434
Duties	1,127	1,318
Freight and handling fees	1,919	1,942
Product development	454	630
Product warranty claim costs	134	35
Professional fees	1,313	1,714
Property, plant and equipment	1,017	551
Sales taxes and VAT	2,715	3,170
Third-party commissions	853	585
Tooling (1)	1,520	1,173
Unrealized loss on foreign currency exchange contracts	1,623	1,164
URC court order and settlement agreement (Notes 3 and 13)	6,622	4,629
Utilities	331	278
Other	3,138	2,652
Total other accrued expenses	$24,410	$21,466

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Related Party Vendor
We have obtained certain engineering support services for our India subsidiary from JAP Techno Solutions ("JAP"). The owner of JAP is the spouse of the managing director of our India operations. Total fees paid to JAP for the years ended December 31, 2015 and 2014 were $77 thousand and $39 thousand, respectively. No amounts were paid to this vendor during the year ended December 31, 2016.
Note 12 — Leases
We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.
Rent expense for our operating leases was $4.0 million, $3.6 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Estimated future minimum non-cancelable operating lease payments at December 31, 2016 were as follows:

(In thousands)	Amount
2017	$3,778
2018	2,983
2019	1,636
2020	1,247
2021	1,255
Thereafter	1,167
Total operating lease commitments	$12,066
Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 48 months to 125 months. The related short term liability is recorded in other accrued expenses (see Note 11) and the related long term liability is recorded in other long term liabilities. The total liability related to rent escalations was $1.1 million and $1.1 million at December 31, 2016 and 2015, respectively.
The lease agreement for our corporate headquarters contains an allowance for moving expenses and tenant improvements of $1.5 million. These moving and tenant improvement allowances are recorded within other accrued expenses and other long term liabilities, depending on the short-term or long-term nature, and are being amortized as a reduction of rent expense over the 125-month term of the lease, which began on May 15, 2012.
Rental Costs During Construction
Rental costs associated with operating leases incurred during a construction period are expensed.
Prepaid Land Leases
We operate two factories within the PRC on which the land is leased from the government as of December 31, 2016. These land leases were prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained land-use right certificates for the land pertaining to these factories.
The first factory is located in the city of Guangzhou in the Guangdong province. The remaining net book value of this prepaid lease was $1.1 million on December 31, 2016, and will be amortized on a straight-line basis over approximately 14 years. The buildings located on this land had a net book value of $11.2 million on December 31, 2016 and will be depreciated over a remaining weighted average period of 16 years. As further discussed in Note 13, this factory is subject to a pending sale that is expected to close in 2018.
The second factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this prepaid lease was $2.6 million on December 31, 2016, and will be amortized on a straight-line basis over the remaining term of approximately 42 years. The buildings located on this land had a net book value of $20.8 million on December 31, 2016 and will be depreciated over a remaining weighted average period of 23 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Balance at beginning of period	$35	$353	$41
Accruals for warranties issued during the period	102	23	1,178
Settlements (in cash or in kind) during the period	(3)	(341)	(866)
Balance at end of period	$134	$35	$353
Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to reduce our manufacturing costs by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other three China factories where labor rates are lower. As a result, we incurred severance costs of $4.5 million during the year ended December 31, 2016, which are included within selling, general and administrative expenses. We expect to incur additional severance costs of approximately $7 million as we continue to execute this transition over the next nine to 12 months. Because severance costs relate to involuntary terminations, we record the related liability at the communication date. At December 31, 2016, we had $2.7 million of unpaid severance costs included within accrued compensation.
On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million (approximately $46 million based on December 31, 2016 exchange rates). Under the terms of the agreement, we have up to 24 months to cease all operations within the facility. The closing of the sale will be subject to customary due diligence and local regulatory approval and is expected to be completed within approximately 28 months from the execution of the agreement. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account upon the execution of the agreement, which we have presented as long-term restricted cash in our consolidated balance sheet (also refer to Note 3). The remaining balance of the purchase price is to be placed into the escrow account prior to the closing of the sale and will be released to us upon closing.
Litigation
On March 2, 2012 and June 28, 2013, we filed two different lawsuits against Universal Remote Control, Inc. ("URC") alleging that URC, and in some cases its affiliated suppliers Ohsung Electronics Co., Ltd. and Ohsung Electronics USA, Inc. (collectively "Ohsung"), were infringing on certain of our patents. In September 2015, the court awarded URC $4.6 million in attorneys' fees and costs related to the first lawsuit, which we accrued within selling, general and administrative expenses for the year ended December 31, 2015 and placed an equal amount into a surety bond (described in Note 3). In December 2016, in connection with

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

these matters, we entered into a confidential Settlement, License and Release Agreement dated September 22, 2016 with URC and Ohsung (collectively the “URC Parties”) to settle all litigation matters (including the malicious prosecution litigation described below) between us and the URC Parties. By and during the term of this agreement, we and the URC Parties have dismissed all litigation matters and appeals with prejudice. Additionally, the URC Parties have received a limited paid up license to the technologies covered by the patents in this litigation and a limited covenant not to sue with respect to certain of URC's products existing as of the settlement date. As a result of the Settlement, License and Release Agreement, we accrued $2.0 million within selling, general and administrative expenses for the year ended December 31, 2016, bringing the total liability accrued in connection with the URC matters to $6.6 million at December 31, 2016. On January 30, 2017, we paid URC $6.6 million, and on February 10, 2017, the $4.6 million surety bond was returned to us.
On April 28, 2016, URC filed a malicious prosecution lawsuit against us in the Superior Court of California, County of Orange (Universal Remote Control, Inc. v. Universal Electronics Inc., 30-2016-00849239-CU-BT-CJC). This lawsuit was dismissed with prejudice by URC as part of the overall Settlement, License and Release Agreement discussed above.
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido") filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV"), and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplies Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the products at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed the appeal and on February 15, 2016, the appellate court heard oral arguments. While awaiting the appellate court’s ruling, we requested and received permission to submit additional filings in support of our position. As such, the court set a new date for all new filings to be submitted and set a status conference for March 2017. In addition, in September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition has been set for July 2017. Finally, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and we intend to vigorously defend against these claims. A hearing on this matter occurred in February 2017 with the court allowing the parties to submit additional filings to further support their respective positions. A further hearing has been scheduled for early summer 2017.
On January 26, 2017, OpenTV, Inc., Naga USA, Inc., Nagravision SA, and Kudelski SA (collectively, the “Kudelski Group”) filed a request with the U.S. International Trade Commission (“ITC”) to institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended concerning certain remote control devices we supply Comcast Corporation (“Comcast”) to which the ITC agreed to accept this request. By this request, the Kudelski Group will seek exclusion of certain digital television set-top boxes, remote control devices, and components thereof imported into the United States by Comcast and/or various of its subsidiaries, ARRIS International plc and/or various of its subsidiaries, and us and/or certain of our subsidiaries. We deny the allegations made by the Kudelski Group against us and we intend to vigorously defend against them.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2016 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2016, approximately 47 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of 5 years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2016 and 2015 for the India Plan was not material. During the years ended December 31, 2016, 2015, and 2014, the net periodic benefit costs were also not material.
Note 14 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of December 31, 2016, we had 370,565 shares available for repurchase under the Board's authorizations.
Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Shares repurchased	198	1,817	384
Cost of shares repurchased	$12,647	$89,395	$16,168
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate, which has included compensating our outside directors. During the year ended December 31, 2014, we issued 15,000 shares from treasury to outside directors for services performed (see Note 16).
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
United States	$338,338	$287,678	$201,579
Asia (excluding PRC)	89,527	109,960	129,614
People’s Republic of China	77,224	74,475	98,057
Europe	74,113	65,579	70,663
Latin America	47,286	38,985	38,912
Other	24,883	26,156	23,504
Total net sales	$651,371	$602,833	$562,329
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Long-lived tangible assets by geographic area were as follows:

	December 31,
(In thousands)	2016	2015
United States	$11,948	$7,015
People's Republic of China	94,113	83,794
All other countries	4,186	4,571
Total long-lived tangible assets	$110,247	$95,380
Note 16 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cost of sales	$57	$39	$16
Research and development expenses	541	428	323
Selling, general and administrative expenses:
Employees	7,095	5,946	4,927
Outside directors	2,631	1,500	1,178
Total employee and director stock-based compensation expense	$10,324	$7,913	$6,444

Income tax benefit	$3,102	$2,366	$1,897
Stock Options
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2016	2015	2014
Weighted average fair value of grants	$17.96	$24.47	$13.64
Risk-free interest rate	1.36%	1.39%	1.29%
Expected volatility	41.38%	43.36%	44.84%
Expected life in years	4.55	4.57	4.56

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Stock option activity was as follows:

	2016				2015				2014
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	648	$30.50			650	$25.56			924	$22.04
Granted	243	49.67			77	64.81			133	35.28
Exercised	(239)	26.09		$9,933	(71)	23.97		$2,193	(391)	20.76		$10,651
Forfeited/canceled/expired	—	—			(8)	20.64			(16)	20.77
Outstanding at end of the year (1)	652	$39.27	4.78	$16,553	648	$30.50	4.85	$14,556	650	$25.56	5.59	$25,653
Vested and expected to vest at the end of the year (1)	652	$39.27	4.78	$16,548	648	$30.50	4.85	$14,551	649	$25.57	5.58	$25,618
Exercisable at the end of the year (1)	363	$30.21	3.88	$12,511	493	$25.03	4.51	$12,979	421	$23.84	4.87	$17,345

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2016, 2015, and 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2016, 2015, and 2014. This amount will change based on the fair market value of our stock.

During the years ended December 31, 2016, 2015, and 2014, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2016, 2015, and 2014 was $6.2 million, $1.7 million, and $8.1 million, respectively. The actual tax benefit realized from option exercises was $2.6 million, $0.5 million and $3.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Significant option groups outstanding at December 31, 2016 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000’s)	Weighted-Average Remaining Years of Contractual Life	Weighted-Average Exercise Price	Number Exercisable (in 000’s)	Weighted-Average Exercise Price
$18.25 to $21.95	182	4.44	$20.15	180	$20.13
26.48 to 28.08	56	0.80	27.45	56	27.45
35.28 to 48.61	243	5.35	43.49	84	35.28
51.38 to 65.54	171	5.62	57.49	43	65.22
	652	4.78	$39.27	363	$30.21
As of December 31, 2016, we expect to recognize $3.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.
On February 8, 2017, certain executive employees were granted 91,795 stock options in connection with the 2016 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 8, 2018 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.8 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Restricted Stock
Non-vested restricted stock award activity was as follows:

	2016		2015		2014
	Shares (in 000’s)	Weighted-Average Grant Date Fair Value	Shares (in 000’s)	Weighted-Average Grant Date Fair Value	Shares (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	225	$51.31	266	$39.28	285	$24.64
Granted	77	63.30	138	53.64	155	51.29
Vested	(146)	51.10	(178)	35.09	(171)	25.78
Forfeited	(3)	60.17	(1)	63.19	(3)	37.78
Non-vested at end of the year	153	$57.43	225	$51.31	266	$39.28
As of December 31, 2016, we expect to recognize $7.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.5 years.
In February 2017, certain executives and employees were granted 96,705 restricted stock awards in connection with the 2016 annual review cycle. These awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (28,705 of these awards vest 33.33% on February 8, 2018 and 8.33% each quarter thereafter; and 68,000 of these awards vest at a rate of 33.33% per year beginning on February 16, 2018). The total grant date fair value of these awards was $6.1 million.
Stock Incentive Plans
Our active stock-based incentive plans include those adopted in 1999, 2003, 2006, 2010 and 2014 ("Stock Incentive Plans"). Under the Stock Incentive Plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our Stock Incentive Plans. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.
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
Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2016:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
1999A Stock Incentive Plan	10/7/1999	1,000,000	—	7,500
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	37,541
2006 Stock Incentive Plan	6/13/2006	1,000,000	—	118,553
2010 Stock Incentive Plan	6/15/2010	1,000,000	—	222,935
2014 Stock Incentive Plan	6/12/2014	1,100,000	517,066	418,800
			517,066	805,329

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 17 — Performance-Based Common Stock Warrants
On March 9, 2016, we issued common stock purchase warrants to Comcast to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (with the first two-year period commencing on January 1, 2016) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. The table below presents the purchase levels and number of warrants that will vest in each period based upon achieving these purchase levels.

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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. At December 31, 2016, none of the warrants had vested.
The assumptions we utilized in the Black-Scholes option pricing model and the resulting fair value of the warrants were the following:

December 31, 2016
Fair value	$30.88
Price of Universal Electronics Inc. common stock	$65.78
Risk-free interest rate	2.09%
Expected volatility	39.30%
Expected life in years	6.00
For the year ended December 31, 2016, we recorded $2.7 million as a reduction to net sales in connection with common stock warrants, and the related income tax benefit was $1.0 million. At December 31, 2016, we estimated the number of warrants that will vest based on the combination of purchases already made and projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at December 31, 2016 was $19.7 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 18 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net gain (loss) on foreign currency exchange contracts(1)	$(1,251)	$294	$(491)
Net gain (loss) on foreign currency exchange transactions	1,911	(522)	(363)
Other income	180	221	14
Other income (expense), net	$840	$(7)	$(840)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 20 for further details).
Note 19 — Earnings Per Share
Earnings per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2016	2015	2014
BASIC
Net income attributable to Universal Electronics Inc.	$20,354	$29,174	$32,534
Weighted-average common shares outstanding	14,465	15,248	15,781
Basic earnings per share attributable to Universal Electronics Inc.	$1.41	$1.91	$2.06
DILUTED
Net income attributable to Universal Electronics Inc.	$20,354	$29,174	$32,534
Weighted-average common shares outstanding for basic	14,465	15,248	15,781
Dilutive effect of stock options and restricted stock	299	294	371
Weighted-average common shares outstanding on a diluted basis	14,764	15,542	16,152
Diluted earnings per share attributable to Universal Electronics Inc.	$1.38	$1.88	$2.01
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Stock options	83	66	52
Restricted stock awards	10	28	10
Note 20 — Derivatives
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
DECEMBER 31, 2016

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

	December 31, 2016				December 31, 2015
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Balance	(Level 1)	(Level 2)	(Level 3)	Balance
Foreign currency exchange contracts	$—	$(1,584)	$—	$(1,584)	$—	$(1,146)	$—	$(1,146)
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $1.3 million, a net pre-tax gain of $0.3 million, and a net pre-tax loss of $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2016	USD/Euro	USD	$18.0	1.0513	$(61)	January 27, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.7230	$(974)	January 13, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$10.0	6.6757	$(457)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$2.0	3.4775	$(131)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$4.0	3.2316	$39	January 13, 2017

December 31, 2015	USD/Euro	USD	$7.0	1.0864	$(7)	January 22, 2016
December 31, 2015	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$22.5	6.2565	$(1,100)	January 15, 2016
December 31, 2015	USD/Brazilian Real	Brazilian Real	$1.0	3.7461	$(57)	January 15, 2016
December 31, 2015	USD/Brazilian Real	USD	$3.0	3.9503	$18	January 15, 2016

(1)	Gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Losses on foreign currency exchange contracts are recorded in other accrued expenses.
Note 21 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.9 million, $0.9 million and $0.8 million of expense for company contributions for the years ended December 31, 2016, 2015, and 2014, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 22 — Business Combination
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
At the time of acquisition, management determined that we were the primary beneficiary of Encore due to our ability to direct the activities that most significantly impact the economic performance of Encore, and thus we consolidated the financial statements of Encore commencing on the acquisition date. The aggregate fair value of Encore’s net assets on the acquisition date was $0.7 million, of which $0.4 million was attributable to the noncontrolling interest. The fair value attributable to the noncontrolling interest was based on the noncontrolling interest's ownership percentage in the fair values of the assets and liabilities of Encore.
On April 21, 2016, we sold our ownership interest in Encore to Encore's noncontrolling interest holder in exchange for full rights and ownership of Encore's patents and developed technology as well as the noncontrolling interest's portion of certain of Encore's tangible net assets. Additionally, as a condition of the sale of our ownership interest in Encore, we agreed to grant a royalty-free license to Encore for the use of Encore's developed technology and patents in connection with selling specific products to specific customers. As a result of this transaction, we no longer have any involvement with Encore other than the granting of this limited license. Upon deconsolidation, we recorded a gain of $65 thousand, based on the difference between the fair value of the net assets received and our ownership interest in Encore. This gain is presented in our consolidated income statement within other income (expense), net for the year ended December 31, 2016.
Our consolidated income statement for the year ended December 31, 2016 includes net sales of $4.8 million and a net loss of $1.3 million attributable to Ecolink. Our consolidated income statement for the the year ended December 31, 2015 includes net sales of $1.6 million and a net loss of $1.0 million attributable to Ecolink for the period commencing on August 31, 2015.
Contingent Consideration
We are required to make annual earnout payments upon the achievement of certain operating income levels attributable to Ecolink over the five year period from 2016 through 2020. The amount of earnout contingent consideration has no upper limit and is calculated at the end of each calendar year based upon certain percentages of operating income target levels as defined in the APA. Ecolink's operating income will be calculated using certain revenues, costs and expenses directly attributable to Ecolink as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 15.5% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At December 31, 2015 the fair value of the earnout contingent consideration was $11.8 million. During the year ended December 31, 2016, the fair value of the earnout contingent consideration decreased $1.3 million , primarily to reflect adjustments to the timing and amount of earnout payments as well as the related accretion driven by the time value of money. These adjustments were recorded within selling, general and administrative expenses. The fair value of earnout contingent consideration at December 31, 2016 was $10.5 million. The fair value of earnout contingent consideration is presented as long-term contingent consideration in our consolidated balance sheets.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Purchase Price Allocation
Using the acquisition method of accounting, the acquisition date fair value of the consideration transferred was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired was recorded as goodwill. The goodwill is expected to be deductible for income tax purposes. Management's purchase price allocation was the following:

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
DECEMBER 31, 2016

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
Note 23 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	2016
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$150,658	$170,986	$169,185	$160,542
Gross profit	37,647	43,456	41,785	41,236
Operating income	3,041	7,969	8,121	6,266
Net income	2,743	6,598	7,807	3,236
Net income attributable to Universal Electronics Inc.	2,721	6,590	7,807	3,236

Earnings per share attributable to Universal Electronics Inc. (1):
Basic	$0.19	$0.46	$0.54	$0.22
Diluted	$0.19	$0.45	$0.53	$0.22

	2015
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$132,705	$147,551	$160,467	$162,110
Gross profit	37,409	40,280	42,809	46,251
Operating income	6,103	10,400	9,033	10,383
Net income	5,189	8,375	6,274	9,335
Net income attributable to Universal Electronics Inc.	5,189	8,375	6,271	9,339

Earnings per share attributable to Universal Electronics Inc.(1):
Basic	$0.33	$0.53	$0.42	$0.65
Diluted	$0.32	$0.52	$0.41	$0.64

(1)
The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares and share equivalents outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Exchange Act Rule 13a-15(d) defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during the fourth quarter of 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Los Angeles, California
March 9, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption "SEC Filings" on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2016:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	644,450	$39.41	517,066
Equity compensation plans not approved by security holders	7,500	27.74	—
Total	651,950	$39.27	517,066

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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
Refer to the Exhibit Index, which is incorporated herein by reference. Any stockholder who would like a copy of any of the exhibits listed on the Exhibit Index in this Report may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Universal Electronics Inc., 201 E. Sandpointe Avenue, 8th Floor, Santa Ana, California 92707.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 9, 2017
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 9, 2017

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 9, 2017

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 9, 2017

William C. Mulligan Director	/s/ William C. Mulligan	March 9, 2017

J. C. Sparkman Director	/s/ J.C. Sparkman	March 9, 2017

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 9, 2017

Carl E. Vogel Director	/s/ Carl E. Vogel	March 9, 2017

Edward K. Zinser Director	/s/ Edward K. Zinser	March 9, 2017

EXHIBIT INDEX

Exhibit Number	Document Description

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

4.2
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

*10.4
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

*10.7
Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.8
Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044))

*10.9
Form of Universal Electronics Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix C to the Company's Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044))

10.10
Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

*10.11
Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

Exhibit Number	Document Description

*10.12	Form of Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.13
Pledge Agreement dated November 1, 2010 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

10.14
Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

*10.15
Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Appendix C to the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 30, 2010 (File No. 0-21044))

*10.16
Form of Option Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.17
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.18
Form of Second Amendment to Executive Officer Employment Agreement dated February 29, 2008 by and between Universal Electronics Inc. and Paul D. Arling (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013 (File No. 0-21044))

10.19
Acknowledgment and Agreement of Pledgor dated October 26, 2011 from UEI Hong Kong Private Limited (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 0-21044))

10.20
Standard Office Lease between Universal Electronics Inc. and The Realty Associates Fund VIII, L.P., dated May 11, 2012 (Incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 11, 2012 filed on May 18, 2012 (File No. 0-21044))

10.21
Amended and Restated Credit Agreement dated October 2, 2012 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013 (File No. 0-21044))

*10.22
Summary of Universal Electronics Inc. 2013 Director Compensation (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on 10-K for the year ended December 31, 2013 filed on March 12, 2014 (File No. 0-21044))

*10.23
Universal Electronics Inc. 2003 Stock Incentive Plan, Universal Electronics Inc. Compensation Plan for Outside Members of the Board of Directors (2001), and Universal Electronics Inc. 2004 Directors' Compensation Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 12, 2014 (File No. 333-194511))

*10.24	Universal Electronics Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.25
Form of Option Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.26
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

10.27
First Amendment to Amended and Restated Credit Agreement dated October 9, 2014 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 5, 2015 (File No. 0-21044))

10.28
Second Amendment to Amended and Restated Credit Agreement dated September 3, 2015 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 6, 2015 (File No. 0-21044))

Exhibit Number	Document Description

10.29
Third Amendment to Amended and Restated Credit Agreement dated as of November 10, 2015 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 (File No. 0-21044))

10.30
Fourth Amendment to Amended and Restated Credit Agreement dated as of February 3, 2016 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 (File No. 0-21044))

10.31
Registration Rights Agreement dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (Incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044))

10.32
Fifth Amendment to Amended and Restated Credit Agreement dated as of September 19, 2016 between Universal Electronics Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 0-21044))

10.33
Equity Transfer Agreement with Respect to Panyu Gemstar Project (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 0-21044))

*10.34	Employment and Separation Agreement and General Release made and entered into on October 26, 2016 between Universal Electronics BV and Paul J.M. Bennett (filed herewith)

10.35	Sixth Amendment to Amended and Restated Credit Agreement dated as of January 18, 2017 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.