Form 10-Q
period 2017-03-31
UNIVERSAL ELECTRONICS INC
filed 2017-05-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,432,883 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 5, 2017.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$62,654	$50,611
Restricted cash	—	4,623
Accounts receivable, net	129,231	124,592
Inventories, net	131,535	129,879
Prepaid expenses and other current assets	8,350	7,439
Income tax receivable	2,774	1,054
Deferred income taxes	—	5,960
Total current assets	334,544	324,158
Property, plant, and equipment, net	106,738	105,351
Goodwill	43,048	43,052
Intangible assets, net	27,335	28,549
Deferred income taxes	17,706	10,430
Long-term restricted cash	4,643	4,600
Other assets	4,872	4,896
Total assets	$538,886	$521,036
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,259	$97,157
Line of credit	88,000	49,987
Accrued compensation	31,876	35,580
Accrued sales discounts, rebates and royalties	7,195	8,358
Accrued income taxes	—	375
Other accrued expenses	20,315	24,410
Total current liabilities	240,645	215,867
Long-term liabilities:
Long-term contingent consideration	8,600	10,500
Deferred income taxes	6,325	7,060
Income tax payable	791	791
Other long-term liabilities	6,255	6,308
Total liabilities	262,616	240,526
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,614,604 and 23,573,340 shares issued on March 31, 2017 and December 31, 2016, respectively	236	236
Paid-in capital	254,619	250,481
Treasury stock, at cost, 9,207,707 and 9,022,587 shares on March 31, 2017 and December 31, 2016, respectively	(234,369)	(222,980)
Accumulated other comprehensive income (loss)	(21,438)	(22,821)
Retained earnings	277,222	275,594
Total stockholders' equity	276,270	280,510
Total liabilities and stockholders' equity	$538,886	$521,036
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$161,406	$150,658
Cost of sales	120,372	113,011
Gross profit	41,034	37,647
Research and development expenses	5,498	5,186
Factory transition restructuring charges	5,250	1,433
Selling, general and administrative expenses	30,651	27,987
Operating income (loss)	(365)	3,041
Interest income (expense), net	(393)	(267)
Other income (expense), net	583	720
Income (loss) before income tax provision (benefit)	(175)	3,494
Income tax provision (benefit)	(294)	751
Net income	119	2,743
Net income attributable to noncontrolling interest	—	22
Net income attributable to Universal Electronics Inc.	$119	$2,721

Earnings per share attributable to Universal Electronics Inc.:
Basic	$0.01	$0.19
Diluted	$0.01	$0.19
Shares used in computing earnings per share:
Basic	14,449	14,373
Diluted	14,717	14,637
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$119	$2,743
Other comprehensive income:
Change in foreign currency translation adjustment	1,383	1,368
Total comprehensive income	1,502	4,111
Comprehensive income attributable to noncontrolling interest	—	22
Comprehensive income attributable to Universal Electronics Inc.	$1,502	$4,089
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash provided by (used for) operating activities:
Net income	$119	$2,743
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,645	5,929
Provision for doubtful accounts	23	(40)
Provision for inventory write-downs	659	756
Deferred income taxes	(496)	(407)
Tax benefit from exercise of stock options and vested restricted stock	—	616
Excess tax benefit from stock-based compensation	—	(668)
Shares issued for employee benefit plan	346	345
Employee and director stock-based compensation	2,623	2,493
Performance-based common stock warrants	932	866
Changes in operating assets and liabilities:
Restricted cash	4,623	—
Accounts receivable	(3,689)	12,255
Inventories	(1,564)	5,095
Prepaid expenses and other assets	(905)	(1,604)
Accounts payable and accrued expenses	(16,182)	(22,900)
Accrued income taxes	(2,064)	(2,338)
Net cash provided by (used for) operating activities	(7,930)	3,141
Cash used for investing activities:
Acquisition of property, plant, and equipment	(6,460)	(7,480)
Acquisition of intangible assets	(410)	(564)
Net cash used for investing activities	(6,870)	(8,044)
Cash provided by (used for) financing activities:
Borrowings under line of credit	53,000	42,987
Repayments on line of credit	(14,987)	(35,000)
Proceeds from stock options exercised	237	1,935
Treasury stock purchased	(11,389)	(1,724)
Excess tax benefit from stock-based compensation	—	668
Net cash provided by (used for) financing activities	26,861	8,866
Effect of exchange rate changes on cash	(18)	(852)
Net increase (decrease) in cash and cash equivalents	12,043	3,111
Cash and cash equivalents at beginning of year	50,611	52,966
Cash and cash equivalents at end of period	$62,654	$56,077

Supplemental cash flow information:
Income taxes paid	$2,925	$2,933
Interest paid	$414	$302
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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
Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of our significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. On July 9, 2015, the FASB postponed the effective date of the new revenue standard by one year; however, early adoption is permitted as of the original effective date. We do not plan to early adopt ASU 2014-09. We are currently reviewing contract terms and assessing the impact of adopting this standard on our consolidated financial statements. While we are still in the process of conducting this analysis, the impact of this new guidance may accelerate revenue recognition for certain of our contractual arrangements, and the impact could be material. We expect to complete our assessment over the next six to nine months, during which time we will also select a transition method.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal periods beginning after December 15, 2016 and must be applied prospectively. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial position or results of operations.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This new guidance requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 is effective for fiscal periods beginning after December 15, 2016 and may be adopted either prospectively or retrospectively. We prospectively adopted ASU 2015-17 effective January 1, 2017, and thus prior period balance sheets have not been adjusted. The adoption of ASU 2015-17 has no impact on our consolidated results of operations or cash flows.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

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
In March 2016, the FASB issued ASU 2016-09,"Improvements to Employee Share-Based Payment Accounting", which amends Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation". ASU 2016-09 requires excess tax benefits and tax deficiencies to be recorded as a discrete adjustment to income tax expense when stock awards vest or are settled, rather than in paid-in capital when they impact income taxes payable. This new guidance also requires cash flows related to excess tax benefits from stock-based compensation to be presented with other income tax cash flows in operating activities, rather than separately as a financing activity, in the statement of cash flows. Additionally, ASU 2016-09 impacts the calculation of diluted weighted-average shares under the treasury stock method as the assumed proceeds from an employee vesting in or exercising a stock-based award are no longer increased or decreased by the amount of excess tax benefits or deficiencies taken to paid-in capital. We elected to adopt the provisions of ASU 2016-09 prospectively effective January 1, 2017. We also made the accounting policy election, as allowed by ASU 2016-09, to account for forfeitures of stock-based awards as they occur, rather than estimating forfeitures. The cumulative effect of adopting ASU 2016-09 was an increase of $1.5 million to deferred tax assets and an increase to retained earnings of $1.5 million, as of January 1, 2017, as a result of recognizing previously unrecognized excess tax benefits from stock-based compensation. There was no cumulative effect impact related to the change in accounting policy to account for forfeitures of stock-based awards when they occur as a result of our minimal historical forfeitures experience.
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
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory", which changes the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under this new guidance, the income tax consequences of an intra-entity transfer of an asset other than inventory will be recognized when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of ASU 2016-16 could be material depending on the size of any intra-entity transfers we may implement in future periods.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2017	December 31, 2016
United States	$20,382	$3,277
People's Republic of China ("PRC")	17,676	22,142
Asia (excluding the PRC)	4,833	5,260
Europe	18,214	19,630
South America	1,549	302
Total cash and cash equivalents	$62,654	$50,611
Restricted Cash
In connection with a court order issued in a now settled litigation matter, we previously placed $4.6 million of cash into a collateralized surety bond. This bond had certain restrictions for liquidation and was therefore classified as restricted cash. On February 10, 2017, the $4.6 million surety bond was returned to us upon final settlement of the related litigation matter.
In connection with the pending sale of our Guangzhou factory in the PRC (Note 10), the buyer made a cash deposit of RMB 32 million ($4.6 million based on March 31, 2017 exchange rates) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds will not be paid to us until the close of the sale. Accordingly, this deposit is presented as long-term restricted cash within our consolidated balance sheet.
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Trade receivables, gross	$124,399	$120,965
Allowance for doubtful accounts	(945)	(904)
Allowance for sales returns	(501)	(539)
Net trade receivables	122,953	119,522
Other	6,278	5,070
Accounts receivable, net	$129,231	$124,592
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$904	$822
Additions (reductions) to costs and expenses	23	(40)
(Write-offs)/Foreign exchange effects	18	17
Balance at end of period	$945	$799

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Sales Returns
The allowance for sales returns at March 31, 2017 and December 31, 2016 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.4 million on March 31, 2017 and December 31, 2016, respectively. The value of these returned goods was included in our inventory balance at March 31, 2017 and December 31, 2016.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2017		2016
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$42,247	26.2%	$39,609	26.3%
DIRECTV	16,632	10.3	16,819	11.2

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	March 31, 2017		December 31, 2016
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$25,156	19.5%	$23,716	19.0%
DIRECTV	15,299	11.8	12,878	10.3
Note 4 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Raw materials	$40,496	$33,059
Components	19,690	15,046
Work in process	5,892	5,860
Finished goods	69,666	80,119
Reserve for excess and obsolete inventory	(4,209)	(4,205)
Inventories, net	$131,535	$129,879

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$4,205	$3,045
Additions charged to costs and expenses (1)	632	693
Sell through (2)	(354)	(211)
(Write-offs)/Foreign exchange effects	(274)	(235)
Balance at end of period	$4,209	$3,292

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $27 thousand and $63 thousand for the three months ended March 31, 2017 and 2016, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. Texas Instruments provided $9.1 million, or 10.4%, of total inventory purchases during the three months ended March 31, 2017 and $8.5 million, or 10.8%, of total inventory purchases during the three months ended March 31, 2016.

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this vendor. Inventory purchases from this supplier were as follows:

	Three Months Ended March 31,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$946	1.1%	$1,612	2.0%
Total accounts payable to this supplier were as follows:

	March 31, 2017		December 31, 2016
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$1,177	1.3%	$1,690	1.7%
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
MARCH 31, 2017
(Unaudited)

Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2016	$43,052
Foreign exchange effects	(4)
Balance at March 31, 2017	$43,048

Intangible Assets, Net
The components of intangible assets, net were as follows:

	March 31, 2017			December 31, 2016
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$302	$(119)	$183	$302	$(119)	$183
Patents	11,345	(3,988)	7,357	12,038	(4,775)	7,263
Trademarks and trade names	2,396	(1,371)	1,025	2,400	(1,310)	1,090
Developed and core technology	12,578	(4,569)	8,009	12,585	(4,068)	8,517
Capitalized software development costs	142	(24)	118	142	(5)	137
Customer relationships	27,654	(17,011)	10,643	27,703	(16,344)	11,359
Total intangible assets, net	$54,417	$(27,082)	$27,335	$55,170	$(26,621)	$28,549

(1)	This table excludes the gross value of fully amortized intangible assets totaling $11.2 million and $10.2 million at March 31, 2017 and December 31, 2016, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs which is recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cost of sales	$19	$21
Selling, general and administrative expenses	1,581	1,533
Total amortization expense	$1,600	$1,554

Estimated future annual amortization expense related to our intangible assets at March 31, 2017, is as follows:

(In thousands)
2017 (remaining 9 months)	$4,797
2018	6,364
2019	6,285
2020	5,196
2021	1,782
Thereafter	2,911
Total	$27,335

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 6 — Line of Credit

Our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for an $85.0 million line of credit ("Credit Line") that expires on November 1, 2018 and that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On May 5, 2017, we entered into the Eighth Amendment to the Amended Credit Agreement in which the Credit Line was increased to $115.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at March 31, 2017.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at March 31, 2017 was 2.11%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2017, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At March 31, 2017, we had $88.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.5 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded an income tax benefit of $0.3 million for the three months ended March 31, 2017 as a result of incurring a loss, a favorable foreign tax ruling that resulted in the reversal of a reserve approximating $0.2 million, and the recognition of $0.1 million of excess tax benefits related to stock-based compensation. For the three months ended March 31, 2016, we recorded income tax expense of $0.8 million which represented an effective tax rate of 21.5%.
At March 31, 2017, we had gross unrecognized tax benefits of $3.8 million, including interest and penalties, of which $3.5 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.3 million and $0.3 million at March 31, 2017 and December 31, 2016, respectively, are included in our unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Accrued social insurance (1)	$17,088	$19,974
Accrued salary/wages	7,880	7,903
Accrued vacation/holiday	2,845	2,411
Accrued bonus (2)	1,873	2,421
Accrued commission	373	933
Accrued medical insurance claims	146	122
Other accrued compensation	1,671	1,816
Total accrued compensation	$31,876	$35,580

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2017 and December 31, 2016.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.3 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Advertising and marketing	$228	$213
Deferred revenue	1,421	1,431
Duties	1,125	1,127
Freight and handling fees	1,830	1,919
Product development	641	454
Product warranty claim costs	132	134
Professional fees	1,814	1,313
Property, plant, and equipment	1,334	1,017
Sales taxes and VAT	2,613	2,715
Short-term contingent consideration	2,400	—
Third-party commissions	610	853
Tooling (1)	1,858	1,520
Unrealized loss on foreign currency exchange contracts	453	1,623
URC court order and settlement agreement (Note 2)	—	6,622
Utilities	142	331
Other	3,714	3,138
Total other accrued expenses	$20,315	$24,410

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$134	$35
Accruals for warranties issued during the period	—	—
Settlements (in cash or in kind) during the period	(2)	—
Balance at end of period	$132	$35
Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to reduce our manufacturing costs by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other three China factories where labor rates are lower. As a result, we incurred severance costs of $5.3 million and $1.4 million during the three months ended March 31, 2017 and 2016, respectively, which are included within operating expenses. We expect to incur additional severance costs of approximately $2 million as we continue to execute this transition over the next three to six months. Because severance costs relate to involuntary terminations, we record the related liability at the communication date. At March 31, 2017, we had $0.2 million of unpaid severance costs included within accrued compensation.
On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million (approximately $46 million based on March 31, 2017 exchange rates). Under the terms of this agreement, we have up to 24 months to cease all operations within the facility. The closing of the sale will be subject to customary due diligence and local regulatory approval and per the terms of the agreement could take up to approximately 28 months from the execution of the agreement. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account at agreement inception, which we have presented as long-term restricted cash in our consolidated balance sheet (also refer to Note 2). The remaining balance of the purchase price is to be placed into the escrow account prior to the closing of the sale and will be released to us upon closing.
Litigation
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplies Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the products at issue. After the September 29, 2015 hearing, the Court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed the appeal and on February 15, 2016, the appellate court heard oral arguments. While awaiting the appellate court’s ruling, we requested and received permission to submit additional filings in support of our position. In March, we submitted our additional filings and answered questions from the court. We are now awaiting the decision from the court, which we believe will be rendered during the summer of 2017. In addition, in September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition has been set for July 2017. Finally, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and we intend to vigorously defend against these claims. A hearing on this matter occurred in February 2017 with the court allowing the parties to submit additional filings to further support their respective positions. A further hearing has been scheduled for early summer 2017.
On January 26, 2017, OpenTV, Inc., Nagra USA, Inc., Nagravision SA, and Kudelski SA (collectively, the “Kudelski Group”) filed a request with the U.S. International Trade Commission (“ITC”) to institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, concerning certain remote control devices we supply Comcast Corporation (“Comcast”) to which the ITC agreed to accept this request. By this request, the Kudelski Group will seek exclusion of certain digital television set-top boxes, remote control devices, and components thereof imported into the United States by Comcast and/or various of its subsidiaries, ARRIS International plc and/or various of its subsidiaries, and us and/or certain of our subsidiaries. We deny the allegations made

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

by the Kudelski Group against us and we intend to vigorously defend against them. Discovery in this matter has just begun. Further, the ITC issued its scheduling order, setting the hearing start date for November 1, 2017.
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
Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2017, we had 194,565 shares available for repurchase on the open market under the Board's authorizations. On April 26, 2017, our Board increased these repurchase authorizations by 5,435 shares bringing the total authorization as of the approval date to 200,000 shares. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Shares repurchased	185	33
Cost of shares repurchased	$11,389	$1,724
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
United States	$81,928	$83,938
Asia (excluding PRC)	24,650	21,573
People's Republic of China	15,743	16,926
Europe	17,424	15,783
Latin America	15,645	7,555
Other	6,016	4,883
Total net sales	$161,406	$150,658
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	March 31, 2017	December 31, 2016
United States	$12,584	$11,948
People's Republic of China	94,753	94,113
All other countries	4,273	4,186
Total long-lived tangible assets	$111,610	$110,247
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cost of sales	$15	$14
Research and development expenses	119	136
Selling, general and administrative expenses:
Employees	1,744	1,845
Outside directors	745	498
Total employee and director stock-based compensation expense	$2,623	$2,493

Income tax benefit	$815	$733

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2016	652	$39.27
Granted	92	62.70
Exercised	(8)	29.53		$306
Forfeited/canceled/expired	—	—
Outstanding at March 31, 2017 (1)	736	$42.30	4.86	$19,275
Vested and expected to vest at March 31, 2017 (1)	736	$42.30	4.86	$19,272
Exercisable at March 31, 2017 (1)	452	$34.30	4.10	$15,450

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2017. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2017	2016
Weighted average fair value of grants	$19.61	$17.96
Risk-free interest rate	1.75%	1.36%
Expected volatility	34.25%	41.38%
Expected life in years	4.52	4.55
As of March 31, 2017, we expect to recognize $4.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.1 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	153	$57.43
Granted	98	63.39
Vested	(26)	56.94
Forfeited	(1)	58.95
Non-vested at March 31, 2017	224	$60.09
As of March 31, 2017, we expect to recognize $12.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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
Any and all warrants that vest will expire on January 1, 2023. The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions. Additionally, in connection with the purchase warrants, we have also entered into a registration rights agreement with Comcast under which Comcast may from time to time request that we register the shares of common stock underlying vested warrants with the SEC.
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. At March 31, 2017, none of the warrants had vested.
The fair value of the warrants is determined using the Black-Scholes option pricing model. The assumptions we utilized and the resulting fair value of the warrants were the following:

	Three Months Ended March 31,
	2017	2016
Fair value	$32.32	$29.86
Price of Universal Electronics Inc. common stock	$67.98	$62.30
Risk-free interest rate	2.04%	1.50%
Expected volatility	39.86%	41.49%
Expected life in years	5.75	6.75
For each of the three months ended March 31, 2017 and 2016, we recorded a $0.9 million reduction to net sales in connection with the warrants. The related income tax benefit was $0.3 million in both periods. At March 31, 2017, we estimated the number of warrants that will vest based on the combination of purchases already made and projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at March 31, 2017 was $19.8 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net gain (loss) on foreign currency exchange contracts (1)	$234	$(199)
Net gain (loss) on foreign currency exchange transactions	330	911
Other income (expense)	19	8
Other income (expense), net	$583	$720

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
Note 16 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2017	2016
BASIC
Net income attributable to Universal Electronics Inc.	$119	$2,721
Weighted-average common shares outstanding	14,449	14,373
Basic earnings per share attributable to Universal Electronics Inc.	$0.01	$0.19

DILUTED
Net income attributable to Universal Electronics Inc.	$119	$2,721
Weighted-average common shares outstanding for basic	14,449	14,373
Dilutive effect of stock options and restricted stock	268	264
Weighted-average common shares outstanding on a diluted basis	14,717	14,637
Diluted earnings per share attributable to Universal Electronics Inc.	$0.01	$0.19
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Stock options	128	256
Restricted stock awards	59	20

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 17 — Derivatives
The following table sets forth the total net fair value of derivatives:

	March 31, 2017				December 31, 2016
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(453)	$—	$(453)	$—	$(1,584)	$—	$(1,584)
We held foreign currency exchange contracts which resulted in a net pre-tax gain of $0.2 million and a net pre-tax loss of $0.2 million for the three months ended March 31, 2017 and 2016, respectively (see Note 15).
Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2017	USD/Euro	USD	$20.0	1.0557	$(239)	April 5, 2017
March 31, 2017	USD/Chinese Yuan Renminbi	USD	$16.0	6.9210	$(60)	May 19, 2017
March 31, 2017	USD/Brazilian Real	USD	$3.0	3.2982	$(154)	April 20, 2017

December 31, 2016	USD/Euro	USD	$18.0	1.0513	$(61)	January 27, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.7230	$(974)	January 13, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$10.0	6.6757	$(457)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$2.0	3.4775	$(131)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$4.0	3.2316	$39	January 13, 2017

(1)
Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued expenses.

Note 18 — Subsequent Event
On April 6, 2017, we acquired substantially all of the net assets of Residential Control Systems, Inc. (“RCS”), a U.S.-based designer and manufacturer of energy management and control products for the residential, small commercial and hospitality markets. Under the terms of the Asset Purchase Agreement, we paid an initial cash purchase price of approximately $9 million, plus contingent cash consideration of up to an additional $10 million based upon a percentage of operating income attributable to RCS over the period commencing on the acquisition date through June 30, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed universal remote control products, AV accessories, software and intelligent wireless security and automation components dedicated to redefining the home entertainment and automation experience. Our customers operate primarily in the consumer electronics market and include subscription broadcasters, OEMs, international retailers, private label brands, pro-security dealers and companies in the computing industry. We also sell integrated circuits, on which our software and device control database is embedded, and license our device control database to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room air conditioning equipment, game consoles, and wireless mobile phones and tablets.
Since our beginning in 1986, we have compiled an extensive device control code database that covers approximately one million individual device functions and approximately 8,000 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced technologies, emerging radio frequency ("RF") technologies, such as RF4CE, Bluetooth, and Bluetooth Smart, have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We have developed a comprehensive patent portfolio of more than 400 pending and issued patents related to remote controls and home automation.
We operate as one business segment. We have 23 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Mexico, the Netherlands, People's Republic of China (6), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended March 31, 2017:

•	Net sales increased 7.1% to $161.4 million for the three months ended March 31, 2017 from $150.7 million for the three months ended March 31, 2016.

•	Our gross margin percentage increased from 25.0% for the three months ended March 31, 2016 to 25.4% for the three months ended March 31, 2017.

•	Operating expenses, as a percent of net sales, increased from 23.0% for the three months ended March 31, 2016 to 25.6% for the three months ended March 31, 2017.

•
Our operating income decreased from $3.0 million for the three months ended March 31, 2016 to an operating loss of $0.4 million for the three months ended March 31, 2017, and our operating margin percentage decreased from 2.0% for the three months ended March 31, 2016 to (0.2)% for the three months ended March 31, 2017.

•	We recorded a $0.3 million income tax benefit for the three months ended March 31, 2017, compared to an income tax provision of $0.8 million for the three months ended March 31, 2016.
Our strategic business objectives for 2017 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	74.6	75.0
Gross profit	25.4	25.0
Research and development expenses	3.4	3.5
Factory transition restructuring charges	3.2	0.9
Selling, general and administrative expenses	19.0	18.6
Operating income (loss)	(0.2)	2.0
Interest income (expense), net	(0.2)	(0.2)
Other income (expense), net	0.3	0.5
Income (loss) before income tax provision (benefit)	(0.1)	2.3
Income tax provision (benefit)	(0.2)	0.5
Net income	0.1	1.8
Net income attributable to noncontrolling interest	—	0.0
Net income attributable to Universal Electronics Inc.	0.1%	1.8%
Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
Net sales. Net sales for the three months ended March 31, 2017 were $161.4 million, an increase of 7.1% compared to $150.7 million for the three months ended March 31, 2016. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended March 31,
	2017		2016
	$ (millions)	% of total	$ (millions)	% of total
Business	$150.4	93.2%	$140.7	93.4%
Consumer	11.0	6.8	10.0	6.6
Total net sales	$161.4	100.0%	$150.7	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 93.2% of net sales for the three months ended March 31, 2017 compared to 93.4% for the three months ended March 31, 2016. Net sales in our Business lines for the three months ended March 31, 2017 increased by 6.9% to $150.4 million from $140.7 million driven by the continued rollout of higher end platforms in North America and Europe, as well as increased market share in Latin America. In addition, sales of our home security products contributed to our growth as we shipped sensors and keypads to a significant customer in the cable industry.
Net sales in our Consumer lines (One For All® retail and private label) were 6.8% of net sales for the three months ended March 31, 2017 compared to 6.6% for the three months ended March 31, 2016. Net sales in our Consumer lines for the three months ended March 31, 2017 increased by 10.0% to $11.0 million from $10.0 million in the three months ended March 31, 2016 driven primarily by growth in the Latin America market.
Gross profit. Gross profit for the three months ended March 31, 2017 was $41.0 million compared to $37.6 million for the three months ended March 31, 2016. Gross profit as a percent of sales increased to 25.4% for the three months ended March 31, 2017 compared to 25.0% for the three months ended March 31, 2016. The gross margin percentage was favorably impacted by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar, partially offset by the impact of manufacturing inefficiencies related to a factory transition and price reductions granted to certain large customers. We expect to continue to experience manufacturing inefficiencies over the next three to six months as we complete the transition of production activities from our southern-most China factory to our other three factories located in China (also see additional related discussion below under "Factory transition restructuring charges").

Research and development ("R&D") expenses. R&D expenses increased 6.0% to $5.5 million for the three months ended March 31, 2017 from $5.2 million for the three months ended March 31, 2016 as we continue to develop new product offerings in existing categories as well as newer categories such as home security.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to reduce our manufacturing costs by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other three China factories where labor rates are lower. As a result, we incurred severance costs of $5.3 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. We expect to incur additional factory transition restructuring charges of approximately $2 million as we continue to execute this transition over the next three to six months.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 9.5% to $30.7 million for the three months ended March 31, 2017 from $28.0 million for the three months ended March 31, 2016. The increase was primarily due to increased payroll and benefits costs related to annual merit increases and additional headcount to support product development efforts, incremental expense recorded to reflect an increase in the value of contingent consideration to be paid in connection with our acquisition of Ecolink Intelligent Technology, Inc., and additional freight and handling costs related to sales growth.
Interest income (expense), net. Net interest expense was $0.4 million for the three months ended March 31, 2017 compared to net interest expense of $0.3 million for the three months ended March 31, 2016 as a result of an increased level of borrowings on our line of credit.
Other income (expense), net. Net other income was $0.6 million for the three months ended March 31, 2017 compared to net other income of $0.7 million for the three months ended March 31, 2016. This change was driven primarily by a decrease in foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. Dollar, partially offset by foreign currency gains associated with fluctuations in the Euro exchange rate versus the U.S. Dollar.
Income tax provision (benefit). We recorded an income tax benefit of $0.3 million for the three months ended March 31, 2017 as a result of incurring a loss, a favorable foreign tax ruling that resulted in the reversal of a reserve approximating $0.2 million, and the recognition of $0.1 million of excess tax benefits related to stock-based compensation. For the three months ended March 31, 2016, we recorded income tax expense of $0.8 million which represented an effective tax rate of 21.5%.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Three Months Ended March 31, 2017	Increase (Decrease)	Three Months Ended March 31, 2016
Cash provided by (used for) operating activities	$(7,930)	$(11,071)	$3,141
Cash used for investing activities	(6,870)	1,174	(8,044)
Cash provided by (used for) financing activities	26,861	17,995	8,866
Effect of exchange rate changes on cash	(18)	834	(852)
Net increase (decrease) in cash and cash equivalents	$12,043	$8,932	$3,111

	March 31, 2017	Increase (Decrease)	December 31, 2016
Cash and cash equivalents	$62,654	$12,043	$50,611
Working capital	93,899	(14,392)	108,291
Net cash used for operating activities was $7.9 million during the three months ended March 31, 2017 compared to $3.1 million of net cash provided by operating activities during the three months ended March 31, 2016. The decrease in net cash provided by operating activities was primarily due to working capital needs associated with accounts receivable. For the three months ended March 31, 2016, there was a decrease in net sales of $11.5 million compared to the fourth quarter of 2015 resulting in a cash inflow relating to accounts receivable. However, for the three months ended March 31, 2017, net sales remained relatively consistent with the net sales of the preceding quarter. In addition, days sales outstanding increased from 66 days at March 31, 2016 to 72 days at March 31, 2017.
Net cash used for investing activities during the three months ended March 31, 2017 was $6.9 million compared to $8.0 million during the three months ended March 31, 2016 with both periods consisting of investments in property, plant and equipment as well as internally developed patents. With respect to property, plant and equipment, we continue to invest in factory automation in our factories in an effort to mitigate the rising cost of labor in China. Based on our current projections, we anticipate that property, plant and equipment purchases in 2017 will total between $22 million and $25 million.
Additionally, on April 6, 2017, we acquired substantially all of the net assets of Residential Control Systems, Inc. for an initial cash purchase price of approximately $9 million, plus contingent consideration of up to $10 million over the period commencing on the acquisition date through June 30, 2022.
Net cash provided by financing activities was $26.9 million during the three months ended March 31, 2017 compared to $8.9 million during the three months ended March 31, 2016. This increase was driven primarily by an increase in net borrowing on our line of credit, partially offset by an increase in the purchase of treasury stock. Net borrowings on our line of credit were $38.0 million during the three months ended March 31, 2017, compared to net borrowings on our line of credit of $8.0 million during the three months ended March 31, 2016, primarily as a result of working capital needs and increased repurchases of our common stock in the current year period.
During the three months ended March 31, 2017, we repurchased 185,120 shares of our common stock at a cost of $11.4 million compared to our repurchase of 32,934 shares at a cost of $1.7 million during the three months ended March 31, 2016. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of March 31, 2017, we had 194,565 shares available for repurchase on the open market under the Board's authorizations. On April 26, 2017, our Board increased these repurchase authorizations by 5,435 shares bringing the total authorization as of the approval date to 200,000 shares.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$11,476	$3,845	$4,255	$2,534	$842
Capital lease obligations	8	8	—	—	—
Purchase obligations(1)	4,512	4,512	—	—	—
Contingent consideration (2)	11,000	2,400	5,933	2,667	—
Total contractual obligations	$26,996	$10,765	$10,188	$5,201	$842

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchase of the net assets of Ecolink Intelligent Technology, Inc.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. More recently, we have utilized our revolving line of credit to fund an increased level of share repurchases and our August 2015 acquisition of the net assets of Ecolink Intelligent Technology, Inc. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and future discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season and when inventory levels increase in anticipation of factory closures in observance of Chinese New Year. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$62,654	$50,611
Available borrowing resources	17,000	35,000
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
On March 31, 2017, we had $20.4 million, $17.7 million, $4.8 million, $18.2 million and $1.6 million of cash and cash equivalents in the United States, the People's Republic of China ("PRC"), Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2016, we had $3.3 million, $22.1 million, $5.3 million, $19.6 million, and $0.3 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for an $85.0 million line of credit ("Credit Line") that expires on November 1, 2018 and that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. On May 5, 2017, we entered into the Eighth Amendment to the Amended Credit Agreement in which the Credit Line was increased to $115.0 million. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at March 31, 2017.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at March 31, 2017 was 2.11%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2017, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At March 31, 2017, we had an outstanding balance of $88.0 million on our Credit Line and $17.0 million of availability.
Off-Balance Sheet Arrangements
We do not participate in any material off-balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2016 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.6 million annual impact on net income based on our outstanding line of credit balance at March 31, 2017.
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
Foreign Currency Exchange Rate Risk
At March 31, 2017, we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2017, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real and Indian Rupee relative to the U.S. Dollar fluctuate 10% from March 31, 2017, net income in the second quarter of 2017 would fluctuate by approximately $9.0 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Exchange Act Rule 13a-15(d) defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2017, we implemented the first phase of a multi-year, company-wide program to transition to a new global enterprise resource planning ("ERP") software system. This first phase included our North America operations. In connection with this implementation, the design of our internal controls over financial reporting remained largely intact; however, we have updated our affected internal controls over financial reporting as necessary to accommodate modifications to our business processes and accounting processes. This global ERP implementation effort is projected to continue through 2019. We do not believe that the ERP implementation has or will have an adverse effect on our internal control over financial reporting.
Except as described above, there have been no other changes in our internal control over financial reporting during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in "Notes to Consolidated Financial Statements - Note 10" is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in "Part I, Item
1A: Risk Factors" of the Company's 2016 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2017, we repurchased 185,120 shares of our issued and outstanding common stock for $11.4 million. We make stock repurchases under ongoing and systematic programs approved by our Board of Directors to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On March 31, 2017, we had 194,565 shares available for repurchase on the open market under the Board's authorizations. On April 26, 2017, our Board increased these repurchase authorizations by 5,435 shares bringing the total authorizations as of the approval date to 200,000 shares. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
The following table sets forth, for the three months ended March 31, 2017, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2017 - January 31, 2017	75,720	$60.70	69,932	300,633
February 1, 2017 - February 28, 2017	108,796	62.05	106,068	194,565
March 1, 2017 - March 31, 2017	604	67.89	—	194,565
Total	185,120	$61.52	176,000	194,565

(1)
Of the repurchases in January, February and March, 5,788, 2,728 and 604 shares, respectively, represent common shares of the company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common stock at the time of vesting.

(3)	The Company may purchase shares from time to time in open market purchases. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

ITEM 6. EXHIBITS

3.1	Amended and Restated By-laws of Universal Electronics Inc. (filed herewith).

10.1	Seventh Amendment to Amended and Restated Credit Agreement dated as of April 14, 2017 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

10.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of May 5, 2017 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	May 9, 2017	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-laws of Universal Electronics Inc. (filed herewith).

10.1	Seventh Amendment to Amended and Restated Credit Agreement dated as of April 14, 2017 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

10.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of May 5, 2017 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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