Form 10-Q
period 2017-06-30
UNIVERSAL ELECTRONICS INC
filed 2017-08-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,401,295 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 4, 2017.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$49,695	$50,611
Restricted cash	—	4,623
Accounts receivable, net	147,738	124,592
Inventories, net	143,417	129,879
Prepaid expenses and other current assets	7,593	7,439
Income tax receivable	4,133	1,054
Deferred income taxes	—	5,960
Total current assets	352,576	324,158
Property, plant, and equipment, net	112,276	105,351
Goodwill	48,372	43,052
Intangible assets, net	31,619	28,549
Deferred income taxes	18,270	10,430
Long-term restricted cash	4,716	4,600
Other assets	4,997	4,896
Total assets	$572,826	$521,036
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$110,050	$97,157
Line of credit	92,000	49,987
Accrued compensation	33,520	35,580
Accrued sales discounts, rebates and royalties	7,153	8,358
Accrued income taxes	1,670	375
Other accrued expenses	20,294	24,410
Total current liabilities	264,687	215,867
Long-term liabilities:
Long-term contingent consideration	12,600	10,500
Deferred income taxes	6,269	7,060
Income tax payable	791	791
Other long-term liabilities	6,299	6,308
Total liabilities	290,646	240,526
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,661,566 and 23,575,340 shares issued on June 30, 2017 and December 31, 2016, respectively	237	236
Paid-in capital	258,732	250,481
Treasury stock, at cost, 9,262,057 and 9,022,587 shares on June 30, 2017 and December 31, 2016, respectively	(237,865)	(222,980)
Accumulated other comprehensive income (loss)	(20,830)	(22,821)
Retained earnings	281,906	275,594
Total stockholders' equity	282,180	280,510
Total liabilities and stockholders' equity	$572,826	$521,036
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$177,580	$170,986	$338,986	$321,644
Cost of sales	133,829	127,530	254,201	240,541
Gross profit	43,751	43,456	84,785	81,103
Research and development expenses	4,946	5,151	10,444	10,337
Factory transition restructuring charges	449	84	5,699	1,517
Selling, general and administrative expenses	31,053	30,252	61,704	58,239
Operating income	7,303	7,969	6,938	11,010
Interest income (expense), net	(562)	(258)	(955)	(525)
Other income (expense), net	(642)	671	(59)	1,391
Income before provision for income taxes	6,099	8,382	5,924	11,876
Provision for income taxes	1,415	1,784	1,121	2,535
Net income	4,684	6,598	4,803	9,341
Net income attributable to noncontrolling interest	—	8	—	30
Net income attributable to Universal Electronics Inc.	$4,684	$6,590	$4,803	$9,311

Earnings per share attributable to Universal Electronics Inc.:
Basic	$0.33	$0.46	$0.33	$0.65
Diluted	$0.32	$0.45	$0.33	$0.63
Shares used in computing earnings per share:
Basic	14,404	14,440	14,427	14,406
Diluted	14,683	14,735	14,700	14,686
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,684	$6,598	$4,803	$9,341
Other comprehensive income (loss):
Change in foreign currency translation adjustment	608	(2,686)	1,991	(1,318)
Total comprehensive income (loss)	5,292	3,912	6,794	8,023
Comprehensive income (loss) attributable to noncontrolling interest	—	8	—	30
Comprehensive income (loss) attributable to Universal Electronics Inc.	$5,292	$3,904	$6,794	$7,993
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash provided by (used for) operating activities:
Net income	$4,803	$9,341
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	15,954	12,032
Provision for doubtful accounts	81	116
Provision for inventory write-downs	1,419	1,705
Deferred income taxes	(1,035)	165
Tax benefit from exercise of stock options and vested restricted stock	—	992
Excess tax benefit from stock-based compensation	—	(1,047)
Shares issued for employee benefit plan	591	551
Employee and director stock-based compensation	5,555	4,970
Performance-based common stock warrants	1,263	2,058
Changes in operating assets and liabilities:
Restricted cash	4,623	—
Accounts receivable	(20,427)	(9,599)
Inventories	(11,249)	982
Prepaid expenses and other assets	(121)	(243)
Accounts payable and accrued expenses	(15)	4,488
Accrued income taxes	(1,691)	(3,260)
Net cash provided by (used for) operating activities	(249)	23,251
Cash used for investing activities:
Acquisition of property, plant, and equipment	(17,519)	(17,989)
Acquisition of net assets of Residential Control Systems, Inc.	(8,854)	—
Acquisition of intangible assets	(765)	(993)
Deconsolidation of Encore Controls LLC	—	48
Net cash used for investing activities	(27,138)	(18,934)
Cash provided by (used for) financing activities:
Borrowings under line of credit	85,000	57,987
Repayments on line of credit	(42,987)	(65,000)
Proceeds from stock options exercised	842	2,536
Treasury stock purchased	(14,885)	(1,944)
Excess tax benefit from stock-based compensation	—	1,047
Net cash provided by (used for) financing activities	27,970	(5,374)
Effect of exchange rate changes on cash	(1,499)	(2,464)
Net increase (decrease) in cash and cash equivalents	(916)	(3,521)
Cash and cash equivalents at beginning of year	50,611	52,966
Cash and cash equivalents at end of period	$49,695	$49,445

Supplemental cash flow information:
Income taxes paid	$4,142	$4,647
Interest paid	$981	$609
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
Our results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. On July 9, 2015, the FASB postponed the effective date of the new revenue standard by one year; however, early adoption is permitted as of the original effective date. We do not plan to early adopt ASU 2014-09. We are currently reviewing contract terms and assessing the impact of adopting this standard on our consolidated financial statements. While we are still in the process of conducting this analysis, the impact of this new guidance is expected to accelerate revenue recognition for certain of our contractual arrangements, and the impact could be material. The types of contractual arrangements for which we expect revenue recognition to be accelerated upon the adoption of ASU 2014-09 are primarily those arrangements under which we manufacture and sell customized products that have no alternative use, as defined under ASU 2014-09 and related guidance and interpretations, as well as certain licensing arrangements. We expect to complete our assessment over the next three to six months, during which time we will also select a transition method.
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
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This new guidance requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 is effective for fiscal periods beginning after December 15, 2016 and may be adopted either prospectively or

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

retrospectively. We prospectively adopted ASU 2015-17 effective January 1, 2017, and thus prior period balance sheets have not been adjusted. The adoption of ASU 2015-17 had no impact on our consolidated results of operations or cash flows.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2017	December 31, 2016
United States	$6,370	$3,277
People's Republic of China ("PRC")	17,225	22,142
Asia (excluding the PRC)	4,771	5,260
Europe	17,170	19,630
South America	4,159	302
Total cash and cash equivalents	$49,695	$50,611
Restricted Cash
In connection with a court order issued in a now settled litigation matter, we previously placed $4.6 million of cash into a collateralized surety bond. This bond had certain restrictions for liquidation and was therefore classified as restricted cash. On February 10, 2017, the $4.6 million surety bond was returned to us upon final settlement of the related litigation matter.
In connection with the pending sale of our Guangzhou factory in the PRC (Note 10), the buyer made a cash deposit of RMB 32 million ($4.7 million based on June 30, 2017 exchange rates) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds will not be paid to us until the close of the sale. Accordingly, this deposit is presented as long-term restricted cash within our consolidated balance sheet.
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Trade receivables, gross	$140,845	$120,965
Allowance for doubtful accounts	(950)	(904)
Allowance for sales returns	(480)	(539)
Net trade receivables	139,415	119,522
Other	8,323	5,070
Accounts receivable, net	$147,738	$124,592
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$904	$822
Additions (reductions) to costs and expenses	81	116
(Write-offs)/Foreign exchange effects	(35)	4
Balance at end of period	$950	$942

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Sales Returns
The allowance for sales returns at June 30, 2017 and December 31, 2016 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.2 million and $0.4 million on June 30, 2017 and December 31, 2016, respectively. The value of these returned goods was included in our inventory balance at June 30, 2017 and December 31, 2016.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2017		2016
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$42,951	24.2%	$36,366	21.3%
DIRECTV	17,826	10.0	20,035	11.7

	Six Months Ended June 30,
	2017		2016
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$85,198	25.1%	$75,975	23.6%
DIRECTV	34,458	10.2	36,854	11.5

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	June 30, 2017		December 31, 2016
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$30,491	20.6%	$23,716	19.0%
DIRECTV	15,718	10.6	12,878	10.3
Note 4 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Raw materials	$40,035	$33,059
Components	20,241	15,046
Work in process	5,227	5,860
Finished goods	82,121	80,119
Reserve for excess and obsolete inventory	(4,207)	(4,205)
Inventories, net	$143,417	$129,879

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$4,205	$3,045
Additions charged to costs and expenses (1)	1,218	1,486
Sell through (2)	(576)	(537)
(Write-offs)/Foreign exchange effects	(640)	(445)
Balance at end of period	$4,207	$3,549

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended June 30,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments	$11,450	11.0%	$11,437	11.8%

	Six Months Ended June 30,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments	$20,578	10.7%	$19,941	11.3%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this vendor. Inventory purchases from this supplier were as follows:

	Three Months Ended June 30,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$1,638	1.6%	$1,977	2.0%

	Six Months Ended June 30,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$2,584	1.3%	$3,589	2.0%
Total accounts payable to this supplier were as follows:

	June 30, 2017		December 31, 2016
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$1,838	1.7%	$1,690	1.7%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2016	$43,052
Goodwill acquired during the period (1)	5,294
Foreign exchange effects	26
Balance at June 30, 2017	$48,372

(1) During the second quarter of 2017, we recorded $5.3 million of goodwill related to the Residential Control Systems, Inc. acquisition. Refer to Note 18 for further information about this acquisition.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	June 30, 2017			December 31, 2016
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$329	$(143)	$186	$302	$(119)	$183
Patents	12,330	(4,932)	7,398	12,038	(4,775)	7,263
Trademarks and trade names (2)	2,787	(1,442)	1,345	2,400	(1,310)	1,090
Developed and core technology	12,563	(5,065)	7,498	12,585	(4,068)	8,517
Capitalized software development costs	142	(42)	100	142	(5)	137
Customer relationships (2)	32,751	(17,772)	14,979	27,703	(16,344)	11,359
Order backlog (2)	150	(37)	113	—	—	—
Total intangible assets, net	$61,052	$(29,433)	$31,619	$55,170	$(26,621)	$28,549

(1)	This table excludes the gross value of fully amortized intangible assets totaling $5.7 million and $10.2 million at June 30, 2017 and December 31, 2016, respectively.

(2)
During the second quarter of 2017, we purchased a trade name valued at $0.4 million, which is being amortized ratably over eight years; customer relationships valued at $5.2 million, which are being amortized ratably over 10 years; and order backlog valued at $0.2 million, which is being amortized ratably over one year. Refer to Note 18 for further information regarding the purchase of these intangible assets.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs and order backlog, which are recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Cost of sales	$55	$21	$74	$42
Selling, general and administrative expenses	1,736	1,534	3,317	3,067
Total amortization expense	$1,791	$1,555	$3,391	$3,109

Estimated future annual amortization expense related to our intangible assets at June 30, 2017, is as follows:

(In thousands)
2017 (remaining 6 months)	$3,582
2018	7,152
2019	7,067
2020	5,980
2021	2,575
Thereafter	5,263
Total	$31,619

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 6 — Line of Credit

Our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2019 and that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at June 30, 2017.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at June 30, 2017 was 2.34%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2017, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At June 30, 2017, we had $92.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.6 million and $0.3 million during the three months ended June 30, 2017 and 2016, respectively. Our total interest expense on borrowings was $1.1 million and $0.6 million during the six months ended June 30, 2017 and 2016, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $1.4 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 23.2% and 21.3% during the three months ended June 30, 2017 and 2016, respectively. The increase in the effective tax rate was primarily due to the non-deductibility of certain transactions in China as a result of the pending sale of our Guangzhou factory (Note 10).
We recorded income tax expense of $1.1 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 18.9% and 21.3% during the six months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate was primarily due to the recognition of $0.4 million of excess tax benefits related to stock-based compensation during the six months ended June 30, 2017 as a result of implementing ASU 2016-09.
At June 30, 2017, we had gross unrecognized tax benefits of $3.8 million, including interest and penalties, of which $3.5 million would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.3 million and $0.3 million at June 30, 2017 and December 31, 2016, respectively, are included in our unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Accrued social insurance (1)	$17,188	$19,974
Accrued salary/wages	8,656	7,903
Accrued vacation/holiday	2,778	2,411
Accrued bonus (2)	1,782	2,421
Accrued commission	682	933
Accrued medical insurance claims	286	122
Other accrued compensation	2,148	1,816
Total accrued compensation	$33,520	$35,580

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2017 and December 31, 2016.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.6 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively.

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Advertising and marketing	$280	$213
Deferred revenue	1,444	1,431
Duties	1,047	1,127
Freight and handling fees	1,935	1,919
Product development	502	454
Product warranty claim costs	298	134
Professional fees	1,320	1,313
Property, plant, and equipment	738	1,017
Sales taxes and VAT	2,914	2,715
Short-term contingent consideration	2,500	—
Third-party commissions	667	853
Tooling (1)	1,605	1,520
Unrealized loss on foreign currency exchange contracts	667	1,623
URC court order and settlement agreement (Note 2)	—	6,622
Utilities	409	331
Other	3,968	3,138
Total other accrued expenses	$20,294	$24,410

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$134	$35
Accruals for warranties issued during the period	167	—
Settlements (in cash or in kind) during the period	(3)	—
Balance at end of period	$298	$35

Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other three China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $5.7 million and $1.5 million during the six months ended June 30, 2017 and 2016, respectively, which are included within operating expenses. We expect to incur additional severance costs of approximately $1.5 million as we continue to execute this transition over the next three to six months. Because severance costs relate to involuntary terminations, we record the related liability at the communication date. At June 30, 2017, we had $0.2 million of unpaid severance costs included within accrued compensation.
On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million (approximately $47.2 million based on June 30, 2017 exchange rates). Under the terms of this agreement, we have up to 24 months to cease all operations within the facility. The closing of the sale will be subject to customary due diligence and local regulatory approval and per the terms of the agreement could take up to approximately 28 months from the execution of the agreement. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account at agreement inception, which we have presented as long-term restricted cash in our consolidated balance sheet (also refer to Note 2). The remaining balance of the purchase price is to be placed into the escrow account prior to the closing of the sale and will be released to us upon closing.
Litigation
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplies Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the products at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court’s ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and in June 2017, a hearing was held before the trial court. We are awaiting the ruling from the trial court. Finally, in September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We are in the process of assembling this additional information and scheduling a date for rehearing.
On January 26, 2017, OpenTV, Inc., Nagra USA, Inc., Nagravision SA, and Kudelski SA (collectively, the “Kudelski Group”) filed a request with the U.S. International Trade Commission (“ITC”) to institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, concerning certain remote control devices we supply Comcast Corporation (“Comcast”) to which the ITC agreed to accept this request. On July 21, 2017, the Kudelski Group filed a motion to terminate the investigation as to all parties, including us. We expect this motion to be accepted soon by the ITC.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2017, we had 148,853 shares available for repurchase on the open market under the Board's authorizations. On July 26, 2017, our Board increased these repurchase authorizations by 51,147 shares bringing the total authorization as of the approval date to 200,000 shares. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Shares repurchased	239	36
Cost of shares repurchased	$14,885	$1,944
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
United States	$85,569	$90,872	$167,497	$174,810
Asia (excluding PRC)	26,916	20,618	51,566	42,191
People's Republic of China	21,835	23,153	37,578	40,079
Europe	19,740	18,544	37,164	34,327
Latin America	15,381	11,686	31,026	19,241
Other	8,139	6,113	14,155	10,996
Total net sales	$177,580	$170,986	$338,986	$321,644
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	June 30, 2017	December 31, 2016
United States	$13,004	$11,948
People's Republic of China	100,300	94,113
All other countries	3,969	4,186
Total long-lived tangible assets	$117,273	$110,247
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Cost of sales	$19	$15	$34	$29
Research and development expenses	144	137	263	273
Selling, general and administrative expenses:
Employees	1,975	1,731	3,719	3,576
Outside directors	794	594	1,539	1,092
Total employee and director stock-based compensation expense	$2,932	$2,477	$5,555	$4,970

Income tax benefit	$889	$736	1,704	1,469

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2016	652	$39.27
Granted	92	62.70
Exercised	(35)	24.41		$1,555
Forfeited/canceled/expired	(18)	28.08
Outstanding at June 30, 2017 (1)	691	$43.41	4.88	$16,207
Vested and expected to vest at June 30, 2017 (1)	691	$43.41	4.88	$16,204
Exercisable at June 30, 2017 (1)	424	$35.97	4.25	$13,092

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2017. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average fair value of grants	$—	$—	$19.61	$17.96
Risk-free interest rate	—%	—%	1.75%	1.36%
Expected volatility	—%	—%	34.25%	41.38%
Expected life in years	0.00	0.00	4.52	4.55
As of June 30, 2017, we expect to recognize $4.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	153	$57.43
Granted	99	63.40
Vested	(43)	59.64
Forfeited	(4)	60.64
Non-vested at June 30, 2017	205	$59.78
As of June 30, 2017, we expect to recognize $9.6 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.0 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
Any and all warrants that vest will expire on January 1, 2023. The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions. Additionally, in connection with the warrants, we have also entered into a registration rights agreement with Comcast under which Comcast may from time to time request that we register the shares of common stock underlying vested warrants with the SEC.
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. At June 30, 2017, none of the warrants had vested.
The fair value of the warrants is determined using the Black-Scholes option pricing model. The assumptions we utilized and the resulting fair value of the warrants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value	$28.89	$35.88	$28.89	$35.88
Price of Universal Electronics Inc. common stock	$67.21	$71.16	$67.21	$71.16
Risk-free interest rate	1.95%	1.22%	1.95%	1.22%
Expected volatility	35.05%	41.17%	35.05%	41.17%
Expected life in years	5.50	6.50	5.50	6.50

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Reduction to net sales	$331	$1,193	$1,263	$2,059
Income tax benefit	123	438	471	756
At June 30, 2017, we estimated the number of warrants that will vest based on the combination of purchases already made and projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at June 30, 2017 was $17.0 million.
Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net gain (loss) on foreign currency exchange contracts (1)	$(1,598)	$(477)	$(1,364)	$(676)
Net gain (loss) on foreign currency exchange transactions	1,006	1,105	1,336	2,016
Other income (expense)	(50)	43	(31)	51
Other income (expense), net	$(642)	$671	$(59)	$1,391

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
Note 16 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2017	2016	2017	2016
BASIC
Net income attributable to Universal Electronics Inc.	$4,684	$6,590	$4,803	$9,311
Weighted-average common shares outstanding	14,404	14,440	14,427	14,406
Basic earnings per share attributable to Universal Electronics Inc.	$0.33	$0.46	$0.33	$0.65

DILUTED
Net income attributable to Universal Electronics Inc.	$4,684	$6,590	$4,803	$9,311
Weighted-average common shares outstanding for basic	14,404	14,440	14,427	14,406
Dilutive effect of stock options and restricted stock	279	295	273	280
Weighted-average common shares outstanding on a diluted basis	14,683	14,735	14,700	14,686
Diluted earnings per share attributable to Universal Electronics Inc.	$0.32	$0.45	$0.33	$0.63

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Stock options	165	78	147	167
Restricted stock awards	—	1	29	10
Note 17 — Derivatives
The following table sets forth the total net fair value of derivatives:

	June 30, 2017				December 31, 2016
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(479)	$—	$(479)	$—	$(1,584)	$—	$(1,584)
We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $1.6 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we had a net pre-tax loss of $1.4 million and $0.7 million, respectively (see Note 15).
Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2017	USD/Euro	USD	$21.0	1.1149	$(537)	July 28, 2017
June 30, 2017	USD/Chinese Yuan Renminbi	USD	$12.0	6.8655	$(128)	July 28, 2017
June 30, 2017	USD/Brazilian Real	USD	$4.5	3.2330	$188	October 20, 2017
June 30, 2017	USD/Brazilian Real	BRL	$1.0	3.3660	$(2)	October 20, 2017

December 31, 2016	USD/Euro	USD	$18.0	1.0513	$(61)	January 27, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.7230	$(974)	January 13, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$10.0	6.6757	$(457)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$2.0	3.4775	$(131)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$4.0	3.2316	$39	January 13, 2017

(1)
Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued expenses.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 18 — Business Combination
On April 6, 2017, we acquired substantially all of the net assets of Residential Control Systems, Inc. ("RCS"), a U.S.-based designer and manufacturer of energy management and control products for the residential, small commercial and hospitality markets. The initial purchase price of $12.6 million was comprised of $8.9 million in cash, which is subject to adjustment based on the final acquired working capital balances, and $3.7 million of contingent consideration. Additionally, we incurred approximately $0.1 million in acquisition costs, consisting primarily of accounting related expenses, which are included within selling, general and administrative expenses for the three and six months ended June 30, 2017. The acquisition of these assets will allow us to expand our product offering of home sensing, monitoring and control solutions to include smart thermostat, sensing and monitoring products currently sold and marketed by RCS.
Our consolidated income statement for the three and six months ended June 30, 2017 includes net sales of $1.4 million and a net loss of $0.4 million attributable to RCS for the period commencing on April 6, 2017.
Contingent Consideration
The initial purchase price is subject to adjustment for differences between the initial estimated working capital balances and the final adjusted balances. In accordance with the terms of the RCS Asset Purchase Agreement ("APA"), any adjustment to the initial purchase price must be completed within 120 days of the acquisition date. We expect this calculation to be completed in the third quarter of 2017.
We are required to make additional earnout payments of up to $10.0 million upon the achievement of certain operating income levels attributable to RCS over the period commencing on the acquisition date through June 30, 2022. The amount of contingent consideration is calculated at the end of each calendar year and is based upon the agreed upon percentage of operating income as defined in the APA. Operating income will be calculated using certain revenues, costs and expenses directly attributable to RCS as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 24.8% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. The fair value of earnout consideration is presented as long-term contingent consideration in our consolidated balance sheet at June 30, 2017.
Preliminary Purchase Price Allocation
Using the acquisition method of accounting, the acquisition date fair value of the consideration transferred was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. The goodwill is expected to be deductible for income tax purposes. Management's preliminary purchase price allocation as of June 30, 2017 was the following:

(in thousands)	Estimated Lives	Preliminary Fair Value
Accounts receivable		$429
Inventories		1,460
Prepaid expenses and other current assets		6
Property, plant and equipment	1-4 years	14
Current liabilities		(399)
Net tangible assets acquired		1,510
Trade name	8 years	400
Customer relationships	10 years	5,200
Order backlog	1 year	150
Goodwill		5,294
Total purchase price		12,554
Less: Contingent consideration		(3,700)
Cash paid		$8,854

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Management's determination of the fair value of intangible assets acquired are based primarily on significant inputs not observable in an active market and thus represent Level 3 fair value measurements as defined under U.S. GAAP.
The fair value assigned to the RCS trade name intangible asset was determined utilizing a relief from royalty method. Under the relief from royalty method, the fair value of the intangible asset is estimated to be the present value of the royalties saved because the company owns the intangible asset. Revenue projections and estimated useful life were significant inputs into estimating the value of the RCS trade name.
The fair value assigned to RCS customer relationships and order backlog intangible assets were determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and utilizes revenue and cost projections, including an assumed contributory asset charge.
The trade name, customer relationships, and order backlog intangible assets are expected to be deductible for income tax purposes.
Pro Forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of RCS as if this transaction had occurred on January 1, 2016. This unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of January 1, 2016, and should not be taken as a projection of the future consolidated results of our operations.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(In thousands, except per-share amounts)	2017	2016	2017	2016
Net sales	$177,580	$172,308	$339,548	$326,514
Net income	4,767	6,381	4,541	9,367
Net income attributable to Universal Electronics Inc.	4,767	6,373	4,541	9,337
Basic earnings per share attributable to Universal Electronics Inc.	$0.33	$0.44	$0.31	$0.65
Diluted earnings per share attributable to Universal Electronics Inc.	$0.32	$0.43	$0.31	$0.64

For purposes of determining pro forma net income attributable to Universal Electronics Inc., adjustments were made to all periods presented in the table above. The pro forma net income and net income attributable to Universal Electronics Inc. assumes that amortization of acquired intangible assets began at January 1, 2016 rather than on April 6, 2017. The result is a net increase in amortization expense of $0.1 million for the six months ended June 30, 2017 and a net increase in amortization expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively. Additionally, acquisition costs totaling $0.1 million are excluded from pro forma net income attributable to Universal Electronics Inc. All adjustments have been made net of their related tax effects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop and manufacture a broad line of pre-programmed universal remote control products, AV accessories, software and intelligent wireless security, sensing and automation components dedicated to redefining the home entertainment and automation experience. Our customers operate primarily in the consumer electronics market and include subscription broadcasters, OEMs, international retailers, private label brands, pro-security dealers and companies in the computing industry. We also sell integrated circuits, on which our software and device control database is embedded, and license our device control database to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room air conditioning equipment, game consoles, and wireless mobile phones and tablets.
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
We operate as one business segment. We have 24 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico, the Netherlands, People's Republic of China (6), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended June 30, 2017:

•	Net sales increased 3.9% to $177.6 million for the three months ended June 30, 2017 from $171.0 million for the three months ended June 30, 2016.

•	Our gross margin percentage decreased from 25.4% for the three months ended June 30, 2016 to 24.6% for the three months ended June 30, 2017.

•	Operating expenses, as a percent of net sales, decreased from 20.7% for the three months ended June 30, 2016 to 20.5% for the three months ended June 30, 2017.

•
Our operating income decreased from $8.0 million for the three months ended June 30, 2016 to $7.3 million for the three months ended June 30, 2017, and our operating margin percentage decreased from 4.7% for the three months ended June 30, 2016 to 4.1% for the three months ended June 30, 2017.

•	Our effective tax rate increased to 23.2% for the three months ended June 30, 2017, compared to 21.3% for the three months ended June 30, 2016.
Our strategic business objectives for 2017 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	74.6	75.0	74.8
Gross profit	24.6	25.4	25.0	25.2
Research and development expenses	2.8	3.0	3.1	3.2
Factory transition restructuring charges	0.2	0.0	1.7	0.5
Selling, general and administrative expenses	17.5	17.7	18.2	18.1
Operating income	4.1	4.7	2.0	3.4
Interest income (expense), net	(0.3)	(0.2)	(0.3)	(0.1)
Other income (expense), net	(0.4)	0.4	(0.0)	0.4
Income before provision for income taxes	3.4	4.9	1.7	3.7
Provision for income taxes	0.8	1.0	0.3	0.8
Net income	2.6	3.9	1.4	2.9
Net income attributable to noncontrolling interest	—	0.0	—	0.0
Net income attributable to Universal Electronics Inc.	2.6%	3.9%	1.4%	2.9%

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016
Net sales. Net sales for the three months ended June 30, 2017 were $177.6 million, an increase of 3.9% compared to $171.0 million for the three months ended June 30, 2016. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended June 30,
	2017		2016
	$ (millions)	% of total	$ (millions)	% of total
Business	$164.5	92.6%	$158.5	92.7%
Consumer	13.1	7.4	12.5	7.3
Total net sales	$177.6	100.0%	$171.0	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.6% of net sales for the three months ended June 30, 2017 compared to 92.7% for the three months ended June 30, 2016. Net sales in our Business lines for the three months ended June 30, 2017 increased by 3.8% to $164.5 million from $158.5 million driven primarily by the rollout of higher end platforms in North America and Europe, increased sales of home security products and increased market share in Latin America. These increases were partially offset by decreased sales to North American satellite broadcasting customers as certain customers are in the process of depleting their current stock of inventory in preparation for the launch of their new advanced platforms.
Net sales in our Consumer lines (One For All® retail and private label) were 7.4% of net sales for the three months ended June 30, 2017 compared to 7.3% for the three months ended June 30, 2016. Net sales in our Consumer lines for the three months ended June 30, 2017 increased by 4.8% to $13.1 million from $12.5 million in the three months ended June 30, 2016 driven primarily by growth in the U.S. market.
Gross profit. Gross profit for the three months ended June 30, 2017 was $43.8 million compared to $43.5 million for the three months ended June 30, 2016. Gross profit as a percent of sales decreased to 24.6% for the three months ended June 30, 2017 compared to 25.4% for the three months ended June 30, 2016. The gross margin percentage was unfavorably impacted by manufacturing inefficiencies experienced due to factory transition activities in China, price reductions granted to certain large volume customers, and lower-margin projects undertaken in Latin America. These were partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar and improved margins in our Consumer lines.
Research and development ("R&D") expenses. R&D expenses decreased 4.0% to $4.9 million for the three months ended June 30, 2017 from $5.2 million for the three months ended June 30, 2016.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other three China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $0.4 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. We expect to incur additional severance costs of approximately $1.5 million as we continue to execute this transition over the next three to six months.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 2.6% to $31.1 million for the three months ended June 30, 2017 from $30.3 million for the three months ended June 30, 2016. The increase was primarily due to increased payroll and benefits costs attributable to annual merit increases and additional headcount to support product development efforts; incremental expense recorded to reflect an increase in the value of contingent consideration to be paid in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"); additional outside product development expense; additional expense related to the acquisition of the net assets of Residential Control Systems, Inc. ("RCS"); and additional expense to support our implementation of a new ERP system. Partially offsetting these increases was a decrease in legal expense as a result of higher legal fees, including the recording of a $2.0 million legal settlement, in the prior year period related to a patent litigation lawsuit. In addition, incentive compensation expense decreased from the prior year quarter.
Interest income (expense), net. Net interest expense was $0.6 million for the three months ended June 30, 2017 compared to net interest expense of $0.3 million for the three months ended June 30, 2016 as a result of an increased level of borrowings on our line of credit.
Other income (expense), net. Net other expense was $0.6 million for the three months ended June 30, 2017 compared to net other income of $0.7 million for the three months ended June 30, 2016. This change was driven primarily by foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi and Euro exchange rates versus the U.S. Dollar.

Income tax provision. Income tax expense was $1.4 million for the three months ended June 30, 2017 compared to $1.8 million for the three months ended June 30, 2016. Our effective tax rate was 23.2% for the three months ended June 30, 2017 compared to 21.3% for the three months ended June 30, 2016. The increase in our effective tax rate was primarily due to the nondeductibility of certain transactions in China as a result of the pending sale of our Guangzhou factory.
Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
Net sales. Net sales for the six months ended June 30, 2017 were $339.0 million, an increase of 5.4% compared to $321.6 million for the six months ended June 30, 2016. Net sales by our Business and Consumer lines were as follows:

	Six Months Ended June 30,
	2017		2016
	$ (millions)	% of total	$ (millions)	% of total
Business	$314.9	92.9%	$299.1	93.0%
Consumer	24.1	7.1	22.5	7.0%
Total net sales	$339.0	100.0%	$321.6	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.9% of net sales for the six months ended June 30, 2017 compared to 93.0% for the six months ended June 30, 2016. Net sales in our Business lines for the six months ended June 30, 2017 increased by 5.3% to $314.9 million from $299.1 million driven primarily by the rollout of higher end platforms in North America and Europe, increased sales of home security products and increased market share in Latin America. These increases were partially offset by decreased sales to North American satellite customers as certain customers are in the process of depleting their current stock of inventory in preparation for the launch of their new advanced platforms.
Net sales in our Consumer lines (One For All® retail and private label) were 7.1% of net sales for the six months ended June 30, 2017 compared to 7.0% for the six months ended June 30, 2016. Net sales in our Consumer lines for the six months ended June 30, 2017 increased by 7.1% to $24.1 million from $22.5 million in the six months ended June 30, 2016 driven primarily by growth in the U.S. market.
Gross profit. Gross profit for the six months ended June 30, 2017 was $84.8 million compared to $81.1 million for the six months ended June 30, 2016. Gross profit as a percent of sales decreased slightly to 25.0% for the six months ended June 30, 2017 compared to 25.2% for the six months ended June 30, 2016. The gross margin percentage was unfavorably impacted by manufacturing inefficiencies experienced due to factory transition activities in China, price reductions granted to certain large volume customers, and lower-margin projects undertaken in Latin America. These were partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar and improved margins in our Consumer lines.
Research and development expenses. R&D expenses increased 1.0% to $10.4 million for the six months ended June 30, 2017 from $10.3 million for the six months ended June 30, 2016.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor costs in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other three China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $5.7 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. We expect to incur additional severance costs of approximately $1.5 million as we continue to execute this transition over the next three to six months.
Selling, general and administrative expenses. SG&A expenses increased 5.9% to $61.7 million for the six months ended June 30, 2017 from $58.2 million for the six months ended June 30, 2016. The increase was primarily due to incremental expense recorded to reflect an increase in the value of contingent consideration to be paid in connection with our acquisition of the net assets of Ecolink; additional expense to support our implementation of a new ERP system; additional outside product development expense; increased payroll and benefits costs attributable to annual merit increases and additional headcount to support product development efforts; and additional expense related to the acquisition of the net assets of RCS. Partially offsetting these increases was a decrease in legal expense as a result of higher legal fees, including the recording of a $2.0 million legal settlement, in the prior year period related to a patent litigation lawsuit. In addition, incentive compensation expense decreased from the prior year period.
Interest income (expense), net. Net interest expense was $1.0 million for the six months ended June 30, 2017 compared to net interest expense of $0.5 million for the six months ended June 30, 2016 as a result of an increased level of borrowings on our line of credit.

Other income (expense), net. Net other expense was $0.1 million for the six months ended June 30, 2017 compared to net other income of $1.4 million for the six months ended June 30, 2016. This change was driven primarily by a decrease in foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. Dollar.
Income tax provision. Income tax expense was $1.1 million for the six months ended June 30, 2017 compared to $2.5 million for the six months ended June 30, 2016. Our effective tax rate was 18.9% for the six months ended June 30, 2017 compared to 21.3% for the six months ended June 30, 2016. The decrease in our effective tax rate was primarily due to the recognition of $0.4 million of excess tax benefits related to stock-based compensation during the six months ended June 30, 2017 as a result of implementing ASU 2016-09, which became effective January 1, 2017.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2017	Increase (Decrease)	Six Months Ended June 30, 2016
Cash provided by (used for) operating activities	$(249)	$(23,500)	$23,251
Cash used for investing activities	(27,138)	(8,204)	(18,934)
Cash provided by (used for) financing activities	27,970	33,344	(5,374)
Effect of exchange rate changes on cash	(1,499)	965	(2,464)
Net increase (decrease) in cash and cash equivalents	$(916)	$2,605	$(3,521)

	June 30, 2017	Increase (Decrease)	December 31, 2016
Cash and cash equivalents	$49,695	$(916)	$50,611
Working capital	87,889	(20,402)	108,291
Net cash used for operating activities was $0.2 million during the six months ended June 30, 2017 compared to $23.3 million of net cash provided by operating activities during the six months ended June 30, 2016. The decrease in net cash provided by operating activities was primarily due to working capital needs associated with inventories and accounts receivable. Cash outflows associated with inventories increased during the six months ended June 30, 2017 as a result of increased sales as well as some buildup of inventory related to the anticipated rollout of higher end platforms to certain customers. Our inventory turns decreased from 4.3 turns at June 30, 2016 to 3.9 turns at June 30, 2017. With respect to accounts receivable, cash outflows have increased primarily as a result of sales growth and collection timing. Days sales outstanding have increased from 70 days at June 30, 2016 to 75 days at June 30, 2017.
Net cash used for investing activities during the six months ended June 30, 2017 was $27.1 million compared to $18.9 million during the six months ended June 30, 2016. The increase in cash used for investing activities was driven primarily by our acquisition of the net assets of RCS for $8.9 million in April 2017. We anticipate that property, plant and equipment purchases in 2017 will total between $24 million and $27 million.
Net cash provided by financing activities was $28.0 million during the six months ended June 30, 2017 compared to $5.4 million of net cash used for financing activities during the six months ended June 30, 2016. The increase in cash provided by financing activities was driven primarily by net borrowings on our line of credit of $42.0 million during the six months ended June 30, 2017, compared to net payments of $7.0 million on our line of credit during the six months ended June 30, 2016. This was partially offset by an increase of $12.9 million in treasury stock purchases.
During the six months ended June 30, 2017, we repurchased 239,470 shares of our common stock at a cost of $14.9 million compared to our repurchase of 36,329 shares at a cost of $1.9 million during the six months ended June 30, 2016. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board. As of June 30, 2017, we had 148,853 shares available for repurchase on the open market under the Board's authorizations. On July 26, 2017, our Board increased these repurchase authorizations by 51,147 shares bringing the total authorization as of the approval date to 200,000 shares.

Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$13,402	$4,591	$5,246	$3,047	$518
Capital lease obligations	3	3	—	—	—
Purchase obligations(1)	8,235	8,235	—	—	—
Contingent consideration (2)	15,100	2,500	8,222	4,194	184
Total contractual obligations	$36,740	$15,329	$13,468	$7,241	$702

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. More recently, we have utilized our revolving line of credit to fund an increased level of share repurchases and our acquisitions of the net assets of Ecolink and RCS. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and future discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season and when inventory levels increase in anticipation of factory closures in observance of Chinese New Year. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$49,695	$50,611
Available borrowing resources	33,000	35,000
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
On June 30, 2017, we had $6.4 million, $17.2 million, $4.8 million, $17.2 million and $4.1 million of cash and cash equivalents in the United States, the People's Republic of China ("PRC"), Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2016, we had $3.3 million, $22.1 million, $5.3 million, $19.6 million, and $0.3 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2019 and that may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at June 30, 2017.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement. The interest rate in effect at June 30, 2017 was 2.34%. There are no commitment fees or unused line fees under the Amended Credit Agreement.
The Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2017, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At June 30, 2017, we had an outstanding balance of $92.0 million on our Credit Line and $33.0 million of availability.
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
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the failure of our customers to grow and expand as we anticipated; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our successful integration of the Ecolink and RCS assets and business lines; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the sale of our Guangzhou facility not occurring as or within the time frame anticipated by management; our inability to successfully and profitably restructure our manufacturing facilities and activities; possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the company's shares have on the company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.6 million annual impact on net income based on our outstanding line of credit balance at June 30, 2017.
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
Foreign Currency Exchange Rate Risk
At June 30, 2017, we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2017, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen relative to the U.S. Dollar fluctuate 10% from June 30, 2017, net income in the third quarter of 2017 would fluctuate by approximately $10.4 million.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2017, we repurchased 54,350 shares of our issued and outstanding common stock for $3.5 million. We make stock repurchases under ongoing and systematic programs approved by our Board of Directors to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time. On June 30, 2017, we had 148,853 shares available for repurchase on the open market under the Board's authorizations. On July 26, 2017, our Board increased these repurchase authorizations by 51,147 shares bringing the total authorizations as of the approval date to 200,000 shares. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
The following table sets forth, for the three months ended June 30, 2017, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2017 - April 30, 2017	1,354	$67.89	—	200,000
May 1, 2017 - May 31, 2017	52,392	64.20	51,147	148,853
June 1, 2017 - June 30, 2017	604	67.11	—	148,853
Total	54,350	$64.33	51,147	148,853

(1)
Of the repurchases in April, May and June, 1,354, 1,245 and 604 shares, respectively, represent common shares of the company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common stock at the time of vesting.

(3)	The Company may purchase shares from time to time in open market purchases. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

ITEM 6. EXHIBITS

10.1	Ninth Amendment to Amended and Restated Credit Agreement dated as of June 20, 2017 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	August 8, 2017	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Ninth Amendment to Amended and Restated Credit Agreement dated as of June 20, 2017 between Universal Electronics Inc. and U.S. Bank National Association (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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