Form 10-Q
period 2017-09-30
UNIVERSAL ELECTRONICS INC
filed 2017-11-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,305,749 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 6, 2017.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,560	$50,611
Restricted cash	4,799	4,623
Accounts receivable, net	153,355	124,592
Inventories, net	154,520	129,879
Prepaid expenses and other current assets	9,988	7,439
Assets held for sale	12,403	—
Income tax receivable	3,262	1,054
Deferred income taxes	—	5,960
Total current assets	386,887	324,158
Property, plant, and equipment, net	109,149	105,351
Goodwill	48,624	43,052
Intangible assets, net	30,159	28,549
Deferred income taxes	18,349	10,430
Long-term restricted cash	—	4,600
Other assets	4,040	4,896
Total assets	$597,208	$521,036
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106,872	$97,157
Line of credit	114,000	49,987
Accrued compensation	33,328	35,580
Accrued sales discounts, rebates and royalties	7,790	8,358
Accrued income taxes	994	375
Other accrued expenses	25,840	24,410
Total current liabilities	288,824	215,867
Long-term liabilities:
Long-term contingent consideration	14,000	10,500
Deferred income taxes	6,376	7,060
Income tax payable	791	791
Other long-term liabilities	1,598	6,308
Total liabilities	311,589	240,526
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,687,651 and 23,575,340 shares issued on September 30, 2017 and December 31, 2016, respectively	237	236
Paid-in capital	262,776	250,481
Treasury stock, at cost, 9,352,551 and 9,022,587 shares on September 30, 2017 and December 31, 2016, respectively	(243,197)	(222,980)
Accumulated other comprehensive income (loss)	(17,831)	(22,821)
Retained earnings	283,634	275,594
Total stockholders' equity	285,619	280,510
Total liabilities and stockholders' equity	$597,208	$521,036
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$175,652	$169,185	$514,638	$490,829
Cost of sales	132,582	127,400	386,783	367,941
Gross profit	43,070	41,785	127,855	122,888
Research and development expenses	5,415	4,955	15,859	15,292
Factory transition restructuring charges	446	81	6,145	1,598
Selling, general and administrative expenses	32,997	28,628	94,701	86,867
Operating income	4,212	8,121	11,150	19,131
Interest income (expense), net	(721)	(228)	(1,676)	(753)
Other income (expense), net	61	335	2	1,726
Income before provision for income taxes	3,552	8,228	9,476	20,104
Provision for income taxes	1,824	421	2,945	2,956
Net income	1,728	7,807	6,531	17,148
Net income attributable to noncontrolling interest	—	—	—	30
Net income attributable to Universal Electronics Inc.	$1,728	$7,807	$6,531	$17,118

Earnings per share attributable to Universal Electronics Inc.:
Basic	$0.12	$0.54	$0.45	$1.19
Diluted	$0.12	$0.53	$0.44	$1.16
Shares used in computing earnings per share:
Basic	14,381	14,510	14,412	14,441
Diluted	14,666	14,848	14,689	14,740
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,728	$7,807	$6,531	$17,148
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,999	(540)	4,990	(1,858)
Total comprehensive income (loss)	4,727	7,267	11,521	15,290
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	30
Comprehensive income (loss) attributable to Universal Electronics Inc.	$4,727	$7,267	$11,521	$15,260
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used for) operating activities:
Net income	$6,531	$17,148
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	23,202	18,994
Provision for doubtful accounts	167	123
Provision for inventory write-downs	2,189	2,398
Deferred income taxes	(953)	1,413
Tax benefit from exercise of stock options and vested restricted stock	—	2,230
Excess tax benefit from stock-based compensation	—	(2,292)
Shares issued for employee benefit plan	591	763
Employee and director stock-based compensation	9,476	7,638
Performance-based common stock warrants	1,122	3,219
Changes in operating assets and liabilities:
Restricted cash	4,623	—
Accounts receivable	(24,440)	(11,359)
Inventories	(21,217)	(4,470)
Prepaid expenses and other assets	(2,422)	(86)
Accounts payable and accrued expenses	1,488	7,699
Accrued income taxes	(1,517)	(4,737)
Net cash provided by (used for) operating activities	(1,160)	38,681
Cash used for investing activities:
Acquisition of property, plant, and equipment	(29,922)	(28,914)
Acquisition of net assets of Residential Control Systems, Inc.	(8,894)	—
Acquisition of intangible assets	(1,275)	(1,373)
Increase in restricted cash	—	(4,797)
Deposit received toward sale of Guangzhou factory	—	4,797
Deconsolidation of Encore Controls LLC	—	48
Net cash used for investing activities	(40,091)	(30,239)
Cash provided by (used for) financing activities:
Borrowings under line of credit	115,000	92,987
Repayments on line of credit	(50,987)	(107,987)
Proceeds from stock options exercised	1,107	4,813
Treasury stock purchased	(20,217)	(2,188)
Excess tax benefit from stock-based compensation	—	2,292
Net cash provided by (used for) financing activities	44,903	(10,083)
Effect of exchange rate changes on cash	(5,703)	(3,184)
Net increase (decrease) in cash and cash equivalents	(2,051)	(4,825)
Cash and cash equivalents at beginning of year	50,611	52,966
Cash and cash equivalents at end of period	$48,560	$48,141

Supplemental cash flow information:
Income taxes paid	$5,770	$6,034
Interest paid	$1,697	$926
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
Our results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As initially proposed, ASU 2014-09 would have been effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or modified retrospective transition method. In August 2015, the FASB postponed the effective date of this new revenue standard by one year. We have largely completed our review of customer contract terms and our assessment of the impact of adopting this standard on our revenue recognition policy, and are currently in the process of modifying certain revenue recognition processes and controls to comply with ASU 2014-09, including the new disclosure requirements. The impact of this new guidance is primarily expected to accelerate revenue recognition for those contractual arrangements under which we manufacture and sell customized products that have no alternative use, as defined under ASU 2014-09 and related guidance and interpretations. In particular, to the extent that we have the right to payment such as a firm order or other contractual commitment from the customer, revenue associated with customized products will be recognized as those products are manufactured rather than when title for those products transfers to the customer. We also expect revenue recognition to be accelerated for licensing arrangements that contain minimum guarantees. We expect to implement ASU 2014-09 on January 1, 2018, using the modified retrospective transition method. Thus prior periods will not be restated. The impact of the transition to this new accounting method, which will include a cumulative-effect adjustment to retained earnings as of the adoption date, could have a material impact on our consolidated results of operations.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal periods beginning after December 15, 2016 and must be applied prospectively. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial position or results of operations.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
In February 2016, the FASB issued ASU 2016-02, "Leases," which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance will require lessees to recognize a right of use asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09,"Improvements to Employee Share-Based Payment Accounting," which amends Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation." ASU 2016-09 requires excess tax benefits and tax deficiencies to be recorded as a discrete adjustment to income tax expense when stock awards vest or are settled, rather than in paid-in capital when they impact income taxes payable. This new guidance also requires cash flows related to excess tax benefits from stock-based compensation to be presented with other income tax cash flows in operating activities, rather than separately as a financing activity, in the statement of cash flows. Additionally, ASU 2016-09 impacts the calculation of diluted weighted-average shares under the treasury stock method as the assumed proceeds from an employee vesting in or exercising a stock-based award are no longer increased or decreased by the amount of excess tax benefits or deficiencies taken to paid-in capital. We elected to adopt the provisions of ASU 2016-09 prospectively effective January 1, 2017. We also made the accounting policy election, as allowed by ASU 2016-09, to account for forfeitures of stock-based awards as they occur, rather than estimating forfeitures. The cumulative effect of adopting ASU 2016-09 was an increase of $1.5 million to deferred tax assets and an increase to retained earnings of $1.5 million, as of January 1, 2017, as a result of recognizing previously unrecognized excess tax benefits from stock-based compensation. There was no cumulative effect impact related to the change in accounting policy to account for forfeitures of stock-based awards when they occur as a result of our minimal historical forfeitures experience.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which amends ASC 230, "Statement of Cash Flows". This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as long as all amendments are adopted in the same period. We are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which changes the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under this new guidance, the income tax consequences of an intra-entity transfer of an asset other than inventory will be recognized when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of ASU 2016-16 could be material depending on the size of any intra-entity transfers we may implement in future periods.
In November 2016, the FASB issued ASU 2016-18,"Restricted Cash," which amends ASC 230, "Statement of Cash Flows." This new guidance addresses the classifications and presentation of changes in restricted cash in the statement of cash flows. ASU 2016-18 is effective for fiscal periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted. The adoption of ASU 2016-18 will modify our current disclosures by reclassifying certain amounts within the consolidated statement of cash flows, but is not expected to have a material effect on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal periods beginning after December 31, 2019. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2017	December 31, 2016
United States	$4,795	$3,277
People's Republic of China ("PRC")	22,120	22,142
Asia (excluding the PRC)	846	5,260
Europe	13,317	19,630
South America	7,482	302
Total cash and cash equivalents	$48,560	$50,611
Restricted Cash
In connection with a court order issued in a now settled litigation matter, we previously placed $4.6 million of cash into a collateralized surety bond. This bond had certain restrictions for liquidation and was therefore classified as restricted cash. On February 10, 2017, the $4.6 million surety bond was returned to us upon final settlement of the related litigation matter.
In connection with the pending sale of our Guangzhou factory in the PRC (Note 10), the buyer made a cash deposit of RMB 32 million ($4.8 million based on September 30, 2017 exchange rates) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds will not be paid to us until the close of the sale. Accordingly, this deposit is presented as restricted cash within our consolidated balance sheet.
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Trade receivables, gross	$147,194	$120,965
Allowance for doubtful accounts	(1,052)	(904)
Allowance for sales returns	(459)	(539)
Net trade receivables	145,683	119,522
Other	7,672	5,070
Accounts receivable, net	$153,355	$124,592
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$904	$822
Additions (reductions) to costs and expenses	167	123
(Write-offs)/Foreign exchange effects	(19)	15
Balance at end of period	$1,052	$960

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Sales Returns
The allowance for sales returns at September 30, 2017 and December 31, 2016 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.4 million on September 30, 2017 and December 31, 2016, respectively. The value of these returned goods was included in our inventory balance at September 30, 2017 and December 31, 2016.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2017		2016
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$36,811	21.0%	$35,554	21.0%
AT&T	20,117	11.5	21,139	12.5

	Nine Months Ended September 30,
	2017		2016
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$122,009	23.7%	$111,529	22.7%
AT&T	61,057	11.9	60,709	12.4

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	September 30, 2017		December 31, 2016
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$26,553	17.3%	$23,716	19.0%
AT&T (1)	—	—	14,108	11.3

(1)	Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net at September 30, 2017.
Note 4 — Inventories, Net and Significant Supplier
Inventories, net were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Raw materials	$36,803	$33,059
Components	18,556	15,046
Work in process	6,596	5,860
Finished goods	95,690	80,119
Reserve for excess and obsolete inventory	(3,125)	(4,205)
Inventories, net	$154,520	$129,879

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$4,205	$3,045
Additions charged to costs and expenses (1)	1,960	2,120
Sell through (2)	(950)	(781)
(Write-offs)/Foreign exchange effects	(2,090)	(726)
Balance at end of period	$3,125	$3,658

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Supplier
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended September 30,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments	$13,115	12.4%	$12,353	13.0%

	Nine Months Ended September 30,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments	$33,693	11.3%	$32,294	11.9%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this vendor. Inventory purchases from this supplier were as follows:

	Three Months Ended September 30,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$1,378	1.3%	$1,382	1.5%

	Nine Months Ended September 30,
	2017		2016
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$3,962	1.3%	$4,971	1.8%
Total accounts payable to this supplier were as follows:

	September 30, 2017		December 31, 2016
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$1,763	1.6%	$1,690	1.7%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2016	$43,052
Goodwill acquired during the period (1)	5,494
Foreign exchange effects	78
Balance at September 30, 2017	$48,624

(1) During the second quarter of 2017, we recorded $5.5 million of goodwill related to the Residential Control Systems, Inc. acquisition. Refer to Note 18 for further information about this acquisition.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	September 30, 2017			December 31, 2016
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$340	$(155)	$185	$302	$(119)	$183
Patents	12,593	(4,996)	7,597	12,038	(4,775)	7,263
Trademarks and trade names (2)	2,786	(1,518)	1,268	2,400	(1,310)	1,090
Developed and core technology	12,560	(5,567)	6,993	12,585	(4,068)	8,517
Capitalized software development costs	142	(59)	83	142	(5)	137
Customer relationships (2)	32,534	(18,613)	13,921	27,703	(16,344)	11,359
Order backlog (2)	150	(38)	112	—	—	—
Total intangible assets, net	$61,105	$(30,946)	$30,159	$55,170	$(26,621)	$28,549

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.0 million and $10.2 million at September 30, 2017 and December 31, 2016, respectively.

(2)
During the second quarter of 2017, we purchased a trade name valued at $0.4 million, which is being amortized ratably over eight years; customer relationships valued at $5.0 million, which are being amortized ratably over 10 years; and order backlog valued at $0.2 million, which is being amortized ratably over one year. Refer to Note 18 for further information regarding the purchase of these intangible assets.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs and order backlog, which are recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Cost of sales	$54	$21	$128	$63
Selling, general and administrative expenses	1,715	1,551	5,032	4,618
Total amortization expense	$1,769	$1,572	$5,160	$4,681

Estimated future annual amortization expense related to our intangible assets at September 30, 2017, is as follows:

(In thousands)
2017 (remaining 3 months)	$1,776
2018	7,046
2019	6,901
2020	5,740
2021	2,289
Thereafter	6,407
Total	$30,159

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 6 — Line of Credit

Our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provided for a $125.0 million revolving line of credit ("Credit Line") that was to expire on November 1, 2019. On October 27, 2017, we entered into a Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank as administrative agent, sole lead arranger and sole book runner, and Wells Fargo Bank, National Association, which replaces the Amended Credit Agreement. Under the Second Amended Credit Agreement, the Credit Line was increased to $170.0 million and the expiration date remained November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at September 30, 2017.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
The interest rate applicable to outstanding Credit Line balances under the Second Amended Credit Agreement is the same as under the Amended Credit Agreement. We may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement and Second Amended Credit Agreement. The interest rate in effect at September 30, 2017 was 2.48%. There are no commitment fees or unused line fees under the Amended Credit Agreement or the Second Amended Credit Agreement.
The Amended Credit Agreement and Second Amended Credit Agreement include financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement and Second Amended Credit Agreement also contain other customary affirmative and negative covenants and events of default. As of September 30, 2017, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At September 30, 2017, we had $114.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.8 million and $0.3 million during the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $0.9 million during the nine months ended September 30, 2017 and 2016, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $1.8 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and our effective tax rate was 51.4% and 5.1% during the three months ended September 30, 2017 and 2016, respectively. We recorded income tax expense of $2.9 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively, and our effective tax rate was 31.1% and 14.7% during the nine months ended September 30, 2017 and 2016, respectively. The higher effective tax rate in both periods was primarily due to the nondeductibility of certain transactions in the PRC as a result of the pending sale of our Guangzhou factory (Note 10). In addition, during the three and nine months ended September 30, 2016, we received tax refunds from the Chinese government totaling $1.8 million for various tax incentives relating to fiscal year 2015.
At September 30, 2017, we had gross unrecognized tax benefits of $3.8 million, including interest and penalties, of which $3.5 million, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.1 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.3 million and $0.3 million at September 30, 2017 and December 31, 2016, respectively, are included in our unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Accrued social insurance (1)	$17,506	$19,974
Accrued salary/wages	7,721	7,903
Accrued vacation/holiday	2,844	2,411
Accrued bonus (2)	1,985	2,421
Accrued commission	851	933
Accrued medical insurance claims	284	122
Other accrued compensation	2,137	1,816
Total accrued compensation	$33,328	$35,580

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2017 and December 31, 2016.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.7 million and $0.7 million at September 30, 2017 and December 31, 2016, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 9 — Other Accrued Expenses
The components of other accrued expenses were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Advertising and marketing	$272	$213
Deferred revenue	79	1,431
Deposit for sale of Guangzhou factory	4,799	—
Duties	757	1,127
Freight and handling fees	2,176	1,919
Product development	485	454
Product warranty claim costs	218	134
Professional fees	1,691	1,313
Property, plant, and equipment	1,564	1,017
Sales taxes and VAT	2,587	2,715
Short-term contingent consideration	3,400	—
Third-party commissions	685	853
Tooling (1)	1,769	1,520
Unrealized loss on foreign currency exchange contracts	86	1,623
URC court order and settlement agreement (Note 2)	—	6,622
Utilities	392	331
Other	4,880	3,138
Total other accrued expenses	$25,840	$24,410

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$134	$35
Accruals for warranties issued during the period	169	100
Settlements (in cash or in kind) during the period	(85)	—
Balance at end of period	$218	$135

Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $0.4 million and $0.1 million during the three months ended September 2017 and 2016, respectively, and $6.1 million and $1.6 million during the nine months ended September 30, 2017 and 2016, respectively, which are included within operating expenses. All operations in our Guangzhou factory ceased in July 2017. Accordingly, we do not expect to incur significant further severance or other restructuring costs related to this factory transition. At September 30, 2017, we had $0.2 million of unpaid severance costs included within accrued compensation.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million (approximately $48.0 million based on September 30, 2017 exchange rates). Under the terms of this agreement, we have up to 24 months to cease all operations within the facility. The closing of the sale will be subject to customary due diligence and local regulatory approval and per the terms of the agreement could take up to approximately 28 months from the execution of the agreement. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account at agreement inception, which we have presented as restricted cash in our consolidated balance sheet (also refer to Note 2). The remaining balance of the purchase price is to be placed into the escrow account prior to the closing of the sale and will be released to us upon closing. Since all operations at our Guangzhou manufacturing facility ceased as of the end of July 2017, the related building and land lease assets of $12.4 million are classified as assets held for sale in our September 30, 2017 consolidated balance sheet.
Litigation
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products that UEBV previously supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court’s ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and in June 2017, a hearing was held before the trial court. During this hearing, Ruwido sought to have a second product which we are currently selling to Telenet included in this case. In September 2017, the Court ruled in our favor that our current product cannot be made part of this case. The Court also refused to rule on whether the original product (which we are no longer selling) infringes the Ruwido patent, instead deciding to wait until the European Patent Office has ruled on our Opposition (see below). Finally, the Court ruled that our original product (which we are no longer selling) infringes certain of Ruwido’s design rights, but stay any decision of compensation and/or damages until all aspects of the case have been decided. We are presently deciding whether to appeal this Court’s rulings and have until later this year to file notice of appeal. Finally, in September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We are in the process of assembling this additional information and scheduling a date for rehearing. On September 5, 2017, Ruwido and FMH filed a patent infringement case on the merits against UEBV and Telenet alleging the same claims of infringement as in the Belgium Courts (see above). This matter is in its early stages and as such we have not yet answered. But, as in the Belgium case, UEBV and Telenet will deny all claims of infringement and vigorously defend against these claims.
On January 26, 2017, OpenTV, Inc., Nagra USA, Inc., Nagravision SA, and Kudelski SA (collectively, the “Kudelski Group”) filed a request with the U.S. International Trade Commission (“ITC”) to institute an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, concerning certain remote control devices we supply Comcast Corporation (“Comcast”), which request was accepted by the ITC. On July 21, 2017, the Kudelski Group filed a motion to terminate the investigation as to all parties, including us and this motion was accepted by the ITC on August 11, 2017.
On March 15, 2017, one of our employee’s filed a lawsuit against us and certain of our employees in the Superior Court of California, County of Orange, claiming hostile work environment based on sexual orientation, intentional infliction of emotional distress, failure to prevent hostile work environment, retaliation, and constructive termination. We have answered by denying all of the employee’s claims and have filed a countersuit against this employee claiming, among other things that he has breached his duty of loyalty to us, that he stole certain of our property, that he converted certain of our property to his own benefit. We are still in the early stages of this case as discovery has recently commenced.
There are no other material pending legal proceedings to which we or any of our subsidiaries is a party or of which our respective property is the subject. However, as is typical in our industry and to the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. However, no assurances can be made as to the outcome of any of these matters, nor can we estimate the range of potential losses to us. In our opinion, final

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

judgments, if any, which might be rendered against us in potential or pending litigation would not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Moreover, we believe that our products do not infringe any third parties' patents or other intellectual property rights.
We maintain directors' and officers' liability insurance which insures our individual directors and officers against certain claims, as well as attorney's fees and related expenses incurred in connection with the defense of such claims.
Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made whenever we deem a repurchase to be a good use of our cash and the repurchase enhances shareholder value. As of September 30, 2017, we had 114,271 shares available for repurchase on the open market under the Board's authorizations. On October 23, 2017, our Board increased these repurchase authorizations by 300,000 shares bringing the total authorization as of the approval date to 386,434 shares. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Shares repurchased	330	40
Cost of shares repurchased	$20,217	$2,188
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
United States	$85,762	$88,243	$253,259	$263,053
Asia (excluding PRC)	26,113	22,099	77,679	64,290
People's Republic of China	23,437	19,899	61,015	59,978
Europe	18,877	19,389	56,041	53,716
Latin America	13,567	13,032	44,593	32,273
Other	7,896	6,523	22,051	17,519
Total net sales	$175,652	$169,185	$514,638	$490,829
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Long-lived tangible assets by geographic area were as follows:

(In thousands)	September 30, 2017	December 31, 2016
United States	$14,233	$11,948
People's Republic of China	95,165	94,113
All other countries	3,791	4,186
Total long-lived tangible assets	$113,189	$110,247
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same income statement caption as their cash compensation. Stock-based compensation expense by income statement caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Cost of sales	$19	$14	$53	$43
Research and development expenses	149	136	412	409
Selling, general and administrative expenses:
Employees	1,843	1,748	5,562	5,324
Outside directors	1,910	770	3,449	1,862
Total employee and director stock-based compensation expense	$3,921	$2,668	$9,476	$7,638

Income tax benefit	$603	$812	2,307	2,281

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2016	652	$39.27
Granted	92	62.70
Exercised	(45)	24.87		$1,893
Forfeited/canceled/expired	(168)	46.44
Outstanding at September 30, 2017 (1)	531	$42.26	4.49	$11,391
Vested and expected to vest at September 30, 2017 (1)	531	$42.26	4.49	$11,390
Exercisable at September 30, 2017 (1)	378	$35.35	3.94	$10,731

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2017. This amount will change based on the fair market value of our stock.

On September 11, 2017, the independent members of our Board of Directors voluntarily surrendered 150,000 stock options originally granted to them in February 2016, resulting in the acceleration and recording of $1.2 million of stock-based compensation expense during the three and nine months ended September 30, 2017. This amount represented all remaining unamortized compensation expense associated with the surrendered stock options as of the surrender date.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
As of September 30, 2017, we expect to recognize $2.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	153	$57.43
Granted	132	64.14
Vested	(59)	61.28
Forfeited	(4)	60.71
Non-vested at September 30, 2017	222	$60.34
As of September 30, 2017, we expect to recognize $9.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. Through September 30, 2017, 100,000 of the warrants had vested.
The fair value of the warrants is determined using the Black-Scholes option pricing model. The assumptions we utilized and the resulting fair value of the warrants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value	$24.17	$38.32	$24.17	$38.32
Price of Universal Electronics Inc. common stock	$62.10	$74.99	$62.10	$74.99
Risk-free interest rate	1.93%	1.32%	1.93%	1.32%
Expected volatility	34.41%	40.54%	34.41%	40.54%
Expected life in years	5.26	6.25	5.26	6.25
The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Reduction/(increase) to net sales	$(141)	$1,160	$1,122	$3,219
Income tax (benefit)/expense	53	(426)	(418)	(1,182)
At September 30, 2017, we estimated the number of warrants that will vest based on the combination of purchases already made and projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at September 30, 2017 was $14.2 million.
Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net gain (loss) on foreign currency exchange contracts (1)	$(1,488)	$(218)	$(2,852)	$(894)
Net gain (loss) on foreign currency exchange transactions	1,176	439	2,512	2,455
Other income (expense)	373	114	342	165
Other income (expense), net	$61	$335	$2	$1,726

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 16 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2017	2016	2017	2016
BASIC
Net income attributable to Universal Electronics Inc.	$1,728	$7,807	$6,531	$17,118
Weighted-average common shares outstanding	14,381	14,510	14,412	14,441
Basic earnings per share attributable to Universal Electronics Inc.	$0.12	$0.54	$0.45	$1.19

DILUTED
Net income attributable to Universal Electronics Inc.	$1,728	$7,807	$6,531	$17,118
Weighted-average common shares outstanding for basic	14,381	14,510	14,412	14,441
Dilutive effect of stock options, restricted stock and common stock warrants	285	338	277	299
Weighted-average common shares outstanding on a diluted basis	14,666	14,848	14,689	14,740
Diluted earnings per share attributable to Universal Electronics Inc.	$0.12	$0.53	$0.44	$1.16
The number of stock options and shares of restricted stock excluded from the computation of diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Stock options	165	—	153	111
Restricted stock awards	30	5	30	8
Note 17 — Derivatives
The following table sets forth the total net fair value of derivatives:

	September 30, 2017				December 31, 2016
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(385)	$—	$(385)	$—	$(1,584)	$—	$(1,584)
We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $1.5 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we had a net pre-tax loss of $2.9 million and $0.9 million, respectively (see Note 15).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2017	USD/Euro	USD	$17.0	1.2039	$299	October 27, 2017
September 30, 2017	USD/Chinese Yuan Renminbi	USD	$22.0	6.6174	$111	October 20, 2017
September 30, 2017	USD/Brazilian Real	USD	$4.5	3.2330	$(86)	October 20, 2017
September 30, 2017	USD/Brazilian Real	BRL	$1.0	3.3660	$61	October 20, 2017

December 31, 2016	USD/Euro	USD	$18.0	1.0513	$(61)	January 27, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.7230	$(974)	January 13, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$10.0	6.6757	$(457)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$2.0	3.4775	$(131)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$4.0	3.2316	$39	January 13, 2017

(1)
Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued expenses.

Note 18 — Business Combination
On April 6, 2017, we acquired substantially all of the net assets of Residential Control Systems, Inc. ("RCS"), a U.S.-based designer and manufacturer of energy management and control products for the residential, small commercial and hospitality markets. The purchase price of $12.6 million was comprised of $8.9 million in cash and $3.7 million of contingent consideration. Additionally, we incurred $0.1 million in acquisition costs, consisting primarily of accounting related expenses, which are included within selling, general and administrative expenses for the nine months ended September 30, 2017. The acquisition of these assets will allow us to expand our product offering of home sensing, monitoring and control solutions to include smart thermostat, sensing and monitoring products sold and marketed by RCS.
Our consolidated income statement for the three and nine months ended September 30, 2017 includes net sales of $0.8 million and $2.2 million, respectively, and net losses of $0.3 million and $0.7 million, respectively, attributable to RCS for the period commencing on April 6, 2017.
Contingent Consideration
We are required to make additional earnout payments of up to $10.0 million upon the achievement of certain operating income levels attributable to RCS over the period commencing on the acquisition date through June 30, 2022. The amount of contingent consideration is calculated at the end of each calendar year and is based on the agreed upon percentage of operating income as defined in the RCS Asset Purchase Agreement ("APA"). Operating income will be calculated using certain revenues, costs and expenses directly attributable to RCS as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 24.8% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

under U.S. GAAP. The fair value of earnout consideration is presented as long-term contingent consideration in our consolidated balance sheet at September 30, 2017.
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

(in thousands)	Estimated Lives	Preliminary Fair Value
Accounts receivable		$429
Inventories		1,508
Prepaid expenses and other current assets		7
Property, plant and equipment	1-4 years	14
Current liabilities		(408)
Net tangible assets acquired		1,550
Trade name	8 years	400
Customer relationships	10 years	5,000
Order backlog	1 year	150
Goodwill		5,494
Total purchase price		12,594
Less: Contingent consideration		(3,700)
Cash paid		$8,894
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
The trade name, customer relationships and order backlog intangible assets are expected to be deductible for income tax purposes.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In thousands, except per-share amounts)	2017	2016	2017	2016
Net sales	$175,652	$170,658	$515,200	$497,172
Net income	1,751	7,525	6,292	16,892
Net income attributable to Universal Electronics Inc.	1,751	7,525	6,292	16,892
Basic earnings per share attributable to Universal Electronics Inc.	$0.12	$0.52	$0.44	$1.17
Diluted earnings per share attributable to Universal Electronics Inc.	$0.12	$0.51	$0.43	$1.14

For purposes of determining pro forma net income attributable to Universal Electronics Inc., adjustments were made to all periods presented in the table above. The pro forma net income and net income attributable to Universal Electronics Inc. assumes that amortization of acquired intangible assets began at January 1, 2016 rather than on April 6, 2017. The result is a net increase in amortization expense of $0.1 million for the nine months ended September 30, 2017, and a net increase in amortization expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. Additionally, acquisition costs totaling $0.1 million are excluded from pro forma net income attributable to Universal Electronics Inc. All adjustments have been made net of their related tax effects.

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
To recap our results for the three months ended September 30, 2017:

•	Net sales increased 3.8% to $175.7 million for the three months ended September 30, 2017 from $169.2 million for the three months ended September 30, 2016.

•	Our gross margin percentage decreased from 24.7% for the three months ended September 30, 2016 to 24.5% for the three months ended September 30, 2017.

•	Operating expenses, as a percent of net sales, increased from 19.9% for the three months ended September 30, 2016 to 22.1% for the three months ended September 30, 2017.

•
Our operating income decreased from $8.1 million for the three months ended September 30, 2016 to $4.2 million for the three months ended September 30, 2017, and our operating margin percentage decreased from 4.8% for the three months ended September 30, 2016 to 2.4% for the three months ended September 30, 2017.

•	Our effective tax rate increased to 51.4% for the three months ended September 30, 2017, compared to 5.1% for the three months ended September 30, 2016.
Our strategic business objectives for 2017 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.5	75.3	75.2	75.0
Gross profit	24.5	24.7	24.8	25.0
Research and development expenses	3.1	2.9	3.1	3.1
Factory transition restructuring charges	0.2	0.1	1.2	0.3
Selling, general and administrative expenses	18.8	16.9	18.4	17.7
Operating income	2.4	4.8	2.1	3.9
Interest income (expense), net	(0.4)	(0.1)	(0.3)	(0.2)
Other income (expense), net	0.0	0.2	0.0	0.4
Income before provision for income taxes	2.0	4.9	1.8	4.1
Provision for income taxes	1.0	0.3	0.6	0.6
Net income	1.0	4.6	1.2	3.5
Net income attributable to noncontrolling interest	—	—	—	0.0
Net income attributable to Universal Electronics Inc.	1.0%	4.6%	1.2%	3.5%

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
Net sales. Net sales for the three months ended September 30, 2017 were $175.7 million, an increase of 3.8% compared to $169.2 million for the three months ended September 30, 2016. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended September 30,
	2017		2016
	$ (millions)	% of total	$ (millions)	% of total
Business	$163.1	92.8%	$157.2	92.9%
Consumer	12.6	7.2	12.0	7.1
Total net sales	$175.7	100.0%	$169.2	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.8% of net sales for the three months ended September 30, 2017 compared to 92.9% for the three months ended September 30, 2016. Net sales in our Business lines for the three months ended September 30, 2017 increased by 3.8% to $163.1 million from $157.2 million driven primarily by increased sales of home security products, increased sales to consumer electronics companies in Asia, and the rollout of higher end platforms in Europe. These increases were partially offset by a decrease in sales to North American satellite broadcasting customers as certain customers are in the process of depleting their current stock of inventory in preparation for the launch of their new advanced platforms.
Net sales in our Consumer lines (One For All® retail and private label) were 7.2% of net sales for the three months ended September 30, 2017 compared to 7.1% for the three months ended September 30, 2016. Net sales in our Consumer lines for the three months ended September 30, 2017 increased by 5.0% to $12.6 million from $12.0 million in the three months ended September 30, 2016 driven primarily by growth in international markets outside of Europe.
Gross profit. Gross profit for the three months ended September 30, 2017 was $43.1 million compared to $41.8 million for the three months ended September 30, 2016. Gross profit as a percent of sales decreased to 24.5% for the three months ended September 30, 2017 compared to 24.7% for the three months ended September 30, 2016. The gross margin percentage was unfavorably impacted by price reductions granted to certain large volume customers, manufacturing inefficiencies experienced due to our factory transition activities in China, and lower-margin projects undertaken in Latin America. These impacts were partially offset by raw material cost savings.
Research and development ("R&D") expenses. R&D expenses increased 9.3% to $5.4 million for the three months ended September 30, 2017 from $5.0 million for the three months ended September 30, 2016 primarily driven by R&D efforts dedicated to developing new product offerings for new and existing product categories.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $0.4 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. We ceased manufacturing operations in our Guangzhou factory during the third quarter of 2017 and as a result, we do not expect to incur a significant amount of additional severance costs associated with the transition of manufacturing activities from this location.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 15.3% to $33.0 million for the three months ended September 30, 2017 from $28.6 million for the three months ended September 30, 2016. The increase was primarily due to incremental expense recorded to reflect an increase in the value of contingent consideration to be paid in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"); increased stock-based compensation expense; and increased payroll and benefits attributable to annual merit increases and additional headcount to support product development efforts. Partially offsetting these increases was a decrease in legal expense as a result of higher legal fees in the prior year period related to patent litigation matters.
Interest income (expense), net. Net interest expense was $0.7 million for the three months ended September 30, 2017 compared to net interest expense of $0.2 million for the three months ended September 30, 2016 as a result of an increased level of borrowings on our line of credit.
Other income (expense), net. Net other income was $0.1 million for the three months ended September 30, 2017 compared to net other income of $0.3 million for the three months ended September 30, 2016. This change was driven primarily by foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi and British Pound exchange rates versus the U.S. Dollar.

Provision for income taxes. Income tax expense was $1.8 million for the three months ended September 30, 2017 compared to $0.4 million for the three months ended September 30, 2016. Our effective tax rate was 51.4% for the three months ended September 30, 2017 compared to 5.1% for the three months ended September 30, 2016. The increase in our effective tax rate was primarily due to the nondeductibility of certain transactions in China as a result of the pending sale of our Guangzhou factory. In addition, during the three months ended September 30, 2016, we received tax refunds from the Chinese government totaling $1.8 million for various tax incentives relating to fiscal year 2015.
Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016
Net sales. Net sales for the nine months ended September 30, 2017 were $514.6 million, an increase of 4.8% compared to $490.8 million for the nine months ended September 30, 2016. Net sales by our Business and Consumer lines were as follows:

	Nine Months Ended September 30,
	2017		2016
	$ (millions)	% of total	$ (millions)	% of total
Business	$477.9	92.9%	$456.3	93.0%
Consumer	36.7	7.1	34.5	7.0%
Total net sales	$514.6	100.0%	$490.8	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.9% of net sales for the nine months ended September 30, 2017 compared to 93.0% for the nine months ended September 30, 2016. Net sales in our Business lines for the nine months ended September 30, 2017 increased by 4.7% to $477.9 million from $456.3 million driven primarily by increased sales of home security products, increased market share in Latin America, the rollout of higher end platforms in Europe and increased sales to consumer electronics companies in Asia. These increases were partially offset by a decrease in sales to North American satellite broadcasting customers as certain customers are in the process of depleting their current stock of inventory in preparation for the launch of their new advanced platforms.
Net sales in our Consumer lines (One For All® retail and private label) were 7.1% of net sales for the nine months ended September 30, 2017 compared to 7.0% for the nine months ended September 30, 2016. Net sales in our Consumer lines for the nine months ended September 30, 2017 increased by 7.1% to $36.7 million from $34.5 million in the nine months ended September 30, 2016 driven primarily by growth in international markets outside of Europe and in the U.S. market.
Gross profit. Gross profit for the nine months ended September 30, 2017 was $127.9 million compared to $122.9 million for the nine months ended September 30, 2016. Gross profit as a percent of sales decreased slightly to 24.8% for the nine months ended September 30, 2017 compared to 25.0% for the nine months ended September 30, 2016. The gross margin percentage was unfavorably impacted by price reductions granted to certain large volume customers, manufacturing inefficiencies experienced due to factory transition activities in China, and lower-margin projects undertaken in Latin America. These impacts were partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development expenses. R&D expenses increased 3.7% to $15.9 million for the nine months ended September 30, 2017 from $15.3 million for the nine months ended September 30, 2016.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor costs in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $6.1 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. We ceased manufacturing operations in our Guangzhou factory during the third quarter of 2017 and as a result, we do not expect to incur a significant amount of additional severance costs associated with the transition of manufacturing activities from this location.
Selling, general and administrative expenses. SG&A expenses increased 9.0% to $94.7 million for the nine months ended September 30, 2017 from $86.9 million for the nine months ended September 30, 2016. The increase was primarily due to incremental expense recorded to reflect an increase in the value of contingent consideration to be paid in connection with our acquisition of the net assets of Ecolink; increased stock-based compensation expense; increased headcount and other direct costs associated with product development efforts as a result of an increase in the number of higher end customer products; additional expense to support our implementation of a new ERP system; and additional expense as a result of the acquisition of the net assets of Residential Control Systems, Inc. ("RCS") in April 2017. Partially offsetting these increases was a decrease in legal expense as a result of higher legal fees, including the recording of a $2.0 million legal settlement, in the prior year period related to patent litigation matters.

Interest income (expense), net. Net interest expense was $1.7 million for the nine months ended September 30, 2017 compared to net interest expense of $0.8 million for the nine months ended September 30, 2016 as a result of an increased level of borrowings on our line of credit.
Other income (expense), net. Net other income was $2.0 thousand for the nine months ended September 30, 2017 compared to net other income of $1.7 million for the nine months ended September 30, 2016. This change was driven primarily by a decrease in foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. Dollar.
Provision for income taxes. Income tax expense was $2.9 million for the nine months ended September 30, 2017 compared to $3.0 million for the nine months ended September 30, 2016. Our effective tax rate was 31.1% for the nine months ended September 30, 2017 compared to 14.7% for the nine months ended September 30, 2016. The increase in our effective tax rate was primarily due to the nondeductibility of certain transactions in China as a result of the pending sale of our Guangzhou factory. In addition, during the nine months ended September 30, 2016, we received tax refunds from the Chinese government totaling $1.8 million for various tax incentives relating to fiscal year 2015.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2017	Increase (Decrease)	Nine Months Ended September 30, 2016
Cash provided by (used for) operating activities	$(1,160)	$(39,841)	$38,681
Cash used for investing activities	(40,091)	(9,852)	(30,239)
Cash provided by (used for) financing activities	44,903	54,986	(10,083)
Effect of exchange rate changes on cash	(5,703)	(2,519)	(3,184)
Net increase (decrease) in cash and cash equivalents	$(2,051)	$2,774	$(4,825)

	September 30, 2017	Increase (Decrease)	December 31, 2016
Cash and cash equivalents	$48,560	$(2,051)	$50,611
Working capital	98,063	(10,228)	108,291
Net cash used for operating activities was $1.2 million during the nine months ended September 30, 2017 compared to $38.7 million of net cash provided by operating activities during the nine months ended September 30, 2016. The decrease in net cash provided by operating activities was primarily due to working capital needs associated with accounts receivable and inventories. Cash outflows associated with accounts receivable have increased primarily as a result of collection timing. Days sales outstanding have increased from 72 days at September 30, 2016 to 79 days at September 30, 2017. With respect to inventories, cash outflows increased during the nine months ended September 30, 2017 largely as a result of carrying increased inventory levels while we transition manufacturing operations between our factories in China. In addition, we had some buildup of inventory related to the anticipated rollout of higher end platforms to certain customers as well as further anticipated growth in home security product sales. Our inventory turns decreased from 4.2 turns at September 30, 2016 to 3.6 turns at September 30, 2017.
Net cash used for investing activities during the nine months ended September 30, 2017 was $40.1 million compared to $30.2 million during the nine months ended September 30, 2016. The increase in cash used for investing activities was driven primarily by our acquisition of the net assets of RCS for $8.9 million in April 2017.
Net cash provided by financing activities was $44.9 million during the nine months ended September 30, 2017 compared to $10.1 million of net cash used for financing activities during the nine months ended September 30, 2016. The increase in cash provided by financing activities was driven primarily by net borrowings on our line of credit of $64.0 million during the nine months ended September 30, 2017, compared to net payments of $15.0 million on our line of credit during the nine months ended September 30, 2016. This was partially offset by an increase of $18.0 million in treasury stock purchases and a $3.7 million decrease in proceeds from the exercise of stock options.
During the nine months ended September 30, 2017, we repurchased 329,964 shares of our common stock at a cost of $20.2 million compared to our repurchase of 39,531 shares at a cost of $2.2 million during the nine months ended September 30, 2016. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made whenever we deem a repurchase to be a good use of our cash and the repurchase enhances shareholder value. As of September 30, 2017, we had 114,271 shares available for repurchase on the open market under the Board's authorizations. On October 23, 2017, our Board increased these repurchase authorizations by 300,000 shares bringing the total authorization as of the approval date to 386,434 shares.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$13,732	$4,570	$5,192	$3,321	$649
Purchase obligations(1)	7,037	7,037	—	—	—
Contingent consideration (2)	17,400	3,400	13,000	1,000	—
Total contractual obligations	$38,169	$15,007	$18,192	$4,321	$649

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$48,560	$50,611
Available borrowing resources	11,000	35,000
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
On September 30, 2017, we had $4.8 million, $22.1 million, $0.8 million, $13.3 million and $7.5 million of cash and cash equivalents in the United States, the People's Republic of China ("PRC"), Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2016, we had $3.3 million, $22.1 million, $5.3 million, $19.6 million, and $0.3 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our Amended and Restated Credit Agreement ("Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provided for a $125.0 million revolving line of credit ("Credit Line") that was to expire on November 1, 2019. On October 27, 2017, we entered into a Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank as administrative agent, sole lead arranger and sole book runner, and Wells Fargo, National Association, which replaces the Amended Credit Agreement. Under the Second Amended Credit Agreement, the Credit Line was increased to $170.0 million and the expiration date remained November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at September 30, 2017.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
The interest rate applicable to outstanding Credit Line balances under the Second Amended Credit Agreement is the same as under the Amended Credit Agreement. We may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Amended Credit Agreement and Second Amended Credit Agreement. The interest rate in effect at September 30, 2017 was 2.48%. There are no commitment fees or unused line fees under the Amended Credit Agreement or the Second Amended Credit Agreement.
The Amended Credit Agreement and Second Amended Credit Agreement include financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Amended Credit Agreement and Second Amended Credit Agreement also contain other customary affirmative and negative covenants and events of default. As of September 30, 2017, we were in compliance with the covenants and conditions of the Amended Credit Agreement.
At September 30, 2017, we had an outstanding balance of $114.0 million on our Credit Line and $11.0 million of availability.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Amended Credit Agreement and Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Agreement and Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.7 million annual impact on net income based on our outstanding line of credit balance at September 30, 2017.
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
Foreign Currency Exchange Rate Risk
At September 30, 2017, we had wholly-owned subsidiaries in Argentina, Brazil, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2017, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen relative to the U.S. Dollar fluctuate 10% from September 30, 2017, net income in the third quarter of 2017 would fluctuate by approximately $11.5 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2017, we repurchased 90,494 shares of our issued and outstanding common stock for $5.3 million. We make stock repurchases under ongoing and systematic programs approved by our Board of Directors when we deem a repurchase to be a good use of our cash and the repurchase enhances shareholder value. On September 30, 2017, we had 114,271 shares available for repurchase on the open market under the Board's authorizations. On October 23, 2017, our Board increased these repurchase authorizations by 300,000 shares bringing the total authorizations as of the approval date to 386,434 shares. Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
The following table sets forth, for the three months ended September 30, 2017, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2017 - July 31, 2017	1,354	$67.21	—	200,000
August 1, 2017 - August 31, 2017	38,462	57.33	35,729	164,271
September 1, 2017 - September 30, 2017	50,678	59.91	50,000	114,271
Total	90,494	$58.92	85,729	114,271

(1)
Of the repurchases in July, August and September, 1,354, 2,733 and 678 shares, respectively, represent common shares of the company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

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

Dated:	November 8, 2017	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
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