Form 10-K
period 2017-12-31
UNIVERSAL ELECTRONICS INC
filed 2018-03-13
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
_______________________________________
Indicate by check mark if whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter was $643,205,297 based upon the closing sale price as reported on the NASDAQ Stock Market for that date.
On March 8, 2018, 14,100,423 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2017 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2017.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

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
Business Segment
Overview
Universal Electronics Inc. develops control and sensor technology solutions and manufactures a broad line of pre-programmed and universal control products, audio-video ("AV") accessories, and intelligent wireless security and smart home products dedicated to redefining the home entertainment, automation and security experience. Our offerings include:

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

•
software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, audio systems, smartphones, tablets, game controllers and other consumer electronic devices to wirelessly connect and interact with home networks and interactive services to control and deliver digital entertainment and information;

•	intellectual property which we license primarily to OEMs, software development companies, private label customers, and subscription broadcasting providers;

•	proprietary and standards-based RF sensors designed for residential security, safety and automation applications;

•	wall-mount and handheld thermostat controllers and connected accessories for intelligent energy management systems, primarily to OEM customers as well as hospitality system integrators; and

•	AV accessories sold, directly and indirectly, to consumers.
Our business is comprised of one reportable segment.
Principal Products and Markets
Our principal markets are the subscription broadcast, consumer and mobile electronics and residential security markets where our customers include subscription broadcasters, OEMs, international retailers, private label brands, pro-security dealers and companies in the computing industry.
We provide subscription broadcasting providers, both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and device code libraries are embedded. We also sell integrated circuits, on which our software and device control code libraries are embedded, and license our device control database to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room and central heating, ventilation and air conditioning ("HVAC") equipment, game consoles, and wireless mobile phones and tablets.
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

We continue to pursue further penetration of the more traditional OEM consumer electronics markets as well as newer product categories in the smart home and Internet of Things ("IoT") markets such as lighting, window coverings, and bathroom controllers. Customers in these markets integrate our products and technology into their products to enhance their consumer lifestyle ecosystems. Growth in these markets has been driven by the increasing demand for more energy efficient homes and the increasing proliferation of connected smart devices.
In 2015, we acquired Ecolink Intelligent Technology, Inc. ("Ecolink"), a leading developer of smart home technology. Ecolink provides a wide range of intelligent wireless security and automation components dedicated to redefining the home security experience. Ecolink has over 20 years of wireless engineering expertise in the home security and automation market and currently holds more than 50 related pending and issued patents. UEI’s current subscription broadcasting customers are adding home security and automation to their list of service offerings. Our acquisition of Ecolink, a premise equipment supplier to this market, enables us to broaden our design expertise and product portfolio to add home security and automation sensors to our capabilities.
On April 6, 2017, we acquired Residential Control Systems, Inc. ("RCS"), a U.S.-based designer and manufacturer of energy management and control products for the residential, small commercial and hospitality markets. The acquisition of RCS, allows us to expand our product offering to include smart thermostat, sensing and monitoring products and enables us to broaden our technology and design expertise in these product categories. Smart and connected thermostats are critical components of the smart home that help deliver energy-efficiency and an enhanced consumer lifestyle.
For the years ended December 31, 2017, 2016, and 2015, our sales to Comcast accounted for 23.0%, 22.9%, and 21.5% of our net sales, respectively. For the years ended December 31, 2017, 2016, and 2015 our sales to AT&T (formerly DIRECTV) and its sub-contractors collectively accounted for 11.2%, 11.5%, and 13.4% of our net sales, respectively.
Our One For All® brand name remote controls and accessories sold within the international retail markets accounted for 7.1%, 7.2%, and 8.1% of our total net sales for the years ended December 31, 2017, 2016, and 2015, respectively.
Financial information relating to our international operations for the years ended December 31, 2017, 2016, and 2015 is included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 15".
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At the end of 2017, we had over 400 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
Our patents have remaining lives ranging from one to 18 years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of our device control codes. Additionally, the names of many of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases we have elected common law trade secret protection in lieu of obtaining such other protection.
A key factor in creating products and software for control of entertainment devices is the device control code database. Since our beginning in 1986, we have compiled an extensive device control code database that covers over one million individual device functions and approximately 8,100 individual consumer electronic equipment brand names, including virtually all IR controlled set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and other remote controlled home entertainment devices and home automation control modules, as well as wired Consumer Electronics Control ("CEC") and wireless Internet Protocol ("IP") control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for any given home entertainment, automation and air conditioning device in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and IoT devices. These control codes are captured directly from original remote control devices or from the manufacturer's written specifications to ensure the accuracy and integrity of the database. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.
Our goal is to provide universal control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources and devices. QuickSet® is a software application that is currently embedded in hundreds of millions of devices worldwide. QuickSet may be embedded in an AV device, set-top box, or other host device, or delivered as a Cloud-based service to enable universal remote setup and control. QuickSet enables universal device control set-up using automated and guided on-screen instructions and a wireless two-way communication link between the remote and the QuickSet enabled device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal control set-up process and can enable other time saving features. QuickSet utilizes data transmitted over HDMI or IP networks to automatically detect various attributes of the connected device and downloads the appropriate control codes and functions into the remote control without the need for the user to enter any additional information. The user does not need to know the brand or model number to set up the device in the remote. Any compatible new device that is connected is recognized. Consumers can quickly and easily set up their control interface to control multiple devices. Recently added features in QuickSet address common consumer challenges in universal device control, such as mode confusion and input switching. With QuickSet, consumers switch easily between activities and reliably view their chosen content source with a single touch. QuickSet handles the device-specific control. A QuickSet user experience can be delivered via a tactile remote, touchscreen interface, on-screen graphical user interface ("GUI") or voice-enabled system. Licensees of QuickSet include service providers such as Comcast, AT&T and Echostar Technologies; smart TV manufacturers such as Sony and Samsung; leading game console manufacturer Microsoft on its Xbox One game system; and mobile and tablet device manufacturers LG, OPPO, Huawei and LeTV on some of their mobile handset platforms.
Smart devices are becoming a more prevalent part of the home entertainment experience, and UEI offers several solutions to enable entertainment device control with a smart phone, tablet or smart TV. In its smart device control solutions, UEI offers all of the elements needed for device control ranging from IR and RF controller chips to device control libraries to graphical and voice user interfaces, as well as artificial intelligence systems that deliver context aware device interactions. Designed for Android, Nevo® Home is UEI's device and service discovery and control application, currently available for download at Google Play.
Methods of Distribution
Distribution methods for our control solutions vary depending on the sales channel. We distribute remote control devices, sensors, connected thermostats and AV accessories directly to subscription broadcasters and OEMs, both domestically and internationally. We also distribute home security sensors to pro-security installers in the United States through a network of dealers. Outside of North America, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.
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
We provide domestic and international consumer support to our various universal control marketers, including manufacturers, cable and satellite providers, retail distributors, and audio and video OEMs through our live and automated call centers. We also make available a web-based support resource, www.urcsupport.com, designed specifically for subscription broadcasters. This solution offers videos and online tools to help users easily set up their universal remote controls, and as a result reduce call volume at customer support centers. Additionally, the UEI Technical Support Services call center provides customer interaction management services from technical service and support to customer retention. Services include pre-repair calls, post-install surveys, and inbound calls for cable customers to provide greater bottom-line efficiencies.

Our 24 international subsidiaries are the following:

•	C.G. Development Ltd., established in Hong Kong;

•	CG Mexico Remote Controls, S.R.L. de C.V., established in Mexico;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	Gemstar Technology (China) Co. Ltd., established in the PRC;

•	Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yangzhou) Co. Ltd., established in the PRC;

•	Guangzhou Universal Electronics Service Co., Ltd., established in the PRC;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	One For All GmbH, established in Germany;

•	One for All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	UE Japan Ltd., established in Japan;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Cayman Inc., established in the Cayman Islands;

•	UEI do Brasil Controles Remotos Ltda., established in Brazil;

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Hong Kong Pte. Ltd., established in Hong Kong;

•	UE Korea Ltd., established in South Korea;

•	Universal Electronics B.V., established in the Netherlands;

•	Universal Electronics Italia S.R.L., established in Italy;

•	Universal Electronics Trading Co., Ltd., established in the PRC; and

•	Universal Electronics Yangzhou Co. Ltd., established in the PRC.
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC to produce our control and sensor products. In 2017 and 2016, Texas Instruments provided 10.0% and 11.7% of our total inventory purchases. In 2015, no single supplier provided more than 10% of our total inventory purchases.
Even though we operate three factories in the PRC and assembly plants in Brazil and Mexico, we continue to evaluate additional contract manufacturers and sources of supply. During 2017, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources.
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
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2018.
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 23" for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Remote Solutions, Omni Remotes (formerly Philips Home Control Singapore PTE, Ltd.), SMK, and Ruwido. In the international retail and private label markets for wireless controls we compete with Logitech and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and various wireless control manufacturers in Asia. In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. In the connected smart home market we compete with the OEMs themselves as well as wireless manufacturers in Asia. We compete in our markets on the basis of product quality, features, price, intellectual property, design and development expertise and customer support. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2017, our engineering efforts focused on the following:

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
During 2017, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around emerging RF technologies, such as RF4CE, Bluetooth, and Bluetooth Smart. We introduced a versatile, low power dual-RF chip platform that is deployed across a range of our custom and standard products, allowing for broader flexibility and easier implementation of multiple communication protocols. Additionally, we released several new advanced remote control products that incorporate voice search capabilities in our subscription broadcast and OEM channels.
Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for IR, RF, telephone and cable communications and networking in the home. Because of the nature of research and development activities, there can be no assurance that any of our research and development projects will be successfully completed or ultimately achieve commercial success.
Our expenditures on engineering, research and development were:

(In millions):	2017	2016	2015
Research and development	$21.4	$19.9	$18.1
Engineering (1)	11.0	10.5	9.5
Total engineering, research and development	$32.4	$30.4	$27.6

(1)	Engineering costs are included in selling, general and administrative expenses.
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacturing and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damages or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products.
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

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2017, 2016 and 2015, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2017, we employed 3,010 employees, of which 554 worked in engineering and research and development, 115 in sales and marketing, 63 in consumer service and support, 1,988 in operations and warehousing and 290 in executive and administrative functions. In addition, our factories in the PRC and our Asian operations engaged an additional 7,612 staff contracted through agency agreements.
Labor unions represent approximately 14.3% of our 3,010 employees at December 31, 2017. Some unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Other unionized workers, employed in Monterrey, Mexico, are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.
International Operations
Financial information relating to our international operations for the years ended December 31, 2017, 2016 and 2015 is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15".
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers on March 12, 2018:

Name	Age	Position
Paul D. Arling	55	Chairman of the Board and Chief Executive Officer
David Chong	56	Executive Vice President, Asia
Louis S. Hughes	53	Chief Operating Officer
Richard A. Firehammer, Jr.	60	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	48	Senior Vice President and Chief Financial Officer
Menno V. Koopmans	42	Managing Director, EMEA

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2017 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2018 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.
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
Louis S. Hughes is our Chief Operating Officer. He joined us in 2004 as General Manager of Simple Devices as part of our acquisition of Simples Devices, Inc. in that same year. From 2008 to 2011, he was our Vice President Corporate Development. From 2011 to 2014, he was our Senior Vice President - Americas, and from 2015 to November 1, 2016 he was our Executive Vice President - Americas until promoted to his current position. Prior to joining us, Mr. Hughes co-founded SimpleDevices, Inc. (a company that pioneered local area network digital media distribution to a wide variety of consumer electronics devices) and Supplybase (a company that provided enterprise wide, web-based supply chain management systems and information). He also held various positions with General Electric Company over a ten-year period.
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
Menno V. Koopmans is our Managing Director, EMEA. From 2014 to the end of 2016, he was our Senior Vice President for subscription broadcasting business in Europe and India where he led the customer transition into smart remote controls. From 2005 until 2013, he was the head of our worldwide consumer business and our One For All® brand. Prior to joining us, Mr. Koopmans worked at Mars, Sony Europe and Royal Philips Electronics in different product, marketing and sales management roles in both fast-moving consumer goods and durable consumer goods categories. Mr. Koopmans received his Masters in Science of Business Administration from Erasmus University in Rotterdam, The Netherlands.
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
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a managed band against a basket of certain foreign currencies and has resulted in a 23.5% appreciation of the Chinese Yuan Renminbi against the U.S. Dollar during the period from July 21, 2005 to December 31, 2017. While the international reaction to the Chinese Yuan Renminbi revaluation has been positive, there remains international pressure on the PRC government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. Dollar, which could lead to higher manufacturing costs for our products.
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
Availability of adequate workforce levels
Presently, the vast majority of workers at our PRC factories are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to mature and grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. While we have already experienced increases in labor rates in the PRC, as the PRC market continues to open up and grow, we may experience an increase in competition for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.
Expansion in the PRC
As our global business grows, we may decide to expand in China to meet demand. This would be dependent on our ability to locate suitable facilities to support this expansion, to obtain the necessary permits and funding, to attract and retain adequate levels of qualified workers, and to enter into a long-term land lease that is common in the PRC.
Sale of Guangzhou factory
On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility. While the buyer has completed its due diligence review, the parties are discussing a small number of open items. Management continues to expect this sale to close in the first half of 2018. In anticipation of a successful closing of the sale, we completed the shutdown of all operations at our Guangzhou facility in 2017 and have largely completed the transition of manufacturing activities from this factory to our other

China factories. As a result of this transition, we experienced numerous factory inefficiencies related to hiring, training and other transition activities to allow us to manufacture all of the products previously manufactured in Guangzhou at our other China factories. If we are unsuccessful at completing this transition, this could continue to have a material adverse effect on our results of operations and financial condition. Additionally, if the sale does not close, we may incur unexpected costs associated with an unutilized factory, we may incur additional costs to sell the factory to another buyer, and we may be forced to sell the factory at a less favorable price.
Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Net external sales of our consolidated foreign subsidiaries totaled approximately 44.3%, 41.0% and 43.5% of our total consolidated net sales in 2017, 2016 and 2015, respectively. We expect that the international share of our total revenues will continue to make up a significant part of our current business and future strategic plans. Additionally, we operate factories in the PRC, Brazil and Mexico, as well as an engineering center in India. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, particularly in light of the current U.S. presidential administration. For example, the passage of the Tax Cuts and Jobs Act on December 22, 2017, significantly changed U.S. income tax law. While we are still assessing the long-term impact these changes will have on our overall income tax liability under our existing business structure, these recent changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our consolidated after-tax profitability. In addition, the current U.S. presidential administration has introduced greater uncertainty with respect to future trade regulations and trade agreements. Changes in tax policy, trade regulations or trade agreements could have a material adverse effect on our business and results of operations.
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
Fluctuations in Foreign Currency Exchange Rates May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition.
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our exchange rate exposure is in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won and Mexican Peso. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses may adversely affect our sales, earnings, cash flow, liquidity or financial condition.

Risks Relating to Natural or Man-made Disasters, Contagious Disease, Terrorist Activity, and War May Adversely Affect Our Business, Financial Condition and Results of Operations
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, as well as the potential spread of contagious diseases in locations where we or they own or operate significant operations could cause a disruption in our or our third party’s production and distribution capabilities or a decline in demand for our products and services. In addition, actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, North Korea and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce our ability to produce or sell our products which may adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
Dependence on Foreign Manufacturing
Although we own and operate factories in the PRC, Brazil and Mexico, third-party manufacturers located in Asia continue to manufacture a portion of our products. Our arrangements with these foreign manufacturers are subject to the risks of doing business abroad, such as tariffs, environmental and trade restrictions, intellectual property protection and enforcement, export license requirements, work stoppages, political and social instability, economic and labor conditions, foreign currency exchange rate fluctuations, changes in laws and policies (including fiscal policies), and other factors, which may have a material adverse effect on our business, results of operations and cash flows. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major third-party manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.
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
Technology Changes in Wireless Control and Sensing
We currently derive substantial revenue from the sale of wireless remote controls, sensors and home automation products based on IR and RF and other technologies. Other control technologies exist or may be developed that may compete with this technology. In addition, we develop and maintain our own database of IR and RF codes. There are other IR and RF libraries offered by companies that we compete with in the marketplace. The advantage that we may have compared to our competitors is difficult to measure. In addition, if competing wireless control and sensing technology and products gain acceptance and start to be integrated into home electronics devices and home security and automation products that are currently utilizing our remote controllers and sensors, demand for our products may decrease, resulting in decreased operating results, financial condition, and cash flows.
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
Change in Competition and Pricing
Even with having our own factories, we will continue to rely on third-party manufacturers to build a portion of our universal wireless control products. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition may arise from manufacturers who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we may experience downward pressure on our pricing or lose sales, which may have a material adverse effect on our operating results, financial condition and cash flows.
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
A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans or other payments. In addition, any payment of dividends, loans or advances by our subsidiaries may be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Further, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.
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
In addition, our officers and directors periodically sell shares of our common stock which they own, many times pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Sales of shares by our officers and directors may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by such sales of shares by our officers and directors.
If Securities or Industry Analysts Fail to Continue Publishing Research About Our Business, Our Stock Price and Trading Volume May Decline.
The trading market for our common stock has historically been at low volumes and is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we may lose visibility in the financial markets, which in turn may cause our stock price or trading volume to decline.

Future Sales of Our Equity May Depress the Market Price of Our Common Stock.
We have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock may be negatively affected. Further, due to our historically low trading volumes, such large stockholders may not be able to sell the number of shares they wish to sell and/or in the time frame in which they wish to sell. Moreover, while such large stockholders are attempting to sell their shares, other stockholders may not be able to sell their shares at the price and time that such other stockholders desire due to the low trading volumes of our stock. Additionally, in March 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (the first two-year period commenced on January 1, 2016 and ended on December 31, 2017) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. To the extent that the warrants vest and Comcast exercises the warrants and sells any of the shares of common stock issuable upon exercise, or the perception that such sales may occur, could adversely affect the market price and/or trading volume of our common stock. Based upon the volume of goods and services purchased by Comcast during the first two-year period which ended on December 31, 2017, Comcast vested in 175,000 of the warrants.
Approved Stock Repurchase Programs May Not Result in a Positive Return of Capital to Stockholders.
Periodically, our Board approves programs to repurchase our common stock based upon an assessment of then current value as compared to then trading ranges and investor analyst reports.  Also considered in this decision is the effect any such repurchases may have on our cash balances and needs, cash flow, and short- and long-term borrowing. Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to our and these companies’ operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. While we believe our stock price should reflect expectations of future growth and profitability, we also believe our stock price should reflect expectations that our share repurchase program will be fully consummated even though our share repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet expectations related to future growth, profitability, share repurchases or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence.
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

Dependence upon New Product Introduction
Our ability to remain competitive in the wireless control, AV accessory, home security and home automation markets will depend considerably upon our ability to successfully identify new product opportunities, as well as develop and introduce these products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful at developing and marketing new products or enhancing our existing products, or that these new or enhanced products will achieve consumer acceptance and, if achieved, will sustain that acceptance. In addition, there can be no assurance that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, may have a material adverse effect on our operating results, financial condition and cash flows.
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
During the years ended December 31, 2017, 2016 and 2015, we had sales in excess of 10% of our net sales to Comcast and to AT&T. The loss of any of these customers or of any other key customer, either in the United States or abroad or our inability to maintain order volume with these customers, may have an adverse effect on our operating results, financial condition and cash flows.
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

The home security and automation industry is highly fragmented and subject to significant competition and pricing pressures. In particular, the monitored security industry providers have highly recognized brands which may drive increased awareness of their security/automation offerings rather than ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing and promotional resources which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In addition, cable and telecommunications companies have expanded into the monitored security industry and are bundling their existing offerings with monitored security services. We also face competition from Do-It-Yourself ("DIY") companies that are increasingly providing products which enable customers to self-monitor and control their environments without third-party involvement. Further, DIY providers may also offer professional monitoring with the purchase of their systems and equipment or new IoT devices and services with automated features and capabilities that may be appealing to customers. Continued pricing pressure, improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are Exposed to Greater Risks of Liability for Omissions or System Failures
If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged security system failure, he or she (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because some of our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. While our customer contracts contain a series of risk-mitigation provisions that are aimed at limiting our liability and/or limiting a claimant’s ability to pursue legal action against us, in the event of litigation with respect to such matters it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Unanticipated Changes in Tax and Other Laws and Regulations
Our business is subject to regulation under a wide variety of laws, regulations and policies in jurisdictions around the world. In response to continued economic challenges, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations and policies, and any resulting changes may impose new restrictions, costs or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations or official interpretations in ways that may have a significant impact on us, including modifications that may reduce the profits that we can effectively realize from our non-U.S. operations, or that may require costly changes to those operations, or the way in which they are structured. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate may increase and our profits may be reduced. If such increases resulted from our status as a U.S. company, those changes may place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates. Further, the recent passage of the Tax Cuts and Jobs Act in the U.S. significantly changes U.S. income tax law and could increase the tax rate on our non-U.S. income, which may increase our overall effective tax rate.

In addition, from time to time, we are subject to tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We assess the likely outcomes of these audits in order to determine the appropriateness of the tax provision. However, there can be no assurance that we will accurately predict or calculate the outcomes of these audits, and the actual outcomes of these audits may have a material impact on our financial condition, results of operations and cash flows. In addition, our effective tax rate in the future may be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. Furthermore, our tax provisions may be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax positions.

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
Proprietary Technologies
We produce highly complex products that incorporate leading-edge technology, including hardware, firmware, and software. Firmware and software may contain bugs that may unexpectedly interfere with product operation. There can be no assurance that our testing programs will detect all defects in individual products or defects that may affect numerous shipments. The presence of defects may harm customer satisfaction, reduce sales opportunities, or increase warranty claims and/or returns. An inability to cure or repair such a defect may result in the failure of a product line, temporary or permanent withdrawal of a product or market, damage to our reputation, increased inventory costs, or product re-engineering expenses, any of which may have a material impact on our operating results, financial condition and cash flows.
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

Growth Projections
Management has made projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") regarding future events and the financial performance of the Company, including those involving:

•	the benefits the Company expects as a result of the development and success of products and technologies, including new products and technologies;

•	the benefits expected by conducting business in Asian and Latin American markets, without which, we may not be able to recover the costs we incur to enter into such markets;

•	new contracts with new and existing customers and new market penetrations;

•	the expected continued adoption of the Company's technologies in gaming consoles, mobile devices, and other home entertainment and control devices;

•	the expected continued growth in digital TVs, DVRs, PVRs and overall growth in the Company's industry;

•	the impact competitors and OTT providers may have on our business; and

•	the effects we may experience due to current global and regional economic conditions.
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
Cybersecurity Issues: Failure to Maintain the Integrity of and Protect Internal or Customer Data May Result in Faulty Business Decisions, Operational Inefficiencies, Damage to our Reputation and/or Subject Us to Costs, Fines, or Lawsuits
Our business requires collection and retention of large volumes of internal and customer data, including personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as customer product servicing, human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data, including proprietary information, is critical to us. If that data is inaccurate or incomplete, we may make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation is also increasingly demanding, in both the United States and other jurisdictions where we operate. For example, the European Union’s General Data Protection Regulation is considered to be one of the most stringent data privacy regulations and becomes enforceable on May 25, 2018. Our systems and those of our service providers may be unable to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.

Further, proprietary information key to the development of our products is susceptible to the vulnerability of cybersecurity. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data may materially impact our and our service providers' information systems and records and could disrupt our business. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider could adversely impact our reputation, cause harm to our business generally, and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in a loss of data, operational inefficiencies and a loss of profits.
Effectiveness of Our Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Furthermore, our independent registered public accounting firm is required to audit our internal control over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal control over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal control over financial reporting will be effective. Additionally, in 2016 we began implementing a new global ERP system which has impacted our internal controls in 2017, primarily in the U.S., where the ERP system went live in February 2017. We continue to implement the ERP system globally and expect it to impact our control environment in Asia when the system goes live there in 2018. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action may adversely affect our financial results and the market price of our common stock.

Our Governing Corporate Documents Contain, and Our Board of Directors May Implement, Antitakeover Provisions that May Deter Takeover Attempts

Our governing corporate documents, among other things, require super-majority votes in connection with certain mergers and similar transactions. In addition, our Board of Directors may, without stockholder approval, implement other anti-takeover defenses, such as a stockholder's rights plan.

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
Changes in Financial Accounting Standards or Policies May Affect Our Reported Financial Condition or Results of Operations.
From time to time the Financial Accounting Standards Board (the "FASB") and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret GAAP, such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company may be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which will impact the timing of revenue recognition for certain new and existing contracts with customers beginning January 1, 2018. Additionally, in February 2016, the FASB issued ASU 2016-02, “Leases,” which changes the accounting for leases. These and other potential changes in reporting standards may substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our global headquarters is located in Santa Ana, California. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Santa Ana, California	Corporate headquarters, engineering, research and development	36,184	Leased, expires October 31, 2022
Euclid, Ohio	Call center	12,728	Leased, expires June 30, 2025
Carlsbad, California	Engineering, research and development	27,141	Leased, expires November 30, 2019
San Mateo, California	Engineering, research and development	5,826	Leased, expires January 31, 2023
Poway, California	Engineering, research and development	7,891	Leased, expires November 30, 2018
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 28, 2024
Bangalore, India	Engineering, research and development	21,326	Leased, expires February 28, 2018
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires June 30, 2019
Suzhou, PRC	Engineering, research and development	4,908	Leased, expires December 31, 2018
Suzhou, PRC	Engineering, research and development	5,705	Leased, expires December 31, 2020
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025
Yangzhou, PRC	Manufacturing facility	90,201	Leased, expires September 30, 2022
Guangzhou, PRC (1) (2)	Manufacturing facility	710,203	Land leased, expires June 30, 2044
Guangzhou, PRC	Service Center	26,850	Leased, expires April 14, 2020
Qinzhou, PRC	Manufacturing facility	321,313	Leased, expires May 31, 2018
Qinzhou, PRC	Manufacturing facility	345,662	Leased, expires February 28, 2022
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2022
Monterrey, Mexico	Manufacturing facility	50,000	Leased, expires March 31, 2019

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. The closing price of our common stock as reported by NASDAQ on March 8, 2018 was $53.50. Our stockholders of record on March 8, 2018 numbered 120. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by NASDAQ:

	2017		2016
	High	Low	High	Low
First Quarter	$74.85	$57.50	$65.81	$45.20
Second Quarter	72.00	57.10	72.31	58.97
Third Quarter	72.50	55.75	80.42	70.02
Fourth Quarter	67.44	46.05	75.20	52.90
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2017 - October 31, 2017	32,190	$64.76	30,837	383,434
November 1, 2017 - November 30, 2017	301,076	53.03	300,000	—
December 1, 2017 - December 31, 2017	17,057	47.83	—	—
Total	350,323	$53.86	330,837	—

(1)
Of the repurchases in October, November and December, 1,353, 1,076 and 17,057 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common stock at the time of vesting.

(3)
On November 7, 2017, the Company announced that it may purchase up to 300,000 shares from time to time in open market purchases or privately negotiated transactions. The 83,434 remaining shares available for repurchase under the third quarter Rule 10b5-1 plan expired on November 2, 2017.

During the year ended December 31, 2017, we repurchased 680,287 shares of our issued and outstanding common stock for $39.1 million under the ongoing and systematic programs approved by our Board of Directors. We make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time based upon an assessment of then current value as compared to then trading ranges and investor analyst reports. Also considered in this decision is the effect any such repurchase may have on our cash balances and needs, cash flow, and short- and long-term borrowing. On December 31, 2017, we had no shares available for repurchase under the Board's authorizations. Throughout 2018, our Board will continue to assess the efficacy of a corporate stock repurchase program utilizing the same criteria as it had in the past; namely, comparing the then current value as compared to then trading ranges and investor analyst reports, as well as the effect any such repurchase may have on our cash balances and needs, cash flow, and short- and long-term borrowing.  Any such approved repurchase program will not obligate us to acquire any specific number of shares and under any such program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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
Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five-year period ended December 31, 2017. The comparison assumes that $100 was invested on December 31, 2012 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Universal Electronics Inc.	$100	$197	$336	$265	$334	$244
S&P Small Cap 600	$100	$140	$146	$141	$176	$196
NASDAQ Composite Index	$100	$138	$157	$166	$178	$229
Peer Group Index (1)	$100	$135	$149	$121	$166	$207
(1) Companies in the Peer Group Index are as follows: TiVo Corporation (formerly Rovi Corporation), Logitech International, Dolby Laboratories, Inc., and VOXX International Corp. Harman International Industries, Inc. was previously included in the Peer Group Index but has been removed due to its acquisition in March 2017 by Samsung Electronics.
The information presented above is as of December 31, 2012 through December 31, 2017. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Net sales	$695,790	$651,371	$602,833	$562,329	$529,354
Operating income	$10,670	$25,397	$35,919	$41,280	$32,154
Net income (loss) attributable to Universal Electronics Inc.	$(10,323)	$20,354	$29,174	$32,534	$22,963
Earnings (loss) per share attributable to Universal Electronics Inc.:
Basic	$(0.72)	$1.41	$1.91	$2.06	$1.51
Diluted	$(0.72)	$1.38	$1.88	$2.01	$1.47
Shares used in computing earnings (loss) per share:
Basic	14,351	14,465	15,248	15,781	15,248
Diluted	14,351	14,764	15,542	16,152	15,601
Cash dividends declared per common share	—	—	—	—	—
Gross margin	23.8%	25.2%	27.7%	29.7%	28.6%
Operating expenses as a % of net sales	22.3%	21.3%	21.8%	22.4%	22.5%
Operating margin	1.5%	3.9%	5.9%	7.3%	6.1%
Net income (loss) as a % of net sales	(1.5)%	3.1%	4.8%	5.8%	4.3%
Return on average assets	(1.8)%	4.0%	6.1%	7.3%	5.7%

	December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Working capital	$74,362	$108,291	$100,200	$183,600	$158,548
Ratio of current assets to current liabilities	1.2	1.5	1.5	2.3	2.3
Total assets	$608,430	$521,036	$495,220	$463,070	$423,733
Cash and cash equivalents	$62,438	$50,611	$52,966	$112,521	$76,174
Line of credit	$138,000	$49,987	$50,000	$—	$—
Stockholders’ equity	$253,549	$280,510	$257,908	$315,621	$291,270
Book value per share (1)	$18.04	$19.28	$17.97	$19.85	$18.55
Ratio of liabilities to liabilities and stockholders’ equity	58.3%	46.2%	47.9%	31.8%	31.3%

(1)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information for 2017, 2016 and 2015 compared to previous years is affected by the acquisitions of the net assets of Ecolink during the third quarter of 2015 and RCS during the second quarter of 2017. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 22" for further information.

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
Since our beginning in 1986, we have compiled an extensive device control database that covers over one million individual device functions and approximately 8,100 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced control technologies, emerging RF technologies, such as RF4CE, Bluetooth, and Bluetooth Smart, have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We operate as one business segment. We have 24 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico, the Netherlands, People's Republic of China (6), Singapore, Spain and the United Kingdom.
To recap our results for 2017:

•	Net sales increased 6.8% to $695.8 million in 2017 from $651.4 million in 2016.

•	Our gross margin percentage decreased from 25.2% in 2016 to 23.8% in 2017.

•	Operating expenses, as a percent of sales, increased from 21.3% in 2016 to 22.3% in 2017

•	Operating income decreased 58.0% to $10.7 million in 2017 from $25.4 million in 2016, and our operating margin percentage decreased to 1.5% in 2017, compared to 3.9% in 2016.

•	Our effective tax rate increased to 241.6% in 2017 from 19.1% in 2016.
Our strategic business objectives for 2018 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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

Inventories
Our finished good, component part, and raw material inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We write-down our inventory for the estimated difference between cost and estimated net realizable value based upon our best estimates of future demand and market conditions. We carry inventory in amounts necessary to satisfy our customers' inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write-down any excess or obsolete inventories on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $1.7 million.
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
Income Taxes
We calculate our current and deferred tax provisions based on estimates and assumptions that may differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third and fourth quarters of the subsequent year.
We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered future market growth, forecasted earnings and tax rates, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.
Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided state income taxes or foreign withholding taxes because we plan to reinvest such earnings indefinitely outside the United States. The decision to reinvest our foreign earnings indefinitely outside the United States is based on our projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business may impact our effective tax rate.
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

Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense, net of forfeitures, in proportion to vesting during the requisite service period, which ranges from one to four years. Forfeitures are deducted as they occur.
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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.2	74.8	72.3
Gross profit	23.8	25.2	27.7
Research and development expenses	3.1	3.0	3.1
Factory transition restructuring charges	0.9	0.7	—
Selling, general and administrative expenses	18.3	17.6	18.7
Operating income	1.5	3.9	5.9
Interest income (expense), net	(0.4)	(0.2)	0.0
Other income (expense), net	(0.1)	0.1	(0.0)
Income before provision for income taxes	1.0	3.8	5.9
Provision for income taxes	2.5	0.7	1.1
Net income (loss)	(1.5)	3.1	4.8
Net income (loss) attributable to noncontrolling interest	—	0.0	(0.0)
Net income (loss) attributable to Universal Electronics Inc.	(1.5)%	3.1%	4.8%
Year Ended December 31, 2017 ("2017") Compared to Year Ended December 31, 2016 ("2016")
Net sales. Net sales for 2017 were $695.8 million, an increase of 6.8% compared to $651.4 million in 2016. Net sales by our business and consumer lines were as follows:

	2017		2016
	$ (millions)	% of total	$ (millions)	% of total
Business	$642.2	92.3%	$601.7	92.4%
Consumer	53.6	7.7%	49.7	7.6%
Total net sales	$695.8	100.0%	$651.4	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.3% of net sales in 2017 compared to 92.4% in 2016. Net sales in our Business lines in 2017 increased by 6.7% to $642.2 million from $601.7 million in 2016 driven primarily by the rollout of higher end platforms in Europe, increased sales of home security products and increased sales to consumer electronics companies in Asia. These increases were partially offset by a decrease in sales to North American satellite broadcasting customers as certain customers were depleting existing prior generation inventory in preparation for the launch of their new advanced platforms.
Net sales in our Consumer lines (One For All® retail and private label) were 7.7% of net sales in 2017 compared to 7.6% in 2016. Net sales in our Consumer lines in 2017 increased by 7.8% to $53.6 million from $49.7 million in 2016 driven primarily by growth in markets outside of Europe.
Gross profit. Gross profit in 2017 was $165.7 million compared to $164.1 million in 2016. Gross profit as a percent of sales decreased to 23.8% in 2017 from 25.2% in 2016. The gross margin percentage was unfavorably impacted by price reductions granted to certain large volume customers, impairment write-downs of underutilized factory equipment and manufacturing inefficiencies experienced due to our factory transition activities in China, which were completed in the fourth quarter of 2017. These unfavorable impacts were partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development ("R&D") expenses. R&D expenses increased 7.9% to $21.4 million in 2017 from $19.9 million in 2016 primarily driven by R&D efforts dedicated to developing new product offerings for new and existing product categories.

Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $6.1 million and $4.5 million in 2017 and 2016, respectively. We ceased manufacturing operations in our Guangzhou factory during the third quarter of 2017 and as a result, we do not expect to incur additional severance costs associated with the transition of manufacturing activities from this location.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 11.4% to $127.5 million in 2017 from $114.4 million in 2016. This increase was driven primarily by incremental expense recorded to reflect an increase in the value of contingent consideration to be paid in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"); increased stock-based compensation expense; increased headcount and other direct costs associated with product development efforts as a result of an increase in the number of higher end customer products; additional expense to support our implementation of a new ERP system; and additional expense as a result of the acquisition of the net assets of Residential Control Systems, Inc. ("RCS") in April 2017. Partially offsetting these increases was a decrease in legal expense as a result of higher legal fees, including the recording of a $2.0 million legal settlement, in the prior year period related to patent litigation matters.
Interest income (expense), net. Net interest expense was $2.5 million in 2017 compared to net interest expense of $1.0 million in 2016. This increase was primarily attributable to an increased level of borrowings on our line of credit.
Other income (expense), net. Net other expense was $0.8 million in 2017 compared to net other income of $0.8 million in 2016. This change was driven primarily by a decrease in foreign currency gains associated with fluctuations in the Chinese Yuan Renminbi exchange rate versus the U.S. Dollar.
Income tax expense. Income tax expense was $17.6 million in 2017 compared to $4.8 million in 2016. Our effective tax rate was 241.6% in 2017 compared to 19.1% in 2016. The increase in our effective tax rate was driven by the recording of $16.6 million of income tax expense in 2017 representing the estimated tax impact of the U.S. Tax Cuts and Jobs Act that was enacted in December 2017.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 ("2015")
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
Net sales in our Consumer lines (One For All® retail and private label) were 7.6% of net sales in 2016 compared to 8.6% in 2015. Net sales in our Consumer lines in 2016 decreased by 4.1% to $49.7 million from $51.8 million in 2015. This decrease was driven primarily by the weakening of the British Pound compared to the U.S. Dollar, which negatively impacted sales in 2016 by $2.4 million.
Gross profit. Gross profit in 2016 was $164.1 million compared to $166.7 million in 2015. Gross profit as a percent of sales decreased to 25.2% in 2016 from 27.7% in 2015. The gross margin percentage was unfavorably impacted in 2016 by an increase in sales to certain large customers that yield a lower gross margin rate than our company average. In addition, manufacturing inefficiencies were incurred resulting from the transition of production activities from our southern-most China factory to our other China factories. The impact of these unfavorable items was partially offset by the weakening of the Chinese Yuan Renminbi relative to the U.S. Dollar.
Research and development expenses. R&D expenses increased 9.4% to $19.9 million in 2016 from $18.1 million in 2015 as a result of our research and development efforts in existing categories as well as new categories including home security.

Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $4.5 million in 2016.
Selling, general and administrative expenses. SG&A expenses increased 1.5% to $114.4 million in 2016 from $112.7 million in 2015. This increase was driven primarily by increased operating costs associated with our August 2015 acquisition of Ecolink and increased payroll costs associated with additional headcount required to support product development efforts. These increases were partially offset by a lower level of patent litigation related costs as well as the weakening of the Chinese Yuan Renminbi versus the U.S. Dollar.
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
Income tax expense. Income tax expense was $4.8 million in 2016 compared to $6.8 million in 2015, and our effective tax rate was 19.1% in 2016 compared to 18.9% in 2015.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Year Ended December 31, 2017	Increase (Decrease)	Year Ended December 31, 2016	Increase (Decrease)	Year Ended December 31, 2015
Cash provided by operating activities	$13,788	$(35,755)	$49,543	$23,449	$26,094
Cash used for investing activities	(51,227)	(8,712)	(42,515)	5,134	(47,649)
Cash provided by (used for) financing activities	50,370	54,816	(4,446)	30,696	(35,142)
Effect of exchange rate changes on cash	(1,104)	3,833	(4,937)	(2,079)	(2,858)
Net increase (decrease) in cash and cash equivalents	$11,827	$14,182	$(2,355)	$57,200	$(59,555)

	December 31, 2017	Increase (Decrease)	December 31, 2016
Cash and cash equivalents	$62,438	$11,827	$50,611
Working capital	74,362	(33,929)	108,291
Net cash provided by operating activities decreased $35.8 million in 2017 when compared to 2016, primarily due to the net loss reported in 2017 and the net impact of changes in working capital needs associated with accounts receivable and inventories, partially offset by changes in the balances of income tax related assets and liabilities. With respect to accounts receivable, although net sales increased by 6.8% in 2017 compared to 2016, accounts receivable increased by 21.7% due to both collection timing and the timing of sales in 2017. At December 31, 2017, days sales outstanding was 75 days compared to 70 days at December 31, 2016. Cash outflows associated with inventories were greater in 2017 compared to 2016 primarily due to some buildup of inventory related to the anticipated rollout of higher end platforms to certain customers as well as strategic purchases of certain raw materials to take advantage of better pricing. Our inventory turns decreased from 3.8 turns at December 31, 2016 to 3.6 turns at December 31, 2017. These cash flow impacts were partially offset by favorable cash flows associated with income taxes, which were driven by the timing of income tax payments as well as the usage of a significant portion of our deferred income tax assets in 2017 as a result of the enactment of the U.S. Tax Cuts and Jobs Act in December 2017.
Net cash provided by operating activities increased $23.4 million in 2016 when compared to 2015, primarily due to the net impact of changes in working capital needs associated with inventories, accounts receivable and accounts payable. With respect to accounts receivable, although net sales increased by 8.1% in 2016 compared to 2015, accounts receivable only increased by 2.3% due to the timing of sales in 2016. Additionally, we experienced a greater growth in accounts receivable in 2015 as a result of us extending longer payment terms to certain significant customers. At December 31, 2016, days sales outstanding was 70 days compared to 68 days at December 31, 2015. Cash outflows associated with inventories were greater in 2015 compared to 2016 primarily due to preparation in 2015 for the manufacturing transition of certain products from our southern China factory to our other China factories. The decrease in cash inflows associated with accounts payable were largely driven by the decrease in cash outflows associated with inventories.
Net cash used for investing activities during 2017 was $51.2 million compared to $42.5 million and $47.6 million of net cash used during 2016 and 2015, respectively. Our 2017, 2016 and 2015 cash used for investing activities primarily included our investments in property, plant and equipment as well as internally developed patents. In 2017, cash used for investing activities also included our acquisition of the net assets of RCS for $8.9 million, and in 2015, cash used for investing activities included our acquisition of the net assets of Ecolink for $12.3 million, net of cash acquired.
Net cash provided by financing activities was $50.4 million during 2017 compared to net cash used for financing activities of $4.4 million during 2016 and net cash used for financing activities of $35.1 million during 2015. The primary drivers of our cash flows from financing activities in 2017, 2016 and 2015 were net borrowings on our line of credit and repurchases of shares of our common stock. Net borrowings on our line of credit were $88.0 million and $50.0 million in 2017 and 2015, respectively. We had no net borrowings or repayments on our line of credit in 2016. During 2017, we purchased 680,287 shares of our common stock at a cost of $39.1 million, compared to 197,819 and 1,816,293 shares at a cost of $12.6 million and $89.4 million during 2016 and 2015, respectively.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time based upon an assessment of then current value as compared to then trading ranges and investor analyst reports. Also considered in this decision is the effect any such repurchases may have on our cash balances and needs, cash flow, and short- and long-term borrowing. As of December 31, 2017, no shares were available for repurchase under the Board's authorizations. Throughout 2018, our Board will continue to assess the efficacy of a corporate stock repurchase program utilizing the same criteria as it had in the past; namely, comparing the then current value as compared to then trading ranges and investor analyst reports, as well as the effect any such repurchase may have on our cash balances and needs, cash flow, and short- and long-term borrowing.  Any such approved repurchase program will not obligate us to acquire any specific number of shares and under any such program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$14,387	$4,411	$5,680	$3,853	$443
Purchase obligations(1)	5,719	5,719	—	—	—
Contingent consideration (2)	17,200	3,800	12,530	870	—
Total contractual obligations	$37,306	$13,930	$18,210	$4,723	$443

(1)	Purchase obligations consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS.
Liquidity
Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. More recently we have utilized our revolving line of credit to fund an increased level of share repurchases and our acquisition of the net assets of Ecolink and RCS. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and future discretionary share repurchases. Our working capital needs have typically been greatest during the third and fourth quarters when accounts receivable and inventories increase in connection with the fourth quarter holiday selling season. In addition, inventory levels typically increase in anticipation of factory closures in observance of Chinese New Year. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.
Our liquidity is subject to various risks including the market risks identified in "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

	December 31,
	2017	2016	2015
Cash and cash equivalents	$62,438	$50,611	$52,966
Available borrowing resources	32,000	35,000	34,987
Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws. We have not provided for the state income tax liability or foreign withholding tax on these amounts for financial statement purposes as this cash is considered indefinitely reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flows, external borrowings, or both.
On December 31, 2017, we had $10.5 million, $23.3 million, $1.4 million, $18.1 million and $9.2 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

On October 27, 2017, we entered into a Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") and Wells Fargo Bank, National Association. Under the Second Amended Credit Agreement, the existing revolving line of credit ("Credit Line") was increased from $125.0 million to $170.0 million and the expiration date remained November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at December 31, 2017.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at December 31, 2017 was 3.04%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2017, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At December 31, 2017, we had an outstanding balance of $138.0 million on our Credit Line and $32.0 million of availability.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $1.0 million annual impact on net income based on our outstanding Credit Line balance at December 31, 2017.
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
Foreign Currency Exchange Rate Risk
At December 31, 2017, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2017, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen relative to the U.S. Dollar fluctuate 10% from December 31, 2017, net income in the first quarter of 2017 would fluctuate by approximately $9.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2018 expressed unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON, LLP
We have served as the Company’s auditor since 2005.
Los Angeles, California
March 12, 2018

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$62,438	$50,611
Restricted cash	4,901	4,623
Accounts receivable, net	151,578	124,592
Inventories, net	162,589	129,879
Prepaid expenses and other current assets	11,687	7,439
Assets held for sale	12,517	—
Income tax receivable	1,587	1,054
Deferred income taxes	—	5,960
Total current assets	407,297	324,158
Property, plant, and equipment, net	110,962	105,351
Goodwill	48,651	43,052
Intangible assets, net	29,041	28,549
Deferred income taxes	7,913	10,430
Long-term restricted cash	—	4,600
Other assets	4,566	4,896
Total assets	$608,430	$521,036
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,165	$97,157
Line of credit	138,000	49,987
Accrued compensation	34,499	35,580
Accrued sales discounts, rebates and royalties	8,882	8,358
Accrued income taxes	3,670	375
Other accrued liabilities	28,719	24,410
Total current liabilities	332,935	215,867
Long-term liabilities:
Long-term contingent consideration	13,400	10,500
Deferred income taxes	4,423	7,060
Income tax payable	2,520	791
Other long-term liabilities	1,603	6,308
Total liabilities	354,881	240,526
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,760,434 and 23,575,340 shares issued on December 31, 2017 and 2016, respectively	238	236
Paid-in capital	265,195	250,481
Treasury stock, at cost, 9,702,874 and 9,022,587 shares on December 31, 2017 and 2016, respectively	(262,065)	(222,980)
Accumulated other comprehensive income (loss)	(16,599)	(22,821)
Retained earnings	266,780	275,594
Total stockholders' equity	253,549	280,510
Total liabilities and stockholders' equity	$608,430	$521,036
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$695,790	$651,371	$602,833
Cost of sales	530,083	487,247	436,084
Gross profit	165,707	164,124	166,749
Research and development expenses	21,416	19,850	18,141
Factory transition restructuring charges	6,145	4,493	—
Selling, general and administrative expenses	127,476	114,384	112,689
Operating income	10,670	25,397	35,919
Interest income (expense), net	(2,534)	(1,049)	63
Other income (expense), net	(848)	840	(7)
Income before provision for income taxes	7,288	25,188	35,975
Provision for income taxes	17,611	4,804	6,802
Net income (loss)	(10,323)	20,384	29,173
Net income (loss) attributable to noncontrolling interest	—	30	(1)
Net income (loss) attributable to Universal Electronics Inc.	$(10,323)	$20,354	$29,174

Earnings (loss) per share attributable to Universal Electronics Inc.:
Basic	$(0.72)	$1.41	$1.91
Diluted	$(0.72)	$1.38	$1.88
Shares used in computing earnings (loss) per share:
Basic	14,351	14,465	15,248
Diluted	14,351	14,764	15,542
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(10,323)	$20,384	$29,173
Other comprehensive income (loss):
Change in foreign currency translation adjustment	6,222	(7,022)	(11,353)
Total comprehensive income (loss)	(4,101)	13,362	17,820
Comprehensive income (loss) attributable to noncontrolling interest	—	30	(1)
Comprehensive income (loss) attributable to Universal Electronics Inc.	$(4,101)	$13,332	$17,821
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	22,910	$229	(7,008)	$(120,938)	$214,710	$(4,446)	$226,066	$—	$315,621
Net income (loss)							29,174	(1)	29,173
Currency translation adjustment						(11,353)			(11,353)
Shares issued for employee benefit plan and compensation	165	2			866				868
Purchase of treasury shares			(1,817)	(89,395)					(89,395)
Stock options exercised	71	1			1,711				1,712
Shares issued to directors	30	—			—				—
Employee and director stock-based compensation					7,913				7,913
Tax benefit from exercise of non-qualified stock options and vested restricted stock					3,069				3,069
Business combination								378	378
Distribution to noncontrolling interest								(78)	(78)
Balance at December 31, 2015	23,176	232	(8,825)	(210,333)	228,269	(15,799)	255,240	299	257,908
Net income							20,354	30	20,384
Currency translation adjustment						(7,022)			(7,022)
Shares issued for employee benefit plan and compensation	130	1			912				913
Purchase of treasury shares			(198)	(12,647)					(12,647)
Stock options exercised	239	3			6,241				6,244
Shares issued to directors	30	—			—				—
Employee and director stock-based compensation					10,324				10,324
Tax benefit from exercise of non-qualified stock options and vested restricted stock					2,007				2,007
Performance - based common stock warrants					2,728				2,728
Deconsolidation of Encore Controls LLC								(329)	(329)
Balance at December 31, 2016	23,575	236	(9,023)	(222,980)	250,481	(22,821)	275,594	—	280,510
Impact to retained earnings from adoption of ASU 2016-09							1,509		1,509
Balance at January 1, 2017	23,575	236	(9,023)	(222,980)	250,481	(22,821)	277,103	—	282,019
Net loss							(10,323)		(10,323)
Currency translation adjustment						6,222			6,222
Shares issued for employee benefit plan and compensation	99	1			647				648
Purchase of treasury shares			(680)	(39,085)					(39,085)
Stock options exercised	56	1			1,441				1,442
Shares issued to directors	30	—			—				—
Employee and director stock-based compensation					11,943				11,943
Performance-based common stock warrants					683				683
Balance at December 31, 2017	23,760	$238	(9,703)	$(262,065)	$265,195	$(16,599)	$266,780	$—	$253,549
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash provided by operating activities:
Net income (loss)	$(10,323)	$20,384	$29,173
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,312	26,967	20,452
Provision for doubtful accounts	166	183	299
Provision for inventory write-downs	4,119	3,806	3,382
Deferred income taxes	7,597	(1,637)	(5,348)
Tax benefit from exercise of stock options and vested restricted stock	—	2,007	3,069
Excess tax benefit from stock-based compensation	—	(1,970)	(2,619)
Shares issued for employee benefit plan	648	913	868
Employee and director stock-based compensation	11,943	10,324	7,913
Performance-based common stock warrants	683	2,728	—
Impairment of China factory equipment	4,100	—	—
Changes in operating assets and liabilities:
Restricted cash	4,623	—	(4,623)
Accounts receivable	(22,192)	(3,882)	(29,407)
Inventories	(29,916)	(14,800)	(31,877)
Prepaid expenses and other assets	(4,477)	(772)	774
Accounts payable and accrued expenses	10,970	10,451	33,309
Accrued income taxes	4,535	(5,159)	729
Net cash provided by operating activities	13,788	49,543	26,094
Cash used for investing activities:
Acquisitions of property, plant, and equipment	(40,384)	(40,651)	(32,989)
Acquisition of net assets of Residential Control Systems, Inc.	(8,894)	—	—
Acquisition of intangible assets	(1,949)	(1,912)	(2,395)
Increase in restricted cash	—	(4,797)	—
Deposit received toward sale of Guangzhou factory	—	4,797	—
Deconsolidation of Encore Controls LLC	—	48	—
Acquisition of net assets of Ecolink Intelligent Technology, Inc., net of cash acquired	—	—	(12,265)
Net cash used for investing activities	(51,227)	(42,515)	(47,649)
Cash provided by (used for) financing activities:
Borrowings under line of credit	157,000	147,974	84,500
Repayments on line of credit	(68,987)	(147,987)	(34,500)
Proceeds from stock options exercised	1,442	6,244	1,712
Treasury stock purchased	(39,085)	(12,647)	(89,395)
Excess tax benefit from stock-based compensation	—	1,970	2,619
Distribution to noncontrolling interest	—	—	(78)
Net cash provided by (used for) financing activities	50,370	(4,446)	(35,142)
Effect of exchange rate changes on cash	(1,104)	(4,937)	(2,858)
Net increase (decrease) in cash and cash equivalents	11,827	(2,355)	(59,555)
Cash and cash equivalents at beginning of year	50,611	52,966	112,521
Cash and cash equivalents at end of period	$62,438	$50,611	$52,966

Supplemental cash flow information:
Income taxes paid	$8,280	$9,891	$7,793
Interest paid	$2,751	$1,208	$255
See Notes 5 and 11 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
Note 1 — Description of Business
Universal Electronics Inc. ("UEI"), based in Southern California, develops and manufactures a broad line of easy-to-use, pre-programmed universal control products, audio-video ("AV") accessories and intelligent wireless security and smart home products as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home entertainment, automation and security environment. In addition, over the past 30 years, we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.
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
DECEMBER 31, 2017

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
We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in other accrued liabilities until they are remitted to the government agency.
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
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.1 million, $1.1 million, and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $12.2 million, $11.6 million and $12.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense in proportion to vesting during the requisite service period, which ranges from one to four years. Forfeitures of stock-based awards are accounted for as they occur.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, including the dilutive effect of stock option and restricted stock awards, outstanding during the period. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method; however, dilutive potential common shares are excluded where their inclusion would be anti-dilutive.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
Inventories
Inventories consist of remote controls, wireless sensors and audio-video accessories as well as the related component parts and raw materials. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis. See Note 5 for further information concerning our inventories and suppliers.
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
DECEMBER 31, 2017

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
Long-Lived and Intangible Assets Impairment
Intangible assets consist of distribution rights, patents, trademarks and trade names, developed and core technologies, capitalized software development costs (see also Note 2 under the caption Capitalized Software Development Costs), customer relationships and order backlog. Capitalized amounts related to patents represent external legal costs for the application, maintenance and extension of the useful life of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to 15 years.
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
DECEMBER 31, 2017

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
DECEMBER 31, 2017

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As initially proposed, ASU 2014-09 would have been effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or modified retrospective transition method. In August 2015, the FASB postponed the effective date of this new revenue standard by one year. We have completed our review of customer contract terms and our assessment of the impact of adopting this standard on our revenue recognition policy, and have modified certain revenue recognition processes and controls to comply with ASU 2014-09, including the new disclosure requirements. The impact of this new guidance is primarily expected to accelerate revenue recognition for those contractual arrangements under which we manufacture and sell customized products that have no alternative use, as defined under ASU 2014-09 and related guidance and interpretations. In particular, to the extent that we have the right to payment such as a firm order or other contractual commitment from the customer, revenue associated with customized products will be recognized as those products are manufactured rather than when title for those products transfers to the customer. We also expect revenue recognition to be accelerated for licensing arrangements that contain minimum guarantees. We will implement ASU 2014-09 effective January 1, 2018, using the modified retrospective transition method. Thus prior periods will not be restated. We estimate that the cumulative effect as of the adoption date will be an increase to retained earnings of approximately $4 million to $5 million. The impact of the transition to this new accounting method on our future consolidated results of operations and financial position could be material and will be largely dependent upon the future timing of customer orders and the associated manufacturing of customized products.
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
DECEMBER 31, 2017

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
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which changes the accounting for income taxes consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under this new guidance, the income tax consequences of an intra-entity transfer of an asset other than inventory will be recognized when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of ASU 2016-16 could be material depending on the size of any intra-entity transfers we may implement in future periods.
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
DECEMBER 31, 2017

Note 3 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2017	2016
United States	$10,489	$3,277
People's Republic of China ("PRC")	23,283	22,142
Asia (excluding the PRC)	1,405	5,260
Europe	18,071	19,630
South America	9,190	302
Total cash and cash equivalents	$62,438	$50,611
Restricted Cash
In connection with the court order issued on September 4, 2015, we placed $4.6 million of cash into a collateralized surety bond. This bond had certain restrictions for liquidation and was therefore classified as restricted cash. On February 10, 2017, the $4.6 million surety bond was returned to us upon final settlement of the related litigation matter. Refer to Note 13 for further information about this litigation.
In connection with the pending sale of our Guangzhou factory in the PRC (Note 13), the buyer made a cash deposit of RMB 32 million ($4.9 million based on December 31, 2017 exchange rates) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds will not be paid to us until the close of the sale. Accordingly, this deposit is presented as restricted cash within our consolidated balance sheet.
Note 4 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

	December 31,
(In thousands)	2017	2016
Trade receivables, gross	$142,299	$120,965
Allowance for doubtful accounts	(1,064)	(904)
Allowance for sales returns	(562)	(539)
Net trade receivables	140,673	119,522
Other	10,905	5,070
Accounts receivable, net	$151,578	$124,592
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$904	$822	$616
Additions to costs and expenses	166	183	299
(Write-offs)/Foreign exchange effects	(6)	(101)	(93)
Balance at end of period	$1,064	$904	$822

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Sales Returns
The allowance for sales returns at December 31, 2017 and 2016 included reserves for items returned prior to year-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.4 million and $0.4 million on December 31, 2017 and 2016, respectively. The value of these returned goods was included in our inventory balance at December 31, 2017 and 2016.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Year Ended December 31,
	2017		2016		2015
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$159,829	23.0%	$149,476	22.9%	$129,475	21.5%
AT&T	77,888	11.2	74,704	11.5	80,820	13.4

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	December 31,
	2017				2016
	$ (thousands)		% of Accounts Receivable, Net		$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$25,142		16.6%		$23,716	19.0%
AT&T	—	(1)	—	(1)	14,108	11.3
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net at December 31, 2017.

Note 5 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

	December 31,
(In thousands)	2017	2016
Raw materials	$43,638	$33,059
Components	16,214	15,046
Work in process	1,847	5,860
Finished goods	105,178	80,119
Reserve for excess and obsolete inventory	(4,288)	(4,205)
Inventories, net	$162,589	$129,879

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Reserve for Excess and Obsolete Inventory

Changes in the reserve for excess and obsolete inventory were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$4,205	$3,045	$2,539
Additions charged to costs and expenses (1)	3,685	3,464	3,070
Sell through (2)	(1,242)	(1,116)	(1,108)
(Write-offs)/Foreign exchange effects	(2,360)	(1,188)	(1,456)
Balance at end of period	$4,288	$4,205	$3,045

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)	These amounts represent the reversal of reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Year Ended December 31,
	2017		2016		2015 (1)
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments	$42,058	10.0%	$42,370	11.7%	$—	—%
(1) No single supplier provided more than 10% of our total inventory purchases during the year ended December 31, 2015.

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this supplier. Inventory purchases from this supplier were as follows:

	Year Ended December 31,
	2017		2016		2015
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$5,217	1.2%	$6,350	1.8%	$8,550	2.5%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Total accounts payable to this supplier were as follows:

	December 31,
	2017		2016
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$1,500	1.3%	$1,690	1.7%

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
Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2017	2016
Buildings	$37,937	$48,367
Machinery and equipment	57,441	67,726
Tooling	37,191	31,773
Leasehold and building improvements	15,748	22,680
Software	18,240	11,581
Furniture and fixtures	5,620	3,794
Computer equipment	7,154	5,120
	179,331	191,041
Accumulated depreciation	(82,866)	(101,768)
	96,465	89,273
Construction in progress	14,497	16,078
Total property, plant, and equipment, net	$110,962	$105,351
Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $24.4 million, $20.7 million and $15.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The net book value of property, plant, and equipment located within the PRC was $93.6 million and $90.0 million on December 31, 2017 and 2016, respectively.
During the fourth quarter of 2017, we performed an impairment analysis over our factory assets in China, which was triggered primarily by the transition of a number of our customers to next generation products. Based on our forecasted future production, we determined that the realizable value of certain tooling and equipment was less than net book value. Accordingly, we recorded an impairment charge of $4.1 million, of which $3.8 million is recorded in cost of goods sold and the remaining $0.3 million is recorded in selling, general and administrative expenses, during the year ended December 31, 2017.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Construction in progress was as follows:

	December 31,
(In thousands)	2017	2016
Buildings	$—	$118
Machinery and equipment	3,884	4,625
Tooling	3,697	2,219
Leasehold and building improvements	1,014	1,335
Software	5,714	7,674
Other	188	107
Total construction in progress	$14,497	$16,078
We expect that most of the assets under construction will be placed into service during the first six months of 2018. We will begin to depreciate the cost of these assets under construction once they are placed into service.
Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2015	$43,116
Foreign exchange effects	(64)
Balance at December 31, 2016	43,052
Goodwill acquired during the period (1)	5,494
Foreign exchange effects	105
Balance at December 31, 2017	$48,651

(1)	During 2017, we recognized $5.5 million of goodwill related to the Residential Control Systems, Inc. acquisition. Refer to Note 22 for further information about this acquisition.
We conducted annual goodwill impairment reviews on December 31, 2017, 2016, and 2015 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Intangible Assets, Net
The components of intangible assets, net were as follows:

	December 31,
	2017			2016
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Distribution rights (10 years)	$344	$(165)	$179	$302	$(119)	$183
Patents (10 years)	13,250	(5,310)	7,940	12,038	(4,775)	7,263
Trademarks and trade names (10 years) (2)	2,786	(1,594)	1,192	2,400	(1,310)	1,090
Developed and core technology (5-15 years)	12,560	(6,071)	6,489	12,585	(4,068)	8,517
Capitalized software development costs (2 years)	142	(77)	65	142	(5)	137
Customer relationships (10-15 years) (2)	32,534	(19,395)	13,139	27,703	(16,344)	11,359
Order Backlog (1 year) (2)	150	(113)	37	—	—	—
Total intangible assets, net	$61,766	$(32,725)	$29,041	$55,170	$(26,621)	$28,549

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.0 million and $10.2 million on December 31, 2017 and 2016, respectively.

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

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs and order backlog, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cost of sales	$184	$76	$123
Selling, general and administrative expenses	6,772	6,198	4,719
Total amortization expense	$6,956	$6,274	$4,842

Estimated future annual amortization expense related to our intangible assets at December 31, 2017, is as follows:

(In thousands)
2018	$7,275
2019	7,070
2020	5,925
2021	2,418
2022	2,307
Thereafter	4,046
Total	$29,041
The remaining weighted average amortization period of our intangible assets is 6.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Note 8 — Line of Credit
On October 27, 2017, we entered into a Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") and Wells Fargo Bank, National Association. Under the Second Amended Credit Agreement, the existing revolving line of credit ("Credit Line") was increased from $125.0 million to $170.0 million and the expiration date remained November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at December 31, 2017.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at December 31, 2017 was 3.04%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2017, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At December 31, 2017, we had $138.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $2.7 million, $1.3 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Note 9 — Income Taxes
In 2017, 2016 and 2015, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Domestic operations	$(12,852)	$165	$(6,857)
Foreign operations	20,140	25,023	42,832
Total	$7,288	$25,188	$35,975

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current tax expense:
U.S. federal	$3,406	$1,748	$2,726
State and local	72	374	189
Foreign	8,304	4,150	9,028
Total current	11,782	6,272	11,943
Deferred tax (benefit) expense:
U.S. federal	9,495	(1,416)	(4,588)
State and local	(369)	(356)	(87)
Foreign	(3,297)	304	(466)
Total deferred	5,829	(1,468)	(5,141)
Total provision for income taxes	$17,611	$4,804	$6,802

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Inventory reserves	$1,104	$1,396
Capitalized research costs	23	44
Capitalized inventory costs	609	704
Net operating losses	999	485
Acquired intangible assets	287	136
Accrued liabilities	1,239	4,739
Income tax credits	8,861	12,509
Stock-based compensation	2,712	3,376
Amortization of intangible assets	526	—
Total deferred tax assets	16,360	23,389
Deferred tax liabilities:
Depreciation	(944)	(2,924)
Allowance for doubtful accounts	(444)	(241)
Amortization of intangible assets	—	(780)
Other	(2,680)	(1,479)
Total deferred tax liabilities	(4,068)	(5,424)
Net deferred tax assets before valuation allowance	12,292	17,965
Less: Valuation allowance	(8,802)	(8,635)
Net deferred tax assets	$3,490	$9,330
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Tax provision at statutory U.S. rate	$2,551	$8,554	$12,232
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(733)	(553)	(554)
Foreign tax rate differential	(296)	(3,244)	(5,762)
Foreign undistributed earnings, net of credits	14,211	—	—
Nondeductible items	891	839	874
Federal research and development credits	(620)	(710)	(678)
Non-territorial income	(1,517)	(1,458)	(1,906)
Withholding tax	1,078	1,762	1,985
Change in deductibility of social insurance	5	8	649
Uncertain tax positions	1,344	165	10
Stock-based compensation	479	—	—
Federal tax rate change	686	—	—
Valuation allowance	149	1,598	621
Foreign permanent benefit	(451)	(2,110)	(675)
Other	(166)	(47)	6
Tax provision	$17,611	$4,804	$6,802

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

At December 31, 2017, we had state Research and Experimentation ("R&E") income tax credit carryforwards of $8.6 million. The state R&E income tax credits do not have an expiration date.
At December 31, 2017, we had federal, state and foreign net operating loss carryforwards of $17.0 thousand, $10.1 million and $1.8 million, respectively. The federal, state and foreign net operating loss carryforwards begin to expire during 2023, 2027 and 2022, respectively. Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that may be utilized if certain changes to a company’s ownership occur. The annual federal limitation is approximately $0.6 million for 2017 and thereafter.
At December 31, 2017, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carry-back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, we established a valuation allowance against certain deferred tax assets. This valuation allowance primarily relates to state R&E income tax credits generated during prior years and the current year. Additionally, we recorded $0.2 million of valuation allowance during the year ended December 31, 2017 against certain deferred tax assets associated with our Guangzhou factory as a result of the pending sale of this factory and related transition of manufacturing activities (see Note 13 for further details). If and when recognized, the tax benefits relating to any reversal of valuation allowance will be recorded as a reduction of income tax expense. The total valuation allowance increased by $0.2 million and $2.0 million during the years ended December 31, 2017 and 2016, respectively.
The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.
During 2012, China's State Administration of Taxation ("SAT") issued Circular 15, which required us to reevaluate our foreign deferred tax assets relating to our Chinese subsidiaries. These subsidiaries have recorded a deferred tax asset for social insurance and housing funds with the intent of being able to deduct these expenses once such liabilities have been settled. Circular 15 stipulates that payments into the aforementioned funds must be made within five years of recording the initial accrual or the tax deduction for these expenses will be forfeited. At December 31, 2017, we evaluated fund payments made prior to the preceding five years and determined that none of our foreign deferred tax assets would provide a future tax benefit due to the change in Chinese law. In adhering to the new law, we recorded no increases to income tax expense for the years ended December 31, 2017 and 2016 and $0.6 million for the year ended December 31, 2015 relating to decreases in the deferred tax assets of our Chinese subsidiaries.
Uncertain Tax Positions
At December 31, 2017 and 2016, we had unrecognized tax benefits of approximately $5.6 million and $3.9 million, including interest and penalties, respectively. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.5 million, $0.3 million, and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest and penalties are included in the unrecognized tax benefits.
Changes to our gross unrecognized tax benefits were as follows:

	Year ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$3,622	$3,469	$3,486
Additions as a result of tax provisions taken during the current year	1,489	305	463
Subtractions as a result of tax provisions taken during the prior year	—	—	(161)
Foreign currency translation	90	(93)	(79)
Lapse in statute of limitations	(141)	(67)	(241)
Settlements	—	—	—
Other	21	8	1
Balance at end of period	$5,081	$3,622	$3,469

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Approximately $5.3 million, $3.6 million and $3.3 million of the total amount of gross unrecognized tax benefits at December 31, 2017, 2016 and 2015, respectively, if not for the state R&E income tax credit valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within the next twelve months. We anticipate a decrease in gross unrecognized tax benefits of approximately $0.1 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. At December 31, 2017, the open statutes of limitations for our significant tax jurisdictions are the following: federal are 2014 through 2016, state are 2013 through 2016 and foreign are 2011 through 2016.
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax ("AMT"); (3) the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income ("GILTI"), which allows for the possibility of using foreign tax credits ("FTC"s) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses ("NOL"s) generated after December 31, 2017, to 80 percent of taxable income.

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the U.S. federal corporate tax rate to 21 percent, effective January 1, 2018. For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $2.3 million, with a corresponding net adjustment to deferred income tax expense of $2.3 million for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences, as well as changes to our valuation allowance.

Deemed repatriation transition tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $2.1 million. However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Valuation allowances: We must assess whether our valuation allowance is affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of FTCs). Since we have recorded provisional amounts

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.

Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

GILTI tax: Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes related to potential GILTI tax.
Note 10 — Accrued Compensation
The components of accrued compensation were as follows:

	December 31,
(In thousands)	2017	2016
Accrued social insurance(1)	$17,727	$19,974
Accrued salary/wages	7,910	7,903
Accrued vacation/holiday	2,769	2,411
Accrued bonus(2)	2,329	2,421
Accrued commission	1,089	933
Accrued medical insurance claims	286	122
Other accrued compensation	2,389	1,816
Total accrued compensation	$34,499	$35,580

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2017 and 2016.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.7 million and $0.7 million at December 31, 2017 and 2016, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Note 11 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2017	2016
Advertising and marketing	$232	$213
Deferred revenue	215	1,431
Deposit for sale of Guangzhou factory	4,901	—
Duties	1,184	1,127
Freight and handling fees	1,983	1,919
Product development	974	454
Product warranty claim costs	339	134
Professional fees	1,578	1,313
Property, plant and equipment	2,151	1,017
Sales taxes and VAT	2,955	2,715
Short-term contingent consideration	3,800	—
Third-party commissions	599	853
Tooling (1)	1,843	1,520
Unrealized loss on foreign currency exchange contracts	630	1,623
URC court order and settlement agreement (Notes 3 and 13)	13	6,622
Utilities	103	331
Other	5,219	3,138
Total other accrued liabilities	$28,719	$24,410

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Related Party Vendor
We have obtained certain engineering support services for our India subsidiary from JAP Techno Solutions ("JAP"). The owner of JAP is the spouse of the managing director of our India operations. Total fees paid to JAP for the year ended December 31, 2015 were $77 thousand. No amounts were paid to this vendor during the years ended December 31, 2017 and 2016.
Note 12 — Leases
We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.
Rent expense for our operating leases was $4.2 million, $4.0 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Estimated future minimum non-cancelable operating lease payments at December 31, 2017 were as follows:

(In thousands)	Amount
2018	$4,411
2019	3,333
2020	2,347
2021	2,204
2022	1,649
Thereafter	443
Total operating lease commitments	$14,387

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 48 months to 125 months. The related short-term liability is recorded in other accrued liabilities (see Note 11) and the related long term liability is recorded in other long-term liabilities. The total liability related to rent escalations was $1.2 million and $1.1 million at December 31, 2017 and 2016, respectively.
The lease agreement for our corporate headquarters contains an allowance for moving expenses and tenant improvements of $1.5 million. These moving and tenant improvement allowances are recorded within other accrued liabilities and other long-term liabilities, depending on the short-term or long-term nature, and are being amortized as a reduction of rent expense over the 125-month term of the lease, which began on May 15, 2012.
Rental Costs During Construction
Rental costs associated with operating leases incurred during a construction period are expensed.
Prepaid Land Leases
We operate one factory within the PRC on which the land is leased from the government as of December 31, 2017. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained land-use right certificate for the land pertaining to this factories.
The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this prepaid lease was $2.6 million on December 31, 2017, and will be amortized on a straight-line basis over the remaining term of approximately 41 years. The buildings located on this land had a net book value of $20.9 million on December 31, 2017 and will be depreciated over a remaining weighted average period of 22 years.
The remaining net book value of this prepaid land lease is included within prepaid expenses and other current assets and other assets, depending on the short-term or long-term nature.
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
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$134	$35	$353
Accruals for warranties issued during the period	312	102	23
Settlements (in cash or in kind) during the period	(107)	(3)	(341)
Balance at end of period	$339	$134	$35

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $6.1 million and $4.5 million during the years ended December 31, 2017 and 2016, respectively, which are included within operating expenses. All operations in our Guangzhou factory ceased in July 2017. Accordingly, we do not expect to incur further severance or other restructuring costs related to this factory transition. At December 31, 2017, we had no unpaid factory transition severance costs included within accrued compensation.
On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million (approximately $49.0 million based on December 31, 2017 exchange rates). Under the terms of the agreement, we have up to 24 months to cease all operations within the facility. The closing of the sale will be subject to customary due diligence and local regulatory approval and is expected to be completed within approximately 28 months from the execution of the agreement. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account upon the execution of the agreement, which we have presented as restricted cash in our consolidated balance sheets (also refer to Note 3). The remaining balance of the purchase price is to be placed into the escrow account prior to the closing of the sale and will be released to us upon closing. Since all operations at our Guangzhou manufacturing facility ceased as of the end of July 2017, the related building and land lease assets of $12.5 million are classified as assets held for sale in our December 31, 2017 consolidated balance sheet.
Litigation
On March 2, 2012 and June 28, 2013, we filed two different lawsuits against Universal Remote Control, Inc. ("URC") alleging that URC, and in some cases its affiliated suppliers Ohsung Electronics Co., Ltd. and Ohsung Electronics USA, Inc. (collectively "Ohsung"), were infringing on certain of our patents. In September 2015, the court awarded URC $4.6 million in attorneys' fees and costs related to the first lawsuit, which we accrued within selling, general and administrative expenses for the year ended December 31, 2015 and placed an equal amount into a surety bond (described in Note 3). In December 2016, in connection with these matters, we entered into a confidential Settlement, License and Release Agreement dated September 22, 2016 with URC and Ohsung (collectively the “URC Parties”) to settle all litigation matters (including the malicious prosecution litigation described below) between us and the URC Parties. By and during the term of this agreement, we and the URC Parties have dismissed all litigation matters and appeals with prejudice. Additionally, the URC Parties have received a limited paid up license to the technologies covered by the patents in this litigation and a limited covenant not to sue with respect to certain of URC's products existing as of the settlement date. As a result of the Settlement, License and Release Agreement, we accrued $2.0 million within selling, general and administrative expenses for the year ended December 31, 2016, bringing the total liability accrued in connection with the URC matters to $6.6 million at December 31, 2016. On January 30, 2017, we paid URC $6.6 million, and on February 10, 2017, the $4.6 million surety bond was returned to us.
On April 28, 2016, URC filed a malicious prosecution lawsuit against us in the Superior Court of California, County of Orange (Universal Remote Control, Inc. v. Universal Electronics Inc., 30-2016-00849239-CU-BT-CJC). This lawsuit was dismissed with prejudice by URC as part of the overall Settlement, License and Release Agreement discussed above.
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido") filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV"), and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court's ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and in June 2017 a hearing was held before the trial court. During this hearing, Ruwido sought to have a second product which we are currently selling to Telenet included in this case. In September 2017, the Court ruled in our favor that our current product cannot be made part of this case. The Court also refused to rule on whether the original product (which we are no longer selling) infringes the Ruwido patent, instead deciding to wait until the European Patent Office has ruled on our Opposition (see below). Finally, the Court ruled that our original product (which we are no longer selling) infringes certain of Ruwido's design rights, but stayed any decision of compensation and/or damages until all aspects of the case have been decided. We have filed an appeal as to the Court's ruling of infringement and submissions by the parties are due to the Court during the first and second quarter of 2018. Finally, in September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We have assembled this additional information and are awaiting the rehearing date. On September 5, 2017, Ruwido and FMH filed a patent infringement case on the merits against UEBV and Telenet in the Netherlands alleging the same claims of infringement as in the Belgium Courts (see above). This matter is in its early stages and as such we have not yet answered. But, as in the Belgium case, UEBV and Telenet will deny all claims of infringement and vigorously defend against these claims.

On March 15, 2017, one of our employees filed a lawsuit against us and certain of our employees in the Superior Court of California, County of Orange, claiming hostile work environment based on sexual orientation, intentional infliction of emotional distress, failure to prevent hostile work environment, retaliation, and constructive termination. On February 1, 2018, we entered into a Settlement Agreement and Release with the former employee to settle all litigation matters between us and the former employee. While the terms of this agreement are confidential, in exchange for and upon the dismissal with prejudice of all claims made by the former employee against us, we will pay an immaterial amount to the former employee. The dismissal was completed during February 2018.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2017 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2017, approximately 49 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2017 and 2016 for the India Plan was not material. During the years ended December 31, 2017, 2016, and 2015, the net periodic benefit costs were also not material.
Note 14 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. As of December 31, 2017, we had no shares available for repurchase under the Board's authorizations.
Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Shares repurchased	680	198	1,817
Cost of shares repurchased	$39,085	$12,647	$89,395
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
United States	$345,838	$338,338	$287,678
Asia (excluding PRC)	104,668	89,527	109,960
People’s Republic of China	83,036	77,224	74,475
Europe	79,183	74,113	65,579
Latin America	54,113	47,286	38,985
Other	28,952	24,883	26,156
Total net sales	$695,790	$651,371	$602,833
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

	December 31,
(In thousands)	2017	2016
United States	$14,674	$11,948
People's Republic of China	96,984	94,113
All other countries	3,870	4,186
Total long-lived tangible assets	$115,528	$110,247
Note 16 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cost of sales	$71	$57	$39
Research and development expenses	551	541	428
Selling, general and administrative expenses:
Employees	7,368	7,095	5,946
Outside directors	3,953	2,631	1,500
Total employee and director stock-based compensation expense	$11,943	$10,324	$7,913

Income tax benefit	$2,954	$3,102	$2,366

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Stock Options
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2017	2016	2015
Weighted average fair value of grants	$19.61	$17.96	$24.47
Risk-free interest rate	1.75%	1.36%	1.39%
Expected volatility	34.25%	41.38%	43.36%
Expected life in years	4.52	4.55	4.57

Stock option activity was as follows:

	2017				2016				2015
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	652	$39.27			648	$30.50			650	$25.56
Granted	92	62.70			243	49.67			77	64.81
Exercised	(56)	25.72		$2,140	(239)	26.09		$9,933	(71)	23.97		$2,193
Forfeited/canceled/expired	(168)	46.44			—	—			(8)	20.64
Outstanding at end of the year (1)	520	$42.56	4.25	$5,607	652	$39.27	4.78	$16,553	648	$30.50	4.85	$14,556
Vested and expected to vest at the end of the year (1)	520	$42.56	4.25	$5,607	652	$39.27	4.78	$16,548	648	$30.50	4.85	$14,551
Exercisable at the end of the year (1)	381	$36.39	3.72	$5,607	363	$30.21	3.88	$12,511	493	$25.03	4.51	$12,979

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2017, 2016, and 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2017, 2016, and 2015. This amount will change based on the fair market value of our stock.

On September 11, 2017, the independent members of our Board of Directors voluntarily surrendered 150,000 stock options originally granted to them in February 2016, resulting in the acceleration and recording of $1.2 million of stock-based compensation expense during the year ended December 31, 2017. This amount represented all remaining unamortized compensation expense associated with the surrendered stock options as of the surrender date.
During the years ended December 31, 2017, 2016, and 2015, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2017, 2016, and 2015 was $1.4 million, $6.2 million, and $1.7 million, respectively. The actual tax benefit realized from option exercises was $0.7 million, $2.6 million and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Significant option groups outstanding at December 31, 2017 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000’s)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000’s)	Weighted-Average Exercise Price
$18.25 to $21.95	155	3.79	$19.92	155	$19.92
26.48 to 27.74	17	0.30	27.02	17	27.02
35.28	85	3.12	35.28	85	35.28
51.38 to 65.54	263	5.14	59.31	124	59.10
	520	4.25	$42.56	381	$36.39
As of December 31, 2017, we expect to recognize $2.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.7 years.
On February 8, 2018, certain executive employees were granted 119,220 stock options in connection with the 2017 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 8, 2019 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.7 million.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	2017		2016		2015
	Shares (in 000’s)	Weighted-Average Grant Date Fair Value	Shares (in 000’s)	Weighted-Average Grant Date Fair Value	Shares (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	153	$57.43	225	$51.31	266	$39.28
Granted	133	64.14	77	63.30	138	53.64
Vested	(119)	59.67	(146)	51.10	(178)	35.09
Forfeited	(5)	60.11	(3)	60.17	(1)	63.19
Non-vested at end of the year	162	$61.19	153	$57.43	225	$51.31
As of December 31, 2017, we expect to recognize $7.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.6 years.
In February 2018, certain executives and employees were granted 133,406 restricted stock awards in connection with the 2017 annual review cycle. These awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (37,820 of these awards vest 33.33% on February 8, 2019 and 8.33% each quarter thereafter; and 95,586 of these awards vest at a rate of 33.33% per year beginning on February 21, 2019). The total grant date fair value of these awards was $6.0 million.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

exercisable in various proportions over a three- or four-year time frame. Stock options have a maximum ten-year term. Restricted stock awards vest in various proportions over a one- to three-year time period.
Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2017:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
1999A Stock Incentive Plan	10/7/1999	1,000,000	—	7,500
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	14,391
2006 Stock Incentive Plan	6/13/2006	1,000,000	—	82,572
2010 Stock Incentive Plan	6/15/2010	1,000,000	—	203,303
2014 Stock Incentive Plan	6/12/2014	1,100,000	448,051	373,673
			448,051	681,439
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. For the first two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Year ended December 31,
	2017	2016
Fair value	$19.49	$30.88
Price of Universal Electronics Inc. common stock	$55.61	$65.78
Risk-free interest rate	2.06%	2.09%
Expected volatility	34.30%	39.30%
Expected life in years	5.17	6.00
The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Reduction to net sales	$683	$2,728
Income tax benefit	255	1,000
Note 18 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net gain (loss) on foreign currency exchange contracts(1)	$(3,603)	$(1,251)	$294
Net gain (loss) on foreign currency exchange transactions	2,174	1,911	(522)
Other income	581	180	221
Other income (expense), net	$(848)	$840	$(7)

(1)	This represents the gains and (losses) incurred on foreign currency hedging derivatives (see Note 20 for further details).
Note 19 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2017	2016	2015
BASIC
Net income (loss) attributable to Universal Electronics Inc.	$(10,323)	$20,354	$29,174
Weighted-average common shares outstanding	14,351	14,465	15,248
Basic earnings (loss) per share attributable to Universal Electronics Inc.	$(0.72)	$1.41	$1.91
DILUTED
Net income (loss) attributable to Universal Electronics Inc.	$(10,323)	$20,354	$29,174
Weighted-average common shares outstanding for basic	14,351	14,465	15,248
Dilutive effect of stock options, restricted stock and common stock warrants	—	299	294
Weighted-average common shares outstanding on a diluted basis	14,351	14,764	15,542
Diluted earnings (loss) per share attributable to Universal Electronics Inc.	$(0.72)	$1.38	$1.88

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings (loss) per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Stock options	648	83	66
Restricted stock awards	221	10	28
Performance-based warrants	69	—	—
Note 20 — Derivatives
The following table sets forth the total net fair value of derivatives:

	December 31, 2017				December 31, 2016
	Fair Value Measurement Using			Total	Fair Value Measurement Using			Total
(In thousands)	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Foreign currency exchange contracts	$—	$(565)	$—	$(565)	$—	$(1,584)	$—	$(1,584)
We held foreign currency exchange contracts which resulted in a net pre-tax gain of $3.6 million, a net pre-tax loss of $1.3 million, and a net pre-tax gain of $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively (see Note 18).
Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2017	USD/Euro	USD	$17.0	1.1858	$(220)	January 5, 2018
December 31, 2017	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.6481	$(410)	January 5, 2018
December 31, 2017	USD/Brazilian Real	USD	$2.5	3.2350	$65	January 24, 2018

December 31, 2016	USD/Euro	USD	$18.0	1.0513	$(61)	January 27, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.7230	$(974)	January 13, 2017
December 31, 2016	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$10.0	6.6757	$(457)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$2.0	3.4775	$(131)	January 13, 2017
December 31, 2016	USD/Brazilian Real	USD	$4.0	3.2316	$39	January 13, 2017

(1)
Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 21 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.6 million, $0.9 million and $0.9 million of expense for company contributions for the years ended December 31, 2017, 2016, and 2015, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Note 22 — Business Combinations
Ecolink Intelligent Technology, Inc. Acquisition
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
On April 21, 2016, we sold our ownership interest in Encore to Encore's noncontrolling interest holder in exchange for full rights and ownership of Encore's patents and developed technology as well as the noncontrolling interest's portion of certain of Encore's tangible net assets. Additionally, as a condition of the sale of our ownership interest in Encore, we agreed to grant a royalty-free license to Encore for the use of Encore's developed technology and patents in connection with selling specific products to specific customers. As a result of this transaction, we no longer have any involvement with Encore other than the granting of this limited license. Upon deconsolidation, we recorded a gain of $65 thousand, based on the difference between the fair value of the net assets received and our ownership interest in Encore. This gain is presented in our consolidated statement of operations within other income (expense), net for the year ended December 31, 2016.
Our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 include net sales of $33.0 million, $4.8 million and $1.3 million, respectively, and net losses of $0.7 million, $1.6 million and $1.0 million attributable to Ecolink.
Contingent Consideration
We are required to make annual earnout payments upon the achievement of certain operating income levels attributable to Ecolink over the five year period from 2016 through 2020. The amount of earnout contingent consideration has no upper limit and is calculated at the end of each calendar year based upon certain percentages of operating income target levels as defined in the APA. Ecolink's operating income will be calculated using certain revenues, costs and expenses directly attributable to Ecolink as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 15.5% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At December 31, 2015 the fair value of the earnout contingent consideration was $11.8 million. During the year ended December 31, 2016, the fair value of the earnout contingent consideration decreased $1.3 million to $10.5 million, and during the year ended December 31, 2017, the fair value of earnout contingent consideration increased $4.4 million to $14.9 million. Changes in the fair value of earnout contingent consideration primarily reflect adjustments to the timing and amount of earnout payments as well as the related accretion driven by the time value of money. These adjustments are recorded within selling, general and administrative expenses. At December 31, 2017, $3.8 million of the earnout contingent consideration liability attributable to Ecolink is presented within other accrued liabilities, and the remaining $11.1 million is presented within long-term contingent consideration in our consolidated balance sheet.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Residential Control Systems, Inc. Acquisition

On April 6, 2017, we acquired substantially all of the net assets of Residential Control Systems, Inc. ("RCS"), a U.S.-based designer and manufacturer of energy management and control products for the residential, small commercial and hospitality markets. The purchase price of $12.6 million was comprised of $8.9 million in cash and $3.7 million of contingent consideration. Additionally, we incurred $0.1 million in acquisition costs, consisting primarily of accounting related expenses, which are included within selling, general and administrative expenses for the year ended December 31, 2017. The acquisition of these assets will allow us

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

to expand our product offering of home sensing, monitoring and control solutions to include smart thermostat, sensing and monitoring products previously sold and marketed by RCS.

Our consolidated statement of operations for the year ended December 31, 2017 includes net sales and a net loss of $3.5 million and $0.4 million, respectively, attributable to RCS for the period commencing on April 6, 2017.

Contingent Consideration

We are required to make additional earnout payments of up to $10.0 million upon the achievement of certain operating income levels attributable to RCS over the period commencing on the acquisition date through June 30, 2022. The amount of contingent consideration is calculated at the end of each calendar year and is based on the agreed upon percentage of operating income as defined in the RCS Asset Purchase Agreement (the "RCS APA"). Operating income will be calculated using certain revenues, costs and expenses directly attributable to RCS as specified in the RCS APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the RCS APA. Such projections were then discounted using an average discount rate of 24.8% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At December 31, 2017, the fair value of earnout contingent consideration attributable to RCS was $2.3 million, which is presented within long-term contingent consideration in our consolidated balance sheet.

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
Management's determination of the fair value of intangible assets acquired was based primarily on significant inputs not observable in an active market and thus represent Level 3 fair value measurements.
The fair value assigned to the RCS trade name intangible asset was determined utilizing a relief from royalty method. The fair value assigned to RCS customer relationships and order backlog intangible assets were determined utilizing a multi-period excess earnings approach. The relief from royalty and multi-period excess earnings methodologies are further described above.
The trade name, customer relationships and order backlog intangible assets are expected to be deductible for income tax purposes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Pro Forma Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of our operations and the operations of RCS as if the RCS acquisition had occurred on January 1, 2016. This unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of January 1, 2016, and should not be taken as a projection of the future consolidated results of our operations.

	Year Ended December 31,
(In thousands, except per-share amounts)	2017	2016
Net sales	$696,352	$659,272
Net income (loss)	(10,538)	19,997
Net income (loss) attributable to Universal Electronics Inc.	(10,538)	19,967
Basic earnings (loss) per share attributable to Universal Electronics Inc.	(0.73)	1.38
Diluted earnings (loss) per share attributable to Universal Electronics Inc.	(0.73)	1.35

For purposes of determining pro forma net income (loss) attributable to Universal Electronics Inc., adjustments were made to all periods presented in the table above. The pro forma net income (loss) and net income (loss) attributable to Universal Electronics Inc. assume that amortization of acquired intangible assets began at January 1, 2016 rather than on April 6, 2017. The result is a net increase in amortization expense of $0.1 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively. Additionally, acquisition costs totaling $0.2 million are excluded from pro forma net income (loss) and net income (loss) attributable to Universal Electronics Inc. All adjustments have been made net of their related tax effects.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Note 23 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	2017
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$161,406	$177,580	$175,652	$181,152
Gross profit	41,034	43,751	43,070	37,852
Operating income (loss)	(365)	7,303	4,212	(480)
Net income (loss)	119	4,684	1,728	(16,854)
Net income (loss) attributable to Universal Electronics Inc.	119	4,684	1,728	(16,854)

Earnings (loss) per share attributable to Universal Electronics Inc. (1):
Basic	$0.01	$0.33	$0.12	$(1.19)
Diluted	$0.01	$0.32	$0.12	$(1.19)

	2016
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$150,658	$170,986	$169,185	$160,542
Gross profit	37,647	43,456	41,785	41,236
Operating income	3,041	7,969	8,121	6,266
Net income	2,743	6,598	7,807	3,236
Net income attributable to Universal Electronics Inc.	2,721	6,590	7,807	3,236
Earnings per share attributable to Universal Electronics Inc.(1):
Basic	$0.19	$0.46	$0.54	$0.22
Diluted	$0.19	$0.45	$0.53	$0.22

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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during the fourth quarter of 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 12, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 12, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption "SEC Filings" on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2017:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	512,435	$42.78	448,051
Equity compensation plans not approved by security holders	7,500	27.74	—
Total	519,935	$42.56	448,051

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
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

3.1
Restated Certificate of Incorporation of Universal Electronics Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358)) (paper file)

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044)) (paper file)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (filed herewith)

3.4	Amended and Restated By-laws of Universal Electronics Inc. (filed herewith)

4.1
Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044)) (paper file)

4.2
Common Stock Purchase Warrant dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (incorporated by references to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044))

*10.1
Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.2
Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044)) (paper file)

*10.3
Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044)) (paper file)

*10.4
Form of Universal Electronics Inc. 1999A Nonqualified Stock Plan effective October 7, 1999 and subsequently amended February 1, 2000 (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044)) (paper file)

*10.5
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044)) (paper file)

*10.6
Form of Universal Electronics Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

*10.7
Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.8
Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044)) (paper file)

*10.9
Form of Universal Electronics Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044))

10.10
Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

*10.11
Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

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

10.29
Third Amendment to Amended and Restated Credit Agreement dated as of November 10, 2015 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 (File No. 0-21044))

10.30
Fourth Amendment to Amended and Restated Credit Agreement dated as of February 3, 2016 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 (File No. 0-21044))

10.31
Registration Rights Agreement dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044))

10.32
Fifth Amendment to Amended and Restated Credit Agreement dated as of September 19, 2016 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 0-21044))

10.33
Equity Transfer Agreement with Respect to Panyu Gemstar Project (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 0-21044))

*10.34
Employment and Separation Agreement and General Release made and entered into on October 26, 2016 between Universal Electronics BV and Paul J.M. Bennett (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017 (File No. 0-21044))

10.35
Sixth Amendment to Amended and Restated Credit Agreement dated as of January 18, 2017 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017 (File No. 0-21044))

10.36
Seventh Amendment to Amended and Restated Credit Agreement dated as of April 14, 2017 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017 (File No. 0-21044))

10.37
Eighth Amendment to Amended and Restated Credit Agreement dated as of May 5, 2017 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017 (File No. 0-21044))

10.38
Ninth Amendment to Amended and Restated Credit Agreement dated as of June 20, 2017 between Universal Electronics Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 8, 2017 (File No. 0-21044))

10.39	Second Amended and Restated Credit Agreement dated October 27, 2017 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 12, 2018
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 12, 2018

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 12, 2018

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 12, 2018

William C. Mulligan Director	/s/ William C. Mulligan	March 12, 2018

J. C. Sparkman Director	/s/ J.C. Sparkman	March 12, 2018

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 12, 2018

Carl E. Vogel Director	/s/ Carl E. Vogel	March 12, 2018

Edward K. Zinser Director	/s/ Edward K. Zinser	March 12, 2018