Form 10-Q
period 2018-03-31
UNIVERSAL ELECTRONICS INC
filed 2018-05-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,125,738 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 7, 2018.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,229	$62,438
Restricted cash	5,080	4,901
Accounts receivable, net	160,055	151,578
Contract assets	22,269	—
Inventories, net	139,408	162,589
Prepaid expenses and other current assets	12,229	11,687
Assets held for sale	12,685	12,517
Income tax receivable	3,828	1,587
Total current assets	395,783	407,297
Property, plant, and equipment, net	117,004	110,962
Goodwill	48,620	48,651
Intangible assets, net	27,776	29,041
Deferred income taxes	7,119	7,913
Other assets	4,535	4,566
Total assets	$600,837	$608,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105,470	$119,165
Line of credit	141,000	138,000
Accrued compensation	33,323	34,499
Accrued sales discounts, rebates and royalties	7,581	8,882
Accrued income taxes	2,865	3,670
Other accrued liabilities	29,111	28,719
Total current liabilities	319,350	332,935
Long-term liabilities:
Long-term contingent consideration	9,360	13,400
Deferred income taxes	4,485	4,423
Income tax payable	2,520	2,520
Other long-term liabilities	1,595	1,603
Total liabilities	337,310	354,881
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,830,353 and 23,760,434 shares issued on March 31, 2018 and December 31, 2017, respectively	238	238
Paid-in capital	268,645	265,195
Treasury stock, at cost, 9,716,412 and 9,702,874 shares on March 31, 2018 and December 31, 2017, respectively	(262,680)	(262,065)
Accumulated other comprehensive income (loss)	(12,953)	(16,599)
Retained earnings	270,277	266,780
Total stockholders' equity	263,527	253,549
Total liabilities and stockholders' equity	$600,837	$608,430
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$164,698	$161,406
Cost of sales	127,496	120,372
Gross profit	37,202	41,034
Research and development expenses	6,051	5,498
Factory transition restructuring charges	—	5,250
Selling, general and administrative expenses	30,247	30,651
Operating income (loss)	904	(365)
Interest income (expense), net	(1,070)	(393)
Other income (expense), net	(587)	583
Income (loss) before provision for income taxes	(753)	(175)
Provision for income taxes (benefit)	(166)	(294)
Net income (loss)	$(587)	$119

Earnings per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01
Shares used in computing earnings (loss) per share:
Basic	14,087	14,449
Diluted	14,087	14,717
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(587)	$119
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3,646	1,383
Comprehensive income (loss)	$3,059	$1,502
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash provided by (used for) operating activities:
Net income (loss)	$(587)	$119
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	8,243	7,645
Provision for doubtful accounts	4	23
Provision for inventory write-downs	756	659
Deferred income taxes	913	(496)
Shares issued for employee benefit plan	335	346
Employee and director stock-based compensation	2,204	2,623
Performance-based common stock warrants	471	932
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(266)	(3,689)
Inventories	1,372	(1,564)
Prepaid expenses and other assets	(454)	(905)
Accounts payable and accrued liabilities	(21,160)	(16,182)
Accrued income taxes	(3,774)	(2,064)
Net cash provided by (used for) operating activities	(11,943)	(12,553)
Cash used for investing activities:
Acquisitions of property, plant, and equipment	(9,314)	(6,460)
Acquisitions of intangible assets	(571)	(410)
Net cash used for investing activities	(9,885)	(6,870)
Cash provided by (used for) financing activities:
Borrowings under line of credit	13,000	53,000
Repayments on line of credit	(10,000)	(14,987)
Proceeds from stock options exercised	439	237
Treasury stock purchased	(615)	(11,389)
Contingent consideration payments in connection with business combinations	(3,858)	—
Net cash provided by (used for) financing activities	(1,034)	26,861
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	832	25
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,030)	7,463
Cash, cash equivalents, and restricted cash at beginning of year	67,339	59,834
Cash, cash equivalents, and restricted cash at end of period	$45,309	$67,297

Supplemental cash flow information:
Income taxes paid	$2,893	$2,925
Interest paid	$1,164	$414
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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
Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Summary of Significant Accounting Policies

We adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," and all the related amendments as of January 1, 2018. The impact of this new guidance on our accounting policies and consolidated financial statements is also described below. There have been no other significant changes in our accounting policies during the three months ended March 31, 2018 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition
Our performance obligations primarily arise from manufacturing and delivering universal control, sensing and automation products and AV accessories, which are sold through multiple channels, and intellectual property that is embedded in these products or licensed to others. These performance obligations are satisfied at a point in time or over time, as described below. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. Some contracts contain early payment discounts, which are recognized as a reduction to revenue if the customer typically meets the early payment conditions. Consideration may be variable based on indeterminate volumes.
Effective January 1, 2018, revenue is recognized over time when the customer simultaneously receives and consumes the benefits provided by our performance, our performance creates or enhances an asset that the customer controls, or when our performance creates an asset with no alternative use to us (custom products) and we have an enforceable right to payment for performance completed to date, such as a firm order or other contractual commitment from the customer. An asset does not have an alternative use if we are unable to redirect the asset to another customer in the foreseeable future without significant rework. The method for measuring progress towards satisfying a performance obligation for a custom product is based on the costs incurred to date (cost-to-cost method). We believe that the costs associated with production are most closely aligned with the revenue associated with those products.
We recognize revenue at a point in time if the criteria for recognizing revenue over time are not met, the title of the goods has transferred, and we have a present right to payment.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

We typically recognize revenue for the sale of tooling at a point in time, which is generally upon completion of the tooling and, if applicable, acceptance by the customer.
A provision is recorded for estimated sales returns and allowances and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenue in the period in which we make such a determination.
We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. Changes in such accruals may be required if future rebates and incentives differ from our estimates.
We license our intellectual property including our patented technologies, trademarks, and database of control codes. When license fees are paid on a per-unit basis we record license revenue when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. When a fixed up-front license fee is received in exchange for the delivery of a particular database of infrared codes or the contract contains a minimum guarantee provision, we record revenue when delivery of the intellectual property has occurred. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.
Contract assets represent revenue which has been recognized based on our accounting policies but for which the customer has not yet been invoiced and thus an account receivable has not yet been recorded.
Under prior accounting standards, we recognized revenue on the sale of products when title of the goods had transferred, there was persuasive evidence of an arrangement (such as a purchase order from the customer), the sales price was fixed or determinable and collectability was reasonably assured. Revenue for term license fees were recognized on a straight-line basis over the effective term of the license when we could not reliably predict in which periods, within the term of the license, the licensee would benefit from the use of our patented inventions.
Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted ASU 2014-09 using the modified retrospective transition method. Under this method, we evaluated all contracts that were in effect at the beginning of 2018 as if those contracts had been accounted for under the new revenue standard based on the terms in effect as of the adoption date. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical U.S. GAAP. A cumulative catch-up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under the new revenue standard.

The cumulative effects of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, were as follows:

	As reported	Adjustments due to ASU 2014-09	Balance at
Consolidated Balance Sheet (In thousands)	12/31/2017		1/1/2018
Contract assets	$—	$29,759	$29,759
Inventories, net	162,589	(23,830)	138,759
Prepaid expenses and other current assets	11,687	(174)	11,513
Deferred income tax assets	7,913	(102)	7,811
Accounts payable and other current liabilities	332,935	1,528	334,463
Deferred income tax liabilities	4,423	20	4,443
Retained earnings	266,780	4,084	270,864

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table compares the reported consolidated balance sheet and income statement as of and for the three months ended March 31, 2018, to pro forma amounts had the previous guidance been in effect. The guidance did not have a significant impact on the Company's unaudited condensed consolidated statement of cash flows.

	As of March 31, 2018
Consolidated Balance Sheet (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Assets
Contract assets	$22,269	$—	$22,269
Inventories, net	139,408	156,478	(17,070)
Prepaid expenses and other current assets	12,229	12,313	(84)
Deferred income taxes	7,119	7,141	(22)

Liabilities and Equity
Accounts payable and other current liabilities	$319,350	$317,921	$1,429
Deferred income taxes	4,485	4,359	126
Retained earnings	270,277	266,739	3,538

	Three months ended March 31, 2018
Consolidated Statements of Operations (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Net sales	$164,698	$172,188	$(7,490)
Cost of sales	127,496	134,256	(6,760)
Selling, general and administrative expenses	30,247	30,410	(163)
Income tax provision (benefit)	(166)	(145)	(21)
Net income (loss)	(587)	(41)	(546)

Earnings per share:
Basic	$(0.04)	$0.00	$(0.04)
Diluted	$(0.04)	$0.00	$(0.04)

Other Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which amends ASC 230, "Statement of Cash Flows". This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted retrospectively. The adoption of ASU 2016-15 did not have a material impact to the presentation of our consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which changes the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under this new guidance, the income tax consequences of an intra-entity transfer of an asset other than inventory will be recognized when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2017. The adoption of ASU 2016-16 did not have a material impact on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In November 2016, the FASB issued ASU 2016-18,"Restricted Cash," which amends ASC 230, "Statement of Cash Flows." This new guidance addresses the classifications and presentation of changes in restricted cash in the statement of cash flows. ASU 2016-18 is effective for fiscal periods beginning after December 15, 2017 and must be adopted retrospectively. The adoption of ASU 2016-18 modified our current disclosures by reclassifying certain amounts within the consolidated statement of cash flows, but did not have a material effect on our consolidated financial statements.
Recent Accounting Updates Not Yet Effective
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
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.
Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2018	December 31, 2017
United States	$2,455	$10,489
People's Republic of China ("PRC")	17,120	23,283
Asia (excluding the PRC)	1,386	1,405
Europe	11,861	18,071
South America	7,407	9,190
Total cash and cash equivalents	$40,229	$62,438
Restricted Cash
In connection with the pending sale of our Guangzhou factory in the PRC (Note 10), the buyer made a cash deposit of RMB 32 million ($5.1 million based on March 31, 2018 exchange rates) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds were not to be paid to us until the close of the sale. Accordingly, this deposit is presented as restricted cash within our consolidated balance sheet.
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Trade receivables, gross	$154,181	$142,299
Allowance for doubtful accounts	(1,077)	(1,064)
Allowance for sales returns	(539)	(562)
Net trade receivables	152,565	140,673
Other	7,490	10,905
Accounts receivable, net	$160,055	$151,578

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$1,064	$904
Additions to costs and expenses	4	23
(Write-offs)/Foreign exchange effects	9	18
Balance at end of period	$1,077	$945
Sales Returns
The allowance for sales returns at March 31, 2018 and December 31, 2017 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.2 million and $0.4 million on March 31, 2018 and December 31, 2017, respectively. The value of these returned goods was included in our inventory balance at March 31, 2018 and December 31, 2017.
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2018		2017
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$37,975	23.1%	$42,247	26.2%
AT&T (1)	$—	—%	$19,200	11.9%

(1)	Sales associated with this customer did not total more than 10% of our net sales as of March 31, 2018.

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	March 31, 2018		December 31, 2017
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$27,372	17.1%	$25,142	16.6%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Raw materials	$46,886	$43,638
Components	11,972	16,214
Work in process	252	1,847
Finished goods	84,526	105,178
Reserve for excess and obsolete inventory	(4,228)	(4,288)
Inventories, net	$139,408	$162,589

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$4,288	$4,205
Additions charged to costs and expenses (1)	643	632
Sell through (2)	(315)	(354)
(Write-offs)/Foreign exchange effects	(388)	(274)
Balance at end of period	$4,228	$4,209

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $113 thousand and $27 thousand for the three months ended March 31, 2018 and 2017, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended March 31,
	2018		2017
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments (1)	$—	—%	$9,128	10.4%

(1)	Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the three months ended March 31, 2018.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Related Party Supplier
We purchase certain printed circuit board assemblies from a related party supplier. The supplier is considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owns 40% of this vendor. Inventory purchases from this supplier were as follows:

	Three Months Ended March 31,
	2018		2017
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Related party supplier	$1,117	1.2%	$946	1.1%
Total accounts payable to this supplier were as follows:

	March 31, 2018		December 31, 2017
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Related party supplier	$1,781	1.7%	$1,500	1.3%
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
Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2017	$48,651
Foreign exchange effects	(31)
Balance at March 31, 2018	$48,620

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	March 31, 2018			December 31, 2017
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$353	$(177)	$176	$344	$(165)	$179
Patents	13,258	(5,088)	8,170	13,250	(5,310)	7,940
Trademarks and trade names	2,776	(1,663)	1,113	2,786	(1,594)	1,192
Developed and core technology	12,544	(6,565)	5,979	12,560	(6,071)	6,489
Capitalized software development costs	142	(95)	47	142	(77)	65
Customer relationships	32,425	(20,134)	12,291	32,534	(19,395)	13,139
Order backlog	150	(150)	—	150	(113)	37
Total intangible assets, net	$61,648	$(33,872)	$27,776	$61,766	$(32,725)	$29,041

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.5 million and $6.0 million at March 31, 2018 and December 31, 2017, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs and order backlog, which are recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cost of sales	$55	$19
Selling, general and administrative expenses	1,747	1,581
Total amortization expense	$1,802	$1,600

Estimated future annual amortization expense related to our intangible assets at March 31, 2018, is as follows:

(In thousands)
2018 (remaining 9 months)	$5,342
2019	6,984
2020	5,823
2021	2,341
2022	2,392
Thereafter	4,894
Total	$27,776
Note 6 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") and Wells Fargo Bank, National Association provides for a $170.0 million revolving line of credit ("Credit Line") that expires on November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at March 31, 2018.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at March 31, 2018 was 3.34%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of March 31, 2018, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At March 31, 2018, we had $141.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $1.1 million and $0.5 million during the three months ended March 31, 2018 and 2017, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.
We recorded an income tax benefit of $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and our effective tax rate was 22.0% and 168.0% during the three months ended March 31, 2018 and 2017, respectively. The change in our effective tax rate was primarily due to a favorable tax ruling that resulted in the reversal of a $0.2 million reserve during the three months ended March 31, 2017.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. At March 31, 2018, we have not completed our accounting for all of the tax effects of the Act. Additionally, we have made a reasonable estimate of other effects. During the three month period ended March 31, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017. We are awaiting further guidance from the U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the several jurisdictions where we file tax returns. In all cases, we will continue to refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of tax law. These changes could be material to income tax expense.
Additionally, we have provided provisional amounts for the legislative provisions that are effective as of January 1, 2018, including, but not limited to, the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax, a new provision designed to tax global intangible low-taxed income (Global Minimum Tax, or GMT), a new limitation on deductible interest expense, and limitations on the use of net operating losses. Our accounting for these elements of the Tax Act is incomplete; however, we were able to make reasonable estimates and therefore recorded provisional adjustments. Similar to the above elements, we are in the process of collecting and preparing necessary data, and interpreting guidance as issued by the U.S. Treasury Department, Internal Revenue Service ("IRS"), FASB, and other federal and state standard-setting regulatory bodies. However, we continue to gather additional information to complete our accounting for these items and expect to complete the accounting within the prescribed measurement period. Given the complexity of the GMT provisions, we are still evaluating the effects of the GMT provisions and have not yet determined our accounting policy. At March 31, 2018, we are still evaluating the GMT provisions and our analysis of future taxable income that is subject to GMT, we have included GMT related to current year operations only in our estimated annual effective tax rate and have not provided additional GMT on deferred items.
At March 31, 2018, we had gross unrecognized tax benefits of $5.7 million, including interest and penalties, of which approximately $5.3 million, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate any decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.6 million

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

and $0.5 million at March 31, 2018 and December 31, 2017, respectively, are included in our unrecognized tax benefits.
Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Accrued social insurance (1)	$18,279	$17,727
Accrued salary/wages	8,240	7,910
Accrued vacation/holiday	3,256	2,769
Accrued bonus (2)	1,563	2,329
Accrued commission	704	1,089
Accrued medical insurance claims	286	286
Other accrued compensation	995	2,389
Total accrued compensation	$33,323	$34,499

(1)
Effective January 1, 2008, the Chinese Labor Contract Law was enacted in the PRC. This law mandated that PRC employers remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2018 and December 31, 2017.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.5 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively.

Note 9 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Advertising and marketing	$270	$232
Deferred revenue	427	215
Deposit for sale of Guangzhou factory	5,080	4,901
Duties	698	1,184
Freight and handling fees	2,334	1,983
Product development	1,272	974
Product warranty claim costs	239	339
Professional fees	1,815	1,578
Property, plant, and equipment	1,689	2,151
Sales taxes and VAT	2,597	2,955
Short-term contingent consideration	3,231	3,800
Third-party commissions	633	599
Tooling (1)	2,070	1,843
Unrealized loss on foreign currency exchange contracts	581	630
Utilities	256	103
Other	5,919	5,232
Total other accrued liabilities	$29,111	$28,719

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$339	$134
Accruals for warranties issued during the period	—	—
Settlements (in cash or in kind) during the period	(100)	(2)
Balance at end of period	$239	$132

Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates are rising at a slower rate. As a result, we incurred severance costs of $5.3 million during the three months ended March 31, 2017, which are included within operating expenses. All operations ceased in our Guangzhou factory in the third quarter of 2017 and the transition to the other China factories was completed by the end of 2017. Since all operations at our Guangzhou manufacturing facility ceased as of the end of July 2017, the related building and land lease assets are classified as assets held for sale in our consolidated balance sheets.

On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million (approximately $50.8 million based on March 31, 2018 exchange rates). In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account upon the execution of the agreement, which we have presented as restricted cash in our consolidated balance sheet (also refer to Note 2). On April 17, 2018, we and the buyer mutually agreed to terminate the sale. The mutually agreed termination took effect immediately with no incremental penalty or costs to either party. In connection with this termination, the deposit was returned to the buyer.

On April 23, 2018, we entered into a new agreement to sell our Guangzhou manufacturing facility to a second buyer for RMB 339 million (approximately $53.8 million based on current exchange rates). On April 26, 2018, the second buyer paid to us a deposit of RMB 34 million (approximately $5.4 million based on current exchange rates), which under the terms of the agreement is nonrefundable. Upon receipt by the Governmental Agency of the second buyer’s application of approval of transfer, the second buyer will pay to us RMB 237 million (approximately $37.7 million based on current exchange rates). Additionally, within two days after the second payment has been made to us, the second buyer will deposit the remaining consideration of RMB 68 million (approximately $10.8 million based on current exchange rates) into escrow, which will be released to us upon the closing of the sale. Per the terms of the agreement, the sale is to be completed no later than June 30, 2018.
Litigation
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court’s ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to the asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and in June 2017, a hearing was held before the trial court. During this hearing, Ruwido sought to have a second product which we are currently selling to Telenet included in this case. In September 2017, the Court ruled in our favor that our current product cannot be made part of this case. The Court also refused to rule on whether the original product (which we are no longer selling) infringes the Ruwido patent, instead deciding to wait until the European Patent Office has ruled on our Opposition (see below). Finally, the Court ruled that our original product (which we are no longer selling)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

infringes certain of Ruwido’s design rights, but stayed any decision of compensation and/or damages until all aspects of the case have been decided. We have filed an appeal as to the Court’s ruling of infringement, and submission by the parties are due to the Court during the second quarter of 2018 with a hearing expected to take place in late 2018. Subsequent to the Court's ruling that a second product could not be added to the first case on the merits, Ruwido filed a separate case on the merits with respect to this second product, claiming that it too infringes the same patent at issue in the first suit. We have denied these claims. According to the Court’s trial schedule, briefs from both parties will be due during the second half of 2018 and early 2019 with a trial date set for January 2019. In September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We have assembled this additional information and are awaiting a rehearing date. On September 5, 2017, Ruwido and FMH filed a patent infringement case on the merits against UEBV and Telenet in the Netherlands alleging the same claims of infringement as in the Belgium Courts (see above). We have denied these claims and filed a counterclaim seeking to invalidate the Ruwido patent. A hearing date has not yet been set by the Court.
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
Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. As of March 31, 2018, we had no shares available for repurchase on the open market under the Board's authorizations. On May 3, 2018, our Board approved a new repurchase plan authorizing the repurchase of up to 100,000 shares on the open market.
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Shares repurchased	14	185
Cost of shares repurchased	$615	$11,389
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
United States	$79,751	$81,928
Asia (excluding PRC)	27,400	24,650
People's Republic of China	20,117	15,743
Europe	19,130	17,424
Latin America	10,030	15,645
Other	8,270	6,016
Total net sales	$164,698	$161,406
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	March 31, 2018	December 31, 2017
United States	$15,399	$14,674
People's Republic of China	101,960	96,984
All other countries	4,180	3,870
Total long-lived tangible assets	$121,539	$115,528
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cost of sales	$17	$15
Research and development expenses	155	119
Selling, general and administrative expenses:
Employees	1,528	1,744
Outside directors	504	745
Total employee and director stock-based compensation expense	$2,204	$2,623

Income tax benefit	$463	$815

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Stock Options
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2018	2017
Weighted average fair value of grants	$14.26	$19.61
Risk-free interest rate	2.51%	1.75%
Expected volatility	33.09%	34.25%
Expected life in years	4.53	4.52
As of March 31, 2018, we expect to recognize $3.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.2 years.

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2017	520	$42.56
Granted	119	44.95
Exercised	(20)	21.95		$464
Forfeited/canceled/expired	—	—
Outstanding at March 31, 2018 (1)	619	$43.69	4.69	$7,151
Vested and expected to vest at March 31, 2018 (1)	619	$35.03	3.36	$6,304
Exercisable at March 31, 2018 (1)	406	$39.82	3.86	$6,282

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2018. This amount will change based on the fair market value of our stock.

Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	162	$61.19
Granted	136	44.98
Vested	(44)	63.34
Forfeited	(6)	59.72
Non-vested at March 31, 2018	248	$51.99
As of March 31, 2018, we expect to recognize $11.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.2 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 14 — Performance-Based Common Stock Warrants
On March 9, 2016, we issued common stock purchase warrants to Comcast to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (the first two-year period commenced on January 1, 2016 and ended December 31, 2017) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. The table below presents the purchase levels and number of warrants that will vest in each period based upon achieving these purchase levels.

	Incremental Warrants That Will Vest
Aggregate Level of Purchases by Comcast and Affiliates	January 1, 2016 - December 31, 2017	January 1, 2018 - December 31, 2019	January 1, 2020 - December 31, 2021
$260 million	100,000	100,000	75,000
$300 million	75,000	75,000	75,000
$340 million	75,000	75,000	75,000
Maximum Potential Warrants Earned by Comcast	250,000	250,000	225,000
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. At March 31, 2018, 175,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 475,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $680 million in goods and services from us during the remaining four-year vesting period.
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. Through March 31, 2018, no warrants had vested for the two year period beginning January 1, 2018.
The assumptions we utilized in the Black Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Three Months Ended March 31,
	2018	2017
Fair value	$16.88	$32.32
Price of Universal Electronics Inc. common stock	$52.43	$67.98
Risk-free interest rate	2.54%	2.04%
Expected volatility	34.53%	39.86%
Expected life in years	4.75	5.75

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Reduction to net sales	471	932
Income tax benefit	118	348
At March 31, 2018, we estimated the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at March 31, 2018 was $7.5 million.
Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net gain (loss) on foreign currency exchange contracts (1)	$(1,331)	$234
Net gain (loss) on foreign currency exchange transactions	725	330
Other income	19	19
Other income (expense), net	$(587)	$583

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
Note 16 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2018	2017
BASIC
Net income (loss)	$(587)	$119
Weighted-average common shares outstanding	14,087	14,449
Basic earnings (loss) per share	$(0.04)	$0.01

DILUTED
Net income (loss)	$(587)	$119
Weighted-average common shares outstanding for basic	14,087	14,449
Dilutive effect of stock options, restricted stock and common stock warrants	—	268
Weighted-average common shares outstanding on a diluted basis	14,087	14,717
Diluted earnings (loss) per share	$(0.04)	$0.01

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings (loss) per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2018	2017
Stock options	574	128
Restricted stock awards	203	59
Performance-based warrants	175	—
Note 17 — Derivatives
The following table sets forth the total net fair value of derivatives:

	March 31, 2018				December 31, 2017
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(563)	$—	$(563)	$—	$(565)	$—	$(565)
We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $1.3 million and a net pretax gain of $0.2 million for the three months ended March 31, 2018 and 2017, respectively (see Note 15).
Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2018	USD/Euro	USD	$12.0	1.2247	$(77)	April 3, 2018
March 31, 2018	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$25.0	6.3895	$(504)	April 3, 2018
March 31, 2018	USD/Brazilian Real	USD	$2.0	3.2755	$18	April 3, 2018

December 31, 2017	USD/Euro	USD	$17.0	1.1858	$(220)	January 5, 2018
December 31, 2017	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.6481	$(410)	January 5, 2018
December 31, 2017	USD/Brazilian Real	USD	$2.5	3.2350	$65	January 24, 2018

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
Our consolidated income statement for the three months ended March 31, 2018 includes net sales of $1.1 million and net losses of $0.3 million attributable to RCS.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Contingent Consideration

We are required to make additional earnout payments of up to $10.0 million upon the achievement of certain operating income levels attributable to RCS over the period commencing on the acquisition date through June 30, 2022. The amount of contingent consideration is calculated at the end of each calendar year and is based on the agreed upon percentage of operating income as defined in the Asset Purchase Agreement ("APA"). Operating income will be calculated using certain revenues, costs and expenses directly attributable to RCS as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 24.8% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At March 31, 2018, the fair value of earnout consideration attributed to RCS was $2.3 million. At March 31, 2018, $21 thousand of the earnout contingent consideration liability attributable to RCS is presented within other accrued liabilities, and the remaining $2.2 million is presented within long-term contingent consideration in our consolidated balance sheet.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2018	2017
Net sales	$164,698	$161,698
Net income (loss)	(587)	(139)
Basic earnings (loss) per share	$(0.04)	$(0.01)
Diluted earnings (loss) per share	$(0.04)	$(0.01)
For purposes of determining pro forma net income (loss), adjustments were made to the three months ended March 31, 2017. The pro forma net income (loss) assumes that amortization of acquired intangible assets began at January 1, 2016 rather than on April 6, 2017. The result is a net increase in amortization expense of $0.1 million for the three months ended March 31, 2017. All adjustments have been made net of their related tax effects.

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
Since our beginning in 1986, we have compiled an extensive device control code database that covers over one million individual device functions and approximately 8,200 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced control technologies, emerging radio frequency ("RF") technologies, such as RF4CE, Bluetooth, and Bluetooth Smart, have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We have developed a comprehensive patent portfolio of over 400 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
We operate as one business segment. We have 24 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico, the Netherlands, People's Republic of China (6), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended March 31, 2018:

•	Net sales increased 2.0% to $164.7 million for the three months ended March 31, 2018 from $161.4 million for the three months ended March 31, 2017.

•	Our gross margin percentage decreased from 25.4% for the three months ended March 31, 2017 to 22.6% for the three months ended March 31, 2018.

•	Operating expenses, as a percent of net sales, decreased from 25.6% for the three months ended March 31, 2017 to 22.0% for the three months ended March 31, 2018.

•
Our operating income increased from an operating loss of $0.4 million for the three months ended March 31, 2017 to operating income of $0.9 million for the three months ended March 31, 2018, and our operating margin percentage increased from (0.2)% for the three months ended March 31, 2017 to 0.5% for the three months ended March 31, 2018.

•	Our effective tax rate decreased to 22.0% for the three months ended March 31, 2018, compared to 168.0% for the three months ended March 31, 2017.
Our strategic business objectives for 2018 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. As further discussed in "Notes to Consolidated Financial Statements - Note 1," effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers." The critical accounting policy below updates the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.
Revenue Recognition
Our performance obligations primarily arise from manufacturing and delivering universal control, sensing and automation products and AV accessories, which are sold through multiple channels, and intellectual property that is embedded in these products or licensed to others. These performance obligations are satisfied at a point in time or over time, as described below. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. Some contracts contain early payment discounts, which are recognized as a reduction to revenue if the customer typically meets the early payment conditions. Consideration may be variable based on indeterminate volumes.
Effective January 1, 2018, revenue is recognized over time when the customer simultaneously receives and consumes the benefits provided by our performance, our performance creates or enhances an asset that the customer controls, or when our performance creates an asset with no alternative use to us (custom products) and we have an enforceable right to payment for performance completed to date, such as a firm order or other contractual commitment from the customer. An asset does not have an alternative use if we are unable to redirect the asset to another customer in the foreseeable future without significant rework. The method for measuring progress towards satisfying a performance obligation for a custom product is based on the costs incurred to date (cost-to-cost method). We believe that the costs associated with production are most closely aligned with the revenue associated with those products.
We recognize revenue at a point in time if the criteria for recognizing revenue over time are not met, the title of the goods has transferred, and we have a present right to payment.
We typically recognize revenue for the sale of tooling at a point in time, which is generally upon completion of the tooling and, if applicable, acceptance by the customer.
A provision is recorded for estimated sales returns and allowances and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenue in the period in which we make such a determination.
We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. Changes in such accruals may be required if future rebates and incentives differ from our estimates.
We license our intellectual property including our patented technologies, trademarks, and database of control codes. When license fees are paid on a per-unit basis we record license revenue when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. When a fixed up-front license fee is received in exchange for the delivery of a particular database of infrared codes or the contract contains a minimum guarantee provision, we record revenue when delivery of the intellectual property has occurred. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.
Contract assets represent revenue which has been recognized based on our accounting policies but for which the customer has not yet been invoiced and thus an account receivable has not yet been recorded.
Under prior accounting standards, we recognized revenue on the sale of products when title of the goods had transferred, there was persuasive evidence of an arrangement (such as a purchase order from the customer), the sales price was fixed or determinable and collectability was reasonably assured. Revenue for term license fees were recognized on a straight-line basis over the effective term of the license when we could not reliably predict in which periods, within the term of the license, the licensee would benefit from the use of our patented inventions.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	77.4	74.6
Gross profit	22.6	25.4
Research and development expenses	3.7	3.4
Factory transition restructuring charges	—	3.2
Selling, general and administrative expenses	18.4	19.0
Operating income (loss)	0.5	(0.2)
Interest income (expense), net	(0.6)	(0.2)
Other income (expense), net	(0.4)	0.3
Income (loss) before income tax provision (benefit)	(0.5)	(0.1)
Income tax provision (benefit)	(0.1)	(0.2)
Net income (loss)	(0.4)%	0.1%
Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
Adoption of ASU 2014-09. Effective January 1, 2018, we adopted ASU 2014-09 on a modified retrospective basis. Thus the comparability between periods of reported net sales, gross profit and selling, general and administrative expenses is impacted. The discussion below provides insights into underlying business trends that affected our reported results of operations. For further details as to the impact of adopting ASU 2014-09, refer to Note 1 in "Notes to Consolidated Financial Statements."
Net sales. Net sales for the three months ended March 31, 2018 were $164.7 million, an increase of 2.0% compared to $161.4 million for the three months ended March 31, 2017. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended March 31,
	2018		2017
	$ (millions)	% of total	$ (millions)	% of total
Business	$152.2	92.4%	$150.4	93.2%
Consumer	12.5	7.6	11.0	6.8
Total net sales	$164.7	100.0%	$161.4	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.4% of net sales for the three months ended March 31, 2018 compared to 93.2% for the three months ended March 31, 2017. Net sales in our Business lines for the three months ended March 31, 2018 increased by 1.2% to $152.2 million from $150.4 million. The increase in Business line net sales was driven primarily by increased sales to consumer electronics companies in Asia, the continued rollout of higher end platforms in Europe, increased sales of home security products and the strengthening of the Euro exchange rate versus the U.S. Dollar. These increases were partially offset by a decrease in sales to subscription broadcasting customers in North America and Latin America.
Net sales in our Consumer lines (One For All® retail and private label) were 7.6% of net sales for the three months ended March 31, 2018 compared to 6.8% for the three months ended March 31, 2017. Net sales in our Consumer lines for the three months ended March 31, 2018 increased by 13.6% to $12.5 million from $11.0 million during the three months ended March 31, 2017 driven primarily by growth in Europe and the strengthening of the Euro exchange rate versus the U.S. Dollar.
Gross profit. Gross profit for the three months ended March 31, 2018 was $37.2 million compared to $41.0 million for the three months ended March 31, 2017. Gross profit as a percent of sales decreased to 22.6% for the three months ended March 31, 2018 compared to 25.4% for the three months ended March 31, 2017. The gross margin percentage was unfavorably impacted by the strengthening of the Chinese Yuan relative to the U.S. Dollar, and to a lesser extent by labor rate inflation experienced in our factories in China and price reductions granted to certain large volume customers. These unfavorable impacts were partially offset by production efficiencies achieved in our factories in China.
Research and development ("R&D") expenses. R&D expenses increased 10.1% to $6.1 million for the three months ended March 31, 2018 from $5.5 million for the three months ended March 31, 2017 primarily due to our continued investment in the development of new products, in particular higher end remote controls as well as newer home automation products.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to reduce the impact of rising labor rates in China by transitioning manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories where labor rates were rising at a slower rate. As a result, we incurred severance costs of $5.3 million for the three months ended March 31, 2017.
Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 1.3% to $30.2 million for the three months ended March 31, 2018 from $30.7 million for the three months ended March 31, 2017. The decrease was driven primarily by a decrease in the value of contingent consideration to be paid in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink") and a decrease in incentive compensation expense. Partially offsetting these decreases was the strengthening of the Chinese Yuan and Euro relative to the U.S. Dollar, and additional operating expenses as a result of the acquisition of the net assets of Residential Control Systems, Inc. ("RCS") in April 2017.
Interest income (expense), net. Net interest expense was $1.1 million for the three months ended March 31, 2018 compared to net interest expense of $0.4 million for the three months ended March 31, 2017 as a result of an increased level of borrowings on our line of credit.
Other income (expense), net. Net other expense was $0.6 million for the three months ended March 31, 2018 compared to net other income of $0.6 million for the three months ended March 31, 2017. This change was driven primarily by foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi and Euro exchange rates versus the U.S. Dollar.
Provision for income taxes (benefit). Income tax benefit was $0.2 million for the three months ended March 31, 2018 compared to an income tax benefit of $0.3 million for the three months ended March 31, 2017. Our effective tax rate was 22.0% for the three months ended March 31, 2018 compared to 168.0% for the three months ended March 31, 2017. The change in our effective tax rate was primarily due to a favorable tax ruling that resulted in the reversal of a $0.2 million reserve during the three months ended March 31, 2017.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Three Months Ended March 31, 2018	Increase (Decrease)	Three Months Ended March 31, 2017
Cash provided by (used for) operating activities	$(11,943)	$610	$(12,553)
Cash used for investing activities	(9,885)	(3,015)	(6,870)
Cash provided by (used for) financing activities	(1,034)	(27,895)	26,861
Effect of exchange rate changes on cash	832	807	25
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(22,030)	$(29,493)	$7,463

	March 31, 2018	Increase (Decrease)	December 31, 2017
Cash and cash equivalents	$40,229	$(22,209)	$62,438
Working capital	76,433	2,071	74,362
Net cash used for operating activities was $11.9 million during the three months ended March 31, 2018 compared to $12.6 million of net cash used for operating activities during the three months ended March 31, 2017. Although cash flows from operations were consistent between periods, days sales outstanding have increased from 72 days at March 31, 2017 to 83 days at March 31, 2018 as a result of longer payment terms being extended to certain large customers as well as collection timing. Our days sales outstanding has ranged between 70 to 80 days over the past 18 months. Our inventory turns decreased to 3.5 turns at March 31, 2018 from 3.8 turns at March 31, 2017, largely as a result of holding higher levels of inventory at March 31, 2018 in anticipation of planned factory shutdowns as we transitioned our China operations onto a new ERP system in early April 2018.
Net cash used for investing activities during the three months ended March 31, 2018 was $9.9 million compared to $6.9 million during the three months ended March 31, 2017. The increase in cash used for investing activities was driven primarily by investments in equipment in our China factories as well as our implementation of a new global ERP system. We expect capital expenditures to approximate $23 million to $25 million in 2018.
Net cash used in financing activities was $1.0 million during the three months ended March 31, 2018 compared to $26.9 million of net cash provided by financing activities during the three months ended March 31, 2017. The decrease in cash provided by financing activities was driven primarily by a $35.0 million decline in net borrowings on our line of credit. This was partially offset by a decrease of $10.8 million in treasury stock purchases.
During the three months ended March 31, 2018, we repurchased 13,538 shares of our common stock at a cost of $0.6 million compared to our repurchase of 185,120 shares at a cost of $11.4 million during the three months ended March 31, 2017. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives.
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. Repurchases may be made to manage dilution created by shares issued under our stock incentive plans or whenever we deem a repurchase to be a good use of our cash and the price to be paid is at or below a threshold approved by our Board from time to time based upon assessment of then current value as compared to then trading ranges and investor analyst reports. Also considered in this decision is the effect any such repurchases may have on our cash balances and needs, cash flow, and short- and long-term borrowing. As of March 31, 2018, no shares were available for repurchase under the Board's authorizations. On May 3, 2018, our Board approved a new repurchase plan authorizing the repurchase of up to 100,000 shares on the open market. Throughout 2018, our Board will continue to assess the efficacy of a corporate stock repurchase program utilizing the same criteria as it has in the past; namely, comparing the then current value as compared to then trading ranges and investor analyst reports, as well as the effect any such repurchase may have on our cash balances and needs, cash flow, and short- and long-term borrowing. Any such approved repurchase program will not obligate us to acquire any specific number of shares and under any such program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$15,049	$4,784	$5,984	$3,906	$375
Purchase obligations(1)	2,711	2,711	—	—	—
Contingent consideration (2)	12,591	3,231	8,490	870	—
Total contractual obligations	$30,351	$10,726	$14,474	$4,776	$375

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$40,229	$62,438
Available borrowing resources	29,000	32,000
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
On March 31, 2018, we had $2.5 million, $17.1 million, $1.4 million, $11.9 million and $7.4 million of cash and cash equivalents in the United States, the People's Republic of China ("PRC"), Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2017, we had $10.5 million, $23.3 million, $1.4 million, $18.1 million, and $9.2 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") and Wells Fargo Bank, National Association provides for a $170.0 million revolving line of credit ("Credit Line") that expires on November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at March 31, 2018.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at March 31, 2018 was 3.34%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of March 31, 2018, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At March 31, 2018, we had an outstanding balance of $141.0 million on our Credit Line and $29.0 million of availability.
Off-Balance Sheet Arrangements
We do not participate in any material off-balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2017 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their failure to grow as we anticipated, their internal inventory control measures, or their loss of market share; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our successful integration of the Ecolink and RCS assets and business lines; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the sale of our Guangzhou facility not occurring as or within the time frame anticipated by management; our inability to successfully and profitably restructure our manufacturing facilities and activities; possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the company's shares have on the company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $1.1 million annual impact on net income based on our outstanding line of credit balance at March 31, 2018.
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
Foreign Currency Exchange Rate Risk
At March 31, 2018, we had wholly-owned subsidiaries in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2018, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen relative to the U.S. Dollar fluctuate 10% from March 31, 2018, net income in the second quarter of 2018 would fluctuate by approximately $9.8 million.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2018, we implemented the provisions of ASU 2014-09, which impacted certain of our accounting processes and polices around revenue recognition. As a result, we added and/or enhanced certain internal controls around the accumulation of accounting information related to customer contractual arrangements, identification of custom products and costs incurred in the manufacturing and sale of our products.
Except as described above, there have been no other changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in "Notes to Consolidated Financial Statements - Note 10" is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in "Part I, Item
1A: Risk Factors" of the Company's 2017 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2018, we repurchased 13,538 shares of our issued and outstanding common stock in connection with the vesting of restricted shares. From time to time, we make stock repurchases to manage the dilution created by shares issued under our stock incentive plans or when we deem a repurchase is a good use of our cash and the price to be paid is at or below a threshold approved by our Board based upon an assessment of then current value as compared to then trading ranges and investor analyst reports. Also considered in this decision is the effect any such repurchase may have on our cash balances and needs, cash flow, and short- and long-term borrowing. On March 31, 2018, we had no shares available for repurchase under the Board's authorizations. On May 3, 2018, our Board approved a new repurchase plan authorizing the repurchase of up to 100,000 shares on the open market. Throughout 2018, our Board will continue to assess the efficacy of a corporate stock repurchase program utilizing the same criteria as it had in the past; namely, comparing the then current value as compared to then trading ranges and investor analyst reports, as well as the effect any such repurchase may have on our cash balances and needs, cash flow, and short- and long-term borrowing. Any such approved repurchase program will not obligate us to acquire any specific number of shares and under any such program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares may also be tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.
The following table sets forth, for the three months ended March 31, 2018, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 - January 31, 2018	1,595	$47.11	—	—
February 1, 2017 - February 28, 2018	11,182	44.71	—	—
March 1, 2018 - March 31, 2018	761	52.77	—	—
Total	13,538	$45.45	—	—

(1)
All repurchases in January, February and March were of common shares of the company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
The Company may purchase shares from time to time in open market purchases. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. On March 31, 2018, we had no shares available for repurchase under the Board's authorizations.

ITEM 6. EXHIBITS
EXHIBIT INDEX

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

Dated:	May 9, 2018	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)