Form 10-Q
period 2018-06-30
UNIVERSAL ELECTRONICS INC
filed 2018-08-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,830,823 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 6, 2018.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$59,433	$62,438
Restricted cash	—	4,901
Accounts receivable, net	143,662	151,578
Contract assets	28,253	—
Inventories, net	147,186	162,589
Prepaid expenses and other current assets	14,312	11,687
Assets held for sale	—	12,517
Income tax receivable	2,509	1,587
Total current assets	395,355	407,297
Property, plant, and equipment, net	107,039	110,962
Goodwill	48,522	48,651
Intangible assets, net	26,708	29,041
Deferred income taxes	7,152	7,913
Other assets	4,326	4,566
Total assets	$589,102	$608,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116,590	$119,165
Line of credit	111,000	138,000
Accrued compensation	32,964	34,499
Accrued sales discounts, rebates and royalties	7,987	8,882
Accrued income taxes	6,665	3,670
Other accrued liabilities	21,050	28,719
Total current liabilities	296,256	332,935
Long-term liabilities:
Long-term contingent consideration	9,730	13,400
Deferred income taxes	1,530	4,423
Income tax payable	2,520	2,520
Other long-term liabilities	1,581	1,603
Total liabilities	311,617	354,881
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,861,547 and 23,760,434 shares issued on June 30, 2018 and December 31, 2017, respectively	239	238
Paid-in capital	271,500	265,195
Treasury stock, at cost, 9,927,853 and 9,702,874 shares on June 30, 2018 and December 31, 2017, respectively	(269,179)	(262,065)
Accumulated other comprehensive income (loss)	(18,011)	(16,599)
Retained earnings	292,936	266,780
Total stockholders' equity	277,485	253,549
Total liabilities and stockholders' equity	$589,102	$608,430
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$162,523	$177,580	$327,221	$338,986
Cost of sales	135,764	133,829	263,260	254,201
Gross profit	26,759	43,751	63,961	84,785
Research and development expenses	6,059	4,946	12,110	10,444
Factory transition restructuring charges	—	449	—	5,699
Selling, general and administrative expenses	30,570	31,053	60,817	61,704
Operating income (loss)	(9,870)	7,303	(8,966)	6,938
Interest income (expense), net	(1,279)	(562)	(2,349)	(955)
Gain on sale of Guangzhou factory	36,978	—	36,978	—
Other income (expense), net	(1,082)	(642)	(1,669)	(59)
Income before provision for income taxes	24,747	6,099	23,994	5,924
Provision for income taxes	2,088	1,415	1,922	1,121
Net income	$22,659	$4,684	$22,072	$4,803

Earnings per share:
Basic	$1.61	$0.33	$1.57	$0.33
Diluted	$1.60	$0.32	$1.55	$0.33
Shares used in computing earnings per share:
Basic	14,070	14,404	14,078	14,427
Diluted	14,158	14,683	14,195	14,700
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$22,659	$4,684	$22,072	$4,803
Other comprehensive income:
Change in foreign currency translation adjustment	(5,058)	608	(1,412)	1,991
Comprehensive income	$17,601	$5,292	$20,660	$6,794
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash provided by (used for) operating activities:
Net income	$22,072	$4,803
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	16,913	15,954
Provision for doubtful accounts	2	81
Provision for inventory write-downs	5,078	1,419
Gain on sale of Guangzhou factory	(36,978)	—
Deferred income taxes	(557)	(1,035)
Shares issued for employee benefit plan	590	591
Employee and director stock-based compensation	4,669	5,555
Performance-based common stock warrants	343	1,263
Impairment of China factory equipment	2,763	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	6,164	(20,427)
Inventories	(16,061)	(11,249)
Prepaid expenses and other assets	(2,765)	(121)
Accounts payable and accrued liabilities	(7,329)	(15)
Accrued income taxes	1,219	(1,691)
Net cash provided by (used for) operating activities	(3,877)	(4,872)
Cash provided by (used for) investing activities:
Proceeds from sale of Guangzhou factory	51,291	—
Acquisitions of property, plant, and equipment	(13,416)	(17,519)
Refund of deposit received toward sale of Guangzhou factory	(5,053)	—
Acquisitions of intangible assets	(1,248)	(765)
Acquisition of net assets of Residential Control Systems, Inc.	—	(8,854)
Net cash provided by (used for) investing activities	31,574	(27,138)
Cash provided by (used for) financing activities:
Borrowings under line of credit	23,000	85,000
Repayments on line of credit	(50,000)	(42,987)
Proceeds from stock options exercised	704	842
Treasury stock purchased	(7,114)	(14,885)
Contingent consideration payments in connection with business combinations	(3,858)	—
Net cash provided by (used for) financing activities	(37,268)	27,970
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,665	(1,383)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,906)	(5,423)
Cash, cash equivalents, and restricted cash at beginning of year	67,339	59,834
Cash, cash equivalents, and restricted cash at end of period	$59,433	$54,411

Supplemental cash flow information:
Income taxes paid	$4,191	$4,142
Interest paid	$2,525	$981
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
Our results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Summary of Significant Accounting Policies

We adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," and all related amendments as of January 1, 2018. The impact of this new guidance on our accounting policies and consolidated financial statements is also described below. There have been no other significant changes in our accounting policies during the three and six months ended June 30, 2018 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
June 30, 2018
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following tables compare the reported consolidated balance sheet and statements of operations as of and for the three and six months ended June 30, 2018, to pro forma amounts had the previous guidance been in effect. The guidance did not have a significant impact on the Company's unaudited condensed consolidated statement of cash flows.

	As of June 30, 2018
Consolidated Balance Sheet (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Assets
Contract assets	$28,253	$—	$28,253
Inventories, net	147,186	169,855	(22,669)
Prepaid expenses and other current assets	14,312	14,307	5
Deferred income taxes	7,152	7,250	(98)

Liabilities and Equity
Accounts payable and other current liabilities	$296,256	$294,484	$1,772
Retained earnings	292,936	289,217	3,719

	Three Months Ended June 30, 2018
Consolidated Statements of Operations (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Net sales	$162,523	$156,133	$6,390
Cost of sales	135,764	129,745	6,019
Selling, general and administrative expenses	30,570	30,427	143
Provision for income taxes	2,088	2,040	48
Net income	22,659	22,478	181

Earnings per share:
Basic	$1.61	$1.60	$0.01
Diluted	$1.60	$1.59	$0.01

	Six months ended June 30, 2018
Consolidated Statements of Operations (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Net sales	$327,221	$328,321	$(1,100)
Cost of sales	263,260	264,001	(741)
Selling, general and administrative expenses	60,817	60,837	(20)
Provision for income taxes	1,922	1,895	27
Net income	22,072	22,437	(365)

Earnings per share:
Basic	$1.57	$1.59	$(0.03)
Diluted	$1.55	$1.58	$(0.03)

Other Accounting Pronouncements

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which amends Accounting Standards Codification ("ASC") 230, "Statement of Cash Flows". This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted retrospectively. The adoption of ASU 2016-15 did not have a material impact to the presentation of our consolidated statement of cash flows.
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
In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting." This guidance expands the scope of Topic 718, "Compensation - Stock Compensation" to include share-based payment transactions for acquiring goods and services from non-employees, but excludes awards granted in conjunction with selling goods or services to a customer as part of a contract accounted for under ASC 606, "Revenue from Contracts with Customers." We are currently evaluating the impact that ASU 2018-07 will have on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2018	December 31, 2017
United States	$6,465	$10,489
People's Republic of China ("PRC")	34,710	23,283
Asia (excluding the PRC)	1,348	1,405
Europe	8,139	18,071
South America	8,771	9,190
Total cash and cash equivalents	$59,433	$62,438
Restricted Cash
In connection with the pending sale of our Guangzhou factory in the PRC (Note 10), a prospective buyer made a cash deposit of RMB 32 million ($5.1 million based on April 2018 exchange rates) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds were not to be paid to us until the close of the sale. Accordingly, this deposit was presented as restricted cash within our consolidated balance sheet. In April 2018, the sale transaction with this buyer was terminated and this deposit was returned to the buyer.
Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Trade receivables, gross	$140,483	$142,299
Allowance for doubtful accounts	(1,008)	(1,064)
Allowance for sales returns	(596)	(562)
Net trade receivables	138,879	140,673
Other	4,783	10,905
Accounts receivable, net	$143,662	$151,578
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$1,064	$904
Additions to costs and expenses	2	81
(Write-offs)/Foreign exchange effects	(58)	(35)
Balance at end of period	$1,008	$950
Sales Returns
The allowance for sales returns at June 30, 2018 and December 31, 2017 included reserves for items returned prior to period-end that were not completely processed, and therefore had not yet been removed from the allowance for sales returns balance. If these returns had been fully processed, the allowance for sales returns balance would have been approximately $0.3 million and $0.4 million on June 30, 2018 and December 31, 2017, respectively. The value of these returned goods was included in our inventory balance at June 30, 2018 and December 31, 2017.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2018		2017
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$29,542	18.2%	$42,951	24.2%
AT&T (1)	$—	—%	$21,740	12.2%

	Six Months Ended June 30,
	2018		2017
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$67,517	20.6%	$85,198	25.1%
AT&T (1)	$—	—%	$40,940	12.1%

(1)	Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	June 30, 2018		December 31, 2017
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$19,570	13.6%	$25,142	16.6%

Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$58,263	$43,638
Components	11,545	16,214
Work in process	5,908	1,847
Finished goods	79,007	105,178
Reserve for excess and obsolete inventory	(7,537)	(4,288)
Inventories, net	$147,186	$162,589

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$4,288	$4,205
Additions charged to costs and expenses (1)	4,564	1,218
Sell through (2)	(680)	(576)
(Write-offs)/Foreign exchange effects	(635)	(640)
Balance at end of period	$7,537	$4,207

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $0.5 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended June 30,
	2018		2017
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments (1)	$—	—%	$11,450	11.0%

	Six Months Ended June 30,
	2018		2017
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments (1)	$—	—%	$20,578	10.7%

(1)	Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.

Related Party Supplier
During the three and six months ended June 30, 2018 and 2017, we purchased certain printed circuit board assemblies from a related party supplier. The supplier was considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owned 40% of this supplier. In the second quarter of 2018, our Senior Vice President sold his interest in this supplier, and thus this supplier is no longer considered a related party.
Total inventory purchases made from this supplier while it was a related party were $1.1 million during the six months ended June 30, 2018 and $1.6 million and $2.6 million during the three and six months ended June 30, 2017, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2017	$48,651
Foreign exchange effects	(129)
Balance at June 30, 2018	$48,522

Intangible Assets, Net
The components of intangible assets, net were as follows:

	June 30, 2018			December 31, 2017
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$335	$(176)	$159	$344	$(165)	$179
Patents	13,662	(5,218)	8,444	13,250	(5,310)	7,940
Trademarks and trade names	2,786	(1,746)	1,040	2,786	(1,594)	1,192
Developed and core technology	12,560	(7,079)	5,481	12,560	(6,071)	6,489
Capitalized software development costs	198	(113)	85	142	(77)	65
Customer relationships	32,534	(21,035)	11,499	32,534	(19,395)	13,139
Order backlog	—	—	—	150	(113)	37
Total intangible assets, net	$62,075	$(35,367)	$26,708	$61,766	$(32,725)	$29,041

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.8 million and $6.0 million at June 30, 2018 and December 31, 2017, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs and order backlog, which are recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cost of sales	$18	$55	$73	$74
Selling, general and administrative expenses	1,758	1,736	3,505	3,317
Total amortization expense	$1,776	$1,791	$3,578	$3,391

Estimated future annual amortization expense related to our intangible assets at June 30, 2018, was as follows:

(In thousands)
2018 (remaining 6 months)	$3,506
2019	6,922
2020	5,791
2021	2,253
2022	2,143
Thereafter	6,093
Total	$26,708

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 6 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") and Wells Fargo Bank, National Association provides for a $170.0 million revolving line of credit ("Credit Line") that expires on November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at June 30, 2018.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at June 30, 2018 was 3.84%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of June 30, 2018, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At June 30, 2018, we had $111.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $1.4 million and $0.6 million during the three months ended June 30, 2018 and 2017, respectively. Our total interest expense on borrowings was $2.5 million and $1.1 million during the six months ended June 30, 2018 and 2017, respectively.
Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded income tax expense of $2.1 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and our effective tax rate was 8.4% and 23.2% for the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, we recorded income tax expense of $1.9 million and $1.1 million, respectively, and our effective tax rate was 8.0% and 18.9% during the six months ended June 30, 2018 and 2017, respectively. The decrease in our effective tax rate in the current year was primarily a result of the tax rate applicable to the gain recognized on the sale of our Guangzhou factory being lower than our blended consolidated tax rate.
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. At June 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Act. Additionally, we have made a reasonable estimate of other effects. During the three and six month period ended June 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017. We are awaiting further guidance from the U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the jurisdictions where we file tax returns. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of tax law. These changes could be material to income tax expense.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Additionally, we have provided provisional amounts for the legislative provisions that are effective as of January 1, 2018, including, but not limited to, the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax, a new provision designed to tax global intangible low-taxed income ("Global Minimum Tax", or "GMT"), a new limitation on deductible interest expense, and limitations on the use of net operating losses. Our accounting for these elements of the Tax Act is incomplete; however, we were able to make reasonable estimates and therefore recorded provisional adjustments. Similar to the above elements, we are in the process of collecting and preparing necessary data, and interpreting guidance as issued by the U.S. Treasury Department, Internal Revenue Service, FASB, and other federal and state standard-setting regulatory bodies. However, we continue to gather additional information to complete our accounting for these items and expect to complete the accounting within the prescribed measurement period. Given the complexity of the GMT provisions, we are still evaluating the effects of the GMT provisions and have not yet determined our accounting policy. At June 30, 2018, we are still evaluating the GMT provisions and our analysis of future taxable income that is subject to GMT, we have included GMT related to current year operations only in our estimated annual effective tax rate and have not provided additional GMT on deferred items.
At June 30, 2018, we had gross unrecognized tax benefits of $5.7 million, including interest and penalties, of which approximately $5.4 million, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate any decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.6 million and $0.5 million at June 30, 2018 and December 31, 2017, respectively, are included in our unrecognized tax benefits.

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Accrued social insurance (1)	$17,412	$17,727
Accrued salary/wages	9,789	7,910
Accrued vacation/holiday	2,908	2,769
Accrued bonus (2)	1,155	2,329
Accrued commission	669	1,089
Accrued medical insurance claims	321	286
Other accrued compensation	710	2,389
Total accrued compensation	$32,964	$34,499

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2018 and December 31, 2017.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.1 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 9 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Advertising and marketing	$304	$232
Deferred revenue	336	215
Deposit for sale of Guangzhou factory	—	4,901
Duties	792	1,184
Freight and handling fees	3,043	1,983
Product development	700	974
Product warranty claim costs	1,008	339
Professional fees	1,760	1,578
Property, plant, and equipment	509	2,151
Sales taxes and VAT	799	2,955
Short-term contingent consideration	3,870	3,800
Third-party commissions	535	599
Tooling (1)	1,728	1,843
Unrealized loss on foreign currency exchange contracts	163	630
Utilities	165	103
Other	5,338	5,232
Total other accrued liabilities	$21,050	$28,719

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$339	$134
Accruals for warranties issued during the period	769	167
Settlements (in cash or in kind) during the period	(100)	(3)
Balance at end of period	$1,008	$298
Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to transition manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories. As a result, we incurred severance costs of $0.4 million and $5.7 million during the three and six months ended June 30, 2017, respectively, which are included within operating expenses. All operations ceased in our Guangzhou factory in the third quarter of 2017 and the transition to the other China factories was completed by the end of 2017. Since all operations at our Guangzhou manufacturing facility ceased as of the end of July 2017, the related building and land lease assets were classified as assets held for sale in our consolidated balance sheet at December 31, 2017.

On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account upon the execution of the agreement, which we presented as restricted cash in our consolidated balance sheet at December 31, 2017 (also refer to Note 2). In April 2018, we and the buyer mutually agreed to terminate the sale. The mutually agreed termination took

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

effect immediately with no incremental penalty or costs to either party. In connection with this termination, the deposit was returned to the buyer.

On April 23, 2018, we entered into a new agreement to sell our Guangzhou manufacturing facility to a second buyer for RMB 339 million (approximately $51.4 million based on exchange rates in effect at the time of closing). On April 26, 2018, the second buyer paid to us a deposit of RMB 34 million (approximately $5.1 million based on exchange rates in effect at the time of closing), which under the terms of the agreement was nonrefundable. Upon receipt by the Governmental Agency of the second buyer’s application of approval of transfer, the second buyer was to pay to us RMB 237 million (approximately $35.8 million based on exchange rates in effect at the time of closing). Additionally, within two days after the second payment was made to us, the second buyer was to deposit the remaining consideration of RMB 68 million (approximately $10.3 million based on exchange rates in effect at the time of closing) into escrow, which was to be released to us upon the closing of the sale. Per the terms of the agreement, the sale was to be completed no later than June 30, 2018. On June 26, 2018, all conditions to closing were satisfied and the sale was completed, resulting in a pretax gain of $37.0 million ($32.1 million, net of income taxes).
Litigation
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido"), filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV") and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court’s ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to the asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and in June 2017, a hearing was held before the trial court. During this hearing, Ruwido sought to have a second product which we are currently selling to Telenet included in this case. In September 2017, the Court ruled in our favor that our current product cannot be made part of this case. The Court also refused to rule on whether the original product (which we are no longer selling) infringes the Ruwido patent, instead deciding to wait until the European Patent Office has ruled on our Opposition (see below). Finally, the Court ruled that our original product (which we are no longer selling) infringes certain of Ruwido’s design rights, but stayed any decision of compensation and/or damages until all aspects of the case have been decided. We have filed an appeal as to the Court’s ruling of infringement, and submission by the parties were due to the Court during the second quarter of 2018 with a hearing expected to take place in late 2018. Subsequent to the Court's ruling that a second product could not be added to the first case on the merits, Ruwido filed a separate case on the merits with respect to this second product, claiming that it too infringes the same patent at issue in the first suit. We have denied these claims. According to the Court’s trial schedule, briefs from both parties will be due during the second half of 2018 and early 2019 with a trial date set for January 2019. In September 2015, UEBV filed an Opposition with the European Patent Office seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We have assembled this additional information and the final hearing has been scheduled for January 29, 2019. On September 5, 2017, Ruwido and FMH filed a patent infringement case on the merits against UEBV and Telenet in the Netherlands alleging the same claims of infringement as in the Belgium Courts (see above). We have denied these claims and filed a counterclaim seeking to invalidate the Ruwido patent. A November 30, 2018 hearing date has been set by the Court.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On May 11, 2018, our Board approved a repurchase plan authorizing the repurchase of up to $10.0 million of our common stock. As of June 30, 2018, we had $3.6 million of authorized repurchases remaining under the Board's authorizations. On July 26, 2018, our Board approved a new repurchase plan authorizing the repurchase of up to $5.0 million of our common stock bringing the total amount of authorized repurchases as of approval date to $5.4 million. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Shares repurchased	225	239
Cost of shares repurchased	$7,114	$14,885
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
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
United States	$79,294	$85,569	$159,045	$167,497
Asia (excluding PRC)	27,467	26,916	54,867	51,566
People's Republic of China	20,627	21,835	40,744	37,578
Europe	20,330	19,740	39,460	37,164
Latin America	6,636	15,381	16,666	31,026
Other	8,169	8,139	16,439	14,155
Total net sales	$162,523	$177,580	$327,221	$338,986
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Long-lived tangible assets by geographic area were as follows:

(In thousands)	June 30, 2018	December 31, 2017
United States	$15,351	$14,674
People's Republic of China	92,261	96,984
All other countries	3,753	3,870
Total long-lived tangible assets	$111,365	$115,528
Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cost of sales	$23	$19	$40	$34
Research and development expenses	201	144	356	263
Selling, general and administrative expenses:
Employees	1,737	1,975	3,265	3,719
Outside directors	504	794	1,008	1,539
Total employee and director stock-based compensation expense	$2,465	$2,932	$4,669	$5,555

Income tax benefit	$519	$889	982	1,704

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2017	520	$42.56
Granted	119	44.95
Exercised	(30)	23.46		$700
Forfeited/canceled/expired	(7)	27.74
Outstanding at June 30, 2018 (1)	602	$44.17	4.57	$1,814
Vested and expected to vest at June 30, 2018 (1)	602	$44.17	4.57	$1,814
Exercisable at June 30, 2018 (1)	404	$41.03	3.83	$1,814

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2018. This amount will change based on the fair market value of our stock.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average fair value of grants	$—	$—	$14.26	$19.61
Risk-free interest rate	—%	—%	2.51%	1.75%
Expected volatility	—%	—%	33.09%	34.25%
Expected life in years	0.00	0.00	4.53	4.52
As of June 30, 2018, we expect to recognize $2.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.0 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	162	$61.19
Granted	137	44.79
Vested	(58)	63.20
Forfeited	(5)	59.72
Non-vested at June 30, 2018	236	$51.22
As of June 30, 2018, we expect to recognize $9.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.
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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. At June 30, 2018, 175,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 475,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $680 million in goods and services from us during the remaining four-year vesting period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. Through June 30, 2018, no warrants had vested for the two-year period beginning January 1, 2018.
The assumptions we utilized in the Black Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value	$6.92	$28.89	$6.92	$28.89
Price of Universal Electronics Inc. common stock	$32.88	$67.21	$32.88	$67.21
Risk-free interest rate	2.71%	1.95%	2.71%	1.95%
Expected volatility	40.20%	35.05%	40.20%	35.05%
Expected life in years	4.50	5.50	4.50	5.50

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Reduction/(increase) to net sales	(128)	331	343	1,263
Income tax benefit/(expense)	(32)	123	86	471
At June 30, 2018, we estimated the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at June 30, 2018 was $2.9 million.
Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net gain (loss) on foreign currency exchange contracts (1)	$1,865	$(1,598)	$534	$(1,364)
Net gain (loss) on foreign currency exchange transactions	(2,965)	1,006	(2,240)	1,336
Other income	18	(50)	37	(31)
Other income (expense), net	$(1,082)	$(642)	$(1,669)	$(59)

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 16 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2018	2017	2018	2017
BASIC
Net income	$22,659	$4,684	$22,072	$4,803
Weighted-average common shares outstanding	14,070	14,404	14,078	14,427
Basic earnings per share	$1.61	$0.33	$1.57	$0.33

DILUTED
Net income	$22,659	$4,684	$22,072	$4,803
Weighted-average common shares outstanding for basic	14,070	14,404	14,078	14,427
Dilutive effect of stock options, restricted stock and common stock warrants	88	279	117	273
Weighted-average common shares outstanding on a diluted basis	14,158	14,683	14,195	14,700
Diluted earnings per share	$1.60	$0.32	$1.55	$0.33
The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Stock options	382	165	357	147
Restricted stock awards	204	—	172	29
Performance-based warrants	—	—	—	—
Note 17 — Derivatives
The following table sets forth the total net fair value of derivatives:

	June 30, 2018				December 31, 2017
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(157)	$—	$(157)	$—	$(565)	$—	$(565)
We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $1.9 million and a net pre-tax loss of $1.6 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, we had a net pre-tax gain of $0.5 million and a net pre-tax loss of $1.4 million, respectively (see Note 15).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Details of foreign currency exchange contracts held were as follows:

Date Held	Type	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2018	USD/Euro	USD	$15.0	1.1575	$(148)	July 27, 2018
June 30, 2018	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$5.0	6.6195	$(15)	July 27, 2018
June 30, 2018	USD/Brazilian Real	USD	$1.0	3.8626	$6	July 27, 2018

December 31, 2017	USD/Euro	USD	$17.0	1.1858	$(220)	January 5, 2018
December 31, 2017	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.6481	$(410)	January 5, 2018
December 31, 2017	USD/Brazilian Real	USD	$2.5	3.2350	$65	January 24, 2018

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
Our consolidated statement of operations for the three and six months ended June 30, 2018 includes net sales of $0.8 million and $1.9 million, respectively, and net losses of $0.6 million and $0.9 million, respectively, attributable to RCS. Our consolidated statement of operations for the three and six months ended June 30, 2017 includes net sales of $1.4 million and a net loss of $0.4 million attributable to RCS for the period commencing on April 6, 2017.

Contingent Consideration
We are required to make additional earnout payments of up to $10.0 million upon the achievement of certain operating income levels attributable to RCS over the period commencing on the acquisition date through June 30, 2022. The amount of contingent consideration is calculated at the end of each calendar year and is based on the agreed upon percentage of operating income as defined in the Asset Purchase Agreement ("APA"). Operating income will be calculated using certain revenues, costs and expenses directly attributable to RCS as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 24.8% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At June 30, 2018, the fair value of earnout consideration attributed to RCS was $2.4 million which is presented within long-term contingent consideration in our consolidated balance sheet.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2018	2017	2018	2017
Net sales	$162,523	$177,580	$327,221	$339,548
Net income	22,659	4,767	22,072	4,541
Basic earnings per share	$1.61	$0.33	$1.57	$0.31
Diluted earnings per share	$1.60	$0.32	$1.55	$0.31
For purposes of determining pro forma net income, adjustments were made to the three and six months ended June 30, 2017. The pro forma net income assumes that amortization of acquired intangible assets began at January 1, 2016 rather than on April 6, 2017. The result is a net increase in amortization expense of $0.1 million for the six months ended June 30, 2017. Additionally, acquisition costs totaling $0.1 million are excluded from pro forma net income. All adjustments have been made net of their related tax effects.

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
Since our beginning in 1986, we have compiled an extensive device control code database that covers over one million individual device functions and approximately 8,500 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced control technologies, emerging radio frequency ("RF") technologies, such as RF4CE, Bluetooth, and Bluetooth Smart, have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We have developed a comprehensive patent portfolio of almost 500 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
We operate as one business segment. We have 24 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico, the Netherlands, People's Republic of China (6), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended June 30, 2018:

•	Net sales decreased 8.5% to $162.5 million for the three months ended June 30, 2018 from $177.6 million for the three months ended June 30, 2017.

•	Our gross margin percentage decreased from 24.6% for the three months ended June 30, 2017 to 16.5% for the three months ended June 30, 2018.

•	Operating expenses, as a percent of net sales, increased from 20.5% for the three months ended June 30, 2017 to 22.6% for the three months ended June 30, 2018.

•
Our operating income decreased from operating income of $7.3 million for the three months ended June 30, 2017 to an operating loss of $9.9 million for the three months ended June 30, 2018, and our operating margin percentage decreased from 4.1% for the three months ended June 30, 2017 to an operating deficit of 6.1% for the three months ended June 30, 2018.

•	Our effective tax rate decreased to 8.4% for the three months ended June 30, 2018, compared to 23.2% for the three months ended June 30, 2017.
Our strategic business objectives for 2018 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.

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

Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.5	75.4	80.5	75.0
Gross profit	16.5	24.6	19.5	25.0
Research and development expenses	3.7	2.8	3.7	3.1
Factory transition restructuring charges	—	0.2	—	1.7
Selling, general and administrative expenses	18.9	17.5	18.5	18.2
Operating income (loss)	(6.1)	4.1	(2.7)	2.0
Interest income (expense), net	(0.8)	(0.3)	(0.7)	(0.3)
Gain on sale of Guangzhou factory	22.8	—	11.3	—
Other income (expense), net	(0.7)	(0.4)	(0.5)	(0.0)
Income before provision for income taxes	15.2	3.4	7.4	1.7
Provision for income taxes	1.3	0.8	0.6	0.3
Net income	13.9%	2.6%	6.8%	1.4%
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
Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017
Net sales. Net sales for the three months ended June 30, 2018 were $162.5 million, a decrease of 8.5% compared to $177.6 million for the three months ended June 30, 2017. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended June 30,
	2018		2017
	$ (millions)	% of total	$ (millions)	% of total
Business	$147.3	90.6%	$164.5	92.6%
Consumer	15.2	9.4	13.1	7.4
Total net sales	$162.5	100.0%	$177.6	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 90.6% of net sales for the three months ended June 30, 2018 compared to 92.6% for the three months ended June 30, 2017. Net sales in our Business lines for the three months ended June 30, 2018 decreased by 10.5% to $147.3 million from $164.5 million. The decrease in Business line net sales was primarily due to decreased sales to subscription broadcasting customers in North America, which was largely driven by lower order levels from customers undergoing platform transitions. Additionally, we experienced a decrease in sales in Latin America, particularly in Brazil. These decreases were partially offset by increased sales of home security products and the strengthening of the Euro exchange rate versus the U.S. Dollar.
Net sales in our Consumer lines (One For All® retail and private label) were 9.4% of net sales for the three months ended June 30, 2018 compared to 7.4% for the three months ended June 30, 2017. Net sales in our Consumer lines for the three months ended June 30, 2018 increased by 16.0% to $15.2 million from $13.1 million during the three months ended June 30, 2017 driven primarily by growth in North America and Europe as well as the strengthening of the Euro exchange rate versus the U.S. Dollar.
Gross profit. Gross profit for the three months ended June 30, 2018 was $26.8 million compared to $43.8 million for the three months ended June 30, 2017. Gross profit as a percent of sales decreased to 16.5% for the three months ended June 30, 2018 compared to 24.6% for the three months ended June 30, 2017. The gross margin percentage was unfavorably impacted by factory underutilization associated with ceasing manufacturing activities while transitioning our Asia operations onto our new global ERP system, which went live in Asia in April 2018; inflation in the cost of certain components; the strengthening of the Chinese Yuan

Renminbi relative to the U.S. Dollar; and asset write-downs associated with the sale and closure of our Guangzhou factory. These unfavorable impacts were partially offset by production efficiencies achieved in our factories in China.
Research and development ("R&D") expenses. R&D expenses increased 22.5% to $6.1 million for the three months ended June 30, 2018 from $4.9 million for the three months ended June 30, 2017 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.

Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to transition manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories. As a result, we incurred severance costs of $0.4 million for the three months ended June 30, 2017.
Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased slightly to $30.6 million for the three months ended June 30, 2018 from $31.1 million for the three months ended June 30, 2017.
Interest income (expense), net. Net interest expense was $1.3 million for the three months ended June 30, 2018 compared to net interest expense of $0.6 million for the three months ended June 30, 2017 as a result of an increased level of borrowings on our line of credit.
Gain on sale of Guangzhou factory. In June 2018, we completed the sale of our Guangzhou manufacturing facility in exchange for cash proceeds of $51.3 million, resulting in a pre-tax gain of $37.0 million.
Other income (expense), net. Net other expense was $1.1 million for the three months ended June 30, 2018 compared to net other expense of $0.6 million for the three months ended June 30, 2017. This change was driven primarily by foreign currency losses associated with fluctuations in the Argentinian Peso and Chinese Yuan Renminbi exchange rates versus the U.S. Dollar.
Provision for income taxes. Income tax expense was $2.1 million for the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017. Our effective tax rate was 8.4% for the three months ended June 30, 2018 compared to 23.2% for the three months ended June 30, 2017. The decrease in our effective tax rate was primarily a result of the tax rate applicable to the gain recognized on the sale of our Guangzhou factory being lower than our blended consolidated tax rate.
Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017
Net sales. Net sales for the six months ended June 30, 2018 were $327.2 million, a decrease of 3.5% compared to $339.0 million for the six months ended June 30, 2017. Net sales by our Business and Consumer lines were as follows:

	Six Months Ended June 30,
	2018		2017
	$ (millions)	% of total	$ (millions)	% of total
Business	$299.5	91.5%	$314.9	92.9%
Consumer	27.7	8.5	24.1	7.1
Total net sales	$327.2	100.0%	$339.0	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.5% of net sales for the six months ended June 30, 2018 compared to 92.9% for the six months ended June 30, 2017. Net sales in our Business lines for the six months ended June 30, 2018 decreased by 4.9% to $299.5 million from $314.9 million. The decrease in Business line net sales was driven primarily by decreased sales to subscription broadcasting customers in North America, which was largely driven by lower order levels from customers undergoing platform transitions. Additionally, we experienced a decrease in sales in Latin America, particularly in Brazil. These decreases were partially offset by increased sales of home security products, increased sales to consumer electronics companies in Asia, the continued rollout of higher end platforms in Europe, and the strengthening of the Euro exchange rate versus the U.S. Dollar.
Net sales in our Consumer lines (One For All® retail and private label) were 8.5% of net sales for the six months ended June 30, 2018 compared to 7.1% for the six months ended June 30, 2017. Net sales in our Consumer lines for the six months ended June 30, 2018 increased by 14.9% to $27.7 million from $24.1 million during the six months ended June 30, 2017 driven primarily by growth in Europe and North America as well as the strengthening of the Euro exchange rate versus the U.S. Dollar.
Gross profit. Gross profit for the six months ended June 30, 2018 was $64.0 million compared to $84.8 million for the six months ended June 30, 2017. Gross profit as a percent of sales decreased to 19.5% for the six months ended June 30, 2018 compared to 25.0% for the six months ended June 30, 2017. The gross margin percentage was unfavorably impacted by factory underutilization associated with ceasing manufacturing activities while transitioning our Asia operations onto our new global ERP system, which went live in Asia in April 2018; the strengthening of the Chinese Yuan Renminbi relative to the U.S. Dollar; inflation in the cost of certain components; and asset write-downs associated with the sale and closure of our Guangzhou factory. These unfavorable impacts were partially offset by production efficiencies achieved in our factories in China.
Research and development expenses. R&D expenses increased 16.0% to $12.1 million for the six months ended June 30, 2018 from $10.4 million for the six months ended June 30, 2017 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to transition manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories. As a result, we incurred severance costs of $5.7 million for the six months ended June 30, 2017.
Selling, general and administrative expenses. SG&A expenses decreased slightly to $60.8 million for the six months ended June 30, 2018 from $61.7 million for the six months ended June 30, 2017.
Interest income (expense), net. Net interest expense was $2.3 million for the six months ended June 30, 2018 compared to net interest expense of $1.0 million for the six months ended June 30, 2017 as a result of an increased level of borrowings on our line of credit.
Gain on sale of Guangzhou factory. In June 2018, we completed the sale of our Guangzhou manufacturing facility in exchange for cash proceeds of $51.3 million, resulting in a pre-tax gain of $37.0 million.
Other income (expense), net. Net other expense was $1.7 million for the six months ended June 30, 2018 compared to net other expense of $0.1 million for the six months ended June 30, 2017. This change was driven primarily by foreign currency losses associated with fluctuations in the Argentinian Peso, Chinese Yuan Renminbi and Euro exchange rates versus the U.S. Dollar.
Provision for income taxes. Income tax expense was $1.9 million for the six months ended June 30, 2018 compared to $1.1 million for the six months ended June 30, 2017. Our effective tax rate was 8.0% for the six months ended June 30, 2018 compared to 18.9% for the six months ended June 30, 2017. The decrease in our effective tax rate was primarily a result of the tax rate applicable to the gain recognized on the sale of our Guangzhou factory being lower than our blended consolidated tax rate.

Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2018	Increase (Decrease)	Six Months Ended June 30, 2017
Cash provided by (used for) operating activities	$(3,877)	$995	$(4,872)
Cash provided by (used for) investing activities	31,574	58,712	(27,138)
Cash provided by (used for) financing activities	(37,268)	(65,238)	27,970
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,665	3,048	(1,383)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(7,906)	$(2,483)	$(5,423)

	June 30, 2018	Increase (Decrease)	December 31, 2017
Cash and cash equivalents	$59,433	$(3,005)	$62,438
Working capital	99,099	24,737	74,362

Net cash used for operating activities was $3.9 million during the six months ended June 30, 2018 compared to $4.9 million of net cash used for operating activities during the six months ended June 30, 2017. Although net cash flows from operations were consistent between periods, accounts receivable produced cash inflows of $6.1 million during the six months ended June 30, 2018 versus cash outflows of $20.4 million during the six months ended June 30, 2017, largely as a result of decreased net sales in the second quarter of 2018. Inventory turns decreased from 3.9 turns at June 30, 2017 to 3.2 turns at June 30, 2018, primarily due to orders that were originally expected to be shipped in the first half of 2018 being pushed out to later periods as a result of delays in customer platform transitions. We expect inventory turns to improve in the second half of 2018 as these delayed launches commence.
Net cash provided by investing activities during the six months ended June 30, 2018 was $31.6 million compared to cash used in investing activities of $27.1 million during the six months ended June 30, 2017. The increase in cash provided by investing activities was driven primarily by the sale of our Guangzhou factory, which closed in June 2018 and generated cash proceeds of $51.3 million. Additionally, we invested $8.9 million to acquire the net assets of Residential Control Systems, Inc. in April 2017.
Net cash used in financing activities was $37.3 million during the six months ended June 30, 2018 compared to $28.0 million of net cash provided by financing activities during the six months ended June 30, 2017. The change in financing activity cash flows was driven primarily by borrowing and repayment activity on our line of credit. During the six months ended June 30, 2018 we had net repayments on our line of credit of $27.0 million, compared to net borrowings of $42.0 million during the six months ended June 30, 2017.
During the six months ended June 30, 2018, we repurchased 224,979 shares of our common stock at a cost of $7.1 million compared to our repurchase of 239,470 shares at a cost of $14.9 million during the six months ended June 30, 2017. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 11 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$15,296	$4,416	$6,280	$4,117	$483
Purchase obligations(1)	2,030	2,030	—	—	—
Contingent consideration (2)	13,600	3,870	8,780	950	—
Total contractual obligations	$30,926	$10,316	$15,060	$5,067	$483

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink") and RCS.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$59,433	$62,438
Available borrowing resources	59,000	32,000
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
On June 30, 2018, we had $6.5 million, $34.7 million, $1.3 million, $8.1 million and $8.8 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2017, we had $10.5 million, $23.3 million, $1.4 million, $18.1 million, and $9.2 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") and Wells Fargo Bank, National Association provides for a $170.0 million revolving line of credit ("Credit Line") that expires on November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at June 30, 2018.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the First Amendment to the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at June 30, 2018 was 3.84%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of June 30, 2018, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At June 30, 2018, we had an outstanding balance of $111.0 million on our Credit Line and $59.0 million of availability.
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

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their failure to grow as we anticipated, their internal inventory control measures, or their loss of market share; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the effects of doing business internationally, including the effects that changes in laws and regulations may have on our business; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our successful integration of the Ecolink and RCS assets and business lines; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly Asia; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; our inability to successfully and profitably restructure our manufacturing facilities and activities; possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the company's shares have on the company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.8 million annual impact on net income based on our outstanding line of credit balance at June 30, 2018.
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
Foreign Currency Exchange Rate Risk
At June 30, 2018, we had wholly-owned subsidiaries in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2018, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen relative to the U.S. Dollar fluctuate 10% from June 30, 2018, net income in the second quarter of 2018 would fluctuate by approximately $9.6 million.

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
Changes in Internal Control Over Financial Reporting

During the first quarter of 2018, we implemented the second phase of a multi-year, company-wide program to transition to a new global enterprise resource planning ("ERP") software system. This second phase included our Asia operations, and thus now our North America and Asia operations are utilizing this new ERP system. In connection with this implementation, the design of our internal controls over financial reporting remained largely intact; however, we have updated our affected internal controls over financial reporting as necessary to accommodate modifications to our business processes and accounting processes. This global ERP implementation effort is projected to continue through 2019. We do not believe that the ERP implementation has or will have an adverse effect on our internal control over financial reporting.
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

International Business Risk

We operate our businesses worldwide. There are risks inherent in doing business internationally, including global financial market turmoil; economic volatility and global economic slowdown; currency exchange rate fluctuations and inflationary pressures; the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising; import or export restrictions and changes in trade regulations; difficulties in developing, staffing and managing foreign operations; issues related to occupational safety and adherence to diverse local labor laws and regulations; and potentially adverse tax developments. In addition, doing business internationally subjects us to risks relating to political or social unrest, as well as corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act, that impose stringent requirements on how we conduct our foreign operations. If any of these events occur, our businesses may be adversely affected, and costs as well as timing to mitigate these risks are difficult to estimate and may exceed management's expectations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the three months ended June 30, 2018, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2018 - April 30, 2018	1,041	$52.43	—	$—	$—
May 1, 2018 - May 31, 2018	87,013	30.44	85,826	2,614,243	7,385,757
June 1, 2018 - June 30, 2018	123,387	30.76	122,696	3,773,019	$3,612,738
Total	211,441	$30.74	208,522	$6,387,262

(1)
Of the repurchases in April, May and June, 1,041, 1,187 and 691 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
Amounts in this column reflect the weighted average price paid for shares purchased under our share repurchase authorizations. The weighted average price includes commissions paid to brokers on shares purchased under our share repurchase authorizations.

(3)
On May 11, 2018, our board of directors approved a repurchase plan authorizing the repurchase of up to $10.0 million of our common stock. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. On June 30, 2018, we had $3.6 million of authorized repurchases remaining under the Board's authorizations.

ITEM 6. EXHIBITS
EXHIBIT INDEX

10.1
First Amendment To Second Amended and Restated Credit Agreement dated as of May 4, 2018 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (filed herewith)

10.2	Termination of Equity Transfer Agreement dated April 17, 2018 between CG Development Limited and Guangzhou Junhao Investment Co., Ltd. and Gemstar Technology (China) Co., Limited (filed herewith)

10.3	Share Transfer Agreement dated April 23, 2018 between C.G. Development Limited and Guangzhou MuXia Hotel Management Co. Ltd. and Gemstar Technology (China) Co., Ltd. (filed herewith)

10.4	2018 Equity and Incentive Compensation Plan

10.5	Form of Restricted Stock Award Agreement under the 2018 Equity and Incentive Compensation Plan

10.6	Form of Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32
Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc., pursuant to 18 U.S.C. Section 1350

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

Dated:	August 8, 2018	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)