Form 10-Q
period 2018-09-30
UNIVERSAL ELECTRONICS INC
filed 2018-11-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,805,506 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 6, 2018.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$41,995	$62,438
Restricted cash	—	4,901
Accounts receivable, net	151,885	151,578
Contract assets	26,257	—
Inventories, net	135,888	162,589
Prepaid expenses and other current assets	15,429	11,687
Assets held for sale	—	12,517
Income tax receivable	2,695	1,587
Total current assets	374,149	407,297
Property, plant and equipment, net	101,025	110,962
Goodwill	48,509	48,651
Intangible assets, net	25,580	29,041
Deferred income taxes	7,371	7,913
Other assets	4,335	4,566
Total assets	$560,969	$608,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,343	$119,165
Line of credit	103,500	138,000
Accrued compensation	32,220	34,499
Accrued sales discounts, rebates and royalties	7,944	8,882
Accrued income taxes	1,441	3,670
Other accrued liabilities	19,899	28,719
Total current liabilities	273,347	332,935
Long-term liabilities:
Long-term contingent consideration	10,170	13,400
Deferred income taxes	1,189	4,423
Income tax payable	2,520	2,520
Other long-term liabilities	1,534	1,603
Total liabilities	288,760	354,881
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,891,790 and 23,760,434 shares issued on September 30, 2018 and December 31, 2017, respectively	239	238
Paid-in capital	274,493	265,195
Treasury stock, at cost, 10,076,385 and 9,702,874 shares on September 30, 2018 and December 31, 2017, respectively	(274,629)	(262,065)
Accumulated other comprehensive income (loss)	(21,789)	(16,599)
Retained earnings	293,895	266,780
Total stockholders' equity	272,209	253,549
Total liabilities and stockholders' equity	$560,969	$608,430
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$182,717	$175,652	$509,938	$514,638
Cost of sales	142,401	132,582	405,661	386,783
Gross profit	40,316	43,070	104,277	127,855
Research and development expenses	5,593	5,415	17,703	15,859
Factory transition restructuring charges	—	446	—	6,145
Selling, general and administrative expenses	29,994	32,997	90,811	94,701
Operating income (loss)	4,729	4,212	(4,237)	11,150
Interest income (expense), net	(1,177)	(721)	(3,526)	(1,676)
Gain on sale of Guangzhou factory	—	—	36,978	—
Other income (expense), net	(2,282)	61	(3,951)	2
Income before provision for income taxes	1,270	3,552	25,264	9,476
Provision for income taxes	311	1,824	2,233	2,945
Net income	$959	$1,728	$23,031	$6,531

Earnings per share:
Basic	$0.07	$0.12	$1.65	$0.45
Diluted	$0.07	$0.12	$1.63	$0.44
Shares used in computing earnings per share:
Basic	13,836	14,381	13,997	14,412
Diluted	13,959	14,666	14,116	14,689
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$959	$1,728	$23,031	$6,531
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3,778)	2,999	(5,190)	4,990
Comprehensive income (loss)	$(2,819)	$4,727	$17,841	$11,521
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used for) operating activities:
Net income	$23,031	$6,531
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	25,264	23,202
Provision for doubtful accounts	2	167
Provision for inventory write-downs	6,450	2,189
Gain on sale of Guangzhou factory	(36,978)	—
Deferred income taxes	(1,370)	(953)
Shares issued for employee benefit plan	879	591
Employee and director stock-based compensation	6,808	9,476
Performance-based common stock warrants	747	1,122
Impairment of China factory equipment	2,886	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(1,289)	(24,440)
Inventories	(9,535)	(21,217)
Prepaid expenses and other assets	(4,193)	(2,422)
Accounts payable and accrued liabilities	(13,142)	1,488
Accrued income taxes	(4,134)	(1,517)
Net cash provided by (used for) operating activities	(4,574)	(5,783)
Cash provided by (used for) investing activities:
Proceeds from sale of Guangzhou factory	51,291	—
Acquisitions of property, plant and equipment	(16,838)	(29,922)
Refund of deposit received toward sale of Guangzhou factory	(5,053)	—
Acquisitions of intangible assets	(1,911)	(1,275)
Acquisition of net assets of Residential Control Systems, Inc.	—	(8,894)
Net cash provided by (used for) investing activities	27,489	(40,091)
Cash provided by (used for) financing activities:
Borrowings under line of credit	48,000	115,000
Repayments on line of credit	(82,500)	(50,987)
Proceeds from stock options exercised	864	1,107
Treasury stock purchased	(12,564)	(20,217)
Contingent consideration payments in connection with business combinations	(3,858)	—
Net cash provided by (used for) financing activities	(50,058)	44,903
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,799	(5,504)
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,344)	(6,475)
Cash, cash equivalents and restricted cash at beginning of year	67,339	59,834
Cash, cash equivalents and restricted cash at end of period	$41,995	$53,359

Supplemental cash flow information:
Income taxes paid	$5,453	$5,770
Interest paid	$3,722	$1,697
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Summary of Significant Accounting Policies

We adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," and all related amendments as of January 1, 2018. The impact of this new guidance on our accounting policies and consolidated financial statements is also described below. There have been no other significant changes in our accounting policies during the three and nine months ended September 30, 2018 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
SEPTEMBER 30, 2018
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
We license our intellectual property including our patented technologies, trademarks, and database of control codes. When license fees are paid on a per-unit basis, we record license revenue when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. When a fixed up-front license fee is received in exchange for the delivery of a particular database of infrared codes or the contract contains a minimum guarantee provision, we record revenue when delivery of the intellectual property has occurred. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The following tables compare the reported consolidated balance sheet and statements of operations as of and for the three and nine months ended September 30, 2018, to pro forma amounts had the previous guidance been in effect. The guidance did not have a significant impact on the Company's consolidated statement of cash flows.

	As of September 30, 2018
Consolidated Balance Sheet (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Assets
Contract assets	$26,257	$—	$26,257
Inventories, net	135,888	156,553	(20,665)
Prepaid expenses and other current assets	15,429	15,419	10
Deferred income taxes	7,371	7,379	(8)

Liabilities and Equity
Accounts payable and other current liabilities	$273,347	$271,734	$1,613
Retained earnings	293,895	289,914	3,981

	Three Months Ended September 30, 2018
Consolidated Statements of Operations (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Net sales	$182,717	$184,559	$(1,842)
Cost of sales	142,401	144,426	(2,025)
Selling, general and administrative expenses	29,994	30,029	(35)
Provision for income taxes	311	355	(44)
Net income	959	697	262

Earnings per share:
Basic	$0.07	$0.05	$0.02
Diluted	$0.07	$0.05	$0.02

	Nine months ended September 30, 2018
Consolidated Statements of Operations (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Net sales	$509,938	$512,880	$(2,942)
Cost of sales	405,661	408,427	(2,766)
Selling, general and administrative expenses	90,811	90,866	(55)
Provision for income taxes	2,233	2,250	(17)
Net income	23,031	23,134	(103)

Earnings per share:
Basic	$1.65	$1.66	$(0.01)
Diluted	$1.63	$1.64	$(0.01)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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
Recent Accounting Updates Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, "Leases," which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance will require lessees to recognize a right of use asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method when adopting ASU 2016-02. Under the original guidance, the modified retrospective approach provided that ASU 2016-02 be applied at the beginning of the earliest period presented. ASU 2018-11 allows for the application of the new guidance as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. We plan to adopt ASU 2016-02 effective January 1, 2019 using the new transition guidance provided in ASU 2018-11 and are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.
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
In June 2018, the FASB issued ASU 2018-07, "Improvements to Non-employee Share-Based Payment Accounting." This guidance expands the scope of Topic 718, "Compensation - Stock Compensation" to include share-based payment transactions for acquiring goods and services from non-employees, but excludes awards granted in conjunction with selling goods or services to a customer as part of a contract accounted for under ASC 606, "Revenue from Contracts with Customers." We are currently evaluating the impact that ASU 2018-07 will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which amends ASC 350-40, "Intangibles - Goodwill and Other - Internal-Use Software." The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and requires the capitalized implementation costs to be expensed over the term of the hosting arrangement. The accounting for the service element of a hosting arrangement that is a service contract is not affected. Effective for fiscal periods beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the impact that ASU 2018-07 will have on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Note 2 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2018	December 31, 2017
United States	$3,694	$10,489
People's Republic of China ("PRC")	20,024	23,283
Asia (excluding the PRC)	1,350	1,405
Europe	7,976	18,071
South America	8,951	9,190
Total cash and cash equivalents	$41,995	$62,438
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

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Trade receivables, gross	$145,823	$142,299
Allowance for doubtful accounts	(992)	(1,064)
Allowance for sales returns	(588)	(562)
Net trade receivables	144,243	140,673
Other	7,642	10,905
Accounts receivable, net	$151,885	$151,578
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$1,064	$904
Additions to costs and expenses	2	167
(Write-offs)/Foreign exchange effects	(74)	(19)
Balance at end of period	$992	$1,052

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2018		2017
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$32,336	17.7%	$36,811	21.0%
AT&T (1)	$—	—%	$20,117	11.5%

	Nine Months Ended September 30,
	2018		2017
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$99,853	19.6%	$122,009	23.7%
AT&T (1)	$—	—%	$61,057	11.9%

(1)	Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	September 30, 2018		December 31, 2017
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$20,084	13.2%	$25,142	16.6%

Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$62,835	$43,638
Components	13,763	16,214
Work in process	8,378	1,847
Finished goods	58,195	105,178
Reserve for excess and obsolete inventory	(7,283)	(4,288)
Inventories, net	$135,888	$162,589

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$4,288	$4,205
Additions charged to costs and expenses (1)	5,353	1,960
Sell through (2)	(1,240)	(950)
(Write-offs)/Foreign exchange effects	(1,118)	(2,090)
Balance at end of period	$7,283	$3,125

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $1.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended September 30,
	2018		2017
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments (1)	$—	—%	$13,115	12.4%

	Nine Months Ended September 30,
	2018		2017
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments (1)	$—	—%	$33,693	11.3%

(1)	Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.

Related Party Supplier
During the three and nine months ended September 30, 2018 and 2017, we purchased certain printed circuit board assemblies from a related party supplier. The supplier was considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owned 40% of this supplier. In the second quarter of 2018, our Senior Vice President sold his interest in this supplier, and thus this supplier is no longer considered a related party.
Total inventory purchases made from this supplier while it was a related party were $1.1 million during the nine months ended September 30, 2018 and $1.4 million and $4.0 million during the three and nine months ended September 30, 2017, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Note 5 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2017	$48,651
Foreign exchange effects	(142)
Balance at September 30, 2018	$48,509

Intangible Assets, Net
The components of intangible assets, net were as follows:

	September 30, 2018			December 31, 2017
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$333	$(182)	$151	$344	$(165)	$179
Patents	14,194	(5,502)	8,692	13,250	(5,310)	7,940
Trademarks and trade names	2,786	(1,823)	963	2,786	(1,594)	1,192
Developed and core technology	12,560	(7,583)	4,977	12,560	(6,071)	6,489
Capitalized software development costs	249	(131)	118	142	(77)	65
Customer relationships	32,534	(21,855)	10,679	32,534	(19,395)	13,139
Order backlog	—	—	—	150	(113)	37
Total intangible assets, net	$62,656	$(37,076)	$25,580	$61,766	$(32,725)	$29,041

(1)	This table excludes the gross value of fully amortized intangible assets totaling $6.8 million and $6.0 million at September 30, 2018 and December 31, 2017, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs and order backlog, which are recorded in cost of sales. Amortization expense by income statement caption was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Cost of sales	$18	$54	$91	$128
Selling, general and administrative expenses	1,770	1,715	5,275	5,032
Total amortization expense	$1,788	$1,769	$5,366	$5,160

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Estimated future annual amortization expense related to our intangible assets at September 30, 2018, was as follows:

(In thousands)
2018 (remaining 3 months)	$1,778
2019	7,018
2020	5,883
2021	2,325
2022	2,216
Thereafter	6,360
Total	$25,580

Note 6 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") and Wells Fargo Bank, National Association provides for a $170.0 million revolving line of credit ("Credit Line") that expires on November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at September 30, 2018.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at September 30, 2018 was 3.97%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of September 30, 2018, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At September 30, 2018, we had $103.5 million outstanding under the Credit Line. Our total interest expense on borrowings was $1.2 million and $0.8 million during the three months ended September 30, 2018 and 2017, respectively. Our total interest expense on borrowings was $3.7 million and $1.8 million during the nine months ended September 30, 2018 and 2017, respectively.

Note 7 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded income tax expense of $0.3 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively, and our effective tax rate was 24.5% and 51.4% for the three months ended September 30, 2018 and 2017, respectively. The decrease in our effective tax rate was primarily due to certain transactions in China during the three months ended September 30, 2017 being nondeductible as a result of the pending sale of our Guangzhou factory.
During the nine months ended September 30, 2018 and 2017, we recorded income tax expense of $2.2 million and $2.9 million, respectively, and our effective tax rate was 8.8% and 31.1% during the nine months ended September 30, 2018 and 2017, respectively. The decrease in our effective tax rate was primarily a result of the tax rate applicable to the gain recognized on the sale of our

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Guangzhou factory being lower than our blended consolidated tax rate. Additionally, during the nine months ended September 30, 2017, certain transactions in China were nondeductible as a result of the pending sale of our Guangzhou factory.
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. At September 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Act. Additionally, we have made a reasonable estimate of other effects. During the three and nine month periods ended September 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017. We are awaiting further guidance from the U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the jurisdictions where we file tax returns. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of tax law. These changes could be material to income tax expense.
Additionally, we have provided provisional amounts for the legislative provisions that are effective as of January 1, 2018, including, but not limited to, the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax, a new provision designed to tax global intangible low-taxed income ("Global Minimum Tax" or "GMT"), a new limitation on deductible interest expense, and limitations on the use of net operating losses. Our accounting for these elements of the Tax Act is incomplete; however, we were able to make reasonable estimates and therefore recorded provisional adjustments. Similar to the above elements, we are in the process of collecting and preparing necessary data, and interpreting guidance as issued by the U.S. Treasury Department, Internal Revenue Service, FASB, and other federal and state standard-setting regulatory bodies. However, we continue to gather additional information to complete our accounting for these items and expect to complete the accounting within the prescribed measurement period. Given the complexity of the GMT provisions, we are still evaluating the effects of the GMT provisions and have not yet determined our accounting policy. At September 30, 2018, we are still evaluating the GMT provisions and our analysis of future taxable income that is subject to GMT, we have included GMT related to current year operations only in our estimated annual effective tax rate and have not provided additional GMT on deferred items.
At September 30, 2018, we had gross unrecognized tax benefits of $4.6 million, including interest and penalties, of which approximately $4.3 million, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate any decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.6 million and $0.5 million at September 30, 2018 and December 31, 2017, respectively, are included in our unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Note 8 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Accrued social insurance (1)	$17,216	$17,727
Accrued salary/wages	8,309	7,910
Accrued vacation/holiday	2,830	2,769
Accrued bonus (2)	1,724	2,329
Accrued commission	935	1,089
Other accrued compensation	1,206	2,675
Total accrued compensation	$32,220	$34,499

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2018 and December 31, 2017.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.1 million and $0.7 million at September 30, 2018 and December 31, 2017, respectively.

Note 9 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Deposit for sale of Guangzhou factory	$—	$4,901
Duties	1,039	1,184
Freight and handling fees	2,757	1,983
Professional fees	1,488	1,578
Property, plant and equipment	366	2,151
Sales taxes and VAT	998	2,955
Short-term contingent consideration	3,730	3,800
Tooling (1)	2,171	1,843
Other	7,350	8,324
Total other accrued liabilities	$19,899	$28,719

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Note 10 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$339	$134
Accruals for warranties issued during the period	787	169
Settlements (in cash or in kind) during the period	(850)	(85)
Balance at end of period	$276	$218
Restructuring Activities and Sale of Guangzhou Factory
In the first quarter of 2016, we implemented a plan to transition manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories. As a result, we incurred severance costs of $0.4 million and $6.1 million during the three and nine months ended September 30, 2017, respectively, which are included within operating expenses. All operations ceased in our Guangzhou factory in the third quarter of 2017 and the transition to the other China factories was completed by the end of 2017. Since all operations at our Guangzhou manufacturing facility ceased as of the end of July 2017, the related building and land lease assets were classified as assets held for sale in our consolidated balance sheet at December 31, 2017.

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

On April 23, 2018, we entered into a new agreement to sell our Guangzhou manufacturing facility to a second buyer for RMB 339 million (approximately $51.4 million based on exchange rates in effect at the time of closing). On April 26, 2018, the second buyer paid to us a deposit of RMB 34 million (approximately $5.1 million based on exchange rates in effect at the time of closing), which under the terms of the agreement was nonrefundable. Upon receipt by the Governmental Agency of the second buyer’s application of approval of transfer, the second buyer was to pay to us RMB 237 million (approximately $35.8 million based on exchange rates in effect at the time of closing). Additionally, within two days after the second payment was made to us, the second buyer was to deposit the remaining consideration of RMB 68 million (approximately $10.3 million based on exchange rates in effect at the time of closing) into escrow, which was to be released to us upon the closing of the sale. Per the terms of the agreement, the sale was to be completed no later than June 30, 2018. On June 26, 2018, all conditions to closing were satisfied and the sale was completed, resulting in a pre-tax gain of $37.0 million ($32.1 million, net of income taxes).
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

On September 5, 2018, we filed a lawsuit against Roku, Inc. (“Roku”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Roku, Inc.) alleging that Roku is infringing nine patents that are in four patent families related to remote control set-up and touchscreen remotes. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited, the Roku App, Roku TV, Roku Ultra, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. Roku has not yet answered our complaint.
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

Note 11 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On July 26, 2018, our Board approved a repurchase plan authorizing the repurchase of up to $5.0 million of our common stock. As of September 30, 2018, we had $3.3 million of authorized repurchases remaining under the Board's authorizations. On October 30, 2018, our Board approved an adjustment to the amount of common stock that we could purchase under our existing repurchase plan to an amount not to exceed $5.0 million of our common stock. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Shares repurchased	374	330
Cost of shares repurchased	$12,564	$20,217

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

Note 12 — Foreign Operations
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
United States	$84,756	$85,762	$243,801	$253,259
Asia (excluding PRC)	36,888	26,113	91,755	77,679
People's Republic of China	28,108	23,437	68,852	61,015
Europe	18,785	18,877	58,245	56,041
Latin America	6,411	13,567	23,077	44,593
Other	7,769	7,896	24,208	22,051
Total net sales	$182,717	$175,652	$509,938	$514,638
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	September 30, 2018	December 31, 2017
United States	$14,765	$14,674
People's Republic of China	85,808	96,984
All other countries	4,787	3,870
Total long-lived tangible assets	$105,360	$115,528

Note 13 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Cost of sales	$21	$19	$61	$53
Research and development expenses	200	149	556	412
Selling, general and administrative expenses:
Employees	1,671	1,843	4,936	5,562
Outside directors	247	1,910	1,255	3,449
Total employee and director stock-based compensation expense	$2,139	$3,921	$6,808	$9,476

Income tax benefit	$441	$603	$1,423	$2,307

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2017	520	$42.56
Granted	119	44.95
Exercised	(35)	24.67		$744
Forfeited/canceled/expired	(7)	27.74
Outstanding at September 30, 2018 (1)	597	$44.27	4.34	$2,972
Vested and expected to vest at September 30, 2018 (1)	597	$44.27	4.34	$2,972
Exercisable at September 30, 2018 (1)	414	$41.74	3.64	$2,972

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2018. This amount will change based on the fair market value of our stock.

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
As of September 30, 2018, we expect to recognize $2.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	162	$61.19
Granted	167	42.65
Vested	(75)	60.02
Forfeited	(11)	55.94
Non-vested at September 30, 2018	243	$49.03
As of September 30, 2018, we expect to recognize $8.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. At September 30, 2018, 175,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 475,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $680 million in goods and services from us during the remaining four-year vesting period.
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. Through September 30, 2018, no warrants had vested for the two-year period beginning January 1, 2018.
The assumptions we utilized in the Black Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value	$10.06	$24.17	$10.06	$24.17
Price of Universal Electronics Inc. common stock	$38.95	$62.10	$38.95	$62.10
Risk-free interest rate	2.92%	1.93%	2.92%	1.93%
Expected volatility	41.00%	34.41%	41.00%	34.41%
Expected life in years	4.25	5.26	4.25	5.26

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Reduction/(increase) to net sales	$404	$(141)	$747	$1,122
Income tax benefit/(expense)	100	(53)	186	418
At September 30, 2018, we estimated the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at September 30, 2018 was $4.0 million.

Note 15 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net gain (loss) on foreign currency exchange contracts (1)	$69	$(1,488)	$603	$(2,852)
Net gain (loss) on foreign currency exchange transactions	(2,377)	1,176	(4,617)	2,512
Other income	26	373	63	342
Other income (expense), net	$(2,282)	$61	$(3,951)	$2

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).

Note 16 — Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2018	2017	2018	2017
BASIC
Net income	$959	$1,728	$23,031	$6,531
Weighted-average common shares outstanding	13,836	14,381	13,997	14,412
Basic earnings per share	$0.07	$0.12	$1.65	$0.45

DILUTED
Net income	$959	$1,728	$23,031	$6,531
Weighted-average common shares outstanding for basic	13,836	14,381	13,997	14,412
Dilutive effect of stock options, restricted stock and common stock warrants	123	285	119	277
Weighted-average common shares outstanding on a diluted basis	13,959	14,666	14,116	14,689
Diluted earnings per share	$0.07	$0.12	$1.63	$0.44

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Stock options	382	165	365	153
Restricted stock awards	59	30	134	30
Performance-based warrants	175	—	175	—

Note 17 — Derivatives
The following table sets forth the total net fair value of derivatives:

	September 30, 2018				December 31, 2017
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$147	$—	$147	$—	$(565)	$—	$(565)
We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.1 million and a net pre-tax loss of $1.5 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, we had a net pre-tax gain of $0.6 million and a net pre-tax loss of $2.9 million, respectively (see Note 15).
Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2018	USD/Euro	USD	$18.0	1.1773	$216	October 26, 2018
September 30, 2018	USD/Chinese Yuan Renminbi	USD	$35.0	6.8963	$(56)	October 26, 2018
September 30, 2018	USD/Brazilian Real	USD	$1.0	4.1032	$(13)	October 26, 2018

December 31, 2017	USD/Euro	USD	$17.0	1.1858	$(220)	January 5, 2018
December 31, 2017	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.6481	$(410)	January 5, 2018
December 31, 2017	USD/Brazilian Real	USD	$2.5	3.2350	$65	January 24, 2018

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

of these assets will allow us to expand our product offering of home sensing, monitoring and control solutions to include smart thermostat, sensing and monitoring products previously sold and marketed by RCS.
Our consolidated statement of operations for the three and nine months ended September 30, 2018 includes net sales of $1.4 million and $3.3 million, respectively, and net losses of $0.4 million and $1.3 million, respectively, attributable to RCS. Our consolidated statement of operations for the three and nine months ended September 30, 2017 includes net sales of $0.8 million and $2.2 million and net losses of $0.3 million and $0.7 million, attributable to RCS for the period commencing on April 6, 2017.

Contingent Consideration
We are required to make additional earnout payments of up to $10.0 million upon the achievement of certain operating income levels attributable to RCS over the period commencing on the acquisition date through June 30, 2022. The amount of contingent consideration is calculated at the end of each calendar year and is based on the agreed upon percentage of operating income as defined in the Asset Purchase Agreement ("APA"). Operating income will be calculated using certain revenues, costs and expenses directly attributable to RCS as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 24.8% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At September 30, 2018, the fair value of earnout consideration attributed to RCS was $2.6 million which is presented within long-term contingent consideration in our consolidated balance sheet.
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
SEPTEMBER 30, 2018
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2018	2017	2018	2017
Net sales	$182,717	$175,652	$509,938	$515,200
Net income	959	1,751	23,031	6,292
Basic earnings per share	$0.07	$0.12	$1.65	$0.44
Diluted earnings per share	$0.07	$0.12	$1.63	$0.43
For purposes of determining pro forma net income, adjustments were made to the three and nine months ended September 30, 2017. The pro forma net income assumes that amortization of acquired intangible assets began at January 1, 2016 rather than on April 6, 2017. The result is a net increase in amortization expense of $0.1 million for the nine months ended September 30, 2017. Additionally, acquisition costs totaling $0.1 million are excluded from pro forma net income. All adjustments have been made net of their related tax effects.

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
Since our beginning in 1986, we have compiled an extensive device control code database that covers over one million individual device functions and approximately 8,600 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
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
To recap our results for the three months ended September 30, 2018:

•	Net sales increased 4.0% to $182.7 million for the three months ended September 30, 2018 from $175.7 million for the three months ended September 30, 2017.

•	Our gross margin percentage decreased from 24.5% for the three months ended September 30, 2017 to 22.1% for the three months ended September 30, 2018.

•	Operating expenses, as a percent of net sales, decreased from 22.1% for the three months ended September 30, 2017 to 19.5% for the three months ended September 30, 2018.

•
Our operating income increased from $4.2 million for the three months ended September 30, 2017 to $4.7 million for the three months ended September 30, 2018, and our operating margin percentage increased from 2.4% for the three months ended September 30, 2017 to 2.6% for the three months ended September 30, 2018.

•	Our effective tax rate decreased to 24.5% for the three months ended September 30, 2018, compared to 51.4% for the three months ended September 30, 2017.
Our strategic business objectives for 2018 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.

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
We license our intellectual property including our patented technologies, trademarks, and database of control codes. When license fees are paid on a per-unit basis, we record license revenue when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. When a fixed up-front license fee is received in exchange for the delivery of a particular database of infrared codes or the contract contains a minimum guarantee provision, we record revenue when delivery of the intellectual property has occurred. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.
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

Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.9	75.5	79.6	75.2
Gross profit	22.1	24.5	20.4	24.8
Research and development expenses	3.1	3.1	3.5	3.1
Factory transition restructuring charges	—	0.2	—	1.2
Selling, general and administrative expenses	16.4	18.8	17.7	18.4
Operating income (loss)	2.6	2.4	(0.8)	2.1
Interest income (expense), net	(0.6)	(0.4)	(0.7)	(0.3)
Gain on sale of Guangzhou factory	0.0	—	7.3	—
Other income (expense), net	(1.3)	—	(0.8)	0.0
Income before provision for income taxes	0.7	2.0	5.0	1.8
Provision for income taxes	0.2	1.0	0.5	0.6
Net income	0.5%	1.0%	4.4%	1.2%
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
Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017
Net sales. Net sales for the three months ended September 30, 2018 were $182.7 million, an increase of 4.0% compared to $175.7 million for the three months ended September 30, 2017. Net sales by our Business and Consumer lines were as follows:

	Three Months Ended September 30,
	2018		2017
	$ (millions)	% of Total	$ (millions)	% of Total
Business	$169.0	92.5%	$163.1	92.8%
Consumer	13.7	7.5	12.6	7.2
Total net sales	$182.7	100.0%	$175.7	100.0%

Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 92.5% of net sales for the three months ended September 30, 2018 compared to 92.8% for the three months ended September 30, 2017. Net sales in our Business lines for the three months ended September 30, 2018 increased by 3.6% to $169.0 million from $163.1 million. The increase in Business line net sales was primarily due to increased sales to consumer electronics companies in Asia and increased sales of home security products. These increases were partially offset by decreased sales to subscription broadcasting customers in North America and Latin America, particularly in Brazil.
Net sales in our Consumer lines (One For All® retail and private label) were 7.5% of net sales for the three months ended September 30, 2018 compared to 7.2% for the three months ended September 30, 2017. Net sales in our Consumer lines for the three months ended September 30, 2018 increased by 8.7% to $13.7 million from $12.6 million during the three months ended September 30, 2017 driven by growth in North America and Europe, partially offset by decreased sales in Latin America and Asia.
Gross profit. Gross profit for the three months ended September 30, 2018 was $40.3 million compared to $43.1 million for the three months ended September 30, 2017. Gross profit as a percent of sales decreased to 22.1% for the three months ended September 30, 2018 compared to 24.5% for the three months ended September 30, 2017. The gross margin percentage was unfavorably impacted by inflation in the cost of certain components; the impact of higher U.S. tariffs on certain products manufactured in China and imported into the U.S.; and increased labor rates in China. We anticipate that our gross margin rate will continue to be negatively impacted for the foreseeable future by higher U.S. tariffs on many of our products that are presently manufactured in China and imported into the U.S., until such time as we are able to mitigate this impact by implementing countermeasures within our supply chain, manufacturing operations and customer pricing arrangements. We presently are in the process of implementing such countermeasures and believe that the most significant of such countermeasures will be put into place over the next 6-9 months.
Research and development ("R&D") expenses. R&D expenses increased 3.3% to $5.6 million for the three months ended September 30, 2018 from $5.4 million for the three months ended September 30, 2017 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.

Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to transition manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories. As a result, we incurred severance costs of $0.4 million for the three months ended September 30, 2017.
Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $30.0 million for the three months ended September 30, 2018 from $33.0 million for the three months ended September 30, 2017, primarily due to a decrease in the incremental amount of contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. (“Ecolink”), and a decrease in stock-based compensation expense.
Interest income (expense), net. Net interest expense was $1.2 million for the three months ended September 30, 2018 compared to net interest expense of $0.7 million for the three months ended September 30, 2017 as a result of an increased level of borrowings and a higher interest rate on our line of credit.
Other income (expense), net. Net other expense was $2.3 million for the three months ended September 30, 2018 compared to net other income of $0.1 million for the three months ended September 30, 2017. This change was driven primarily by foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi and Argentinian Peso exchange rates versus the U.S. Dollar.
Provision for income taxes. Income tax expense was $0.3 million for the three months ended September 30, 2018 compared to $1.8 million for the three months ended September 30, 2017. Our effective tax rate was 24.5% for the three months ended September 30, 2018 compared to 51.4% for the three months ended September 30, 2017. The decrease in our effective tax rate was primarily due to certain transactions in China during the three months ended September 30, 2017 being nondeductible as a result of the pending sale of our Guangzhou factory.
Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017
Net sales. Net sales for the nine months ended September 30, 2018 were $509.9 million, a decrease of 0.9% compared to $514.6 million for the nine months ended September 30, 2017. Net sales by our Business and Consumer lines were as follows:

	Nine Months Ended September 30,
	2018		2017
	$ (millions)	% of Total	$ (millions)	% of Total
Business	$468.5	91.9%	$477.9	92.9%
Consumer	41.4	8.1	36.7	7.1
Total net sales	$509.9	100.0%	$514.6	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.9% of net sales for the nine months ended September 30, 2018 compared to 92.9% for the nine months ended September 30, 2017. Net sales in our Business lines for the nine months ended September 30, 2018 decreased by 2.0% to $468.5 million from $477.9 million. The decrease in Business line net sales was driven primarily by decreased sales to subscription broadcasting customers in North America, which was largely driven by lower order levels from customers undergoing platform transitions. Additionally, we experienced a decrease in sales in Latin America, particularly in Brazil. These decreases were partially offset by increased sales to consumer electronics companies in Asia and increased sales of home security products.
Net sales in our Consumer lines (One For All® retail and private label) were 8.1% of net sales for the nine months ended September 30, 2018 compared to 7.1% for the nine months ended September 30, 2017. Net sales in our Consumer lines for the nine months ended September 30, 2018 increased by 12.8% to $41.4 million from $36.7 million during the nine months ended September 30, 2017 driven by growth in North America and Europe, partially offset by decreased sales in Latin America and Asia.
Gross profit. Gross profit for the nine months ended September 30, 2018 was $104.3 million compared to $127.9 million for the nine months ended September 30, 2017. Gross profit as a percent of sales decreased to 20.4% for the nine months ended September 30, 2018 compared to 24.8% for the nine months ended September 30, 2017. The gross margin percentage was unfavorably impacted by inflation in the cost of certain components; the strengthening of the Chinese Yuan Renminbi relative to the U.S. Dollar; factory underutilization associated with ceasing manufacturing activities while transitioning our Asia operations onto our new global ERP system, which went live in Asia in April 2018; and asset write-downs associated with the sale and closure of our Guangzhou factory. As described above, we anticipate that our gross margin rate will be negatively impacted for the foreseeable future by higher U.S. tariffs on many of our products that are presently manufactured in China and imported into the U.S., until such time as we are able to mitigate this impact by implementing countermeasures within our supply chain, manufacturing operations and customer pricing arrangements. We presently are in the process of implementing such countermeasures and believe that the most significant of such countermeasures will be put into place over the next 6-9 months.
Research and development expenses. R&D expenses increased 11.6% to $17.7 million for the nine months ended September 30, 2018 from $15.9 million for the nine months ended September 30, 2017 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to transition manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories. As a result, we incurred severance costs of $6.1 million for the nine months ended September 30, 2017.
Selling, general and administrative expenses. SG&A expenses decreased to $90.8 million for the nine months ended September 30, 2018 from $94.7 million for the nine months ended September 30, 2017, primarily due to a decrease in the incremental amount of contingent consideration recorded in connection with our acquisition of the net assets of Ecolink, and a decrease in stock-based compensation expense.
Interest income (expense), net. Net interest expense was $3.5 million for the nine months ended September 30, 2018 compared to net interest expense of $1.7 million for the nine months ended September 30, 2017 as a result of an increased level of borrowings and a higher interest rate on our line of credit.
Gain on sale of Guangzhou factory. In June 2018, we completed the sale of our Guangzhou manufacturing facility in exchange for cash proceeds of $51.3 million, resulting in a pre-tax gain of $37.0 million.
Other income (expense), net. Net other expense was $4.0 million for the nine months ended September 30, 2018 compared to net other income of $2.0 thousand for the nine months ended September 30, 2017. This change was driven primarily by foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi and Argentinian Peso exchange rates versus the U.S. Dollar.
Provision for income taxes. Income tax expense was $2.2 million for the nine months ended September 30, 2018 compared to $2.9 million for the nine months ended September 30, 2017. Our effective tax rate was 8.8% for the nine months ended September 30, 2018 compared to 31.1% for the nine months ended September 30, 2017. The decrease in our effective tax rate was primarily a result of the tax rate applicable to the gain recognized on the sale of our Guangzhou factory being lower than our blended consolidated tax rate. Additionally, during the nine months ended September 30, 2017, certain transactions in China were nondeductible as a result of the pending sale of our Guangzhou factory.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2018	Increase (Decrease)	Nine Months Ended September 30, 2017
Cash provided by (used for) operating activities	$(4,574)	$1,209	$(5,783)
Cash provided by (used for) investing activities	27,489	67,580	(40,091)
Cash provided by (used for) financing activities	(50,058)	(94,961)	44,903
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,799	7,303	(5,504)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,344)	$(18,869)	$(6,475)

	September 30, 2018	Increase (Decrease)	December 31, 2017
Cash and cash equivalents	$41,995	$(20,443)	$62,438
Working capital	100,802	26,440	74,362

Net cash used for operating activities was $4.6 million during the nine months ended September 30, 2018 compared to $5.8 million of net cash used for operating activities during the nine months ended September 30, 2017. Although net cash flows from operations were consistent between periods, days sales outstanding have decreased from 79 days at September 30, 2017 to 74 days at September 30, 2018, primarily as a result of collection timing. Inventory turns were 3.5 at September 30, 2018, compared to 3.6 turns at September 30, 2017. We expect inventory turns to improve over the next six months as we continue to focus on reducing inventory levels and operating more efficiently.
Net cash provided by investing activities during the nine months ended September 30, 2018 was $27.5 million compared to net cash used in investing activities of $40.1 million during the nine months ended September 30, 2017. The increase in cash provided by investing activities was driven primarily by the sale of our Guangzhou factory, which closed in June 2018 and generated cash proceeds of $51.3 million. Additionally, our investments in property, plant and equipment were elevated in the prior year as a result of our investments in our China factories in connection with transitioning manufacturing operations out of our Guangzhou factory and to support the manufacturing of more advanced remote controls, as well as our investments in a new global ERP system which is now live in North America and Asia. We expect property, plant and equipment purchases in 2018 and 2019 to move back to a more normalized run rate of approximately $20 million per year. Net cash provided by investing activities also increased due to our investment of $8.9 million to acquire the net assets of Residential Control Systems, Inc. in April 2017.
Net cash used in financing activities was $50.1 million during the nine months ended September 30, 2018 compared to $44.9 million of net cash provided by financing activities during the nine months ended September 30, 2017. The change in financing activity cash flows was driven primarily by borrowing and repayment activity on our line of credit. During the nine months ended September 30, 2018, we had net repayments on our line of credit of $34.5 million, compared to net borrowings of $64.0 million during the nine months ended September 30, 2017.
During the nine months ended September 30, 2018, we repurchased 373,511 shares of our common stock at a cost of $12.6 million compared to our repurchase of 329,964 shares at a cost of $20.2 million during the nine months ended September 30, 2017. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 11 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$18,205	$4,927	$7,854	$4,992	$432
Purchase obligations (1)	1,522	1,522	—	—	—
Contingent consideration (2)	13,900	3,730	9,110	1,060	—
Total contractual obligations	$33,627	$10,179	$16,964	$6,052	$432

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$41,995	$62,438
Available borrowing resources	66,500	32,000
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
On September 30, 2018, we had $3.7 million, $20.0 million, $1.4 million, $8.0 million and $9.0 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2017, we had $10.5 million, $23.3 million, $1.4 million, $18.1 million, and $9.2 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") and Wells Fargo Bank, National Association provides for a $170.0 million revolving line of credit ("Credit Line") that expires on November 1, 2019. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at September 30, 2018.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at September 30, 2018 was 3.97%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of September 30, 2018, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At September 30, 2018, we had an outstanding balance of $103.5 million on our Credit Line and $66.5 million of availability.
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

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their efforts to refocus their operations to broadband and OTT versus traditional linear video, their failure to grow as we anticipated, their internal inventory control measures, including to mitigate effects due to increases in tariffs, or their loss of market share; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the effects of doing business internationally, including the effects that changes in laws, regulations and policies may have on our business including the impact of new or additional tariffs and surcharges; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly those jurisdictions where we are moving our operations; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts including moving our operations and manufacturing facilities to lower cost jurisdictions; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; our inability to successfully, timely and profitably restructure and/or relocate our manufacturing facilities and activities; possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the company's shares have on the company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.8 million annual impact on net income based on our outstanding line of credit balance at September 30, 2018.
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
Foreign Currency Exchange Rate Risk
At September 30, 2018, we had wholly-owned subsidiaries in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2018, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee and Japanese Yen relative to the U.S. Dollar fluctuate 10% from September 30, 2018, net income in the fourth quarter of 2018 would fluctuate by approximately $10.2 million.

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

Significant Developments From the Recent and Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. On various dates in July, August and September 2018, the U.S. government implemented additional tariffs of 25% and 10% (increasing to 25% on January 1, 2019), on certain goods imported from China. We manufacture a substantial amount of our products in China and are presently subjected to these additional tariffs. These tariffs, and other governmental action relating to international trade agreements or policies, the adoption and expansion of trade restrictions, or the occurrence of a trade war may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business.

As a result of these tariffs and other governmental action, we are presently shifting some of our production capabilities outside of China, which may result in potentially significant, material costs and disruption to our operations as we pursue the processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. Any shift in production outside of China may not be successful, and we may not be successful in reducing our costs, or off-setting the impact of tariffs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the three months ended September 30, 2018, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2018 - July 31, 2018	106,008	$34.46	104,772	$3,612,700	$5,000,000
August 1, 2018 - August 31, 2018	32,476	42.92	30,000	1,288,220	3,711,780
September 1, 2018 - September 30, 2018	10,048	40.05	9,423	378,038	3,333,742
Total	148,532	$36.69	144,195	$5,278,958

(1)
Of the repurchases in July, August and September, 1,236, 2,476 and 625 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
Amounts in this column reflect the weighted average price paid for shares purchased under our share repurchase authorizations. The weighted average price includes commissions paid to brokers on shares purchased under our share repurchase authorizations.

(3)
On July 26, 2018, our board of directors approved a repurchase plan authorizing the repurchase of up to $5.0 million of our common stock. Under these authorizations, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. On September 30, 2018, we had $3.3 million of authorized repurchases remaining under the Board's authorizations.

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

Dated:	November 8, 2018	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)