Form 10-K
period 2018-12-31
UNIVERSAL ELECTRONICS INC
filed 2019-03-15
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 0-21044
_______________________________________
UNIVERSAL ELECTRONICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0204817
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15147 N. Scottsdale Road, Suite H300 Scottsdale, Arizona	85254-2494
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (480) 530-3000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________
Indicate by check mark if whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter was $244,562,266 based upon the closing sale price of the Company's common stock as reported on the NASDAQ Stock Market for that date.
On March 11, 2019, 13,842,562 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2018 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2018.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I
ITEM 1. BUSINESS
Business of Universal Electronics Inc.
Universal Electronics Inc. ("UEI") was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices are located at 15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254-2494. As used herein, the terms "we", "us" and "our" refer to UEI and its subsidiaries unless the context indicates to the contrary.
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
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. We currently own and operate vertically integrated manufacturing and assembly factories in the People's Republic of China ("PRC"), Mexico and Brazil, which allow us the ability to produce in the regional markets and to scale our production to meet growing customer demand.
Leveraging our scale and expertise in low-power RF microcontrollers, we continue to pursue further penetration of the more traditional OEM consumer electronics markets as well as newer product categories in the smart home and Internet of Things ("IoT") markets such as lighting, window coverings, and bathroom controllers. Customers in these markets integrate our solutions and technology into their products to enhance their consumer lifestyle ecosystems. Growth in these markets has been driven by the increasing demand for more energy efficient homes and the increasing proliferation of connected smart devices.
In 2015, we acquired Ecolink Intelligent Technology, Inc. ("Ecolink"), a leading developer of safety and security products. Ecolink provides a wide range of intelligent wireless security and automation components dedicated to redefining the home security experience. Ecolink has over 20 years of wireless engineering expertise in the home security and automation market and currently holds more than 50 related pending and issued patents. UEI’s current subscription broadcasting customers are adding home security and automation to their list of service offerings. Our acquisition of Ecolink, a premise equipment supplier to this market, enables us to broaden our design expertise and product portfolio to add home security and automation sensors to our capabilities.
On April 6, 2017, we acquired Residential Control Systems, Inc. ("RCS"), a U.S.-based designer and manufacturer of energy management and control products for the residential, small commercial and hospitality markets. The acquisition of RCS allows us to expand our product offering to include smart thermostat, sensing and monitoring products and enables us to broaden our technology and design expertise in these product categories. Smart and connected thermostats are critical components of the smart home that help deliver energy-efficiency and an enhanced consumer lifestyle.
For the years ended December 31, 2018, 2017, and 2016, our sales to Comcast accounted for 17.6%, 23.0%, and 22.9% of our net sales, respectively. For the years ended December 31, 2017 and 2016 our sales to AT&T (formerly DIRECTV) and its sub-contractors collectively accounted for 11.2%, and 11.5% of our net sales, respectively.
Our One For All® brand name of remote controls and audio video accessories sold within the international retail markets accounted for 7.4%, 7.1%, and 7.2% of our total net sales for the years ended December 31, 2018, 2017, and 2016, respectively.
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At the end of 2018, we had approximately 500 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
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
A key factor in creating products and software for control of entertainment devices is the device control code database. Since our beginning in 1986, we have compiled an extensive device control code database that covers over one million individual device functions and approximately 8,600 individual consumer electronic equipment brand names, including virtually all IR controlled set-top boxes, televisions, audio components, digital video players, such as, Blu-Ray/-DVD and streaming media players such as Roku® and AppleTV®. Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired Consumer Electronics Control ("CEC") and wireless Internet Protocol ("IP") control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for any given home entertainment, automation and air conditioning device in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and IoT devices. These control codes are captured directly from original remote control devices or from the manufacturer's written specifications to ensure the accuracy and integrity of the database. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.
Our goal is to provide universal control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources and devices. QuickSet® is a software application that is currently embedded or enabled, via a Cloud service, in over 500 million devices worldwide. QuickSet may be embedded in an AV device, set-top box, or other host device, or delivered as a Cloud-based service to enable universal remote setup and control. QuickSet enables universal device control set-up using automated and guided on-screen instructions and a wireless two-way communication link between the remote and the QuickSet enabled device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal control set-up process and can enable other time saving features. QuickSet utilizes data transmitted over HDMI or IP networks to automatically detect various attributes of the connected device and downloads the appropriate control codes and functions into the remote control without the need for the user to enter any additional information. The user does not need to know the brand or model number to set up the device in the remote.

Any compatible new device that is connected is recognized. Consumers can quickly and easily set up their control interface to control multiple devices. Recently added features in QuickSet address common consumer challenges in universal device control, such as mode confusion and input switching. With QuickSet, consumers switch easily between activities and reliably view their chosen content source with a single touch. QuickSet handles the device-specific control. A QuickSet user experience can be delivered via a tactile remote, touchscreen interface, on-screen graphical user interface ("GUI") or voice-enabled system. Licensees of QuickSet include service providers such as Comcast, AT&T and Echostar Technologies; smart TV manufacturers such as Sony and Samsung; leading game console manufacturer Microsoft on its Xbox One game system; and several Chinese mobile handset platforms.
QuickSet Cloud is an end-to-end platform for discovery, control, and interaction with devices including rules and automation framework for a truly connected home experience. Leveraging the largest knowledge graph of devices, services are offered through QuickSet Cloud and QuickSet SDK delivery methods with edge intelligence built in and cloud scalability capabilities.
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
In 2018, UEI introduced Nevo.AI, a digital assistant for the connected home with a natural language interface to allow interaction with devices within the home using QuickSet's underlying capabilities. Features are expandable through Enterprise Integration and Ecosystem of Partner Services.
In 2019, we will introduce Nevo® Butler, a turnkey smart home hub with Nevo.AI & QuickSet pre-integrated. Offered as managed hardware with security built in from manufacturing through the life cycle, it is capable of natively running Nevo Assistant, as well as other digital assistants.
Methods of Distribution
Distribution methods for our control solutions vary depending on the sales channel. We distribute remote control devices, sensors, connected thermostats and AV accessories directly to subscription broadcasters and OEMs, both domestically and internationally. We also distribute home security sensors to pro-security installers in the United States through a network of dealers. Additionally, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries and direct to retailers in key markets, such as in the United Kingdom, Germany and the United States. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.
We have developed a broad portfolio of patented technologies and the industry's leading database of device setup and control software. We ship integrated circuits, on which our software and control code database are embedded, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers. Licenses are delivered upon the transfer of a product master or on a per unit basis when the software or technology is used in a customer device.
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

Our 24 international subsidiaries are the following:

•	C.G. Development Ltd., established in Hong Kong;

•	CG Mexico Remote Controls, S.R.L. de C.V., established in Mexico;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yangzhou) Co. Ltd., established in the PRC;

•	Guangzhou Universal Electronics Service Co., Ltd., established in the PRC;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	One For All GmbH, established in Germany;

•	One for All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	UE Japan Ltd., established in Japan;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Cayman Inc., established in the Cayman Islands;

•	UEI do Brasil Controles Remotos Ltda., established in Brazil;

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Hong Kong Pte. Ltd., established in Hong Kong;

•	UE Korea Ltd., established in South Korea;

•	Universal Electronics B.V., established in the Netherlands;

•	Universal Electronics Italia S.R.L., established in Italy;

•	Universal Electronics Trading Co., Ltd., established in the PRC;

•	Universal Electronics Yangzhou Co. Ltd., established in the PRC; and

•	Yangzhou Universal Trading Co. Ltd., established in the PRC.
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC, Mexico and Brazil to produce our control and sensor products. In 2017 and 2016, Texas Instruments provided 10.0% and 11.7%, respectively, of our total inventory purchases. In 2018, no single supplier provided more than 10% of our total inventory purchases.
Even though we operate two factories in the PRC and manufacturing and assembly plants in Brazil and Mexico, we continue to evaluate additional contract manufacturers and sources of supply. During 2018, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources.

In 2018, to avoid the U.S. government-imposed tariffs on products made in China and imported into the United States, we began to move production of many of our products destined for the United States to Mexico and a third-party manufacturing partner outside of China. We expect this transition to continue during the first half of 2019.
We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated and system on a chip ("SOC") circuit supplier dependence, we include flash microcontroller technology in most of our products. Flash microcontrollers can have shorter lead times than standard microcontrollers and may be reprogrammed, if necessary. This allows us flexibility during any unforeseen shipping delays and has the added benefit of potentially reducing excess and obsolete inventory exposure. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2019.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 23" for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Remote Solutions, Omni Remotes (formerly Philips Home Control Singapore PTE, Ltd.), SMK, and Ruwido. In the international retail and private label markets for wireless controls we compete primarily with Logitech and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the original equipment manufacturers themselves and various wireless control manufacturers in Asia. In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. In the connected smart home market we compete with the OEMs themselves as well as wireless manufacturers in North America, such as Nortek, and other original design manufacturers in Asia. We compete in our markets on the basis of product quality, features, price, intellectual property, design and development expertise and customer support. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2018, our engineering efforts focused on the following:

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

In 2018, UEI was awarded a 2017 Technical & Engineering Emmy® Award from The National Academy of Television Arts & Sciences (NATAS) for its work relating to voice navigation technologies for discovering and interacting with TV content. UEI was selected for its excellence in engineering and creativity that has materially affected the television viewing experience.
During 2018, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around emerging RF technologies, such as RF4CE, Bluetooth, and Bluetooth Smart. We added new products to our portfolio of low power dual-RF chips that are deployed across a range of our custom and standard products, allowing for broader flexibility and easier implementation of multiple communication protocols. Additionally, we released many new advanced remote control products that incorporate voice search capabilities in our subscription broadcast and OEM channels.
During 2018, we also invested resources to develop a new product, Nevo® Butler, an end-to-end voice-enabled smart home hub with a built-in white label digital assistant that promises to unify the entertainment control and home automation experiences, enabling interoperability across fragmented ecosystems. Built-in entertainment control capabilities and smart home hub features powered by QuickSet® Cloud make this device the most versatile assistant for the home, capable of addressing the widest range of current installed base of devices in consumers’ homes, addressing a range of use cases and innovative new services in the smart home.
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
Our expenditures on engineering, research and development were:

(In millions):	2018	2017	2016
Research and development	$23.8	$21.4	$19.9
Engineering (1)	14.1	11.0	10.5
Total engineering, research and development	$37.9	$32.4	$30.4

(1)	Engineering costs are included in selling, general and administrative expenses.

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
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2018, 2017 and 2016, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
Employees
At December 31, 2018, we employed 3,707 employees, of which 629 worked in engineering and research and development, 116 in sales and marketing, 96 in consumer service and support, 2,573 in operations and warehousing and 293 in executive and administrative functions. In addition, our factories in the PRC and our Asian operations engaged an additional 5,942 staff contracted through agency agreements.
Labor unions represent approximately 33.5% of our 3,707 employees at December 31, 2018. Some unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Other unionized workers, employed in Monterrey, Mexico, are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.
Executive Officers of the Registrant(1)
The following table sets forth certain information concerning our executive officers on March 14, 2019:

Name	Age	Position
Paul D. Arling	56	Chairman of the Board and Chief Executive Officer
David Chong	57	Executive Vice President, Asia
Richard A. Firehammer, Jr.	61	Senior Vice President, General Counsel and Secretary
Bryan M. Hackworth	49	Senior Vice President and Chief Financial Officer
Menno V. Koopmans	43	Managing Director, EMEA

(1)	Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2018 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2019 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wall coverings (a manufacturer and distributor of wall covering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant.

David Chong is our Executive Vice President, Asia. He is responsible for general management of our Asia region. Mr. Chong joined us in January 2009 as Senior Vice President of Global OEM. Prior to joining us, Mr. Chong served as Senior Vice President at Philips Consumer Electronics Division and as the Chief Marketing Officer of the business group Philips Display (Philips TV and computer monitor business). At Philips Display, he led the re-engineering of the Product Creation, Marketing and Sales Organization to compete successfully in the LCD TV space. Prior to this, he also served as Vice President and General Manager of the Audio Video Business in Asia, Vice President and Global Business Line Manager for Audio and various senior management positions at Philips' CE Division. Mr. Chong started at Philips Research Lab in 1984 as a research scientist working in the area of VLSI design methodologies. He also served as Managing Director for Asia at InVue Security Product before joining us at the present position. Mr. Chong had his senior education in The United Kingdom, holding a B.S. in Electrical and Electronics Engineering with High Honors from University of Nottingham.
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

Risks and Uncertainties

We are subject to various risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. You should understand that these risks could cause results to differ materially from those we express in forward-looking statements contained in this report or in other Company communications, including those we file from time to time with the SEC. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

Adverse Changes in General Business and Economic Conditions in the United States and Worldwide May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition

Our business is sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could also adversely affect demand for some of our products and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.

A Weakening or Reversal of the General Economic Recovery in the United States and Other Countries and Regions in Which we Do Business, or the Continuation or Worsening of Economic Downturns in Other Countries and Regions, May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition

Global economic uncertainty continues to exist. A weakening or reversal of the general economic recovery in the United States and other countries and regions in which we do business, or the continuation or worsening of economic downturns in other countries and regions, may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.

We finance a portion of our sales through trade credit. Credit markets remain tight, and some customers who require financing for their businesses have not been able to obtain necessary financing. A continuation or worsening of these conditions could limit our ability to collect our accounts receivable, which could adversely affect our results of operations, cash flow, liquidity or financial condition.

We generally fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility and other financing facilities. If any of the banks in these credit and financing facilities are unable to perform on their commitments, such inability could adversely impact our cash flow, liquidity or financial condition, including our ability to obtain funding for working capital needs and other general corporate purposes.

Although we currently have available credit facilities to fund our current operating needs, we cannot be certain we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and could have an adverse effect on our access to these facilities which, in turn, could have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.

We have goodwill and intangible assets recorded on our balance sheet. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate such value may not be recoverable. An impairment assessment involves judgment as to assumptions regarding future sales and cash flow and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and change our estimates of future sales and cash flow, resulting in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.

Increases in the Cost of Raw Materials and Energy May Adversely Affect Our Earnings or Cash Flow

We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs and adverse weather conditions, including hurricanes, and other natural disasters can disrupt raw material and fuel supplies and increase our costs. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. In recent years, some raw material and energy prices have increased, particularly silicon and plastic packaging. The cost of raw materials and energy has in the past experienced, and likely will in the future continue to experience, periods of volatility.

Risks Related to Doing Business in the PRC
Presently, we manufacture a majority of our products in our factories in the PRC. Additionally, many of our contract manufacturers are located in the PRC. Doing business in the PRC carries a number of risks including the following:
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
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a managed band against a basket of certain foreign currencies and has resulted in increased volatility in the exchange rate the Chinese Yuan Renminbi against the U.S. Dollar. While the international reaction to the Chinese Yuan Renminbi revaluation has been positive, there remains international pressure on the PRC government to adopt an even more flexible currency policy, which may result in a further and more significant appreciation of the Chinese Yuan Renminbi against the U.S. Dollar, which could lead to higher manufacturing costs for our products.
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
Availability of adequate workforce levels
Presently, the vast majority of workers at our PRC factories are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. While we have already experienced increases in labor rates in the PRC, as the PRC market continues to open up and grow, we may experience an increase in competition for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.

Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Net external sales of our consolidated foreign subsidiaries totaled approximately 48.2%, 44.3% and 41.0% of our total consolidated net sales in 2018, 2017 and 2016, respectively. We expect that the international share of our total revenues will continue to make up a significant part of our current business and future strategic plans. Additionally, we operate factories in the PRC, Brazil and Mexico, as well as an engineering center in India. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
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
Failure by Our International Operations to Comply With Anti-Corruption Laws or Trade Sanctions Could Increase Our Costs, Reduce Our Profits, Limit Our Growth, Harm Our Reputation, or Subject Us to Broader Liability
We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal control policies and procedures may not prevent conduct that is prohibited under these rules. The United States may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt our business or damage our reputation. In addition, an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support growth.

Policy Changes Affecting International Trade Could Adversely Impact the Demand for Our Products and Our Competitive Position
Due to the international scope of our operations, changes in government policies on foreign trade and investment may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the North American Free Trade Agreement and successor agreements, which may include the United States-Mexico-Canada Agreement, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flow and that of our customers, vendors and suppliers.

Additionally, the United Kingdom’s anticipated exit from the European Union has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the European Union will be, it is possible there will be greater restrictions on imports and exports between the United Kingdom and the European Union and increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.

Fluctuations in Foreign Currency Exchange Rates May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our exchange rate exposure is in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Mexican Peso and Philippine Peso. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses may adversely affect our sales, earnings, cash flow, liquidity or financial condition.
Risks Relating to Adverse Weather Conditions and Natural or Man-made Disasters, Contagious Disease, Terrorist Activity, and War May Adversely Affect Our Business, Financial Condition and Results of Operations
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. From time to time, adverse weather conditions and natural disasters, as well as the potential spread of contagious diseases in locations where we or they own or operate significant operations could cause a disruption in our or our third-party manufacturer’s production and distribution capabilities or a decline in demand for our products and services. In addition, actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, North Korea and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce our ability to produce or sell our products which may adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
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

Patents, Trademarks, and Copyrights
We have numerous patents, trade secrets, trademarks, trade names, and know-how that are valuable to our business. However, the procedures by which we identify, document, and file for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will be issued, or if issued, will deliver any lasting value to us. Because of the rapid innovation of products and technologies that is characteristic of our industry, there can be no assurance that rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. We further believe that our business is not materially dependent upon any single patent, trade secret, trademark, trade name, copyright, and know-how. Despite our efforts to protect such intellectual property and other proprietary information from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our intellectual property and information without our authorization. Although we rely on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect our intellectual property rights, the laws of some countries may not protect such rights to the same extent as the laws of the United States. Unauthorized use of our intellectual property by third parties, the failure of foreign countries to have laws to protect our intellectual property rights, or an inability to effectively enforce such rights in foreign countries could have an adverse effect on our business.
Further, some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that, based upon past experience and industry practice, such licenses may be obtained on commercially reasonable terms; however, there can be no guarantee that such licenses may be obtained on such terms or at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon the patents of others.
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
Our Technology Development Activities May Experience Delays
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
Our Ability to Generate Cash Depends on Many Factors Beyond Our Control. We Also Depend on the Business of Our Subsidiaries to Satisfy Our Cash Needs
Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund our other liquidity needs and make planned capital expenditures.
The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to adverse economic or industry conditions;

•	limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt.
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
In addition, we may fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility and other financing facilities. If any of the banks in these credit and financing facilities are unable to perform on their commitments, which may adversely affect our ability to fund seasonal working capital needs and obtain funding for other general corporate purposes, our cash flow, liquidity or financial condition may be adversely impacted. Although we currently have available credit facilities to fund our current operating needs, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and may have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations may continue. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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
If Securities or Industry Analysts Fail to Continue Publishing Research About Our Business, Our Stock Price and Trading Volume May Decline
The trading market for our common stock has historically been at low volumes and is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we may lose visibility in the financial markets, which in turn may cause our stock price or trading volume to decline.
Future Sales of Our Equity May Depress the Market Price of Our Common Stock
We have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock may be negatively affected. Further, due to our historically low trading volumes, such large stockholders may not be able to sell the number of shares they wish to sell and/or in the time frame in which they wish to sell. Moreover, while such large stockholders are attempting to sell their shares, other stockholders may not be able to sell their shares at the price and time that such other stockholders desire due to the low trading volumes of our stock. Additionally, in March 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (the first two-year period commenced on January 1, 2016 and ended on December 31, 2017) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. To the extent that the warrants vest and Comcast exercises the warrants and sells any of the shares of common stock issuable upon exercise, or the perception that such sales may occur, could adversely affect the market price and/or trading volume of our common stock. Based upon the volume of goods and services purchased by Comcast during the first two-year period which ended on December 31, 2017, Comcast vested in 175,000 of the warrants.
Approved Stock Repurchase Programs May Not Result in a Positive Return of Capital to Stockholders
Periodically, our Board approves programs to repurchase our common stock based upon an assessment of then current value as compared to then trading ranges and investor analyst reports.  Also considered in this decision is the effect any such repurchases may have on our cash balances and needs, cash flow, and short- and long-term borrowing. Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to our and these companies’ operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. While we believe our stock price should reflect expectations of future growth and profitability, we also believe our stock price should reflect expectations that our share repurchase program will be fully consummated even though our share repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet expectations related to future growth, profitability, share repurchases or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence.
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
Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products, AV accessory products, and proprietary technologies to subscription broadcasters, original equipment manufacturers, retailers and private label customers. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide.
While we generally have a broad and varied customer base, during the years ended December 31, 2018, 2017 and 2016, Comcast and AT&T accounted for sales totaling more than 10% of our net sales. In addition to these two customers, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large individual customers, or our inability to maintain order volume with these customers, may have an adverse effect on our sales, operating results, financial condition and cash flows.

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
Disruptions Caused by Labor Disputes or Organized Labor Activities Could Materially Harm our Business and Reputation
Currently, approximately 1,300 of our Brazil and Mexico employees are represented by labor unions. Disputes with the current labor unions or new union organizing activities could lead to production slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to some of our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.
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
Significant Developments From the Recent and Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect On Us
The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. On various dates in July, August and September, the U.S. government implemented additional tariffs of 25% and 10% (increasing to 25% on January 1, 2019), on certain goods imported from China. We manufacture a substantial amount of our products in China and are presently subjected to these additional tariffs and will remain so until the tariff lists remains unaltered. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.
As a result of these tariffs and other governmental action, we are presently shifting our production capabilities outside of China, which may result in potentially significant, material costs and disruption to our operations as we pursue the processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. Any shift in production outside of China may not be successful due to timing of implementing these changes, and we may not be successful in reducing our costs, or off-setting the impact of tariffs.
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

Strategic Business Transactions
We have historically made strategic acquisitions of businesses in industries adjacent to our core business and will likely acquire additional businesses in the future as part of our long-term growth strategy. The success of future acquisitions depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event we do not successfully integrate such future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
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
Additionally, we have goodwill and intangible assets recorded on our consolidated balance sheet. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate that such value may not be recoverable. Impairment assessment involves judgment as to assumptions regarding future sales and cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and may result in changes in our estimates of future sales and cash flows that may result in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.
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

Cybersecurity Issues: Security Breaches, Failure to Maintain the Integrity of and Protect Internal or Customer Data May Result in Faulty Business Decisions, Operational Inefficiencies, Damage to our Reputation and/or Subject Us to Costs, Fines, or Lawsuits
Our business requires collection, processing, and retention of large volumes of internal and sensitive and confidential customer data, including personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as customer product servicing, human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data, including proprietary information, is critical to us. If that data is inaccurate or incomplete, we may make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-party suppliers and vendors with which we do business, may be vulnerable to security breaches, cyber attacks, acts of vandalism or misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether caused by us, an unknown third party, or the retailers, dealers, licensees or other third-party suppliers and vendors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. As cyber security threats evolve in sophistication and become more prevalent in numerous industries worldwide, we continue to increase our sensitivity and attention to these threats, seek additional investments and resources to address these threats and enhance the security of our facilities and systems and strengthen our controls and procedures implemented to monitor and mitigate these threats. The domestic and international regulatory environment related to information security, data collection and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business. Compliance with these requirements, including the European Union's General Data Protection Regulation and other domestic and international regulations, could result in additional costs and changes to our business practices.

Moreover, we rely heavily on computer systems to manage and operate our business, record and process transactions, and manage, support and communicate with our employees, customers, suppliers and other vendors. Computer systems are important to production planning, finance, company operations and customer service, among other business-critical processes. Despite efforts to prevent disruptions to our computer systems, our systems may be affected by damage or interruption from, among other causes, power outages, system failures, computer viruses and other intrusions, including cyber attacks. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various continents in which we operate. Additionally, we rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions in or security breaches to such third-party systems.
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
We are Subject to a Wide Variety of Complex Domestic and Foreign Laws and Regulations
We are subject to a wide variety of complex domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. From time to time, our Company, our operations and the industries in which we operate are being reviewed or investigated by regulators, which may lead to enforcement actions or the assertion of private litigation claims and damages.
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
We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. We are affected by changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance. In the ordinary course of our business, we are subject to examinations and investigations by various tax authorities and other regulators. In addition to existing examinations and investigations, there could be additional examinations and investigations in the future, and existing examinations and investigations could be expanded.

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made substantial changes to then-current U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings going forward. The Tax Act contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the legislative language and guidance promulgated by regulators to determine the Tax Act's full impact on us. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, the Tax Act are subject to additional regulatory or administrative developments, including any regulations or additional guidance promulgated by the U.S. Internal Revenue Service or other regulators. Further, we can provide no assurance our current interpretations of, and assumptions regarding, the Tax Act and any related regulations or guidance will not be reviewed or investigated by regulators in the future. As a result, the Tax Act, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service or other regulators, and other tax laws could have significant effects on us, some of which could materially and adversely impact our financial condition, results of operations and cash flow.

For non-income tax risks, we estimate material loss contingencies and accrue for such loss contingencies as required by U.S. generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingency. In the event the loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material adverse effect on our results of operations or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material adverse effect on our results of operations, cash flow or financial condition for the annual or interim period during which such liability is accrued or paid. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we determine there is not a greater than 50% likelihood such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our results of operations, cash flow or financial position for the annual or interim period during which such liability is accrued or paid.

We are Required to Comply with Numerous Complex and Increasingly Stringent Domestic and Foreign Health, Safety and Environmental Laws and Regulations, the Cost of Which is Likely to Increase
Our operations are subject to various domestic and foreign health, safety and environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations. We expect health, safety and environmental laws and regulations to impose increasingly stringent requirements upon our industry and us in the future. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.
Changes in Financial Accounting Standards or Policies May Affect Our Reported Financial Condition or Results of Operations
From time to time the Financial Accounting Standards Board (the "FASB") and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret GAAP, such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company may be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which impacted the timing of revenue recognition for certain new and existing contracts with customers beginning January 1, 2018. Additionally, in February 2016, the FASB issued ASU 2016-02, “Leases,” which changes the accounting for leases. These and other potential changes in reporting standards may substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our global headquarters is located in Scottsdale, Arizona. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Scottsdale, Arizona	Corporate headquarters, engineering, research and development	25,106	Leased, expires February 27, 2027
Santa Ana, California	Engineering, research and development	36,184	Leased, expires October 31, 2022
Euclid, Ohio	Call center	12,728	Leased, expires June 30, 2025
Carlsbad, California	Engineering, research and development	27,141	Leased, expires November 30, 2019
San Mateo, California	Engineering, research and development	5,826	Leased, expires January 31, 2023
Poway, California	Engineering, research and development	7,891	Leased, expires November 30, 2021
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 28, 2024
Bangalore, India	Engineering, research and development	21,326	Leased, expires January 31, 2019
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires June 30, 2019
Suzhou, PRC	Engineering, research and development	5,705	Leased, expires December 31, 2020
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025
Yangzhou, PRC	Manufacturing facility	90,201	Leased, expires September 30, 2022
Guangzhou, PRC	Service Center	26,850	Leased, expires April 14, 2020
Qinzhou, PRC	Manufacturing facility	321,313	Leased, expires May 31, 2023
Qinzhou, PRC	Manufacturing facility	345,662	Leased, expires February 28, 2022
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2022
Monterrey, Mexico	Manufacturing facility	101,571	Leased, expires September 20, 2023
Monterrey, Mexico	Manufacturing facility	145,185	Leased, expires December 20, 2023

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. Our stockholders of record on March 11, 2019 numbered 135. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2018 - October 31, 2018	12,736	$35.59	11,500	$404,221	$5,000,000
November 1, 2018 - November 30, 2018	10,331	34.04	9,300	317,991	4,682,009
December 1, 2018 - December 31, 2018	17,007	26.79	9,500	268,321	4,413,688
Total	40,074	$31.45	30,300	$990,533

(1)
Of the repurchases in October, November and December, 1,236, 1,031 and 7,507 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)	Amounts in this column reflect the weighted average price paid for shares purchased under our share repurchase authorizations, inclusive of commissions paid to brokers.

(3)
On October 30, 2018, our board of directors approved a repurchase plan authorizing the repurchase of up to $5.0 million of our common stock. Under these authorizations, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. On December 31, 2018, we had $4.4 million of authorized repurchases remaining under the Board's authorizations.

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

Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five-year period ended December 31, 2018. The comparison assumes that $100 was invested on December 31, 2013 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Universal Electronics Inc.	$100	$171	$135	$169	$124	$66
S&P Small Cap 600	$100	$104	$101	$126	$141	$127
NASDAQ Composite Index	$100	$113	$120	$129	$165	$159
Peer Group Index (1)	$100	$110	$89	$123	$152	$143

(1)	Companies in the Peer Group Index are as follows: TiVo Corporation (formerly Rovi Corporation), Logitech International, Dolby Laboratories, Inc., and VOXX International Corp.
The information presented above is as of December 31, 2013 through December 31, 2018. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Net sales	$680,241	$695,790	$651,371	$602,833	$562,329
Operating income (loss)	$(1,665)	$10,670	$25,397	$35,919	$41,280
Net income (loss) attributable to Universal Electronics Inc.	$11,924	$(10,323)	$20,354	$29,174	$32,534
Earnings (loss) per share attributable to Universal Electronics Inc.:
Basic	$0.85	$(0.72)	$1.41	$1.91	$2.06
Diluted	$0.85	$(0.72)	$1.38	$1.88	$2.01
Shares used in computing earnings (loss) per share:
Basic	13,948	14,351	14,465	15,248	15,781
Diluted	14,060	14,351	14,764	15,542	16,152
Cash dividends declared per common share	—	—	—	—	—
Gross margin	20.8%	23.8%	25.2%	27.7%	29.7%
Operating expenses as a % of net sales	21.1%	22.3%	21.3%	21.8%	22.4%
Operating margin (deficit)	(0.2)%	1.5%	3.9%	5.9%	7.3%
Net income (loss) as a % of net sales	1.8%	(1.5)%	3.1%	4.8%	5.8%
Return on average assets	2.0%	(1.8)%	4.0%	6.1%	7.3%

	December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Working capital	$100,597	$74,362	$108,291	$100,200	$183,600
Ratio of current assets to current liabilities	1.4	1.2	1.5	1.5	2.3
Total assets	$555,596	$608,430	$521,036	$495,220	$463,070
Cash and cash equivalents	$53,207	$62,438	$50,611	$52,966	$112,521
Line of credit	$101,500	$138,000	$49,987	$50,000	$—
Stockholders’ equity	$262,960	$253,549	$280,510	$257,908	$315,621
Book value per share (1)	$19.03	$18.04	$19.28	$17.97	$19.85
Ratio of liabilities to liabilities and stockholders’ equity	52.7%	58.3%	46.2%	47.9%	31.8%

(1)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information for 2018, 2017, 2016 and 2015 compared to previous years is affected by the acquisitions of the net assets of Ecolink during the third quarter of 2015 and RCS during the second quarter of 2017. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 22" for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We develop control and sensor technology solutions and manufacture a broad line of pre-programmed and universal remote control products, AV accessories and intelligent wireless security and smart home products dedicated to redefining the home entertainment, automation and security experience. Our customers operate primarily in the consumer electronics market and include subscription broadcasters, OEMs, international retailers, private label brands, pro-security installers and companies in the computing industry. We also sell integrated circuits, on which our software and device control database is embedded, and license our device control database to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room air conditioning equipment, game consoles, and wireless mobile phones and tablets.
Since our beginning in 1986, we have compiled an extensive device control database that covers over one million individual device functions and approximately 8,600 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
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
To recap our results for 2018:

•	Net sales decreased 2.2% to $680.2 million in 2018 from $695.8 million in 2017.

•	Our gross margin percentage decreased from 23.8% in 2017 to 20.8% in 2018.

•	Operating expenses, as a percent of sales, decreased from 22.3% in 2017 to 21.1% in 2018

•
Operating income decreased 115.6% to an operating loss of $1.7 million in 2018 from operating income of $10.7 million in 2017, and our operating margin percentage decreased to an operating deficit of 0.2% in 2018, compared to an operating margin of 1.5% in 2017.

•	Our effective tax rate decreased to 54.4% in 2018 from 241.6% in 2017.
Our strategic business objectives for 2019 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and home automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.
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

Under prior accounting standards, prior to January 1, 2018, we recognized revenue on the sale of products when title of the goods had transferred, there was persuasive evidence of an arrangement (such as a purchase order from the customer), the sales price was fixed or determinable and collectability was reasonably assured. Revenue for term license fees were recognized on a straight-line basis over the effective term of the license when we could not reliably predict in which periods, within the term of the license, the licensee would benefit from the use of our patented inventions.
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
Inventories
Our finished good, component part, and raw material inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We write down our inventory for the estimated difference between cost and estimated net realizable value based upon our best estimates of future demand and market conditions. We carry inventory in amounts necessary to satisfy our customers' inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $1.5 million.
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
We determine the fair value of restricted stock awards utilizing the average of the high and low trading prices of our Company's common shares on the date they were granted.
The fair value of stock options granted to employees and directors is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, expected life in years and dividend yield. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the stock option. Expected life is computed utilizing historical exercise patterns and post-vesting behavior. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.
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
The fair value of performance-based common stock warrants is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the price of our common stock, the risk-free interest rate, expected volatility, expected life in years and dividend yield. The price of our common stock is equal to the average of the high and low trade prices of our common stock on the measurement date. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.2	76.2	74.8
Gross profit	20.8	23.8	25.2
Research and development expenses	3.5	3.1	3.0
Factory transition restructuring charges	—	0.9	0.7
Selling, general and administrative expenses	17.5	18.3	17.6
Operating income (loss)	(0.2)	1.5	3.9
Interest income (expense), net	(0.7)	(0.4)	(0.2)
Gain on sale of Guangzhou factory	5.4	—	—
Other income (expense), net	(0.6)	(0.1)	0.1
Income before provision for income taxes	3.9	1.0	3.8
Provision for income taxes	2.1	2.5	0.7
Net income (loss)	1.8%	(1.5)%	3.1%
Net income attributable to noncontrolling interest	—	—	0.0
Net income (loss) attributable to Universal Electronics Inc.	1.8%	(1.5)%	3.1%
Year Ended December 31, 2018 ("2018") Compared to Year Ended December 31, 2017 ("2017")
Net sales. Net sales for 2018 were $680.2 million, a decrease of 2.2% compared to $695.8 million in 2017. Net sales by our Business and Consumer lines were as follows:

	2018		2017
	$ (millions)	% of total	$ (millions)	% of total
Business	$619.5	91.1%	$642.2	92.3%
Consumer	60.7	8.9%	53.6	7.7%
Total net sales	$680.2	100.0%	$695.8	100.0%
Net sales in our Business lines (subscription broadcasting, OEM, and computing companies) were 91.1% of net sales in 2018 compared to 92.3% in 2017. Net sales in our Business lines in 2018 decreased by 3.5% to $619.5 million from $642.2 million in 2017. The decrease in Business line net sales was driven largely by lower than normal order volume from certain subscription broadcasting customers in North America that were undergoing platform transitions in 2018. North America net sales were also adversely impacted by production delays resulting from the transition of manufacturing activities, for products destined for the U.S. market, from our China factories to our Mexico facility. This transition is in response to higher U.S. tariffs being enacted in the second half of 2018 which affect the majority of our products that are sold in the United States. Our goal is to produce the majority of our products destined for the United States in Mexico by the summer of 2019. During this transition, our net sales in a given period could be impacted. Net sales in Latin America, particularly Brazil, also decreased due to the discontinuance of certain lower margin products. These decreases in net sales were partially offset by increased net sales to consumer electronics companies in Asia and increased net sales of our home security products.
Net sales in our Consumer lines (One For All® retail and private label) were 8.9% of net sales in 2018 compared to 7.7% in 2017. Net sales in our Consumer lines in 2018 increased by 13.2% to $60.7 million from $53.6 million in 2017 driven primarily by growth in North America and Europe, partially offset by decreased sales in Latin America and Asia.
Gross profit. Gross profit in 2018 was $141.8 million compared to $165.7 million in 2017. Gross profit as a percent of sales decreased to 20.8% in 2018 from 23.8% in 2017. The gross margin percentage was unfavorably impacted by inflation in the cost of certain components; the strengthening of the Chinese Yuan Renminbi relative to the U.S. Dollar; factory underutilization associated with ceasing manufacturing activities while transitioning our Asia operations onto our new global ERP system, which went live in Asia in April 2018; and asset write-downs associated with the closure and sale of our Guangzhou factory. In addition, in the fourth quarter of 2018, our gross margin percentage was unfavorably impacted by the transition of manufacturing activities from our China factories to our Mexico factory in an effort to mitigate the effect of increased U.S. tariffs on certain products manufactured in China and imported into the United States. In connection with this transition, we incurred direct costs relating to the movement of factory equipment and materials and duplicative labor efforts as well as indirect costs including unabsorbed duplicative overhead and manufacturing inefficiencies. We expect our gross margin rate to continue to be negatively impacted by the increased U.S. tariffs until the majority of products that are destined for the United States are manufactured outside of China. We expect this manufacturing transition to be completed by the summer of 2019.
Research and development ("R&D") expenses. R&D expenses increased 11.2% to $23.8 million in 2018 from $21.4 million in 2017 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Factory transition restructuring charges. In the first quarter of 2016, we implemented a plan to transition manufacturing activities from our southern-most China factory, located in the city of Guangzhou in the Guangdong province, to our other China factories. As a result, we incurred severance costs of $6.1 million in 2017.
Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 6.1% to $119.7 million in 2018 from $127.5 million in 2017, primarily due to a decrease in the incremental amount of contingent consideration recorded in connection with our acquisitions of the net assets of Ecolink and RCS, and a decrease in stock-based compensation expense.
Interest income (expense), net. Net interest expense was $4.7 million in 2018 compared to net interest expense of $2.5 million in 2017. This increase was primarily attributable to an increased level of borrowings and a higher interest rate on our line of credit.
Gain on sale of Guangzhou factory. In June 2018, we completed the sale of our Guangzhou manufacturing facility in exchange for cash proceeds of $51.3 million, resulting in a pre-tax gain of $37.0 million.
Other income (expense), net. Net other expense was $4.5 million in 2018 compared to net other expense of $0.8 million in 2017. This change was driven primarily by foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi and Argentinian Peso exchange rates versus the U.S. Dollar.
Income tax expense. Income tax expense was $14.2 million in 2018 compared to $17.6 million in 2017. Our effective tax rate was 54.4% in 2018 compared to 241.6% in 2017. The decrease in our effective tax rate was primarily due to the recording of $16.6 million of income tax expense in 2017 representing the estimated impact of the U.S. Tax Cuts and Jobs Act that was enacted in December 2017. Additionally, our 2018 effective tax rate was negatively impacted by the recording of an $8.1 million valuation allowance against U.S. federal and state deferred tax assets.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 ("2016")
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
Selling, general and administrative expenses. SG&A expenses increased 11.4% to $127.5 million in 2017 from $114.4 million in 2016. This increase was driven primarily by incremental expense recorded to reflect an increase in the value of contingent consideration to be paid in connection with our acquisition of the net assets of Ecolink; increased stock-based compensation expense; increased headcount and other direct costs associated with product development efforts as a result of an increase in the number of higher-end customer products; additional expense to support our implementation of a new ERP system; and additional expense as a result of the acquisition of the net assets of RCS in April 2017. Partially offsetting these increases was a decrease in legal expense as a result of higher legal fees, including the recording of a $2.0 million legal settlement, in 2016 related to patent litigation matters.
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
Income tax expense. Income tax expense was $17.6 million in 2017 compared to $4.8 million in 2016, and our effective tax rate was 241.6% in 2017 compared to 19.1% in 2016. The increase in our effective tax rate was driven by the recording of $16.6 million of income tax expense in 2017 representing the estimated tax impact of the U.S. Tax Cuts and Jobs Act that was enacted in December 2017.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Year Ended December 31, 2018	Increase (Decrease)	Year Ended December 31, 2017	Increase (Decrease)	Year Ended December 31, 2016
Cash provided by operating activities	$12,855	$3,690	$9,165	$(40,378)	$49,543
Cash provided by (used for) investing activities	23,575	74,802	(51,227)	(13,509)	(37,718)
Cash provided by (used for) financing activities	(53,318)	(103,688)	50,370	54,816	(4,446)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,756	3,559	(803)	4,331	(5,134)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,132)	$(21,637)	$7,505	$5,260	$2,245

	December 31, 2018	Increase (Decrease)	December 31, 2017
Cash and cash equivalents	$53,207	$(9,231)	$62,438
Working capital	100,597	26,235	74,362
Net cash provided by operating activities increased $3.7 million in 2018 when compared to 2017, primarily due to the net impact of changes in working capital associated with accounts receivable, inventories and accounts payable, partially offset by a $12.3 million decrease in operating income. With respect to accounts receivable, although net sales decreased by 2.2% in 2018 compared to 2017, accounts receivable decreased by 4.5% due to both collection timing and the timing of sales in 2018. Cash outflows associated with inventories decreased as we had some buildup of inventory at the end of 2017 related to the anticipated rollout of higher end platforms to certain customers as well as strategic purchases of certain raw materials to take advantage of favorable pricing. Our inventory turns decreased from 3.6 turns at December 31, 2017 to 3.3 turns at December 31, 2018. We expect inventory turns to improve in 2019 as we complete the transition of manufacturing activities from China to Mexico for certain products destined for the U.S. market. Cash outflows associated with accounts payable increased largely as a result of the timing of inventory purchases in 2018.
Net cash provided by operating activities decreased $40.4 million in 2017 when compared to 2016, primarily due to the net loss reported in 2017 and the net impact of changes in working capital needs associated with accounts receivable and inventories, partially offset by changes in the balances of income tax related assets and liabilities. With respect to accounts receivable, although net sales increased by 6.8% in 2017 compared to 2016, accounts receivable increased by 21.7% due to both collection timing and the timing of sales in 2017. At December 31, 2017, days sales outstanding was 75 days compared to 70 days at December 31, 2016. Cash outflows associated with inventories were greater in 2017 compared to 2016 primarily due the buildup of inventory described above. Our inventory turns decreased from 3.8 turns at December 31, 2016 to 3.6 turns at December 31, 2017. These cash flow impacts were partially offset by favorable cash flows associated with income taxes, which were driven by the timing of income tax payments as well as the usage of a significant portion of our deferred income tax assets in 2017 as a result of the enactment of the U.S. Tax Cuts and Jobs Act in December 2017.
Net cash provided by investing activities during 2018 was $23.6 million compared to net cash used for investing activities of $51.2 million and $37.7 million during 2017 and 2016, respectively. In 2018 we received net cash proceeds of $46.2 million for the sale of our Guangzhou factory, which was completed in June 2018. Acquisitions of property, plant and equipment returned to more normalized levels in 2018 compared to elevated levels in 2017 and 2016 which were driven by required investments in our remaining China factories to absorb the additional demand resulting from the aforementioned sale of our Guangzhou factory as well as the increased demand for our advanced remote controls. In addition, we invested in a new global ERP system which is now live in North America and Asia. In 2017, cash used for investing activities also included our acquisition of the net assets of RCS for $8.9 million.
Net cash used for financing activities was $53.3 million during 2018 compared to net cash provided by financing activities of $50.4 million during 2017 and net cash used for financing activities of $4.4 million during 2016. The primary drivers of our cash flows from financing activities in 2018, 2017 and 2016 were borrowings and repayments on our line of credit and repurchases of shares of our common stock. Net payments on our line of credit were $36.5 million in 2018, compared to net borrowings on our line of credit of $88.0 million in 2017. With regard to stock repurchases, during 2018, we purchased 413,585 shares of our common stock at a cost of $13.8 million, compared to 680,287 and 197,819 shares at a cost of $39.1 million and $12.6 million during 2017 and 2016, respectively. We hold repurchased shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our ongoing business objectives. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 14" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$27,305	$5,887	$11,130	$7,425	$2,863
Purchase obligations(1)	694	694	—	—	—
Contingent consideration (2)	12,625	4,190	7,906	529	—
Total contractual obligations	$40,624	$10,771	$19,036	$7,954	$2,863

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS.
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

	December 31,
	2018	2017	2016
Cash and cash equivalents	$53,207	$62,438	$50,611
Available borrowing resources	28,500	32,000	35,000
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
On December 31, 2018, we had $1.2 million, $20.9 million, $2.4 million, $19.9 million and $8.9 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $130.0 million revolving line of credit ("Credit Line") through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date on November 1, 2020. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at December 31, 2018.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at December 31, 2018 was 4.13%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2018, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At December 31, 2018, we had an outstanding balance of $101.5 million on our Credit Line and $28.5 million of availability.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.8 million annual impact on net income based on our outstanding Credit Line balance at December 31, 2018.
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
Foreign Currency Exchange Rate Risk
At December 31, 2018, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee, Philippine Peso and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2018, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen relative to the U.S. Dollar fluctuate 10% from December 31, 2018, net income in the first quarter of 2019 would fluctuate by approximately $9.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2019 expressed an unqualified opinion.

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
Los Angeles, California
March 14, 2019

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$53,207	$62,438
Restricted cash	—	4,901
Accounts receivable, net	144,689	151,578
Contract assets	25,572	—
Inventories, net	144,350	162,589
Prepaid expenses and other current assets	11,638	11,687
Assets held for sale	—	12,517
Income tax receivable	997	1,587
Total current assets	380,453	407,297
Property, plant and equipment, net	95,840	110,962
Goodwill	48,485	48,651
Intangible assets, net	24,370	29,041
Deferred income taxes	1,833	7,913
Other assets	4,615	4,566
Total assets	$555,596	$608,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107,282	$119,165
Line of credit	101,500	138,000
Accrued compensation	33,965	34,499
Accrued sales discounts, rebates and royalties	9,574	8,882
Accrued income taxes	3,524	3,670
Other accrued liabilities	24,011	28,719
Total current liabilities	279,856	332,935
Long-term liabilities:
Long-term contingent consideration	8,435	13,400
Deferred income taxes	930	4,423
Income tax payable	1,647	2,520
Other long-term liabilities	1,768	1,603
Total liabilities	292,636	354,881
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,932,703 and 23,760,434 shares issued on December 31, 2018 and 2017, respectively	239	238
Paid-in capital	276,103	265,195
Treasury stock, at cost, 10,116,459 and 9,702,874 shares on December 31, 2018 and 2017, respectively	(275,889)	(262,065)
Accumulated other comprehensive income (loss)	(20,281)	(16,599)
Retained earnings	282,788	266,780
Total stockholders' equity	262,960	253,549
Total liabilities and stockholders' equity	$555,596	$608,430
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$680,241	$695,790	$651,371
Cost of sales	538,437	530,083	487,247
Gross profit	141,804	165,707	164,124
Research and development expenses	23,815	21,416	19,850
Factory transition restructuring charges	—	6,145	4,493
Selling, general and administrative expenses	119,654	127,476	114,384
Operating income (loss)	(1,665)	10,670	25,397
Interest income (expense), net	(4,690)	(2,534)	(1,049)
Gain on sale of Guangzhou factory	36,978	—	—
Other income (expense), net	(4,457)	(848)	840
Income before provision for income taxes	26,166	7,288	25,188
Provision for income taxes	14,242	17,611	4,804
Net income (loss)	11,924	(10,323)	20,384
Net income attributable to noncontrolling interest	—	—	30
Net income (loss) attributable to Universal Electronics Inc.	$11,924	$(10,323)	$20,354

Earnings (loss) per share attributable to Universal Electronics Inc.:
Basic	$0.85	$(0.72)	$1.41
Diluted	$0.85	$(0.72)	$1.38
Shares used in computing earnings (loss) per share:
Basic	13,948	14,351	14,465
Diluted	14,060	14,351	14,764
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$11,924	$(10,323)	$20,384
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3,682)	6,222	(7,022)
Total comprehensive income (loss)	8,242	(4,101)	13,362
Comprehensive income attributable to noncontrolling interest	—	—	30
Comprehensive income (loss) attributable to Universal Electronics Inc.	$8,242	$(4,101)	$13,332
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	23,176	$232	(8,825)	$(210,333)	$228,269	$(15,799)	$255,240	$299	$257,908
Net income							20,354	30	20,384
Currency translation adjustment						(7,022)			(7,022)
Shares issued for employee benefit plan and compensation	130	1			912				913
Purchase of treasury shares			(198)	(12,647)					(12,647)
Stock options exercised	239	3			6,241				6,244
Shares issued to directors	30	—			—				—
Employee and director stock-based compensation					10,324				10,324
Tax benefit from exercise of non-qualified stock options and vested restricted stock					2,007				2,007
Performance - based common stock warrants					2,728				2,728
Deconsolidation of Encore Controls LLC								(329)	(329)
Balance at December 31, 2016	23,575	236	(9,023)	(222,980)	250,481	(22,821)	275,594	—	280,510
Impact to retained earnings from adoption of ASU 2016-09							1,509		1,509
Balance at January 1, 2017	23,575	236	(9,023)	(222,980)	250,481	(22,821)	277,103	—	282,019
Net loss							(10,323)		(10,323)
Currency translation adjustment						6,222			6,222
Shares issued for employee benefit plan and compensation	99	1			647				648
Purchase of treasury shares			(680)	(39,085)					(39,085)
Stock options exercised	56	1			1,441				1,442
Shares issued to directors	30	—			—				—
Employee and director stock-based compensation					11,943				11,943
Performance - based common stock warrants					683				683
Balance at December 31, 2017	23,760	238	(9,703)	(262,065)	265,195	(16,599)	266,780	—	253,549
Impact to retained earnings from adoption of ASU 2014-09							4,084		4,084
Balance at January 1, 2018	23,760	238	(9,703)	(262,065)	265,195	(16,599)	270,864	—	257,633
Net income							11,924		11,924
Currency translation adjustment						(3,682)			(3,682)
Shares issued for employee benefit plan and compensation	108	1			1,061				1,062
Purchase of treasury shares			(413)	(13,824)					(13,824)
Stock options exercised	35	—			864				864
Shares issued to directors	30	—			—				—
Employee and director stock-based compensation					8,820				8,820
Performance-based common stock warrants					163				163
Balance at December 31, 2018	23,933	$239	(10,116)	$(275,889)	$276,103	$(20,281)	$282,788	$—	$262,960
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash provided by (used for) operating activities:
Net income (loss)	$11,924	$(10,323)	$20,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,602	31,312	26,967
Provision for doubtful accounts	305	166	183
Provision for inventory write-downs	8,655	4,119	3,806
Gain on sale of Guangzhou factory	(36,978)	—	—
Deferred income taxes	3,967	7,597	(1,637)
Tax benefit from exercise of stock options and vested restricted stock	—	—	2,007
Excess tax benefit from stock-based compensation	—	—	(1,970)
Shares issued for employee benefit plan	1,062	648	913
Employee and director stock-based compensation	8,820	11,943	10,324
Performance-based common stock warrants	163	683	2,728
Impairment of China factory equipment	4,907	4,100	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	5,455	(22,192)	(3,882)
Inventories	(19,870)	(29,916)	(14,800)
Prepaid expenses and other assets	(587)	(4,477)	(772)
Accounts payable and accrued liabilities	(7,386)	10,970	10,451
Accrued income taxes	(1,184)	4,535	(5,159)
Net cash provided by operating activities	12,855	9,165	49,543
Cash provided by (used for) investing activities:
Proceeds from sale of Guangzhou factory	51,291	—	—
Acquisitions of property, plant and equipment	(20,142)	(40,384)	(40,651)
Refund of deposit received toward sale of Guangzhou factory	(5,053)	—	—
Acquisitions of intangible assets	(2,521)	(1,949)	(1,912)
Acquisition of net assets of Residential Control Systems, Inc.	—	(8,894)	—
Deposit received toward sale of Guangzhou factory	—	—	4,797
Deconsolidation of Encore Controls LLC	—	—	48
Net cash provided by (used for) investing activities	23,575	(51,227)	(37,718)
Cash provided by (used for) financing activities:
Borrowings under line of credit	68,000	157,000	147,974
Repayments on line of credit	(104,500)	(68,987)	(147,987)
Proceeds from stock options exercised	864	1,442	6,244
Treasury stock purchased	(13,824)	(39,085)	(12,647)
Contingent consideration payments in connection with business combinations	(3,858)	—	—
Excess tax benefit from stock-based compensation	—	—	1,970
Net cash provided by (used for) financing activities	(53,318)	50,370	(4,446)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,756	(803)	(5,134)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,132)	7,505	2,245
Cash, cash equivalents and restricted cash at beginning of year	67,339	59,834	57,589
Cash, cash equivalents and restricted cash at end of period	$53,207	$67,339	$59,834

Supplemental cash flow information:
Income taxes paid	$7,658	$8,280	$9,891
Interest paid	$4,981	$2,751	$1,208
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
Note 1 — Description of Business
Universal Electronics Inc. ("UEI"), based in Scottsdale, Arizona, develops and manufactures a broad line of easy-to-use, pre-programmed universal control products, audio-video ("AV") accessories and intelligent wireless security and smart home products as well as software designed to enable consumers to wirelessly connect, control and interact with an increasingly complex home entertainment, automation and security environment. In addition, over the past 30 years, we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.
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
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
Revenue Recognition
We adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," and all related amendments as of January 1, 2018. The impact of this new guidance on our accounting policies and consolidated financial statements is described below under this caption and further in Note 2 under the caption "Recently Adopted Accounting Pronouncements."
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Under prior accounting standards, prior to January 1, 2018, we recognized revenue on the sale of products when title of the goods had transferred, there was persuasive evidence of an arrangement (such as a purchase order from the customer), the sales price was fixed or determinable and collectability was reasonably assured. Revenue for term license fees were recognized on a straight-line basis over the effective term of the license when we could not reliably predict in which periods, within the term of the license, the licensee would benefit from the use of our patented inventions.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $1.3 million, $1.1 million, and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $12.2 million, $12.2 million and $11.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense in proportion to vesting during the requisite service period, which ranges from one to four years. Forfeitures of stock-based awards are accounted for as they occur.
We determine the fair value of restricted stock awards utilizing the average of the high and low trading prices of our Company's common shares on the date they were granted.
The fair value of stock options granted to employees and directors is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, expected life in years and dividend yield. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the stock option. Expected life is computed utilizing historical exercise patterns and post-vesting behavior. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 16 for further information regarding stock-based compensation.
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
The fair value of performance-based common stock warrants is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the price of our common stock, the risk-free interest rate, expected volatility, expected life in years and dividend yield. The price of our common stock is equal to the average of the high and low trade prices of our common stock on the measurement date. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 17 for further information regarding performance-based common stock warrants.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, including the dilutive effect of stock options, restricted stock and common stock warrants, outstanding during the period. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method; however, dilutive potential common shares are excluded where their inclusion would be anti-dilutive.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost. The cost of property, plant, and equipment includes the purchase price of the asset and all expenditures necessary to prepare the asset for its intended use. We capitalize additions and improvements and expense maintenance and repairs as incurred. To qualify for capitalization, an asset, excluding computer equipment, must have a useful life greater than one year and a cost equal to or greater than $5,000 for individual assets or $5,000 for assets purchased in bulk. To qualify for capitalization, computer equipment must have a useful life of greater than one year and a cost equal to or greater than $1,000 for individual assets or $5,000 for assets purchased in bulk.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
DECEMBER 31, 2018

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
Derivatives
Our foreign currency exposures are primarily concentrated in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Mexican Peso and Philippine Peso. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes.
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
DECEMBER 31, 2018

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
The cumulative effects of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, were as follows:

	As reported	Adjustments due to ASU 2014-09	Balance at
Consolidated Balance Sheet (In thousands)	12/31/2017		1/1/2018
Contract assets	$—	$29,759	$29,759
Inventories, net	162,589	(23,830)	138,759
Prepaid expenses and other current assets	11,687	(174)	11,513
Deferred income tax assets	7,913	2,572	10,485
Accounts payable and other current liabilities	332,935	4,100	337,035
Deferred income tax liabilities	4,423	122	4,545
Retained earnings	266,780	4,084	270,864
The following tables compare the reported consolidated balance sheet and statements of operations as of and for the twelve months ended December 31, 2018, to pro forma amounts had the previous guidance been in effect. The guidance did not have a significant impact on the Company's consolidated statement of cash flows.

	As of December 31, 2018
Consolidated Balance Sheet (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Assets
Contract assets	$25,572	$—	$25,572
Inventories, net	144,350	164,974	(20,624)
Prepaid expenses and other current assets	11,638	11,610	28
Deferred income taxes	1,833	1,889	(56)

Liabilities and Equity
Accounts payable and other current liabilities	$279,856	$278,106	$1,750
Accumulated other comprehensive income (loss)	(20,281)	(19,750)	(531)
Retained earnings	282,788	279,087	3,701

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

	Twelve months ended December 31, 2018
Consolidated Statement of Operations (In thousands)	As reported	Without Adoption of ASU 2014-09	Effect of Change
Net sales	$680,241	$684,043	$(3,802)
Cost of sales	538,437	541,731	(3,294)
Selling, general and administrative expenses	119,654	119,646	8
Provision for income taxes	14,242	14,375	(133)
Net income	11,924	12,307	(383)

Earnings per share:
Basic	$0.85	$0.88	$(0.03)
Diluted	$0.85	$0.88	$(0.03)
Other Accounting Pronouncements
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
Recent Accounting Updates Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, "Leases," which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance will require lessees to recognize a right-of-use asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018 and as originally released required adoption utilizing a modified retrospective approach. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method when adopting ASU 2016-02. Under the original guidance, the modified retrospective approach provided that ASU 2016-02 be applied at the beginning of the earliest period presented. ASU 2018-11 allows for the application of the new guidance as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. We plan to adopt ASU 2016-02 effective January 1, 2019 using the new transition guidance provided in ASU 2018-11. Thus prior periods will not be restated. We have largely completed our review of our lease agreements and our assessment of the impact of adopting this standard on our consolidated financial statements, and we estimate that on the adoption date we will record right-of-use assets and corresponding lease liabilities of up to $27 million. Based on our present estimates, we do not expect to record any cumulative-effect impact through retained earnings on the adoption date.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This guidance updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
In August 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which amends ASC 350-40, "Intangibles - Goodwill and Other - Internal-Use Software." The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and requires the capitalized implementation costs to be expensed over the term of the hosting arrangement. The accounting for the service element of a hosting arrangement that is a service contract is not affected. ASU 2018-15 is effective for fiscal periods beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the impact that ASU 2018-07 will have on our consolidated financial statements.

Note 3 — Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2018	2017
United States	$1,156	$10,489
People's Republic of China ("PRC")	20,885	23,283
Asia (excluding the PRC)	2,398	1,405
Europe	19,907	18,071
South America	8,861	9,190
Total cash and cash equivalents	$53,207	$62,438
Restricted Cash
In connection with a proposed sale of our Guangzhou factory in the PRC (Note 13), a prospective buyer made a cash deposit of RMB 32 million ($5.1 million based on April 2018 exchange rates) into an escrow account on September 29, 2016. Under the terms of the escrow account, these funds were not to be paid to us until the close of the sale. Accordingly, this deposit was presented as restricted cash within our consolidated balance sheet. In April 2018, the sale transaction with this buyer was terminated and this deposit was returned to the buyer.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 4 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

	December 31,
(In thousands)	2018	2017
Trade receivables, gross	$133,774	$142,299
Allowance for doubtful accounts	(1,121)	(1,064)
Allowance for sales returns	(731)	(562)
Net trade receivables	131,922	140,673
Other	12,767	10,905
Accounts receivable, net	$144,689	$151,578
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$1,064	$904	$822
Additions to costs and expenses	305	166	183
(Write-offs)/Foreign exchange effects	(248)	(6)	(101)
Balance at end of period	$1,121	$1,064	$904
Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Year Ended December 31,
	2018				2017		2016
	$ (thousands)		% of Net Sales		$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$119,809		17.6%		$159,829	23.0%	$149,476	22.9%
AT&T	—	(1)	—	(1)	77,888	11.2	74,704	11.5
(1) Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	December 31,
	2018				2017
	$ (thousands)		% of Accounts Receivable, Net		$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	—	(1)	—	(1)	$25,142	16.6%
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net at December 31, 2018.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 5 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

	December 31,
(In thousands)	2018	2017
Raw materials	$68,834	$43,638
Components	25,071	16,214
Work in process	5,577	1,847
Finished goods	50,006	105,178
Reserve for excess and obsolete inventory	(5,138)	(4,288)
Inventories, net	$144,350	$162,589

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Balance at beginning of period	$4,288	$4,205	$3,045
Additions charged to costs and expenses (1)	6,702	3,685	3,464
Sell through (2)	(1,825)	(1,242)	(1,116)
(Write-offs)/Foreign exchange effects	(4,027)	(2,360)	(1,188)
Balance at end of period	$5,138	$4,288	$4,205

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $2.0 million, $0.4 million, and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts are production waste and are not included in management’s reserve for excess and obsolete inventory.

(2)	These amounts represent the reversal of reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Year Ended December 31,
	2018				2017		2016
	$ (thousands)		% of Total Inventory Purchases		$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Texas Instruments	—	(1)	—	(1)	$42,058	10.0%	$42,370	11.7%
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.

Related Party Supplier
During the twelve months ended December 31, 2018, 2017, and 2016, we purchased certain printed circuit board assemblies from a related party supplier. The supplier was considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owned 40% of this supplier. In the second quarter of 2018, our Senior Vice President sold his interest in this supplier, and thus this supplier is no longer considered a related party.
Total inventory purchases made from this supplier while it was a related party were $1.1 million, $5.2 million and $6.4 million during the twelve months ended December 31, 2018, 2017 and 2016, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2018	2017
Buildings	$18,799	$20,806
Machinery and equipment	87,700	82,188
Tooling	29,575	33,622
Leasehold and building improvements	34,486	31,158
Software	25,406	18,240
Furniture and fixtures	2,572	5,620
Computer equipment	8,551	7,154
	207,089	198,788
Accumulated depreciation	(116,805)	(102,323)
	90,284	96,465
Construction in progress	5,556	14,497
Total property, plant, and equipment, net	$95,840	$110,962
Depreciation expense, including tooling depreciation which is recorded in cost of goods sold, was $26.4 million, $24.4 million and $20.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The net book value of property, plant, and equipment located within the PRC was $76.4 million and $93.6 million on December 31, 2018 and 2017, respectively.
During the year ended December 31, 2018, we incurred $2.9 million in impairment on tooling and equipment as a result of the transition of manufacturing operations between our China-based manufacturing facilities following the closure of our Guangzhou factory, which was sold in 2018. We incurred an additional $2.0 million of impairment on factory equipment during the year ended December 31, 2018 as a result of the transition of certain manufacturing operations out of China in response to tariffs enacted in the U.S. in 2018 on certain products manufactured in China and imported into the U.S. These impairment charges, aggregating to $4.9 million, are recorded within cost of goods sold for the year ended December 31, 2018. During the fourth quarter of 2017, we performed an impairment analysis over our factory assets in China, which was triggered primarily by the transition of a number of our customers to next generation products. Based on our forecasted future production, we determined that the realizable value of certain tooling and equipment was less than net book value. Accordingly, we recorded an impairment charge of $4.1 million, of which $3.8 million was recorded in cost of goods sold and the remaining $0.3 million was recorded in selling, general and administrative expenses, during the year ended December 31, 2017.
Construction in progress was as follows:

	December 31,
(In thousands)	2018	2017
Buildings	$275	$—
Machinery and equipment	2,444	3,884
Tooling	1,581	3,697
Leasehold and building improvements	675	1,014
Software	352	5,714
Other	229	188
Total construction in progress	$5,556	$14,497
We expect that most of the assets under construction will be placed into service during the first six months of 2019. We will begin to depreciate the cost of these assets under construction once they are placed into service.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2016	$43,052
Goodwill acquired during the period (1)	5,494
Foreign exchange effects	105
Balance at December 31, 2017	48,651
Foreign exchange effects	(166)
Balance at December 31, 2018	$48,485

(1)	During 2017, we recognized $5.5 million of goodwill related to the Residential Control Systems, Inc. acquisition. Refer to Note 22 for further information about this acquisition.
We conducted annual goodwill impairment reviews on December 31, 2018, 2017, and 2016 utilizing significant unobservable inputs (level 3). Based on the analysis performed, we determined that our goodwill was not impaired.
Intangible Assets, Net
The components of intangible assets, net were as follows:

	December 31,
	2018			2017
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Distribution rights (10 years)	$329	$(188)	$141	$344	$(165)	$179
Patents (10 years)	14,560	(5,704)	8,856	13,250	(5,310)	7,940
Trademarks and trade names (10 years)	2,786	(1,900)	886	2,786	(1,594)	1,192
Developed and core technology (5-15 years)	12,560	(8,087)	4,473	12,560	(6,071)	6,489
Capitalized software development costs (2 years)	155	—	155	142	(77)	65
Customer relationships (10-15 years)	32,534	(22,675)	9,859	32,534	(19,395)	13,139
Order backlog (1 year)	—	—	—	150	(113)	37
Total intangible assets, net	$62,924	$(38,554)	$24,370	$61,766	$(32,725)	$29,041

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.1 million and $6.0 million on December 31, 2018 and 2017, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs and order backlog, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cost of sales	$103	$184	$76
Selling, general and administrative expenses	7,081	6,772	6,198
Total amortization expense	$7,184	$6,956	$6,274

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Estimated future annual amortization expense related to our intangible assets at December 31, 2018, is as follows:

(In thousands)
2019	$7,102
2020	5,938
2021	2,372
2022	2,259
2023	2,110
Thereafter	4,589
Total	$24,370
The remaining weighted average amortization period of our intangible assets is 6.4 years.
Note 8 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $130.0 million revolving line of credit ("Credit Line") through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date on November 1, 2020. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit. There were no outstanding letters of credit at December 31, 2018.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at December 31, 2018 was 4.13%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2018, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At December 31, 2018, we had $101.5 million outstanding under the Credit Line. Our total interest expense on borrowings was $5.0 million, $2.7 million and $1.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Note 9 — Income Taxes
In 2018, 2017 and 2016, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Domestic operations	$(28,482)	$(12,852)	$165
Foreign operations	54,648	20,140	25,023
Total	$26,166	$7,288	$25,188

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current tax expense:
U.S. federal	$(1,074)	$3,406	$1,748
State and local	83	72	374
Foreign	10,829	8,304	4,150
Total current	9,838	11,782	6,272
Deferred tax (benefit) expense:
U.S. federal	3,961	9,495	(1,416)
State and local	1,930	(369)	(356)
Foreign	(1,487)	(3,297)	304
Total deferred	4,404	5,829	(1,468)
Total provision for income taxes	$14,242	$17,611	$4,804
Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Inventory reserves	$1,428	$1,104
Capitalized research costs	22	23
Capitalized inventory costs	1,541	609
Net operating losses	2,810	999
Acquired tangible assets	1,204	287
Accrued liabilities	1,090	1,239
Income tax credits	10,020	8,861
Stock-based compensation	3,181	2,712
Amortization of intangible assets	1,135	526
Total deferred tax assets	22,431	16,360
Deferred tax liabilities:
Depreciation	661	(944)
Allowance for doubtful accounts	(739)	(444)
Other	(4,189)	(2,680)
Total deferred tax liabilities	(4,267)	(4,068)
Net deferred tax assets before valuation allowance	18,164	12,292
Less: Valuation allowance	(17,261)	(8,802)
Net deferred tax assets	$903	$3,490

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Tax provision at statutory U.S. rate	$5,495	$2,551	$8,554
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(1,792)	(733)	(553)
Foreign tax rate differential	(2,079)	(296)	(3,244)
Foreign undistributed earnings, net of credits	5,329	14,211	—
Nondeductible items	1,197	891	839
Federal research and development credits	(713)	(620)	(710)
Non-territorial income	(1,079)	(1,517)	(1,458)
Withholding tax	5,454	1,078	1,762
Change in deductibility of social insurance	(3)	5	8
Uncertain tax positions	(159)	1,344	165
Stock-based compensation	213	479	—
Federal tax rate change	466	686	—
Valuation allowance	8,057	149	1,598
Foreign permanent benefit	(7,077)	(451)	(2,110)
Other	933	(166)	(47)
Tax provision	$14,242	$17,611	$4,804
At December 31, 2018, we had federal and state Research and Experimentation ("R&E") income tax credit carryforwards of $0.5 million and $9.4 million, respectively. The federal R&E income tax credits begin expiring in 2038. The state R&E income tax credits do not have an expiration date.
At December 31, 2018, we had state and foreign net operating loss carryforwards of $16.8 million and $5.6 million, respectively. The state and foreign carryforwards begin to expire in 2026 and 2023, respectively.
At December 31, 2018, we assessed the realizability of the Company's deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company's deferred tax assets, we established a valuation allowance against certain deferred tax assets. The Company's historic valuation allowance primarily relates to state R&E income tax credits generated during the prior years and current year. We had cumulative operating losses for the three years ended in 2018 for our U.S. operations and state operations and accordingly, have provided a full valuation allowance on our U.S. and state deferred tax assets of $6.0 million and $1.5 million, respectively, as we have determined that it is more likely than not that the tax benefits will not be realized in the future. Additionally, we recorded a valuation allowance of $0.4 million at December 31, 2018 related to certain deferred tax assets in our Argentina office due to sustained losses in that jurisdiction. If and when recognized, the tax benefits relating to any reversal of valuation allowance will be recorded as a reduction of income tax expense. The valuation allowance increased by $8.5 million and $0.2 million during the years ended December 31, 2018 and 2017, respectively.
Uncertain Tax Positions
At December 31, 2018 and 2017, we had unrecognized tax benefits of approximately $4.6 million and $5.6 million, including interest and penalties, respectively. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest and penalties are included in the unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Changes to our gross unrecognized tax benefits were as follows:

	Year ended December 31,
(In thousands)	2018	2017	2016
Balance at beginning of period	$5,081	$3,622	$3,469
Additions as a result of tax provisions taken during the current year	702	1,489	305
Foreign currency translation	(51)	90	(93)
Lapse in statute of limitations	(80)	(141)	(67)
Settlements	(1,612)	—	—
Other	—	21	8
Balance at end of period	$4,040	$5,081	$3,622
Approximately $4.3 million, $5.3 million and $3.6 million of the total amount of unrecognized tax benefits at December 31, 2018, 2017 and 2016, respectively, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We anticipate a decrease in unrecognized tax benefits of approximately $0.7 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. As of December 31, 2018, the open statutes of limitations for our significant tax jurisdictions are as follows: federal for 2015 through 2017, state for 2014 through 2017, and non-U.S. for 2012 through 2017.

U.S. Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Tax Act") was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in SEC Staff Accounting Bulletin No. 118 because we had not yet completed our enactment-date accounting for these effects. In 2018 and 2017, the Company recorded tax expense related to the enactment-date effects of the Tax Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities and recognizing the effects of provisionally electing to account for Global Intangible Low-Taxed Income ("GILTI") as a period cost. The changes to 2017 enactment-date provisional amounts decreased tax expense in 2018 by an insignificant amount.

SAB 118 Measurement Period
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, "Income Taxes," for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on GILTI. At December 31, 2018, we had completed our accounting for all of the enactment-date income tax effects of the Tax Act.

Transition Tax
The one-time transition tax is based on our total post-1986 earnings and profits ("E&P"), the tax on which we previously deferred from U.S. income taxes under U.S. law. We recorded a provisional amount for our one-time transition tax liability for each of our foreign subsidiaries, resulting in a transition tax liability of $2.2 million at December 31, 2017. Upon further analyses of the Tax Act and Notices and regulations issued and proposed by the US Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018. We decreased our December 31, 2017 provisional amount by an immaterial amount, which is included as a component of income tax expense. We have elected to pay our transition tax over

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

the eight-year period provided in the Act. As of December 31, 2018, the remaining balance of our transition tax obligation is $1.2 million, which will be paid over the next seven years.

Deferred Tax Assets and Liabilities
As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $2.3 million. Upon further analysis of certain aspects of the Act and refinement of our calculations during the year ended December 31, 2018, we adjusted our provisional amount by $0.3 million, which is included as a component of income tax expense.

Global Intangible Low-taxed Income (GILTI)
The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, "Accounting for Global Intangible Low-Taxed Income," states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because we were evaluating the provision of GILTI as of December 31, 2017, we recorded no GILTI-related deferred amounts in 2017. We have elected to account for GILTI in the year the tax is incurred.

Indefinite Reinvestment Assertion
Beginning in 2018, the Tax Act generally provides a 100% federal deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC Topic 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries, including potential foreign withholding taxes on distributions. Historically, the undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested. Previously, no provision for U.S. federal and state income taxes or foreign withholding taxes had been provided on U.S. earnings. In 2018, we changed our assertion, and provided a $1.2 million deferred tax liability related to state tax liabilities on future distributions.
Note 10 — Accrued Compensation
The components of accrued compensation were as follows:

	December 31,
(In thousands)	2018	2017
Accrued social insurance (1)	$16,735	$17,727
Accrued salary/wages	8,783	7,910
Accrued vacation/holiday	2,954	2,769
Accrued bonus (2)	2,361	2,329
Accrued commission	1,432	1,089
Other accrued compensation	1,700	2,675
Total accrued compensation	$33,965	$34,499

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2018 and 2017.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.4 million and $0.7 million at December 31, 2018 and 2017, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 11 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2018	2017
Deposit toward sale of Guangzhou factory	—	4,901
Duties	4,865	1,184
Freight and handling fees	3,217	1,983
Professional fees	1,930	1,578
Property, plant and equipment	91	2,151
Sales taxes and VAT	1,050	2,955
Short-term contingent consideration	4,190	3,800
Tooling (1)	1,770	1,843
Other	6,898	8,324
Total other accrued liabilities	$24,011	$28,719

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.
Note 12 — Leases
We lease land, office and warehouse space, and certain office equipment under operating leases that expire at various dates through November 30, 2060.
Rent expense for our operating leases was $4.9 million, $4.2 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Estimated future minimum non-cancelable operating lease payments at December 31, 2018 were as follows:

(In thousands)	Amount
2019	$5,887
2020	5,620
2021	5,510
2022	4,707
2023	2,718
Thereafter	2,863
Total operating lease commitments	$27,305
Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. For these leases, we recognize rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 48 months to 125 months. The related short-term liability is recorded in other accrued liabilities (see Note 11) and the related long term liability is recorded in other long-term liabilities. The total liability related to rent escalations was $1.1 million and $1.2 million at December 31, 2018 and 2017, respectively.
The lease agreements for our offices in Santa Ana, California and Scottsdale, Arizona contain allowances for moving expenses and tenant improvements aggregating $1.8 million. These moving and tenant improvement allowances are recorded within other accrued liabilities and other long-term liabilities, depending on the short-term or long-term nature, and are being amortized as a reduction of rent expense over the related lease term.
Rental Costs During Construction
Rental costs associated with operating leases incurred during a construction period are expensed.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Prepaid Land Lease
We operate one factory within the PRC on which the land is leased from the government as of December 31, 2018. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained a land-use right certificate for the land pertaining to this factory.
The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this prepaid lease was $2.5 million on December 31, 2018, and will be amortized on a straight-line basis over the remaining term of approximately 40 years. The buildings located on this land had a net book value of $18.2 million on December 31, 2018 and will be depreciated over a remaining weighted average period of 21 years.
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
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Balance at beginning of period	$339	$134	$35
Accruals for warranties issued during the period	787	312	102
Settlements (in cash or in kind) during the period	(850)	(107)	(3)
Balance at end of period	$276	$339	$134
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
On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account upon the execution of the agreement, which we have presented as restricted cash in our consolidated balance sheet at December 31, 2017 (also refer to Note 3). In April 2018, we and the buyer mutually agreed to terminate the sale. The mutually agreed termination took

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

effect immediately with no incremental penalty or costs to either party. In connection with this termination, the deposit was returned to the buyer.
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
Other Restructuring Activities
In the fourth quarter of 2018, we implemented a plan to relocate our corporate office from Santa Ana, California to Scottsdale, Arizona and to relocate our Asian engineering leadership, supply chain and customer support functions from Hong Kong to our other facilities in China. In connection with these restructuring activities, we incurred severance costs of $0.9 million during the year ended December 31, 2018, which are included within selling, general and administrative expenses. These relocations are expected to be completed in the first half of 2019 and are not expected to result in significant additional severance costs.
Litigation
On March 2, 2012 and June 28, 2013, we filed two different lawsuits against Universal Remote Control, Inc. ("URC") alleging that URC, and in some cases its affiliated suppliers Ohsung Electronics Co., Ltd. and Ohsung Electronics USA, Inc. (collectively "Ohsung"), were infringing on certain of our patents. In September 2015, the court awarded URC $4.6 million in attorneys' fees and costs related to the first lawsuit. In December 2016, in connection with these matters, we entered into a confidential Settlement, License and Release Agreement dated September 22, 2016 with URC and Ohsung (collectively the “URC Parties”) to settle all litigation matters between us and the URC Parties. By and during the term of this agreement, we and the URC Parties dismissed all litigation matters and appeals with prejudice. Additionally, the URC Parties received a limited paid up license to the technologies covered by the patents in this litigation and a limited covenant not to sue with respect to certain of URC's products existing as of the settlement date. As a result of the Settlement, License and Release Agreement, we accrued $2.0 million within selling, general and administrative expenses for the year ended December 31, 2016, bringing the total liability accrued in connection with the URC matters to $6.6 million at December 31, 2016. On January 30, 2017, we paid URC $6.6 million.
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido") filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV"), and one of its customers, Telenet ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court's ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to the asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations and in June 2017, a hearing was held before the trial court. During this hearing, Ruwido sought to have a second product which we are currently selling to Telenet included in this case. In September 2017, the Court ruled in our favor that our current product cannot be made part of this case. The Court also refused to rule on whether the original product (which we are no longer selling) infringes the Ruwido patent, instead deciding to wait until the European Patent Office (the "EPO") has ruled on our Opposition (see below). Finally, the Court ruled that our original product (which we are no longer selling) infringes certain of Ruwido's design rights, but stayed any decision of compensation and/or damages until all aspects of the case have been decided. We have filed an appeal as to the Court's ruling of infringement and submissions by the parties were due to the Court during the second quarter of 2018 with a hearing expected to take place in late 2018. Subsequent to the Court's ruling that a second product could not be added to the first case on the merits, Ruwido filed a separate case on the merits with respect to this second product, claiming that it too infringes the same patent at issue in the first suit. We have denied these claims. According to the Court's trial schedule, briefs from both parties will be due during the second half of 2018 and early 2019 with a trial date set for January 2019. This trial date has since been moved to June 4, 2019. In September 2015, UEBV filed an Opposition with the EPO seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We have assembled this additional information and

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

the final hearing was scheduled for January 29, 2019. The EPO held this hearing on January 29 and 30, 2019 and revoked Ruwido's patent as originally filed. The EPO, however, maintained the patent in an amended form with a much narrower claim. The parties have the right to appeal the EPO's decision, but at this time, neither have done so. On September 5, 2017, Ruwido and FMH filed a patent infringement case on the merits against UEBV and Telenet in the Netherlands alleging the same claims of infringement as in the Belgium Courts (see above). We have denied these claims and filed a counterclaim seeking to invalidate the Ruwido patent. A November 30, 2018 hearing date was set by the Court but it deferred its decision until the decision from the EPO has become final.
On September 5, 2018, we filed a lawsuit against Roku, Inc. (“Roku”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Roku, Inc.) alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Ultra, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. Roku has answered our complaint with a general denial. In December 2018, the Court set a trial date of June 16, 2020. We are currently proceeding with discovery and motions.
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
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2018 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2018, approximately 52 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2018 and 2017 for the India Plan was not material. During the years ended December 31, 2018, 2017, and 2016, the net periodic benefit costs were also not material.
Note 14 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On October 30, 2018, our Board approved an adjustment to the amount of common stock that we could purchase under our existing repurchase plan to an amount not to exceed $5.0 million of our common stock. As of December 31, 2018, we had $4.4 million of authorized repurchases remaining under the Board's authorizations. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Shares repurchased	413	680	198
Cost of shares repurchased	$13,824	$39,085	$12,647
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

Note 15 — Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
United States	$315,214	$345,838	$338,338
Asia (excluding PRC)	124,657	104,668	89,527
People’s Republic of China	91,446	83,036	77,224
Europe	85,228	79,183	74,113
Latin America	30,954	54,113	47,286
Other	32,742	28,952	24,883
Total net sales	$680,241	$695,790	$651,371
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

	December 31,
(In thousands)	2018	2017
United States	$14,504	$14,674
People's Republic of China	79,382	96,984
All other countries	6,569	3,870
Total long-lived tangible assets	$100,455	$115,528

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 16 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cost of sales	$84	$71	$57
Research and development expenses	744	551	541
Selling, general and administrative expenses:
Employees	6,491	7,368	7,095
Outside directors	1,501	3,953	2,631
Total employee and director stock-based compensation expense	$8,820	$11,943	$10,324

Income tax benefit	$1,870	$2,954	$3,102
Stock Options
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2018	2017	2016
Weighted average fair value of grants	$14.26	$19.61	$17.96
Risk-free interest rate	2.51%	1.75%	1.36%
Expected volatility	33.09%	34.25%	41.38%
Expected life in years	4.53	4.52	4.55
Stock option activity was as follows:

	2018				2017				2016
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	520	$42.56			652	$39.27			648	$30.50
Granted	119	44.95			92	62.70			243	49.67
Exercised	(35)	24.67		$744	(56)	25.72		$2,140	(239)	26.09		$9,933
Forfeited/canceled/expired	(7)	27.74			(168)	46.44			—	—
Outstanding at end of the year (1)	597	$44.27	4.08	$758	520	$42.56	4.25	$5,607	652	$39.27	4.78	$16,553
Vested and expected to vest at the end of the year (1)	597	$44.27	4.08	$758	520	$42.56	4.25	$5,607	652	$39.27	4.78	$16,548
Exercisable at the end of the year (1)	430	$42.30	3.43	$758	381	$36.39	3.72	$5,607	363	$30.21	3.88	$12,511

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2018, 2017, and 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2018, 2017, and 2016. This amount will change based on the fair market value of our stock.

During the years ended December 31, 2018, 2017, and 2016, there were no modifications made to outstanding stock options.
Cash received from option exercises for the years ended December 31, 2018, 2017, and 2016 was $0.9 million, $1.4 million, and $6.2 million, respectively. The actual tax benefit realized from option exercises was $0.2 million, $0.7 million and $2.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Significant option groups outstanding at December 31, 2018 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000’s)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000’s)	Weighted-Average Exercise Price
$18.25 to $20.55	134	3.35	$19.63	134	$19.63
$35.28 to $44.95	200	4.50	41.04	81	35.28
$51.38 to $65.54	263	4.14	59.31	215	59.03
	597	4.08	$44.27	430	$42.30
As of December 31, 2018, we expect to recognize $1.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.7 years.
On February 13, 2019, certain executive employees were granted 150,780 stock options in connection with the 2018 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 13, 2020 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.6 million.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	2018		2017		2016
	Shares (in 000’s)	Weighted-Average Grant Date Fair Value	Shares (in 000’s)	Weighted-Average Grant Date Fair Value	Shares (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	162	$61.19	153	$57.43	225	$51.31
Granted	167	42.65	133	64.14	77	63.30
Vested	(109)	56.16	(119)	59.67	(146)	51.10
Forfeited	(16)	54.16	(5)	60.11	(3)	60.17
Non-vested at end of the year	204	$49.23	162	$61.19	153	$57.43
As of December 31, 2018, we expect to recognize $6.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.
In February 2019, certain executives and employees were granted 210,927 restricted stock awards in connection with the 2018 annual review cycle. These awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (57,270 of these awards vest 33.33% on February 13, 2020 and 8.33% each quarter thereafter; and 153,657 of these awards vest at a rate of 33.33% per year beginning on February 19, 2020). The total grant date fair value of these awards was $6.0 million.
Stock Incentive Plans
Our active stock-based incentive plans include those adopted in 2003, 2006, 2010, 2014 and 2018 ("Stock Incentive Plans"). Under the Stock Incentive Plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our Stock Incentive Plans. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2018:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	14,391
2006 Stock Incentive Plan	6/13/2006	1,000,000	—	51,092
2010 Stock Incentive Plan	6/15/2010	1,000,000	—	198,971
2014 Stock Incentive Plan	6/12/2014	1,100,000	—	520,273
2018 Stock Incentive Plan	6/4/2018	1,000,000	969,150	15,850
			969,150	800,577
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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. At December 31, 2018, 175,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 475,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $680 million in goods and services from us during the remaining four-year vesting period.
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. Through December 31, 2018, none of the warrants had vested for the two-year period beginning January 1, 2018.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Year ended December 31,
	2018	2017
Fair value	$3.45	$19.49
Price of Universal Electronics Inc. common stock	$24.81	$55.61
Risk-free interest rate	2.49%	2.06%
Expected volatility	43.16%	34.30%
Expected life in years	4.00	5.17
The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Reduction to net sales	$163	$683	$2,728
Income tax benefit	41	255	1,000
We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at December 31, 2018 was $1.5 million.
Note 18 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net gain (loss) on foreign currency exchange contracts (1)	$545	$(3,603)	$(1,251)
Net gain (loss) on foreign currency exchange transactions	(4,987)	2,174	1,911
Other income (expense)	(15)	581	180
Other income (expense), net	$(4,457)	$(848)	$840

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 20 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 19 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2018	2017	2016
BASIC
Net income (loss) attributable to Universal Electronics Inc.	$11,924	$(10,323)	$20,354
Weighted-average common shares outstanding	13,948	14,351	14,465
Basic earnings (loss) per share attributable to Universal Electronics Inc.	$0.85	$(0.72)	$1.41
DILUTED
Net income (loss) attributable to Universal Electronics Inc.	$11,924	$(10,323)	$20,354
Weighted-average common shares outstanding for basic	13,948	14,351	14,465
Dilutive effect of stock options, restricted stock and common stock warrants	112	—	299
Weighted-average common shares outstanding on a diluted basis	14,060	14,351	14,764
Diluted earnings (loss) per share attributable to Universal Electronics Inc.	$0.85	$(0.72)	$1.38
The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings (loss) per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Stock options	390	648	83
Restricted stock awards	118	221	10
Performance-based warrants	175	69	—
Note 20 — Derivatives
The following table sets forth the total net fair value of derivatives:

	December 31, 2018				December 31, 2017
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(249)	$—	$(249)	$—	$(565)	$—	$(565)
We held foreign currency exchange contracts which resulted in a net pre-tax gain of $0.5 million, a net pre-tax loss of $3.6 million, and a net pre-tax loss of $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively (see Note 18).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2018	USD/Euro	USD	$20.0	1.1421	$(97)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$27.0	6.8969	$(116)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$5.0	6.9245	$(41)	January 25, 2019
December 31, 2018	USD/Brazilian Real	USD	$1.0	3.8651	$5	January 25, 2019

December 31, 2017	USD/Euro	USD	$17.0	1.1858	$(220)	January 5, 2018
December 31, 2017	USD/Chinese Yuan Renminbi	Chinese Yuan Renminbi	$20.0	6.6481	$(410)	January 5, 2018
December 31, 2017	USD/Brazilian Real	USD	$2.5	3.2350	$65	January 24, 2018

(1)
Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 21 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $1.1 million, $0.6 million and $0.9 million of expense for company contributions for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 22 — Business Combinations

On April 6, 2017, we acquired substantially all of the net assets of Residential Control Systems, Inc. ("RCS"), a U.S.-based designer and manufacturer of energy management and control products for the residential, small commercial and hospitality markets. The purchase price of $12.6 million was comprised of $8.9 million in cash and $3.7 million of contingent consideration. Additionally, we incurred $0.1 million in acquisition costs, consisting primarily of accounting related expenses, which are included within selling, general and administrative expenses for the year ended December 31, 2017. The acquisition of these assets allows us to expand our product offering of home sensing, monitoring and control solutions to include smart thermostat, sensing and monitoring products previously sold and marketed by RCS.

Our consolidated statements of operations for the years ended December 31, 2018 and 2017 include net sales of $5.1 million and $3.5 million, respectively; and net losses of $0.2 million and $0.4 million, respectively, attributable to RCS.

Contingent Consideration

We are required to make additional earnout payments of up to $10.0 million upon the achievement of certain operating income levels attributable to RCS over the period commencing on the acquisition date through June 30, 2022. The amount of contingent consideration is calculated at the end of each calendar year and is based on the agreed upon percentage of operating income as defined in the Asset Purchase Agreement (the "APA"). Operating income is calculated using certain revenues, costs and expenses directly attributable to RCS as specified in the APA. At the acquisition date, the value of earnout contingent consideration was estimated using a valuation methodology based on projections of future operating income calculated in accordance with the APA. Such projections were then discounted using an average discount rate of 24.8% to reflect the risk in achieving the projected

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At December 31, 2017, the fair value of the earnout contingent consideration attributable to RCS was $2.3 million. During the year ended December 31, 2018, the fair value of earnout contingent consideration attributable to RCS decreased $1.6 million to $0.7 million. Changes in the fair value of earnout contingent consideration primarily reflect adjustments to the timing and amount of payments as well as the related accretion driven by the time value of money. These adjustments are recorded within selling, general and administrative expenses. At December 31, 2018, the fair value of earnout contingent consideration attributable to RCS is presented within long-term contingent consideration in our consolidated balance sheet.

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
The fair value assigned to the RCS customer relationships and order backlog intangible assets were determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and utilizes revenue and cost projections, including an assumed contributory asset charge.
The trade name, customer relationships and order backlog intangible assets are expected to be deductible for income tax purposes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

	Year Ended December 31,
(In thousands, except per-share amounts)	2018	2017
Net sales	$680,241	$696,352
Net income (loss)	11,952	(10,538)
Net income (loss) attributable to Universal Electronics Inc.	11,952	(10,538)
Basic earnings (loss) per share attributable to Universal Electronics Inc.	0.86	(0.73)
Diluted earnings (loss) per share attributable to Universal Electronics Inc.	0.85	(0.73)

For purposes of determining pro forma net income (loss) attributable to Universal Electronics Inc., adjustments were made to all periods presented in the table above. The pro forma net income (loss) and net income (loss) attributable to Universal Electronics Inc. assume that amortization of acquired intangible assets began at January 1, 2016 rather than on April 6, 2017. The result is a net decrease in amortization expense of $38 thousand and a net increase in amortization expense of $25 thousand for the years ended December 31, 2018 and 2017, respectively. Additionally, acquisition costs totaling $0.1 million are excluded from pro forma net income (loss) and net income (loss) attributable to Universal Electronics Inc. for the year ended December 31, 2017. All adjustments have been made net of their related tax effects.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 23 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	2018
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$164,698	$162,523	$182,717	$170,303
Gross profit	37,202	26,759	40,316	37,527
Operating income (loss)	904	(9,870)	4,729	2,572
Net income (loss)	(587)	22,659	959	(11,107)
Net income (loss) attributable to Universal Electronics Inc	(587)	22,659	959	(11,107)

Earnings (loss) per share attributable to Universal Electronics Inc. (1):
Basic	$(0.04)	$1.61	$0.07	$(0.80)
Diluted	$(0.04)	$1.60	$0.07	$(0.80)

	2017
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$161,406	$177,580	$175,652	$181,152
Gross profit	41,034	43,751	43,070	37,852
Operating income (loss)	(365)	7,303	4,212	(480)
Net income (loss)	119	4,684	1,728	(16,854)
Net income (loss) attributable to Universal Electronics Inc.	119	4,684	1,728	(16,854)
Earnings (loss) per share attributable to Universal Electronics Inc. (1):
Basic	$0.01	$0.33	$0.12	$(1.19)
Diluted	$0.01	$0.32	$0.12	$(1.19)

(1)
The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares and share equivalents outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Exchange Act Rule 13a-15(e) defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 14, 2019 expressed an unqualified opinion on those financial statements.
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
March 14, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
Information required by Item 405 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed subsequent to the date of filing this Form 10-K, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.uei.com under the caption "SEC Filings" on the Investor page.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2018:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	596,623	$44.27	969,150
Equity compensation plans not approved by security holders	—	—	—
Total	596,623	$44.27	969,150

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 16" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
We include this portion of ITEM 15 under ITEM 8 of this Report on Form 10-K.

(2)	Financial Statement Schedules
We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in this ITEM 15 by reference.

(3)	Exhibits
Any stockholder who would like a copy of any of the exhibits listed on the Exhibit Index in this Report may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, 15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254-2494.

Exhibit Number	Document Description

3.1
Restated Certificate of Incorporation of Universal Electronics Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration filed on or about December 24, 1992 (File No. 33-56358)) (paper file)

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044)) (paper file)

3.3
Certificate of Amendment to Restated Certificate of Incorporation of Universal Electronics Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 13, 2018 (File No. 0-21044))

3.4
Amended and Restated By-laws of Universal Electronics Inc. (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 13, 2018 (File No.0-21044))

4.1
Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044)) (paper file)

4.2
Common Stock Purchase Warrant dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (incorporated by references to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044))

*10.1
Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044))

*10.2
Form of Amendment to Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (File No. 0-21044)) (paper file)

*10.3
Form of Salary Continuation Agreement by and between Universal Electronics Inc. and certain employees (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044)) (paper file)

*10.4
Form of Stock Option Agreement by and between Universal Electronics Inc. and certain employees used in connection with options granted to the employees pursuant to the Universal Electronics Inc. 1999A Nonqualified Stock Plan (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-21044)) (paper file)

*10.5
Form of Universal Electronics Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Materials for the 2003 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 28, 2003 (File No. 0-21044))

*10.6
Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.7
Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044)) (paper file)

*10.8
Form of Universal Electronics Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044))

10.9
Form of Lease dated January 31, 2007 between FirstCal Industrial 2 Acquisition, LLC and Universal Electronics Inc. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

*10.10
Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

Exhibit Number	Document Description

*10.11	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.12
Pledge Agreement dated November 1, 2010 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

10.13
Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

*10.14
Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 30, 2010 (File No. 0-21044))

*10.15
Form of Option Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.16
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

10.18
Acknowledgment and Agreement of Pledgor dated October 26, 2011 from UEI Hong Kong Private Limited (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 14, 2012 (File No. 0-21044))

10.19
Standard Office Lease between Universal Electronics Inc. and The Realty Associates Fund VIII, L.P., dated May 11, 2012 (incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 11, 2012 filed on May 18, 2012 (File No. 0-21044))

*10.20
Summary of Universal Electronics Inc. 2013 Director Compensation (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on 10-K for the year ended December 31, 2013 filed on March 12, 2014 (File No. 0-21044))

*10.21
Universal Electronics Inc. 2003 Stock Incentive Plan, Universal Electronics Inc. Compensation Plan for Outside Members of the Board of Directors (2001), and Universal Electronics Inc. 2004 Directors' Compensation Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 12, 2014 (File No. 333-194511))

*10.22	Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.23
Form of Option Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.24
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

10.25
Registration Rights Agreement dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044))

10.26
Equity Transfer Agreement with Respect to Panyu Gemstar Project (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 0-21044))

*10.27
Employment and Separation Agreement and General Release made and entered into on October 26, 2016 between Universal Electronics BV and Paul J.M. Bennett (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017 (File No. 0-21044))

Exhibit Number	Document Description

10.28
Second Amended and Restated Credit Agreement dated October 27, 2017 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on form 10-K for the year ended December 31, 2017 filed on March 13, 2018 (File No. 0-21044))

10.29
First Amendment to Second Amended and Restated Credit Agreement dated as of May 4, 2018 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated in reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.30
Termination of Equity Transfer Agreement dated April 17, 2018 between CG Development Limited and Guangzhou Junhao Investment Co., Ltd. and Gemstar Technology (China) Co., Limited (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on form 10-K for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044)

10.31
Share Transfer Agreement dated April 23, 2018 between C.G. Development Limited and Guangzhou MuXia Hotel Management Co. Ltd. and Gemstar Technology (China) Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on form 10-Q for the quarter ended June 30, 2018 filed on March 13, 2018 (File No. 0-21044))

10.32
Universal Electronics Inc. 2018 Equity and Incentive and Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on form S-8 filed on September 26, 2018 (File No. 333-227594))

10.33
Form of Restricted Stock Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on form 10-Q for the quarter ended June 30, 2018 filed on March 13, 2018 (File No. 0-21044)

10.34
Form of Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-Q dated June 30, 2018 filed on March 13, 2019 (File No. 0-21044))

10.35
Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K dated December 27, 2018 filed on January 3, 2019 (File No. 0-21044))

*10.36	Transition and Separation Agreement and General Release made and entered into on January 18, 2019 between Universal Electronics Inc. and Louis S. Hughes (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 14, 2019
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 14, 2019

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 14, 2019

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 14, 2019

William C. Mulligan Director	/s/ William C. Mulligan	March 14, 2019

J. C. Sparkman Director	/s/ J.C. Sparkman	March 14, 2019

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 14, 2019

Carl E. Vogel Director	/s/ Carl E. Vogel	March 14, 2019

Edward K. Zinser Director	/s/ Edward K. Zinser	March 14, 2019