Form 10-Q
period 2019-03-31
UNIVERSAL ELECTRONICS INC
filed 2019-05-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	UEIC	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,859,401 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 6, 2019.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$44,895	$53,207
Accounts receivable, net	158,071	144,689
Contract assets	26,001	25,572
Inventories, net	149,966	144,350
Prepaid expenses and other current assets	10,024	11,638
Income tax receivable	2,255	997
Total current assets	391,212	380,453
Property, plant and equipment, net	94,036	95,840
Goodwill	48,448	48,485
Intangible assets, net	23,237	24,370
Operating lease right-of-use assets	21,315	—
Deferred income taxes	1,741	1,833
Other assets	2,366	4,615
Total assets	$582,355	$555,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107,715	$107,282
Line of credit	106,500	101,500
Accrued compensation	33,864	33,965
Accrued sales discounts, rebates and royalties	7,813	9,574
Accrued income taxes	1,881	3,524
Other accrued liabilities	31,669	24,011
Total current liabilities	289,442	279,856
Long-term liabilities:
Operating lease obligations	17,520	—
Contingent consideration	4,846	8,435
Deferred income taxes	3,722	930
Income tax payable	1,640	1,647
Other long-term liabilities	13	1,768
Total liabilities	317,183	292,636
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,018,606 and 23,932,703 shares issued on March 31, 2019 and December 31, 2018, respectively	240	239
Paid-in capital	278,801	276,103
Treasury stock, at cost, 10,159,205 and 10,116,459 shares on March 31, 2019 and December 31, 2018, respectively	(277,104)	(275,889)
Accumulated other comprehensive income (loss)	(18,548)	(20,281)
Retained earnings	281,783	282,788
Total stockholders' equity	265,172	262,960
Total liabilities and stockholders' equity	$582,355	$555,596
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$184,163	$164,698
Cost of sales	144,289	127,496
Gross profit	39,874	37,202
Research and development expenses	6,791	6,051
Selling, general and administrative expenses	31,420	30,247
Operating income	1,663	904
Interest income (expense), net	(1,206)	(1,070)
Other income (expense), net	(466)	(587)
Income (loss) before provision for income taxes	(9)	(753)
Provision for income taxes (benefit)	996	(166)
Net income (loss)	$(1,005)	$(587)

Earnings (loss) per share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)
Shares used in computing earnings (loss) per share:
Basic	13,827	14,087
Diluted	13,827	14,087
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(1,005)	$(587)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,733	3,646
Comprehensive income (loss)	$728	$3,059
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	23,760	$238	(9,703)	$(262,065)	$265,195	$(16,599)	$270,864	$257,633
Net income (loss)							(587)	(587)
Currency translation adjustment						3,646		3,646
Shares issued for employee benefit plan and compensation	42	—			336			336
Purchase of treasury shares			(13)	(615)				(615)
Stock options exercised	20	—			439			439
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,204			2,204
Performance - based common stock warrants					471			471
Balance at March 31, 2018	23,830	$238	(9,716)	$(262,680)	$268,645	$(12,953)	$270,277	$263,527

Balance at January 1, 2019	23,933	$239	(10,116)	$(275,889)	$276,103	$(20,281)	$282,788	$262,960
Net income (loss)							(1,005)	(1,005)
Currency translation adjustment						1,733		1,733
Shares issued for employee benefit plan and compensation	78	1			346			347
Purchase of treasury shares			(43)	(1,215)				(1,215)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,918			1,918
Performance-based common stock warrants					434			434
Balance at March 31, 2019	24,019	$240	(10,159)	$(277,104)	$278,801	$(18,548)	$281,783	$265,172
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash provided by (used for) operating activities:
Net income (loss)	$(1,005)	$(587)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	8,019	8,243
Provision for doubtful accounts	3	4
Provision for inventory write-downs	2,537	756
Deferred income taxes	2,966	913
Shares issued for employee benefit plan	347	336
Employee and director stock-based compensation	1,918	2,204
Performance-based common stock warrants	434	471
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(14,056)	(266)
Inventories	(6,519)	1,372
Prepaid expenses and other assets	735	(455)
Accounts payable and accrued liabilities	3,017	(21,160)
Accrued income taxes	(2,943)	(3,774)
Net cash provided by (used for) operating activities	(4,547)	(11,943)
Cash provided by (used for) investing activities:
Acquisitions of property, plant and equipment	(2,800)	(9,314)
Acquisitions of intangible assets	(653)	(571)
Net cash provided by (used for) investing activities	(3,453)	(9,885)
Cash provided by (used for) financing activities:
Borrowings under line of credit	25,000	13,000
Repayments on line of credit	(20,000)	(10,000)
Proceeds from stock options exercised	—	439
Treasury stock purchased	(1,215)	(615)
Contingent consideration payments in connection with business combinations	(4,251)	(3,858)
Net cash provided by (used for) financing activities	(466)	(1,034)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	832
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,312)	(22,030)
Cash, cash equivalents and restricted cash at beginning of year	53,207	67,339
Cash, cash equivalents and restricted cash at end of period	$44,895	$45,309

Supplemental cash flow information:
Income taxes paid	$1,942	$2,893
Interest paid	$1,186	$1,164
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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
Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Summary of Significant Accounting Policies

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases," and all related amendments as of January 1, 2019. The impact of this new guidance on our accounting policies and consolidated financial statements is also described below. There have been no other significant changes in our accounting policies during the three months ended March 31, 2019 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

We determine if an arrangement is a lease at inception and determine the classification of the lease, as either operating or finance, at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities and long-term operating lease liabilities on our consolidated balance sheets. We presently do not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date, including the lease term, in determining the present value of lease payments. Operating lease ROU assets also factor in any lease payments made, initial direct costs and lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Leases with an initial term of twelve months or less are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. If applicable, we combine lease and non-lease components, which primarily relate to ancillary expenses associated with real estate leases such as common area maintenance charges and management fees.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 (with amendments issued in 2018), which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance also requires lessees to recognize a right-of-use asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018. We adopted ASU 2016-02 on January 1, 2019 using the modified retrospective optional transition method. Thus, the standard was applied starting January 1, 2019 and prior periods were not restated.
We applied the package of practical expedients permitted under the transition guidance. As a result, we did not reassess the identification, classification and initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to all new leases as well as leases commencing before the effective date.
Upon adoption, ASU 2016-02 resulted in the recognition of lease ROU assets, accrued liabilities and long-term liabilities related to operating leases of $20.7 million, $3.3 million and $17.0 million, respectively. In addition, assets and liabilities totaling $2.5 million and $2.3 million, respectively, were reclassified into the opening ROU asset balance. The adoption of ASU 2016-02 did not result in any cumulative-effect adjustment to the opening balance of retained earnings and did not have any impact on our results of operations, cash flows or debt covenants.
See Note 5 for additional information.
Other Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07, "Improvements to Non-employee Share-Based Payment Accounting." This guidance expands the scope of Topic 718, "Compensation - Stock Compensation" to include share-based payment transactions for acquiring goods and services from non-employees, but excludes awards granted in conjunction with selling goods or services to a customer as part of a contract accounted for under ASC 606, "Revenue from Contracts with Customers." The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.
Recent Accounting Updates Not Yet Effective
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 2 — Cash and Cash Equivalents
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2019	December 31, 2018
United States	$6,113	$1,156
People's Republic of China ("PRC")	12,981	20,885
Asia (excluding the PRC)	7,889	2,398
Europe	8,694	19,907
South America	9,218	8,861
Total cash and cash equivalents	$44,895	$53,207

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Trade receivables, gross	$143,752	$133,774
Allowance for doubtful accounts	(1,120)	(1,121)
Allowance for sales returns	(547)	(731)
Net trade receivables	142,085	131,922
Other	15,986	12,767
Accounts receivable, net	$158,071	$144,689
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$1,121	$1,064
Additions to costs and expenses	3	4
(Write-offs)/Foreign exchange effects	(4)	9
Balance at end of period	$1,120	$1,077

Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2019		2018
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$29,246	15.9%	$37,975		23.1%
Dish Network L.L.C.	$19,678	10.7%	—	(1)	—	(1)
(1) Sales associated with this customer did not total more than 10% of our net sales for the three months ended March 31, 2018.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	March 31, 2019		December 31, 2018
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$17,917	11.3%	—	(1)	—	(1)
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net at December 31, 2018.
Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$71,784	$68,834
Components	16,759	25,071
Work in process	8,858	5,577
Finished goods	58,053	50,006
Reserve for excess and obsolete inventory	(5,488)	(5,138)
Inventories, net	$149,966	$144,350

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$5,138	$4,288
Additions charged to costs and expenses (1)	1,422	643
Sell through (2)	(378)	(315)
(Write-offs)/Foreign exchange effects	(694)	(388)
Balance at end of period	$5,488	$4,228

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $1.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. These amounts are production waste and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. No suppliers totaled more than 10% of our total inventory purchases for the three months ended March 31, 2019 and 2018.

Related Party Supplier
During the three months ended March 31, 2018, we purchased certain printed circuit board assemblies from a related party supplier. The supplier was considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owned 40% of this supplier. In the second quarter of 2018, our Senior Vice President sold his interest in this supplier, and thus this supplier is no longer considered a related party.
Total inventory purchases made from this supplier while it was a related party were $1.1 million during the three months ended March 31, 2018.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 5 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At March 31, 2019, our operating leases had remaining lease terms of up to 42 years.
Lease balances within our consolidated balance sheet were as follows:

(In thousands)	March 31, 2019
Assets:
Operating lease right-of-use assets	$21,315
Liabilities:
Other accrued liabilities	$3,762
Long-term operating lease obligations	17,520
Total lease liabilities	$21,282
Operating lease expense, including short-term and variable lease costs, and operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three months ended March 31, 2019
Cost of sales	$592
Selling, general and administrative expenses	1,384
Total operating lease expense	$1,976
Operating cash outflows from operating leases	$1,767
Operating lease right-of use assets obtained in exchange for lease obligations	$1,524

Lease terms and discount rates were as follows:

March 31, 2019
Weighted average lease term (in years)	9.20
Weighed average discount rate	4.78%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at March 31, 2019. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	March 31, 2019
2019 (remaining 9 months)	$3,424
2020	5,121
2021	5,276
2022	4,435
2023	2,358
Thereafter	3,394
Total lease payments	24,008
Less: imputed interest	(2,726)
Total lease liabilities	$21,282
As of March 31, 2019, we have an operating lease for a facility that has not yet commenced with an initial lease liability of approximately $1.6 million and a five-year term, which is not reflected within the maturity schedule above.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 6 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2018	$48,485
Foreign exchange effects	(37)
Balance at March 31, 2019	$48,448

Intangible Assets, Net
The components of intangible assets, net were as follows:

	March 31, 2019			December 31, 2018
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$322	$(189)	$133	$329	$(188)	$141
Patents	14,902	(5,837)	9,065	14,560	(5,704)	8,856
Trademarks and trade names	2,786	(1,976)	810	2,786	(1,900)	886
Developed and core technology	12,560	(8,591)	3,969	12,560	(8,087)	4,473
Capitalized software development costs	222	—	222	155	—	155
Customer relationships	32,683	(23,645)	9,038	32,534	(22,675)	9,859
Total intangible assets, net	$63,475	$(40,238)	$23,237	$62,924	$(38,554)	$24,370

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.1 million and $7.1 million at March 31, 2019 and December 31, 2018, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cost of sales	$—	$55
Selling, general and administrative expenses	1,784	1,747
Total amortization expense	$1,784	$1,802

Estimated future annual amortization expense related to our intangible assets at March 31, 2019, was as follows:

(In thousands)
2019 (remaining 9 months)	$5,400
2020	6,052
2021	2,459
2022	2,259
2023	2,100
Thereafter	4,967
Total	$23,237

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 7 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $130.0 million revolving line of credit ("Credit Line") through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date on November 1, 2020. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at March 31, 2019.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at March 31, 2019 was 4.25%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of March 31, 2019, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At March 31, 2019, we had $106.5 million outstanding under the Credit Line. Our total interest expense on borrowings was $1.3 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively.
Note 8 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded income tax expense of $1.0 million for the three months ended March 31, 2019 and an income tax benefit of $0.2 million for the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2019 increased primarily due to the remeasurement of certain deferred tax assets, partly offset by a tax refund received, both resulting from tax incentives at one of our China manufacturing facilities.

At December 31, 2018, we assessed the realizability of the Company's deferred tax assets by considering whether it is "more than likely not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2018, we had a three year cumulative operating loss for our U.S. operations and accordingly, provided a full valuation allowance on our U.S. and state deferred tax assets. During the three months ended March 31, 2019, there has been no change to the Company's valuation allowance position.
At March 31, 2019, we had gross unrecognized tax benefits of $4.6 million, including interest and penalties, of which approximately $4.3 million of this amount, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate, if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of $0.2 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.5 million and $0.5 million at March 31, 2019 and December 31, 2018, respectively, are included in the unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 9 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Accrued social insurance (1)	$16,866	$16,735
Accrued salary/wages	8,631	8,783
Accrued vacation/holiday	3,168	2,954
Accrued bonus (2)	2,263	2,361
Accrued commission	541	1,432
Other accrued compensation	2,395	1,700
Total accrued compensation	$33,864	$33,965

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2019 and December 31, 2018.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.3 million and $0.4 million at March 31, 2019 and December 31, 2018, respectively.

Note 10 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Duties	$6,451	$4,865
Freight and handling fees	5,543	3,217
Operating lease obligations	3,762	—
Professional fees	1,808	1,930
Sales taxes and VAT	146	1,050
Short-term contingent consideration	4,590	4,190
Tooling (1)	2,327	1,770
Other	7,042	6,989
Total other accrued liabilities	$31,669	$24,011

(1)	The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 11 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$276	$339
Accruals for warranties issued during the period	—	—
Settlements (in cash or in kind) during the period	—	(100)
Balance at end of period	$276	$239
Litigation
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido") filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV"), and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court’s ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to the asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations, and in June 2017, a hearing was held before the trial court. During this hearing, Ruwido sought to have a second product which we are currently selling to Telenet included in this case. In September 2017, the Court ruled in our favor that our current product cannot be made part of this case. The Court also refused to rule on whether the original product (which we are no longer selling) infringes the Ruwido patent, instead deciding to wait until the European Patent Office (the "EPO") has ruled on our Opposition (see below). Finally, the Court ruled that our original product (which we are no longer selling) infringes certain of Ruwido’s design rights, but stayed any decision of compensation and/or damages until all aspects of the case have been decided. We have filed an appeal as to the Court’s ruling of infringement, and submissions by the parties were due to the Court during the second quarter of 2018 with a hearing expected to take place in late 2018. Subsequent to the Court's ruling that a second product could not be added to the first case on the merits, Ruwido filed a separate case on the merits with respect to this second product, claiming that it too infringes the same patent at issue in the first suit. We have denied these claims. According to the Court’s trial schedule, briefs from both parties were due during the second half of 2018 and early 2019 with a trial date set for January 2019. This trial date has since been moved to June 4, 2019. In September 2015, UEBV filed an Opposition with the EPO seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We have assembled this additional information and the final hearing was scheduled for January 29, 2019. The EPO held this hearing on January 29 and 30, 2019 and revoked Ruwido's patent as originally filed. The EPO, however, maintained the patent in an amended form with a much narrower claim. The parties have the right to appeal the EPO's decision, but at this time, neither have done so. On September 5, 2017, Ruwido and FMH filed a patent infringement case on the merits against UEBV and Telenet in the Netherlands alleging the same claims of infringement as in the Belgium Courts (see above). We have denied these claims and filed a counterclaim seeking to invalidate the Ruwido patent. A November 30, 2018 hearing date was set by the Court but it deferred its decision until the decision from the EPO has become final.

On September 5, 2018, we filed a lawsuit against Roku, Inc. (“Roku”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Roku, Inc.) alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. Roku has answered our complaint with a general denial. In December 2018, the Court set a trial date of June 16, 2020. We are currently proceeding with discovery and motions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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

Note 12 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On October 30, 2018, our Board approved an adjustment to the amount of common stock that we could purchase under our existing repurchase plan to an amount not to exceed $5.0 million of our common stock. As of March 31, 2019, we had $3.9 million of authorized repurchases remaining under the Board's authorizations. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Shares repurchased	43	13
Cost of shares repurchased	$1,215	$615
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.
Note 13 — Foreign Operations
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
United States	$98,936	$79,751
Asia (excluding PRC)	24,076	27,400
People's Republic of China	22,308	20,117
Europe	23,299	19,130
Latin America	7,787	10,030
Other	7,757	8,270
Total net sales	$184,163	$164,698
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Long-lived tangible assets by geographic area were as follows:

(In thousands)	March 31, 2019	December 31, 2018
United States	$13,673	$14,504
People's Republic of China	74,001	79,382
All other countries	8,728	6,569
Total long-lived tangible assets	$96,402	$100,455

Note 14 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cost of sales	$28	$17
Research and development expenses	220	155
Selling, general and administrative expenses:
Employees	1,424	1,528
Outside directors	246	504
Total employee and director stock-based compensation expense	$1,918	$2,204

Income tax benefit	$399	$463

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2018	597	$44.27
Granted	150	27.07
Exercised	—	—		$—
Forfeited/canceled/expired	—	—
Outstanding at March 31, 2019 (1)	747	$40.80	4.45	$4,020
Vested and expected to vest at March 31, 2019(1)	747	$40.80	4.45	$4,020
Exercisable at March 31, 2019(1)	486	$42.99	3.44	$2,500

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2019. This amount will change based on the fair market value of our stock.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2019	2018
Weighted average fair value of grants	$10.28	$14.26
Risk-free interest rate	2.49%	2.51%
Expected volatility	41.64%	33.09%
Expected life in years	4.54	4.53
As of March 31, 2019, we expect to recognize $3.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.1 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	204	$49.23
Granted	225	28.36
Vested	(77)	49.11
Forfeited	(4)	39.53
Non-vested at March 31, 2019	348	$35.90
As of March 31, 2019, we expect to recognize $11.6 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.2 years.
Note 15 — Performance-Based Common Stock Warrants
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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. At March 31, 2019, 175,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 475,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $680 million in goods and services from us during the remaining four-year vesting period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. Through March 31, 2019, none of the warrants had vested for the two-year period beginning January 1, 2018.
The assumptions we utilized in the Black Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Three Months Ended March 31,
	2019	2018
Fair value	$9.00	$16.88
Price of Universal Electronics Inc. common stock	$37.46	$52.43
Risk-free interest rate	2.22%	2.54%
Expected volatility	44.45%	34.53%
Expected life in years	3.75	4.75

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Reduction to net sales	$434	$471
Income tax benefit	108	118

We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at March 31, 2019 was $3.7 million.

Note 16 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net gain (loss) on foreign currency exchange contracts (1)	$(271)	$(1,331)
Net gain (loss) on foreign currency exchange transactions	(132)	725
Other income (expense)	(63)	19
Other income (expense), net	$(466)	$(587)

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 17 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2019	2018
BASIC
Net income (loss)	$(1,005)	$(587)
Weighted-average common shares outstanding	13,827	14,087
Basic earnings (loss) per share	$(0.07)	$(0.04)

DILUTED
Net income (loss)	$(1,005)	$(587)
Weighted-average common shares outstanding for basic	13,827	14,087
Dilutive effect of stock options, restricted stock and common stock warrants	—	—
Weighted-average common shares outstanding on a diluted basis	13,827	14,087
Diluted earnings (loss) per share	$(0.07)	$(0.04)
The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2019	2018
Stock options	543	574
Restricted stock awards	227	203
Performance-based warrants	175	175

Note 18 — Derivatives
The following table sets forth the total net fair value of derivatives:

	March 31, 2019				December 31, 2018
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$132	$—	$132	$—	$(249)	$—	$(249)
We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.3 million and a net pre-tax loss of $1.3 million for the three months ended March 31, 2019 and 2018, respectively (see Note 16).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2019	USD/Brazilian Real	USD	$1.0	3.8757	$10	April 26, 2019
March 31, 2019	USD/Euro	USD	$22.0	1.1331	$181	April 26, 2019
March 31, 2019	USD/Chinese Yuan Renminbi	USD	$28.0	6.7365	$(59)	April 26, 2019

December 31, 2018	USD/Euro	USD	$20.0	1.1421	$(97)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$27.0	6.8969	$(116)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$5.0	6.9245	$(41)	January 25, 2019
December 31, 2018	USD/Brazilian Real	USD	$1.0	3.8651	$5	January 25, 2019

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
Since our beginning in 1986, we have compiled an extensive device control code database that covers over one million individual device functions and approximately 8,800 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
With the wider adoption of more advanced control technologies, emerging radio frequency ("RF") technologies, such as RF4CE, Bluetooth, and Bluetooth Smart, have increasingly become a focus in our development efforts. Several new recently released platforms utilize RF to effectively implement popular features like voice search.
We have developed a comprehensive patent portfolio of over 500 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
We operate as one business segment. We have 24 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico, the Netherlands, People's Republic of China (the "PRC") (6), Singapore, Spain, and the United Kingdom.
To recap our results for the three months ended March 31, 2019:

•	Net sales increased 11.8% to $184.2 million for the three months ended March 31, 2019 from $164.7 million for the three months ended March 31, 2018.

•	Our gross margin percentage decreased from 22.6% for the three months ended March 31, 2018 to 21.7% for the three months ended March 31, 2019.

•	Operating expenses, as a percent of net sales, decreased from 22.0% for the three months ended March 31, 2018 to 20.7% for the three months ended March 31, 2019.

•
Our operating income increased from $0.9 million for the three months ended March 31, 2018 to $1.7 million for the three months ended March 31, 2019, and our operating margin percentage increased from 0.5% for the three months ended March 31, 2018 to 0.9% for the three months ended March 31, 2019.

•	Income tax expense was $1.0 million for the three months ended March 31, 2019, compared to an income tax benefit of $0.2 million for the three months ended March 31, 2018.
Our strategic business objectives for 2019 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	78.3	77.4
Gross profit	21.7	22.6
Research and development expenses	3.7	3.7
Selling, general and administrative expenses	17.1	18.4
Operating income	0.9	0.5
Interest income (expense), net	(0.7)	(0.6)
Other income (expense), net	(0.2)	(0.4)
Income (loss) before provision for income taxes	0.0	(0.5)
Provision for income taxes (benefit)	0.5	(0.1)
Net income (loss)	(0.5)%	(0.4)%
Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
Net sales. Net sales for the three months ended March 31, 2019 were $184.2 million, an increase of 11.8% compared to $164.7 million for the three months ended March 31, 2018. The increase in net sales was primarily due to the recent launches of higher end platforms by existing customers, both in the subscription broadcasting and OEM channels, a newly acquired customer and continued strength in home automation.
Gross profit. Gross profit for the three months ended March 31, 2019 was $39.9 million compared to $37.2 million for the three months ended March 31, 2018. Gross profit as a percent of sales decreased to 21.7% for the three months ended March 31, 2019 compared to 22.6% for the three months ended March 31, 2018. The gross margin percentage was unfavorably impacted by higher U.S tariffs on many of our products that are manufactured in China and imported into the U.S. In an effort to mitigate the effect of the increased tariffs, we are in the process of transitioning the production of goods destined for the U.S. from our China factories to our factory in Mexico. In connection with this transition, which began in the fourth quarter of 2018, we have incurred costs related to the movement of materials and duplicative labor efforts as well as indirect costs including unabsorbed duplicative overhead and manufacturing inefficiencies. We expect this manufacturing transition to be completed by the summer of 2019. Until then, we expect our gross margin rate to continue to be negatively impacted by increased U.S. tariffs and manufacturing transition inefficiencies. These unfavorable impacts were partially offset by raw material cost savings.
Research and development ("R&D") expenses. R&D expenses increased 12.2% to $6.8 million for the three months ended March 31, 2019 from $6.1 million for the three months ended March 31, 2018 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased to $31.4 million for the three months ended March 31, 2019 from $30.2 million for the three months ended March 31, 2018, primarily due to an increase in the amount of contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"). This increase was partially offset by a decrease in payroll related expenses in connection with ongoing corporate restructuring initiatives.
Interest income (expense), net. Net interest expense was $1.2 million for the three months ended March 31, 2019 compared to net interest expense of $1.1 million for the three months ended March 31, 2018 as a result of a higher interest rate on our line of credit offset by a decrease in our average quarterly loan balance.
Other income (expense), net. Net other expense was $0.5 million for the three months ended March 31, 2019 compared to net other expense of $0.6 million for the three months ended March 31, 2018.
Provision for income taxes (benefit). Income tax expense was $1.0 million for the three months ended March 31, 2019 compared to a $0.2 million income tax benefit for the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2019 increased primarily due to the remeasurement of certain deferred tax assets, partly offset by a tax refund received, both resulting from tax incentives at one of our China manufacturing facilities.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Three Months Ended March 31, 2019	Increase (Decrease)	Three Months Ended March 31, 2018
Cash provided by (used for) operating activities	$(4,547)	$7,396	$(11,943)
Cash provided by (used for) investing activities	(3,453)	6,432	(9,885)
Cash provided by (used for) financing activities	(466)	568	(1,034)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	(678)	832
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,312)	$13,718	$(22,030)

	March 31, 2019	Increase (Decrease)	December 31, 2018
Cash and cash equivalents	$44,895	$(8,312)	$53,207
Working capital	101,770	1,173	100,597
Net cash used for operating activities was $4.5 million during the three months ended March 31, 2019 compared to $11.9 million of net cash used for operating activities during the three months ended March 31, 2018. The decrease in cash used for operating activities was primarily due to working capital needs associated with accounts receivable and contract assets, inventories and accounts payable. Accounts receivable and contract assets increased during the three months ended March 31, 2019 as a result of increased sales levels. At the same time, days sales outstanding decreased from 83 days at March 31, 2018 to 78 days at March 31, 2019. With respect to inventories, our inventory turns decreased to 3.4 turns at March 31, 2019 from 3.5 turns at March 31, 2018, largely as a result of holding higher levels of inventory at March 31, 2019 due to the transition of manufacturing activities from China to Mexico for certain products destined for the U.S. market. We expect inventory turns to improve in 2019 as we complete this transition. Cash outflows associated with accounts payable increased largely as a result of the timing of inventory purchases in 2018.

Net cash used for investing activities during the three months ended March 31, 2019 was $3.5 million compared to net cash used for investing activities of $9.9 million during the three months ended March 31, 2018. The decrease in cash used for investing activities was primarily due to investments in factory equipment and a new global ERP system in the prior year period.
Net cash used for financing activities was $0.5 million during the three months ended March 31, 2019, which was consistent with the $1.0 million of net cash used for financing activities during the three months ended March 31, 2018. Over the last twelve months, we have reduced outstanding borrowings on our line of credit by $34.5 million. As we improve our working capital management over the remainder of 2019, we expect to continue to reduce the level of borrowings on our line of credit.
During the three months ended March 31, 2019, we repurchased 42,746 shares of our common stock at a cost of $1.2 million compared to our repurchase of 13,538 shares at a cost of $0.6 million during the three months ended March 31, 2018. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 12 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$25,030	$5,485	$10,564	$5,956	$3,025
Purchase obligations (1)	4,968	4,968	—	—	—
Contingent consideration (2)	9,436	4,590	4,653	193	—
Total contractual obligations	$39,434	$15,043	$15,217	$6,149	$3,025

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and Residential Control Systems, Inc. ("RCS").
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$44,895	$53,207
Available borrowing resources	20,800	28,500
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
On March 31, 2019, we had $6.1 million, $13.0 million, $7.9 million, $8.7 million and $9.2 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2018, we had $1.2 million, $20.9 million, $2.4 million, $19.9 million, and $8.9 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $130.0 million revolving line of credit ("Credit Line") through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date on November 1, 2020. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at March 31, 2019.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at March 31, 2019 was 4.25%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of March 31, 2019, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At March 31, 2019, we had an outstanding balance of $106.5 million on our Credit Line and $20.8 million of availability.
Off-Balance Sheet Arrangements
We do not participate in any material off-balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2018 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.8 million annual impact on net income based on our outstanding line of credit balance at March 31, 2019.
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
Foreign Currency Exchange Rate Risk
At March 31, 2019, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee, Philippine Peso and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2019, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen relative to the U.S. Dollar fluctuate 10% from March 31, 2019, net income in the second quarter of 2019 would fluctuate by approximately $11.5 million.
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
Changes in Internal Control Over Financial Reporting

During the first quarter of 2019, we implemented the provisions of ASU 2016-02, which impacted certain of our accounting processes and polices around accounting for leases. As a result, we added and/or enhanced certain internal controls around the accumulation of accounting information and recording of right-of-use lease assets and lease liabilities.
Except as described above, there have been no other changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in "Notes to Consolidated Financial Statements - Note 11" is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2018 Annual Report on Form 10-K incorporated herein by reference. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the three months ended March 31, 2019, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2019 - January 31, 2019	12,094	$27.84	10,500	$297,054	$4,116,634
February 1, 2019 - February 28, 2019	29,891	28.44	6,500	182,373	3,934,261
March 1, 2019 - March 31, 2019	761	36.58	—	—	3,934,261
Total	42,746	$28.42	17,000	$479,427

(1)
Of the repurchases in January, February and March, 1,594, 23,391 and 761 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)	Amounts in this column reflect the weighted average price paid for shares purchased under our share repurchase authorizations, inclusive of commissions paid to brokers.

(3)
On October 30, 2018, our board of directors approved a repurchase plan authorizing the repurchase of up to $5.0 million of our common stock. Under these authorizations, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. As of March 31, 2019, we had $3.9 million of authorized repurchases remaining under the Board's authorizations.

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

Dated:	May 8, 2019	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)