Form 10-Q
period 2019-06-30
UNIVERSAL ELECTRONICS INC
filed 2019-08-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,879,232 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 6, 2019.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$49,565	$53,207
Accounts receivable, net	154,633	144,689
Contract assets	23,639	25,572
Inventories, net	148,909	144,350
Prepaid expenses and other current assets	9,047	11,638
Income tax receivable	3,149	997
Total current assets	388,942	380,453
Property, plant and equipment, net	93,867	95,840
Goodwill	48,472	48,485
Intangible assets, net	22,046	24,370
Operating lease right-of-use assets	20,306	—
Deferred income taxes	2,237	1,833
Other assets	2,423	4,615
Total assets	$578,293	$555,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113,827	$107,282
Line of credit	95,000	101,500
Accrued compensation	36,337	33,965
Accrued sales discounts, rebates and royalties	8,676	9,574
Accrued income taxes	517	3,524
Other accrued liabilities	36,087	24,011
Total current liabilities	290,444	279,856
Long-term liabilities:
Operating lease obligations	16,403	—
Contingent consideration	4,429	8,435
Deferred income taxes	4,486	930
Income tax payable	1,647	1,647
Other long-term liabilities	13	1,768
Total liabilities	317,422	292,636
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,042,791 and 23,932,703 shares issued on June 30, 2019 and December 31, 2018, respectively	240	239
Paid-in capital	281,583	276,103
Treasury stock, at cost, 10,163,559 and 10,116,459 shares on June 30, 2019 and December 31, 2018, respectively	(277,293)	(275,889)
Accumulated other comprehensive income (loss)	(20,381)	(20,281)
Retained earnings	276,722	282,788
Total stockholders' equity	260,871	262,960
Total liabilities and stockholders' equity	$578,293	$555,596
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$193,896	$162,523	$378,059	$327,221
Cost of sales	159,903	135,764	304,192	263,260
Gross profit	33,993	26,759	73,867	63,961
Research and development expenses	7,163	6,059	13,954	12,110
Selling, general and administrative expenses	30,756	30,570	62,176	60,817
Operating loss	(3,926)	(9,870)	(2,263)	(8,966)
Interest income (expense), net	(1,098)	(1,279)	(2,304)	(2,349)
Gain on sale of Guangzhou factory	—	36,978	—	36,978
Other income (expense), net	188	(1,082)	(278)	(1,669)
Income (loss) before provision for income taxes	(4,836)	24,747	(4,845)	23,994
Provision for income taxes	225	2,088	1,221	1,922
Net income (loss)	$(5,061)	$22,659	$(6,066)	$22,072

Earnings (loss) per share:
Basic	$(0.37)	$1.61	$(0.44)	$1.57
Diluted	$(0.37)	$1.60	$(0.44)	$1.55
Shares used in computing earnings (loss) per share:
Basic	13,863	14,070	13,845	14,078
Diluted	13,863	14,158	13,845	14,195
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(5,061)	$22,659	$(6,066)	$22,072
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,833)	(5,058)	(100)	(1,412)
Comprehensive income (loss)	$(6,894)	$17,601	$(6,166)	$20,660
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

The following summarizes the changes in total equity for the three and six months ended June 30, 2019:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	23,933	$239	(10,116)	$(275,889)	$276,103	$(20,281)	$282,788	$262,960
Net income (loss)							(1,005)	(1,005)
Currency translation adjustment						1,733		1,733
Shares issued for employee benefit plan and compensation	78	1			346			347
Purchase of treasury shares			(43)	(1,215)				(1,215)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,918			1,918
Performance - based common stock warrants					434			434
Balance at March 31, 2019	24,019	240	(10,159)	(277,104)	278,801	(18,548)	281,783	265,172
Net income (loss)							(5,061)	(5,061)
Currency translation adjustment						(1,833)		(1,833)
Shares issued for employee benefit plan and compensation	17	—			273			273
Purchase of treasury shares			(5)	(189)				(189)
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,273			2,273
Performance-based common stock warrants					236			236
Balance at June 30, 2019	24,043	$240	(10,164)	$(277,293)	$281,583	$(20,381)	$276,722	$260,871
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

The following summarizes the changes in total equity for the three and six months ended June 30, 2018:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	23,760	$238	(9,703)	$(262,065)	$265,195	$(16,599)	$266,780	$253,549
Impact to retained earnings from adoption of ASU 2014-09							4,084	4,084
Balance at January 1, 2018	23,760	238	(9,703)	(262,065)	265,195	(16,599)	270,864	257,633
Net income (loss)							(587)	(587)
Currency translation adjustment						3,646		3,646
Shares issued for employee benefit plan and compensation	42	—			336			336
Purchase of treasury shares			(13)	(615)				(615)
Stock options exercised	20	—			439			439
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,204			2,204
Performance - based common stock warrants					471			471
Balance at March 31, 2018	23,830	238	(9,716)	(262,680)	268,645	(12,953)	270,277	263,527
Net income (loss)							22,659	22,659
Currency translation adjustment						(5,058)		(5,058)
Shares issued for employee benefit plan and compensation	14	1			253			254
Purchase of treasury shares			(212)	(6,499)				(6,499)
Stock options exercised	10	—			265			265
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,465			2,465
Performance-based common stock warrants					(128)			(128)
Balance at June 30, 2018	23,862	$239	(9,928)	$(269,179)	$271,500	$(18,011)	$292,936	$277,485
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash provided by (used for) operating activities:
Net income (loss)	$(6,066)	$22,072
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	15,871	16,913
Provision for doubtful accounts	5	2
Provision for inventory write-downs	7,016	5,078
Gain on sale of Guangzhou factory	—	(36,978)
Deferred income taxes	3,203	(557)
Shares issued for employee benefit plan	620	590
Employee and director stock-based compensation	4,191	4,669
Performance-based common stock warrants	670	343
Impairment of China factory equipment	—	2,763
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(8,108)	6,164
Inventories	(11,403)	(16,061)
Prepaid expenses and other assets	2,578	(2,765)
Accounts payable and accrued liabilities	16,822	(7,329)
Accrued income taxes	(5,166)	1,219
Net cash provided by (used for) operating activities	20,233	(3,877)
Cash provided by (used for) investing activities:
Proceeds from sale of Guangzhou factory	—	51,291
Acquisitions of property, plant and equipment	(10,093)	(13,416)
Refund of deposit received toward sale of Guangzhou factory	—	(5,053)
Acquisitions of intangible assets	(1,260)	(1,248)
Net cash provided by (used for) investing activities	(11,353)	31,574
Cash provided by (used for) financing activities:
Borrowings under line of credit	40,000	23,000
Repayments on line of credit	(46,500)	(50,000)
Proceeds from stock options exercised	—	704
Treasury stock purchased	(1,404)	(7,114)
Contingent consideration payments in connection with business combinations	(4,251)	(3,858)
Net cash provided by (used for) financing activities	(12,155)	(37,268)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(367)	1,665
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,642)	(7,906)
Cash, cash equivalents and restricted cash at beginning of year	53,207	67,339
Cash, cash equivalents and restricted cash at end of period	$49,565	$59,433

Supplemental cash flow information:
Income taxes paid	$3,973	$4,191
Interest paid	$1,156	$2,525
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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
Our results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Summary of Significant Accounting Policies

Revenue Recognition
We adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," and all related amendments as of January 1, 2018.
Our performance obligations primarily arise from manufacturing and delivering universal control, sensing and automation products and AV accessories, which are sold through multiple channels, and intellectual property that is embedded in these products or licensed to others. Our contracts have an anticipated duration of less than a year. These performance obligations are satisfied at a point in time or over time, as described below. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. Some contracts contain early payment discounts, which are recognized as a reduction to revenue if the customer typically meets the early payment conditions, and are insignificant to net sales. Consideration may be variable based on indeterminate volumes.
Effective January 1, 2018, revenue is recognized over time when the customer simultaneously receives and consumes the benefits provided by our performance, our performance creates or enhances an asset that the customer controls, or when our performance creates an asset with no alternative use to us (custom products) and we have an enforceable right to payment for performance completed to date through a contractual commitment from the customer. An asset does not have an alternative use if we are unable to redirect the asset to another customer in the foreseeable future without significant rework. The method for measuring progress towards satisfying a performance obligation for a custom product is based on the costs incurred to date (cost-to-cost method). We believe that the costs associated with production are most closely aligned with the revenue associated with those products. Revenue recognized over time, for which we have not yet invoiced the customer, is included in contract assets in our consolidated balance sheets. Generally, we invoice the customer within 90 days of revenue recognition.
We recognize revenue at a point in time if the criteria for recognizing revenue over time are not met, the title of the goods has transferred, and we have a present right to payment.
We typically recognize revenue for the sale of tooling at a point in time, which is generally upon completion of the tooling and, if applicable, acceptance by the customer.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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
Revenue for the sale of tooling is recognized when the related tooling has been provided, customer acceptance documentation has been obtained, the sales price is fixed or determinable, and collectability is reasonably assured. Consideration received in advance of us satisfying the performance obligation is included in other accrued liabilities as tooling in our consolidated balance sheets.
We generate service revenue, which is paid monthly, as a result of providing customer support programs to some of our customers through our call centers. These service revenues are recognized when services are performed, persuasive evidence of an arrangement exists (such as when a signed agreement is received from the customer), the sales price is fixed or determinable, and collectability is reasonably assured.
We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in other accrued liabilities until they are remitted to the government agency.

Leases

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases," and all related amendments as of January 1, 2019. The impact of this new guidance on our accounting policies and consolidated financial statements is also described below. There have been no other significant changes in our accounting policies during the three and six months ended June 30, 2019 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

We determine if an arrangement is a lease at inception and determine the classification of the lease, as either operating or finance, at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities and long-term operating lease liabilities on our consolidated balance sheets. We presently do not have any finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date, including the lease term, in

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

determining the present value of lease payments. Operating lease ROU assets also factor in any lease payments made, initial direct costs and lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Some of our leases include options to extend with a range of three to five years with up to two extensions at the then current market rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
In August 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which amends ASC 350-40, "Intangibles - Goodwill and Other - Internal-Use Software." The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and requires the capitalized implementation costs to be expensed over the term of the hosting arrangement. The accounting for the service element of a hosting arrangement that is a service contract is not affected. ASU 2018-15 is effective for fiscal periods beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-15, effective January 1, 2019, did not have a material impact on our consolidated financial statements.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Note 2 — Cash and Cash Equivalents
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2019	December 31, 2018
United States	$6,996	$1,156
People's Republic of China ("PRC")	12,967	20,885
Asia (excluding the PRC)	10,264	2,398
Europe	9,166	19,907
South America	10,172	8,861
Total cash and cash equivalents	$49,565	$53,207

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Trade receivables, gross	$150,779	$133,774
Allowance for doubtful accounts	(1,122)	(1,121)
Allowance for sales returns	(582)	(731)
Net trade receivables	149,075	131,922
Other	5,558	12,767
Accounts receivable, net	$154,633	$144,689
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$1,121	$1,064
Additions to costs and expenses	5	2
(Write-offs)/Foreign exchange effects	(4)	(58)
Balance at end of period	$1,122	$1,008

Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2019		2018
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$31,393	16.2%	$29,542	18.2%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

	Six Months Ended June 30,
	2019		2018
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$60,639	16.0%	$67,517		20.6%
Dish Network L.L.C.	$38,851	10.3%	—	(1)	—	(1)
(1) Net sales to this customer did not total more than 10% of our total net sales in the prior period.

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	June 30, 2019		December 31, 2018
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
Dish Network L.L.C.	$16,588	10.7%	—	(1)	—	(1)
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net at December 31, 2018.

Revenue Recognition Pattern
The pattern of revenue recognition was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Goods and services transferred at a point in time	$99,632	$83,661	$201,776	$177,600
Goods and services transferred over time	94,264	78,862	176,283	149,621
Net sales	$193,896	$162,523	$378,059	$327,221

Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Raw materials	$69,991	$68,834
Components	20,736	25,071
Work in process	5,336	5,577
Finished goods	60,265	50,006
Reserve for excess and obsolete inventory	(7,419)	(5,138)
Inventories, net	$148,909	$144,350

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$5,138	$4,288
Additions charged to costs and expenses (1)	3,978	4,564
Sell through (2)	(643)	(680)
(Write-offs)/Foreign exchange effects	(1,054)	(635)
Balance at end of period	$7,419	$7,537

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $3.0 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. These amounts are production waste and manufacturing inefficiencies and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. No suppliers totaled more than 10% of our total inventory purchases for the three and six months ended June 30, 2019 and 2018.

Related Party Supplier
During the six months ended June 30, 2018, we purchased certain printed circuit board assemblies from a related party supplier. The supplier was considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owned 40% of this supplier. In the second quarter of 2018, our Senior Vice President sold his interest in this supplier, and thus this supplier is no longer considered a related party.
Total inventory purchases made from this supplier while it was a related party were $1.1 million during the six months ended June 30, 2018.

Note 5 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At June 30, 2019, our operating leases had remaining lease terms of up to 42 years.
Lease balances within our consolidated balance sheet were as follows:

(In thousands)	June 30, 2019
Assets:
Operating lease right-of-use assets	$20,306
Liabilities:
Other accrued liabilities	$4,158
Long-term operating lease obligations	16,403
Total lease liabilities	$20,561
Operating lease expense, including short-term and variable lease costs, which are insignificant to the total, and operating lease cash flows and supplemental cash flow information were as follows:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cost of sales	$612	$1,204
Selling, general and administrative expenses	1,156	2,288
Total operating lease expense	$1,768	$3,492
Operating cash outflows from operating leases	$1,579	$3,094
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$1,524

The weighted average remaining lease term and the weighted average discount rate were as follows:

June 30, 2019
Weighted average lease term (in years)	9.10
Weighted average discount rate	4.76%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at June 30, 2019. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	June 30, 2019
2019 (remaining 6 months)	$2,413
2020	5,111
2021	5,266
2022	4,429
2023	2,358
Thereafter	3,396
Total lease payments	22,973
Less: imputed interest	(2,412)
Total lease liabilities	$20,561
As of June 30, 2019, we have two operating leases that have not yet commenced with the total initial lease liability of approximately $2.6 million with three and five-year terms, which are not reflected within the maturity schedule above.
Note 6 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2018	$48,485
Foreign exchange effects	(13)
Balance at June 30, 2019	$48,472

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	June 30, 2019			December 31, 2018
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$326	$(199)	$127	$329	$(188)	$141
Patents	15,254	(6,041)	9,213	14,560	(5,704)	8,856
Trademarks and trade names	2,786	(2,053)	733	2,786	(1,900)	886
Developed and core technology	12,560	(9,095)	3,465	12,560	(8,087)	4,473
Capitalized software development costs	288	—	288	155	—	155
Customer relationships	32,684	(24,464)	8,220	32,534	(22,675)	9,859
Total intangible assets, net	$63,898	$(41,852)	$22,046	$62,924	$(38,554)	$24,370

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.2 million and $7.1 million at June 30, 2019 and December 31, 2018, respectively.
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cost of sales	$—	$18	$—	$73
Selling, general and administrative expenses	1,800	1,758	3,584	3,505
Total amortization expense	$1,800	$1,776	$3,584	$3,578

Estimated future annual amortization expense related to our intangible assets at June 30, 2019, was as follows:

(In thousands)
2019 (remaining 6 months)	$3,635
2020	6,137
2021	2,575
2022	2,354
2023	2,209
Thereafter	5,136
Total	$22,046

Note 7 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $130.0 million revolving line of credit ("Credit Line") through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date on November 1, 2020. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at June 30, 2019.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at June 30, 2019 was 4.16%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of June 30, 2019, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At June 30, 2019, we had $95.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $1.2 million and $1.4 million during the three months ended June 30, 2019 and 2018, respectively. Our total interest expense on borrowings was $2.5 million and $2.5 million during the six months ended June 30, 2019 and 2018, respectively.
Note 8 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded income tax expense of $0.2 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively. We recorded income tax expense of $1.2 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. Income tax expense for the six months ended June 30, 2019 decreased primarily due to the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance and the net effect of remeasurement of deferred taxes to recognize the High Technology Exemption ("HTE") approved for our Yangzhou factory located in northern China. For the six months ended June 30, 2018, the tax expense of $1.9 million is attributable to the gain on sale of our Guangzhou factory located in southern China.

At December 31, 2018, we assessed the realizability of the Company's deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2018, we had a three year cumulative operating loss for our U.S. operations and accordingly, provided a full valuation allowance on our U.S. and state deferred tax assets. During three months ended June 30, 2019, there has been no change to the Company's valuation allowance position.
At June 30, 2019, we had gross unrecognized tax benefits of $4.7 million, including interest and penalties, of which approximately $4.4 million of this amount, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate, if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.5 million as of June 30, 2019 and $0.5 million at December 31, 2018 are included in the unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Note 9 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Accrued social insurance (1)	$16,709	$16,735
Accrued salary/wages	8,641	8,783
Accrued vacation/holiday	2,971	2,954
Accrued bonus (2)	5,208	2,361
Accrued commission	815	1,432
Other accrued compensation	1,993	1,700
Total accrued compensation	$36,337	$33,965

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2019 and December 31, 2018.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.6 million and $0.4 million at June 30, 2019 and December 31, 2018, respectively.

Note 10 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Duties	$4,258	$4,865
Freight and handling fees	9,758	3,217
Operating lease obligations	4,158	—
Professional fees	1,157	1,930
Sales taxes and VAT	364	1,050
Short-term contingent consideration	4,951	4,190
Tooling (1)	2,100	1,770
Other	9,341	6,989
Total other accrued liabilities	$36,087	$24,011

(1)
The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers. Revenue recognized for the sale of tooling during the three and six months ended June 30, 2019 and 2018 was insignificant in relation to our net sales.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Note 11 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$276	$339
Accruals for warranties issued during the period	—	769
Settlements (in cash or in kind) during the period	—	(100)
Balance at end of period	$276	$1,008
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

On September 26, 2016, we entered into an agreement to sell our Guangzhou manufacturing facility for RMB 320 million. In accordance with the terms of the agreement, the buyer deposited 10% of the purchase price into an escrow account upon the execution of the agreement. In April 2018, we and the buyer mutually agreed to terminate the sale. The mutually agreed termination took effect immediately with no incremental penalty or costs to either party. In connection with this termination, the deposit was returned to the buyer.

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
Litigation
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido") filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV"), and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal in this ruling. The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court’s ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to the asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations, and in June 2017, a hearing was held before the trial court. During this hearing, Ruwido sought to have a second product which we are currently selling to Telenet included in this case. In September 2017, the Court ruled in our favor that our current product cannot be made part of this case. The Court also refused to rule on whether the original product (which we are no longer selling) infringes the Ruwido patent, instead deciding to wait until the European Patent Office (the "EPO") has ruled on our Opposition (see below). Finally, the Court ruled that our original product (which we are no longer selling) infringes certain of Ruwido’s design rights, but stayed any decision of compensation and/or damages until all aspects of the case have been decided. We have filed an appeal as to the Court’s ruling of infringement. Subsequent to the Court's ruling that a second product could not be added to the first case on the merits, Ruwido filed a separate case on the merits with respect to this second product, claiming that it too infringes the same patent at issue in the first suit. We have denied these claims. According to the Court’s trial schedule, briefs from both parties were due during the second half of 2018 and early 2019 with a trial date set for January 2019. This trial date has since been postponed pending a request to submit additional pleadings

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

which the Court is expected to rule upon prior to the end of August 2019. At that time, the Court is expected to reschedule the trial to sometime in late 2019. In September 2015, UEBV filed an Opposition with the EPO seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We have assembled this additional information and the final hearing was scheduled for January 29, 2019. The EPO held this hearing on January 29 and 30, 2019 and revoked Ruwido's patent as originally filed. The EPO, however, maintained the patent in an amended form with a much narrower claim. Once the EPO has issued its written opinion (which it has not yet done so), the parties will have the right to appeal the EPO's decision. At this time, neither have done so. On September 5, 2017, Ruwido and FMH filed a patent infringement case on the merits against UEBV and Telenet in the Netherlands alleging the same claims of infringement as in the Belgium Courts (see above). We have denied these claims and filed a counterclaim seeking to invalidate the Ruwido patent. A November 30, 2018 hearing date was set by the Court but it deferred its decision until the decision from the EPO has become final. Subsequently, the parties requested they each be allowed to submit additional pleadings. The Court is expected to rule on this request no later than the end of August 2019.

On September 5, 2018, we filed a lawsuit against Roku, Inc. (“Roku”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Roku, Inc.) alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. Roku has answered our complaint with a general denial. In December 2018, the Court set a trial date of June 16, 2020. On August 6, 2019, the Court heard arguments at its "Markman" hearing and we are expecting the Court to issue its final "Markman" order in the next few weeks. Finally, we are continuing with discovery and general motion practice.
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
Note 12 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On October 30, 2018, our Board approved an adjustment to the amount of common stock that we could purchase under our existing repurchase plan to an amount not to exceed $5.0 million of our common stock. As of June 30, 2019, we had $3.9 million of authorized repurchases remaining under the Board's authorizations. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Shares repurchased	48	225
Cost of shares repurchased	$1,404	$7,114
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.
Note 13 — Foreign Operations
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
United States	$106,547	$79,294	$205,483	$159,045
Asia (excluding PRC)	25,468	27,467	49,544	54,867
Europe	22,823	20,330	46,122	39,460
People's Republic of China	20,453	20,627	42,761	40,744
Latin America	10,119	6,636	17,906	16,666
Other	8,486	8,169	16,243	16,439
Total net sales	$193,896	$162,523	$378,059	$327,221
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	June 30, 2019	December 31, 2018
United States	$12,972	$14,504
People's Republic of China	69,412	79,382
All other countries	13,906	6,569
Total long-lived tangible assets	$96,290	$100,455

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Note 14 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cost of sales	$37	$23	$65	$40
Research and development expenses	274	201	494	356
Selling, general and administrative expenses:
Employees	1,715	1,737	3,139	3,265
Outside directors	247	504	493	1,008
Total employee and director stock-based compensation expense	$2,273	$2,465	$4,191	$4,669

Income tax benefit	$477	$519	$876	$982

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2018	597	$44.27
Granted	150	27.07
Exercised	—	—		$—
Forfeited/canceled/expired	—	—
Outstanding at June 30, 2019 (1)	747	$40.80	4.20	$5,435
Vested and expected to vest at June 30, 2019(1)	747	$40.80	4.20	$5,435
Exercisable at June 30, 2019(1)	503	$43.33	3.26	$3,331

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2019. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average fair value of grants	$—	$—	$10.28	$14.26
Risk-free interest rate	—%	—%	2.49%	2.51%
Expected volatility	—%	—%	41.64%	33.09%
Expected life in years	0.00	0.00	4.54	4.53
As of June 30, 2019, we expect to recognize $2.6 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.0 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	204	$49.23
Granted	228	28.51
Vested	(94)	48.07
Forfeited	(13)	36.86
Non-vested at June 30, 2019	325	$35.52
As of June 30, 2019, we expect to recognize $9.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.
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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. At June 30, 2019, 175,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 475,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $680 million in goods and services from us during the period January 1, 2018 through December 31, 2021.
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. Through June 30, 2019, none of the warrants had vested for the two-year period beginning January 1, 2018.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

The assumptions we utilized in the Black Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value	$10.61	$6.92	$10.61	$6.92
Price of Universal Electronics Inc. common stock	$40.69	$32.88	$40.69	$32.88
Risk-free interest rate	1.72%	2.71%	1.72%	2.71%
Expected volatility	46.32%	40.20%	46.32%	40.20%
Expected life in years	3.50	4.50	3.50	4.50

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Reduction/(increase) to net sales	$236	$(128)	$670	$343
Income tax benefit/(expense)	59	(32)	167	86

We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at June 30, 2019 was $4.2 million.

Note 16 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net gain (loss) on foreign currency exchange contracts (1)	$(105)	$1,865	$(376)	$534
Net gain (loss) on foreign currency exchange transactions	158	(2,965)	27	(2,240)
Other income (expense)	135	18	71	37
Other income (expense), net	$188	$(1,082)	$(278)	$(1,669)

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Note 17 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2019	2018	2019	2018
BASIC
Net income (loss)	$(5,061)	$22,659	$(6,066)	$22,072
Weighted-average common shares outstanding	13,863	14,070	13,845	14,078
Basic earnings (loss) per share	$(0.37)	$1.61	$(0.44)	$1.57

DILUTED
Net income (loss)	$(5,061)	$22,659	$(6,066)	$22,072
Weighted-average common shares outstanding for basic	13,863	14,070	13,845	14,078
Dilutive effect of stock options, restricted stock and common stock warrants	—	88	—	117
Weighted-average common shares outstanding on a diluted basis	13,863	14,158	13,845	14,195
Diluted earnings (loss) per share	$(0.37)	$1.60	$(0.44)	$1.55
The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Stock options	382	382	462	357
Restricted stock awards	31	204	129	172
Performance-based warrants	175	—	175	—

Note 18 — Derivatives
The following table sets forth the total net fair value of derivatives:

	June 30, 2019				December 31, 2018
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(37)	$—	$(37)	$—	$(249)	$—	$(249)
We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.1 million and a net pre-tax gain of $1.9 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, we had a net pre-tax loss of $0.4 million and a net pre-tax gain of $0.5 million, respectively (see Note 16).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2019	USD/Brazilian Real	USD	$2.0	3.8677	$(19)	July 26, 2019
June 30, 2019	USD/Euro	USD	$29.0	1.1394	$(17)	July 26, 2019
December 31, 2018	USD/Euro	USD	$20.0	1.1421	$(97)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$27.0	6.8969	$(116)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$5.0	6.9245	$(41)	January 25, 2019
December 31, 2018	USD/Brazilian Real	USD	$1.0	3.8651	$5	January 25, 2019

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
To recap our results for the three months ended June 30, 2019:

•	Net sales increased 19.3% to $193.9 million for the three months ended June 30, 2019 from $162.5 million for the three months ended June 30, 2018.

•	Our gross margin percentage increased from 16.5% for the three months ended June 30, 2018 to 17.5% for the three months ended June 30, 2019.

•	Operating expenses, as a percent of net sales, decreased from 22.6% for the three months ended June 30, 2018 to 19.5% for the three months ended June 30, 2019.

•
Our operating loss decreased from $9.9 million for the three months ended June 30, 2018 to $3.9 million for the three months ended June 30, 2019. Our operating loss percentage decreased from 6.1% for the three months ended June 30, 2018 to 2.0% for the three months ended June 30, 2019.

•	Income tax expense decreased from $2.1 million for the three months ended June 30, 2018 to $0.2 million for the three months ended June 30, 2019.
Our strategic business objectives for 2019 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.5	83.5	80.5	80.5
Gross profit	17.5	16.5	19.5	19.5
Research and development expenses	3.7	3.7	3.7	3.7
Selling, general and administrative expenses	15.8	18.9	16.4	18.5
Operating loss	(2.0)	(6.1)	(0.6)	(2.7)
Interest income (expense), net	(0.6)	(0.8)	(0.6)	(0.7)
Gain on sale of Guangzhou factory	—	22.8	—	11.3
Other income (expense), net	0.1	(0.7)	(0.1)	(0.5)
Income (loss) before provision for income taxes	(2.5)	15.2	(1.3)	7.4
Provision for income taxes	0.1	1.3	0.3	0.6
Net income (loss)	(2.6)%	13.9%	(1.6)%	6.8%
Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018
Net sales. Net sales for the three months ended June 30, 2019 were $193.9 million, an increase of 19.3% compared to $162.5 million for the three months ended June 30, 2018. The increase in net sales was primarily due to the recent launches of higher end platforms by existing customers, both in the subscription broadcasting and OEM channels, a newly acquired customer and continued strength in home automation.
Gross profit. Gross profit for the three months ended June 30, 2019 was $34.0 million compared to $26.8 million for the three months ended June 30, 2018. Gross profit as a percent of sales increased to 17.5% for the three months ended June 30, 2019 from 16.5% for the three months ended June 30, 2018. The gross margin percentage was favorably impacted by lower raw material costs during the three months ended June 30, 2019 and foreign currency as the U.S. Dollar strengthened by approximately 650 basis points versus the Chinese Yuan. These savings were partially offset by higher U.S tariffs on many of our products that are manufactured in China and imported into the U.S. In an effort to mitigate the effect of the increased tariffs, we are in the process of transitioning the production of goods destined for the U.S. from our China factories to our factory in Mexico. In connection with this transition, which began in the fourth quarter of 2018, we have incurred costs related to the movement of materials, duplicative labor efforts and indirect costs including unabsorbed duplicative overhead and manufacturing inefficiencies. We expect this manufacturing transition to be completed in the latter half of 2019. Until then, we expect that our gross margin rate will continue to be negatively impacted by increased U.S. tariffs and manufacturing transition inefficiencies.
Research and development ("R&D") expenses. R&D expenses increased 18.2% to $7.2 million for the three months ended June 30, 2019 from $6.1 million for the three months ended June 30, 2018 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Selling, general and administrative ("SG&A") expenses. SG&A expenses were $30.8 million for the three months ended June 30, 2019 compared to $30.6 million for the three months ended June 30, 2018. Contingent consideration, recorded in connection with our acquisitions of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink") and Residential Control Systems, Inc. ("RCS"), decreased. Payroll expense also decreased as a result of our ongoing corporate restructuring initiatives. Offsetting these savings was an increase to incentive-based compensation.
Interest income (expense), net. Net interest expense decreased to $1.1 million for the three months ended June 30, 2019 from $1.3 million for the three months ended June 30, 2018 as a result of a lower average quarterly loan balance.
Gain on sale of Guangzhou factory. In June 2018, we completed the sale of our Guangzhou manufacturing facility in exchange for cash proceeds of $51.3 million, resulting in a pre-tax gain of $37.0 million.
Other income (expense), net. Net other income was $0.2 million for the three months ended June 30, 2019 compared to net other expense of $1.1 million for the three months ended June 30, 2018. This change was driven primarily by foreign currency losses associated with fluctuations in the Argentinian Peso and Chinese Yuan Renminbi exchange rates versus the U.S. Dollar in the prior year period.
Provision for income taxes. Income tax expense was $0.2 million for the three months ended June 30, 2019 compared to $2.1 million for the three months ended June 30, 2018. As a result of a full valuation allowance being applied against the U.S. deferred tax assets, the U.S. pre-tax loss incurred in the quarter ending June 30, 2019 was not benefited. The $0.2 million tax expense relates to pre-tax income generated in foreign jurisdictions. For the three months ended June 30, 2018, the tax expense of $2.1 million is attributable to the gain on sale of our Guangzhou factory located in southern China.
Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018
Net sales. Net sales for the six months ended June 30, 2019 were $378.1 million, an increase of 15.5% compared to $327.2 million for the six months ended June 30, 2018. The increase in net sales was primarily due to the recent launches of higher end platforms by existing customers, both in the subscription broadcasting and OEM channels, a newly acquired customer and continued strength in home automation.
Gross profit. Gross profit for the six months ended June 30, 2019 was $73.9 million compared to $64.0 million for the six months ended June 30, 2018. Gross profit as a percent of sales was unchanged at 19.5% for both the six months ended June 30, 2019 and the six months ended June 30, 2018. The gross margin percentage was favorably impacted by lower raw material costs during the six months ended June 30, 2019 and foreign currency as the U.S. Dollar strengthened by approximately 610 basis points versus the Chinese Yuan. The gross margin percentage was unfavorably impacted by higher U.S tariffs on many of our products that are manufactured in China and imported into the U.S. In an effort to mitigate the effect of the increased tariffs, we are in the process of transitioning the production of goods destined for the U.S. from our China factories to our factory in Mexico. In connection with this transition, which began in the fourth quarter of 2018, we have incurred costs related to the movement of materials, duplicative labor efforts and indirect costs including unabsorbed duplicative overhead and manufacturing inefficiencies. We expect this manufacturing transition to be completed by the latter half of 2019. Until then, we expect that our gross margin rate will continue to be negatively impacted by increased U.S. tariffs and manufacturing transition inefficiencies.
Research and development ("R&D") expenses. R&D expenses increased 15.2% to $14.0 million for the six months ended June 30, 2019 from $12.1 million for the six months ended June 30, 2018 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased to $62.2 million for the six months ended June 30, 2019 from $60.8 million for the six months ended June 30, 2018, primarily due to increases in incentive compensation expense and additional freight costs associated with our manufacturing transition from China to Mexico. These increases were partially offset by a decrease in payroll related expenses in connection with ongoing corporate restructuring initiatives.

Interest income (expense), net. Net interest expense was $2.3 million for both the six months ended June 30, 2019 and the six months ended June 30, 2018.
Gain on sale of Guangzhou factory. In June 2018, we completed the sale of our Guangzhou manufacturing facility in exchange for cash proceeds of $51.3 million, resulting in a pre-tax gain of $37.0 million.
Other income (expense), net. Net other expense was $0.3 million for the six months ended June 30, 2019 compared to $1.7 million for the six months ended June 30, 2018. This change was driven primarily by foreign currency losses associated with fluctuations in the Argentinian Peso, Chinese Yuan Renminbi and Euro exchange rates versus the U.S. Dollar in the prior year period.
Provision for income taxes. Income tax expense was $1.2 million for the six months ended June 30, 2019 compared to $1.9 million for the six months ended June 30, 2018. Income tax expense for the six months ended June 30, 2019 decreased primarily due to the mix of pre-tax income among jurisdictions, including losses not benefited in the U.S. as a result of a valuation allowance and the net effect of a remeasurement of deferred taxes to recognize the High Technology Exemption ("HTE") approved for our Yangzhou factory located in northern China. For the six months ended June 30, 2018, the tax expense of $1.9 million is attributable to the gain on sale of our Guangzhou factory located in southern China.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2019	Increase (Decrease)	Six Months Ended June 30, 2018
Cash provided by (used for) operating activities	$20,233	$24,110	$(3,877)
Cash provided by (used for) investing activities	(11,353)	(42,927)	31,574
Cash provided by (used for) financing activities	(12,155)	25,113	(37,268)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(367)	(2,032)	1,665
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,642)	$4,264	$(7,906)

	June 30, 2019	Increase (Decrease)	December 31, 2018
Cash and cash equivalents	$49,565	$(3,642)	$53,207
Working capital	98,498	(2,099)	100,597
Net cash provided by operating activities was $20.2 million during the six months ended June 30, 2019 compared to $3.9 million of net cash used for operating activities during the six months ended June 30, 2018. Accounts payable and accrued liabilities produced net cash inflows of $16.8 million during the six months ended June 30, 2019 versus cash outflows of $7.3 million during the six months ended June 30, 2018, largely as a result of timing of payments. Accounts receivable and contract assets produced cash outflows of $8.1 million during the six months ended June 30, 2019 compared to cash inflows of $6.2 million during the six months ended June 30, 2018 largely due to strong sales growth in the first half of 2019 offset partially by a decrease in days sales outstanding of 69 days at June 30, 2019 compared to 83 days at June 30, 2018. Inventory turns increased from 3.2 turns at June 30, 2018 to 3.5 turns at June 30, 2019. We expect inventory turns to continue to improve as we complete the transition of manufacturing U.S. bound products from our China factories to our factory in Mexico.
Net cash used for investing activities during the six months ended June 30, 2019 was $11.4 million, of which $10.1 million was utilized for capital expenditures. Net cash provided by investing activities during the six months ended June 30, 2018 was $31.6 million which included cash proceeds relating to the sale of our Guangzhou factory of $51.3 million offset partially by $13.4 million of capital expenditures.
Net cash used for financing activities was $12.2 million during the six months ended June 30, 2019 compared to $37.3 million during the six months ended June 30, 2018. The change in financing activity cash flows was driven primarily by borrowing and repayment activity on our line of credit. During the six months ended June 30, 2019 we had net repayments of $6.5 million compared to $27.0 million during the six months ended June 30, 2018.

During the six months ended June 30, 2019, we repurchased 47,100 shares of our common stock at a cost of $1.4 million compared to our repurchase of 224,979 shares at a cost of $7.1 million during the six months ended June 30, 2018. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 12 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$27,811	$6,128	$12,630	$5,903	$3,150
Purchase obligations (1)	4,342	4,342	—	—	—
Contingent consideration (2)	9,380	4,951	4,270	159	—
Total contractual obligations	$41,533	$15,421	$16,900	$6,062	$3,150

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$49,565	$53,207
Available borrowing resources	32,300	28,500
Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws. We have provided for the state income tax liability and the foreign withholding tax on these amounts for financial statement purposes.
On June 30, 2019, we had $7.0 million, $13.0 million, $10.3 million, $9.2 million and $10.2 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2018, we had $1.2 million, $20.9 million, $2.4 million, $19.9 million, and $8.9 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $130.0 million revolving line of credit ("Credit Line") through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date on November 1, 2020. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at June 30, 2019.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at June 30, 2019 was 4.16%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of June 30, 2019, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At June 30, 2019, we had an outstanding balance of $95.0 million on our Credit Line and $32.3 million of availability. As of July 1, 2019, we have $27.3 million available on our Credit Line.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.7 million annual impact on net income based on our outstanding line of credit balance at June 30, 2019.
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
Foreign Currency Exchange Rate Risk
At June 30, 2019, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee, Philippine Peso and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2019, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen relative to the U.S. Dollar fluctuate 10% from June 30, 2019, net income in the second quarter of 2019 would fluctuate by approximately $10.2 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the three months ended June 30, 2019, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2019 - April 30, 2019	—	$—	—	$—	$3,934,261
May 1, 2019 - May 31, 2019	3,663	43.94	—	—	3,934,261
June 1, 2019 - June 30, 2019	691	40.22	—	—	3,934,261
Total	4,354	$43.35	—	$—

(1)
Of the repurchases in May and June, 3,663 and 691 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)	Amounts in this column reflect the weighted average price paid for shares purchased under our share repurchase authorizations, inclusive of commissions paid to brokers.

(3)
On October 30, 2018, our board of directors approved a repurchase plan authorizing the repurchase of up to $5.0 million of our common stock. Under these authorizations, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. As of June 30, 2019, we had $3.9 million of authorized repurchases remaining under the Board's authorizations.

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

Dated:	August 8, 2019	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)