Form 10-Q
period 2019-09-30
UNIVERSAL ELECTRONICS INC
filed 2019-11-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,928,185 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 6, 2019.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$54,729	$53,207
Accounts receivable, net	157,138	144,689
Contract assets	21,721	25,572
Inventories, net	137,522	144,350
Prepaid expenses and other current assets	6,061	11,638
Income tax receivable	3,392	997
Total current assets	380,563	380,453
Property, plant and equipment, net	91,067	95,840
Goodwill	48,404	48,485
Intangible assets, net	20,487	24,370
Operating lease right-of-use assets	19,890	—
Deferred income taxes	2,719	1,833
Other assets	2,357	4,615
Total assets	$565,487	$555,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,842	$107,282
Line of credit	88,000	101,500
Accrued compensation	40,343	33,965
Accrued sales discounts, rebates and royalties	9,265	9,574
Accrued income taxes	3,560	3,524
Other accrued liabilities	32,659	24,011
Total current liabilities	277,669	279,856
Long-term liabilities:
Operating lease obligations	15,580	—
Contingent consideration	4,732	8,435
Deferred income taxes	4,195	930
Income tax payable	1,647	1,647
Other long-term liabilities	13	1,768
Total liabilities	303,836	292,636
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,099,047 and 23,932,703 shares issued on September 30, 2019 and December 31, 2018, respectively	241	239
Paid-in capital	285,487	276,103
Treasury stock, at cost, 10,170,862 and 10,116,459 shares on September 30, 2019 and December 31, 2018, respectively	(277,630)	(275,889)
Accumulated other comprehensive income (loss)	(25,838)	(20,281)
Retained earnings	279,391	282,788
Total stockholders' equity	261,651	262,960
Total liabilities and stockholders' equity	$565,487	$555,596
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$200,724	$182,717	$578,783	$509,938
Cost of sales	154,245	142,401	458,437	405,661
Gross profit	46,479	40,316	120,346	104,277
Research and development expenses	7,930	5,593	21,884	17,703
Selling, general and administrative expenses	32,422	29,994	94,598	90,811
Operating income (loss)	6,127	4,729	3,864	(4,237)
Interest income (expense), net	(784)	(1,177)	(3,088)	(3,526)
Gain on sale of Guangzhou factory	—	—	—	36,978
Other income (expense), net	(148)	(2,282)	(426)	(3,951)
Income (loss) before provision for income taxes	5,195	1,270	350	25,264
Provision for income taxes	2,526	311	3,747	2,233
Net income (loss)	$2,669	$959	$(3,397)	$23,031

Earnings (loss) per share:
Basic	$0.19	$0.07	$(0.25)	$1.65
Diluted	$0.19	$0.07	$(0.25)	$1.63
Shares used in computing earnings (loss) per share:
Basic	13,894	13,836	13,861	13,997
Diluted	14,170	13,959	13,861	14,116
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,669	$959	$(3,397)	$23,031
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(5,457)	(3,778)	(5,557)	(5,190)
Comprehensive income (loss)	$(2,788)	$(2,819)	$(8,954)	$17,841
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2019:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	23,933	$239	(10,116)	$(275,889)	$276,103	$(20,281)	$282,788	$262,960
Net income (loss)							(1,005)	(1,005)
Currency translation adjustment						1,733		1,733
Shares issued for employee benefit plan and compensation	78	1			346			347
Purchase of treasury shares			(43)	(1,215)				(1,215)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,918			1,918
Performance - based common stock warrants					434			434
Balance at March 31, 2019	24,019	240	(10,159)	(277,104)	278,801	(18,548)	281,783	265,172
Net income (loss)							(5,061)	(5,061)
Currency translation adjustment						(1,833)		(1,833)
Shares issued for employee benefit plan and compensation	17	—			273			273
Purchase of treasury shares			(5)	(189)				(189)
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,273			2,273
Performance-based common stock warrants					236			236
Balance at June 30, 2019	24,043	240	(10,164)	(277,293)	281,583	(20,381)	276,722	260,871
Net income (loss)							2,669	2,669
Currency translation adjustment						(5,457)		(5,457)
Shares issued for employee benefit plan and compensation	29	1			255			256
Purchase of treasury shares			(7)	(337)				(337)
Stock options exercised	20				411			411
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,527			2,527
Performance-based common stock warrants					711			711
Balance at September 30, 2019	24,099	$241	(10,171)	$(277,630)	$285,487	$(25,838)	$279,391	$261,651
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

The following summarizes the changes in total equity for the three and nine months ended September 30, 2018:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	23,760	$238	(9,703)	$(262,065)	$265,195	$(16,599)	$266,780	$253,549
Impact to retained earnings from adoption of ASU 2014-09							4,084	4,084
Balance at January 1, 2018	23,760	238	(9,703)	(262,065)	265,195	(16,599)	270,864	257,633
Net income (loss)							(587)	(587)
Currency translation adjustment						3,646		3,646
Shares issued for employee benefit plan and compensation	42	—			336			336
Purchase of treasury shares			(13)	(615)				(615)
Stock options exercised	20	—			439			439
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,204			2,204
Performance - based common stock warrants					471			471
Balance at March 31, 2018	23,830	238	(9,716)	(262,680)	268,645	(12,953)	270,277	263,527
Net income (loss)							22,659	22,659
Currency translation adjustment						(5,058)		(5,058)
Shares issued for employee benefit plan and compensation	14	1			253			254
Purchase of treasury shares			(212)	(6,499)				(6,499)
Stock options exercised	10	—			265			265
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,465			2,465
Performance-based common stock warrants					(128)			(128)
Balance at June 30, 2018	23,862	239	(9,928)	(269,179)	271,500	(18,011)	292,936	277,485
Net income (loss)							959	959
Currency translation adjustment						(3,778)		(3,778)
Shares issued for employee benefit plan and compensation	18	—			290			290
Purchase of treasury shares			(148)	(5,450)				(5,450)
Stock options exercised	5	—			160			160
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,139			2,139
Performance-based common stock warrants					404			404
Balance at September 30, 2018	23,892	$239	(10,076)	$(274,629)	$274,493	$(21,789)	$293,895	$272,209
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used for) operating activities:
Net income (loss)	$(3,397)	$23,031
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	23,734	25,264
Provision for doubtful accounts	275	2
Provision for inventory write-downs	11,222	6,450
Gain on sale of Guangzhou factory	—	(36,978)
Deferred income taxes	2,273	(1,370)
Shares issued for employee benefit plan	876	880
Employee and director stock-based compensation	6,718	6,808
Performance-based common stock warrants	1,381	747
Impairment of China factory equipment	—	2,886
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(11,117)	(1,289)
Inventories	(6,819)	(9,535)
Prepaid expenses and other assets	5,507	(4,194)
Accounts payable and accrued liabilities	11,686	(13,142)
Accrued income taxes	(2,418)	(4,134)
Net cash provided by (used for) operating activities	39,921	(4,574)
Cash provided by (used for) investing activities:
Proceeds from sale of Guangzhou factory	—	51,291
Acquisitions of property, plant and equipment	(15,854)	(16,838)
Refund of deposit received toward sale of Guangzhou factory	—	(5,053)
Acquisitions of intangible assets	(1,505)	(1,911)
Net cash provided by (used for) investing activities	(17,359)	27,489
Cash provided by (used for) financing activities:
Borrowings under line of credit	57,500	48,000
Repayments on line of credit	(71,000)	(82,500)
Proceeds from stock options exercised	411	864
Treasury stock purchased	(1,741)	(12,564)
Contingent consideration payments in connection with business combinations	(4,251)	(3,858)
Net cash provided by (used for) financing activities	(19,081)	(50,058)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,959)	1,799
Net increase (decrease) in cash, cash equivalents and restricted cash	1,522	(25,344)
Cash, cash equivalents and restricted cash at beginning of year	53,207	67,339
Cash, cash equivalents and restricted cash at end of period	$54,729	$41,995

Supplemental cash flow information:
Income taxes paid	$5,608	$5,453
Interest paid	$3,479	$3,722
See Note 4 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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
Our results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
SEPTEMBER 30, 2019
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
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Sales allowances are recognized as reductions of gross accounts receivable to arrive at accounts receivable, net if the sales allowances are distributed in customer account credits. See Note 3 for further information concerning our sales allowances.
We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in our consolidated balance sheets until they are remitted to the government agency.

Leases

We adopted ASU 2016-02, "Leases," and all related amendments as of January 1, 2019.

We determine if an arrangement is a lease at inception and determine the classification of the lease, as either operating or finance, at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities and long-term operating lease obligations on our consolidated balance sheets. We presently do not have any finance leases.
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
There have been no other significant changes in our accounting policies during the three and nine months ended September 30, 2019 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 (with amendments issued in 2018), which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance also requires lessees to recognize a ROU asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018. We adopted ASU 2016-02 on January 1, 2019 using the modified retrospective optional transition method. Thus, the standard was applied starting January 1, 2019 and prior periods were not restated.
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
Recent Accounting Updates Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This guidance updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Note 2 — Cash and Cash Equivalents
Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2019	December 31, 2018
United States	$7,226	$1,156
People's Republic of China ("PRC")	12,813	20,885
Asia (excluding the PRC)	11,113	2,398
Europe	12,156	19,907
South America	11,421	8,861
Total cash and cash equivalents	$54,729	$53,207

Note 3 — Accounts Receivable, Net and Revenue Concentrations
Accounts receivable, net were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Trade receivables, gross	$151,220	$133,774
Allowance for doubtful accounts	(1,292)	(1,121)
Allowance for sales returns	(497)	(731)
Net trade receivables	149,431	131,922
Other	7,707	12,767
Accounts receivable, net	$157,138	$144,689
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$1,121	$1,064
Additions to costs and expenses	275	2
(Write-offs)/Foreign exchange effects	(104)	(74)
Balance at end of period	$1,292	$992

Significant Customers
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2019		2018
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$30,419	15.2%	$32,336		17.7%
Ring L.L.C.	$21,050	10.5%	—	(1)	—	(1)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

	Nine Months Ended September 30,
	2019		2018
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$91,058	15.7%	$99,853	19.6%
(1) Net sales to this customer did not total more than 10% of our total net sales in the prior period.

There were no customers with an accounts receivable balance in excess of 10% of the total accounts receivable balance as of September 30, 2019.

Revenue Recognition Pattern
The pattern of revenue recognition was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Goods and services transferred at a point in time	$108,065	$97,952	$309,841	$275,552
Goods and services transferred over time	92,659	84,765	268,942	234,386
Net sales	$200,724	$182,717	$578,783	$509,938

Note 4 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Raw materials	$59,412	$68,834
Components	21,557	25,071
Work in process	5,757	5,577
Finished goods	60,306	50,006
Reserve for excess and obsolete inventory	(9,510)	(5,138)
Inventories, net	$137,522	$144,350

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

(In thousands)	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$5,138	$4,288
Additions charged to costs and expenses (1)	7,430	5,353
Sell through (2)	(1,220)	(1,240)
(Write-offs)/Foreign exchange effects	(1,838)	(1,118)
Balance at end of period	$9,510	$7,283

(1)
The additions charged to costs and expenses do not include inventory directly written-off that was scrapped during production totaling $3.8 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts are production waste and manufacturing inefficiencies and are not included in management's reserve for excess and obsolete inventory.

(2)	These amounts represent the reduction in reserves associated with inventory items that were sold during the period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. No suppliers totaled more than 10% of our total inventory purchases for the three and nine months ended September 30, 2019 and 2018.

Related Party Supplier
During the nine months ended September 30, 2018, we purchased certain printed circuit board assemblies from a related party supplier. The supplier was considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owned 40% of this supplier. In the second quarter of 2018, our Senior Vice President sold his interest in this supplier, and thus this supplier is no longer considered a related party.
Total inventory purchases made from this supplier while it was a related party were $1.1 million during the nine months ended September 30, 2018.

Note 5 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At September 30, 2019, our operating leases had remaining lease terms of up to 42 years.
Lease balances within our consolidated balance sheet were as follows:

(In thousands)	September 30, 2019
Assets:
Operating lease right-of-use assets	$19,890
Liabilities:
Other accrued liabilities	$4,501
Long-term operating lease obligations	15,580
Total lease liabilities	$20,081
Operating lease expense, including short-term and variable lease costs, which are insignificant to the total, and operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of sales	$574	$1,627
Selling, general and administrative expenses	1,036	3,324
Total operating lease expense	$1,610	$4,951
Operating cash outflows from operating leases	$1,537	$5,197
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,131	$2,655

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

September 30, 2019
Weighted average lease liability term (in years)	4.60
Weighted average discount rate	4.62%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at September 30, 2019. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	September 30, 2019
2019 (remaining 3 months)	$1,190
2020	5,482
2021	5,493
2022	4,523
2023	2,306
Thereafter	3,366
Total lease payments	22,360
Less: imputed interest	(2,279)
Total lease liabilities	$20,081
As of September 30, 2019, we have two operating leases that have not yet commenced with the total initial lease liability of approximately $3.2 million with three and five-year terms, which are not reflected within the maturity schedule above.
Note 6 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2018	$48,485
Foreign exchange effects	(81)
Balance at September 30, 2019	$48,404

Intangible Assets, Net
The components of intangible assets, net were as follows:

	September 30, 2019			December 31, 2018
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$314	$(198)	$116	$329	$(188)	$141
Patents	15,606	(6,253)	9,353	14,560	(5,704)	8,856
Trademarks and trade names	2,786	(2,129)	657	2,786	(1,900)	886
Developed and core technology	12,560	(9,597)	2,963	12,560	(8,087)	4,473
Capitalized software development costs	—	—	—	155	—	155
Customer relationships	32,683	(25,285)	7,398	32,534	(22,675)	9,859
Total intangible assets, net	$63,949	$(43,462)	$20,487	$62,924	$(38,554)	$24,370

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.3 million and $7.1 million at September 30, 2019 and December 31, 2018, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cost of sales	$—	$18	$—	$91
Selling, general and administrative expenses	1,798	1,770	5,382	5,275
Total amortization expense	$1,798	$1,788	$5,382	$5,366

Estimated future annual amortization expense related to our intangible assets at September 30, 2019, was as follows:

(In thousands)
2019 (remaining 3 months)	$1,791
2020	6,045
2021	2,555
2022	2,443
2023	2,298
Thereafter	5,355
Total	$20,487

Note 7 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2020. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at September 30, 2019.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at September 30, 2019 was 3.55%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of September 30, 2019, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At September 30, 2019, we had $88.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.9 million and $1.2 million during the three months ended September 30, 2019 and 2018, respectively. Our total interest expense on borrowings was $3.4 million and $3.7 million during the nine months ended September 30, 2019 and 2018, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Note 8 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded an income tax expense of $2.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. We recorded income tax expense of $3.7 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. The income tax expense for the nine months ended September 30, 2019 increased primarily due to the mix of pre-tax income among jurisdictions, including losses not benefited for federal and state as a result of a valuation allowance and a remeasurement of deferred taxes to recognize the High Technology Exemption ("HTE") approved for our Yangzhou factory located in northern China.

At December 31, 2018, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2018, we had a three year cumulative operating loss for our U.S. operations and accordingly, provided a full valuation allowance on our U.S. and state deferred tax assets. During the three and nine months ended September 30, 2019, there has been no change to our valuation allowance position.
At September 30, 2019, we had gross unrecognized tax benefits of $4.8 million, including interest and penalties, of which approximately $4.4 million of this amount, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate, if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.6 million as of September 30, 2019 and $0.5 million at December 31, 2018 are included in the unrecognized tax benefits.
Note 9 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Accrued social insurance (1)	$16,462	$16,735
Accrued salary/wages	7,751	8,783
Accrued vacation/holiday	2,713	2,954
Accrued bonus (2)	10,823	2,361
Accrued commission	1,027	1,432
Other accrued compensation	1,567	1,700
Total accrued compensation	$40,343	$33,965

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2019 and December 31, 2018.

(2)
Accrued bonus includes an accrual for an extra month of salary ("13th month salary") to be paid to employees in certain geographies where it is the customary business practice. This 13th month salary is paid to these employees if they remain employed with us through December 31st. The total accrued for the 13th month salary was $0.7 million and $0.4 million at September 30, 2019 and December 31, 2018, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Note 10 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Duties	$4,426	$4,865
Freight and handling fees	4,852	3,217
Operating lease obligations	4,501	—
Professional fees	1,962	1,930
Sales taxes and VAT	1,500	1,050
Short-term contingent consideration	5,411	4,190
Tooling (1)	1,581	1,770
Other	8,426	6,989
Total other accrued liabilities	$32,659	$24,011

(1)
The tooling accrual balance relates to unearned revenue for tooling that will be sold to customers. Revenue recognized for the sale of tooling during the three and nine months ended September 30, 2019 and 2018 was insignificant in relation to our net sales.

Note 11 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$276	$339
Accruals for warranties issued during the period	695	787
Settlements (in cash or in kind) during the period	—	(850)
Balance at end of period	$971	$276
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

to be completed no later than June 30, 2018. On June 26, 2018, all conditions to closing were satisfied and the sale was completed, resulting in a pretax gain of $37.0 million ($32.1 million, net of income taxes).
Litigation

On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido") filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV"), and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal to this ruling.

The parties have fully briefed and argued before the appellate court and we are awaiting the appellate court’s ruling. In addition, on or about February 9, 2016, Ruwido filed a writ of summons for proceeding on the merits with respect to the asserted patents. UEBV and Telenet have replied, denying all of Ruwido's allegations, and in June 2017, a hearing was held before the trial court. During this hearing, Ruwido sought to have a second product which we are currently selling to Telenet included in this case. In September 2017, the Court ruled in our favor that our current product cannot be made part of this case. The Court also refused to rule on whether the original product (which we are no longer selling) infringes the Ruwido patent, instead deciding to wait until the European Patent Office (the "EPO") has ruled on our Opposition (see below). Finally, the Court ruled that our original product (which we are no longer selling) infringes certain of Ruwido’s design rights but stayed any decision of compensation and/or damages until all aspects of the case have been decided. We have filed an appeal as to the Court’s ruling of infringement. On September 16, 2019, the appellate court ruled in our favor concluding that our original product did not infringe Ruwido’s design rights. Now that the EPO has issued its ruling (see below), we expect the trial on Ruwido’s remaining infringement and unfair competition claims to occur in the summer of 2020.

Subsequent to the Court's ruling that a second product could not be added to the first case on the merits, Ruwido filed a separate case on the merits with respect to this second product, claiming that it too infringes the same patent at issue in the first suit. We have denied these claims. According to the Court’s trial schedule, briefs from both parties were due during the second half of 2018 and early 2019 with a trial date set for January 2019. This trial date has since been postponed pending a request to submit additional pleadings which the Court is expected to rule upon during the fourth quarter of 2019. Presently, the oral hearing on the merits with respect to this is set for February 10, 2020.

In September 2015, UEBV filed an Opposition with the EPO seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We have assembled this additional information and the final hearing was scheduled for January 29, 2019. The EPO held this hearing on January 29 and 30, 2019 and revoked Ruwido's patent as originally filed. The EPO, however, maintained the patent in an amended form with a much narrower claim. On August 23, 2019, the EPO issued its written opinion. The parties had until November 1, 2019 to file its notice of appeal. We and Ruwido have each filed notices of appeal and we are to file the detailed grounds for the appeal by the end of December.

On September 5, 2017, Ruwido and FMH filed a patent infringement case on the merits against UEBV and Telenet in the Netherlands alleging the same claims of infringement as in the Belgium Courts (see above). We have denied these claims and filed a counterclaim seeking to invalidate the Ruwido patent. A November 30, 2018 hearing date was set by the Court but it deferred its decision until the decision from the EPO has become final. Subsequently, the parties requested they each be allowed to submit additional pleadings. The Court is expected to rule on this request during the fourth quarter of 2019. At about the same time, the Court is expected to set a trial date.

On September 5, 2018, we filed a lawsuit against Roku, Inc. (“Roku”) in the United States District Court, Central District of California (Universal Electronics Inc. v. Roku, Inc.) alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. Roku has answered our complaint with a general denial. In September and October, 2019, Roku filed Inter Party Review (“IPR”) requests with the Patent Trial and Appeals Board (the “PTAB”) on the nine patents

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

at issue in this case, seeking to invalidate our patents. We have three months from those dates to file our responses with the PTAB, which we will do. The PTAB, in turn has three months after we file our responses to decide whether to institute the requested IPRs. We will vigorously defend against the IPRs. As a further result of Roku filing the IPRs, the Court has stayed the underlying patent lawsuit pending the resolution of IPRs.

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
Note 12 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On October 30, 2018, our Board approved an adjustment to the amount of common stock that we could purchase under our existing repurchase plan to an amount not to exceed $5.0 million of our common stock. As of September 30, 2019, we had $3.9 million of authorized repurchases remaining under the Board's authorizations. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Shares repurchased	55	373
Cost of shares repurchased	$1,741	$12,564
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Note 13 — Foreign Operations
Foreign Operations
Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
United States	$107,546	$84,756	$313,029	$243,801
Asia (excluding PRC)	29,613	36,888	79,157	91,755
Europe	23,388	18,785	69,510	58,245
People's Republic of China	23,704	28,108	66,465	68,852
Latin America	8,281	6,411	26,187	23,077
Other	8,192	7,769	24,435	24,208
Total net sales	$200,724	$182,717	$578,783	$509,938
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Long-lived tangible assets by geographic area were as follows:

(In thousands)	September 30, 2019	December 31, 2018
United States	$13,385	$14,504
People's Republic of China	64,347	79,382
All other countries	15,692	6,569
Total long-lived tangible assets	$93,424	$100,455
Note 14 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cost of sales	$37	$21	$102	$61
Research and development expenses	315	200	809	556
Selling, general and administrative expenses:
Employees	1,866	1,671	5,005	4,936
Outside directors	309	247	802	1,255
Total employee and director stock-based compensation expense	$2,527	$2,139	$6,718	$6,808

Income tax benefit	$509	$441	$1,385	$1,423

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2018	597	$44.27
Granted	150	27.07
Exercised	(20)	20.55		$494
Forfeited/canceled/expired	—	—
Outstanding at September 30, 2019 (1)	727	$41.36	4.06	$9,149
Vested and expected to vest at September 30, 2019(1)	727	$41.36	4.06	$9,149
Exercisable at September 30, 2019(1)	501	$44.56	3.19	$5,201

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2019. This amount will change based on the fair market value of our stock.

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
As of September 30, 2019, we expect to recognize $2.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	204	$49.23
Granted	263	30.26
Vested	(124)	47.43
Forfeited	(19)	36.29
Non-vested at September 30, 2019	324	$35.23
As of September 30, 2019, we expect to recognize $8.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. At September 30, 2019, 175,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 475,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $680 million in goods and services from us during the period January 1, 2018 through December 31, 2021.
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. Through September 30, 2019, none of the warrants had vested for the two-year period beginning January 1, 2018.
The assumptions we utilized in the Black Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value	$16.78	$10.06	$16.78	$10.06
Price of Universal Electronics Inc. common stock	$51.09	$38.95	$51.09	$38.95
Risk-free interest rate	1.56%	2.92%	1.56%	2.92%
Expected volatility	47.82%	41.00%	47.82%	41.00%
Expected life in years	3.25	4.25	3.25	4.25

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Reduction to net sales	$711	$404	$1,381	$747
Income tax benefit	177	100	345	186

We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at September 30, 2019 was $6.4 million.

Note 16 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net gain (loss) on foreign currency exchange contracts (1)	$368	$69	$(8)	$603
Net gain (loss) on foreign currency exchange transactions	(689)	(2,377)	(662)	(4,617)
Other income	173	26	244	63
Other (expense), net	$(148)	$(2,282)	$(426)	$(3,951)

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 17 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2019	2018	2019	2018
BASIC
Net income (loss)	$2,669	$959	$(3,397)	$23,031
Weighted-average common shares outstanding	13,894	13,836	13,861	13,997
Basic earnings (loss) per share	$0.19	$0.07	$(0.25)	$1.65

DILUTED
Net income (loss)	$2,669	$959	$(3,397)	$23,031
Weighted-average common shares outstanding for basic	13,894	13,836	13,861	13,997
Dilutive effect of stock options, restricted stock and common stock warrants	276	123	—	119
Weighted-average common shares outstanding on a diluted basis	14,170	13,959	13,861	14,116
Diluted earnings (loss) per share	$0.19	$0.07	$(0.25)	$1.63

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Stock options	382	382	436	365
Restricted stock awards	9	59	89	134
Performance-based warrants	175	175	175	175

Note 18 — Derivatives
The following table sets forth the total net fair value of derivatives:

	September 30, 2019				December 31, 2018
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$57	$—	$57	$—	$(249)	$—	$(249)
We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, we had a net pre-tax loss of $8.0 thousand and a net pre-tax gain of $0.6 million, respectively (see Note 16).
Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2019	USD/Chinese Yuan Renminbi	USD	$33.0	7.1253	$(71)	October 8, 2019
September 30, 2019	USD/Brazilian Real	USD	$1.0	4.1565	$(3)	October 25, 2019
September 30, 2019	USD/Euro	USD	$29.0	1.0971	$131	October 25, 2019
December 31, 2018	USD/Euro	USD	$20.0	1.1421	$(97)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$27.0	6.8969	$(116)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$5.0	6.9245	$(41)	January 25, 2019
December 31, 2018	USD/Brazilian Real	USD	$1.0	3.8651	$5	January 25, 2019

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
Overview
We develop control and sensor technology solutions and manufacture a broad line of pre-programmed and universal remote control products, AV accessories and intelligent wireless security and smart home products dedicated to redefining the home entertainment, automation and security experience. Our customers operate primarily in the consumer electronics market and include subscription broadcasters, OEMs, retailers, private label brands, pro-security installers and companies in the computing industry. We also sell integrated circuits, on which our software and device control database is embedded, and license our device control database to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room air conditioning equipment, game consoles, and wireless mobile phones and tablets.
Since our beginning in 1986, we have compiled an extensive device control code database that covers over one million individual device functions and approximately 8,900 unique consumer electronic brands. QuickSet®, our proprietary software, can automatically detect, identify and enable the appropriate control commands for home entertainment, automation and appliances like air conditioners. Our library is regularly updated with new control functions captured directly from devices, remote controls and manufacturer specifications to ensure the accuracy and integrity of our database and control engine. Our universal remote control library contains device codes that are capable of controlling virtually all set-top boxes, televisions, audio components, DVD players, Blu-Ray players, and CD players, as well as most other remote controlled home entertainment devices and home automation control modules worldwide.
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
To recap our results for the three months ended September 30, 2019:

•	Net sales increased 9.9% to $200.7 million for the three months ended September 30, 2019 from $182.7 million for the three months ended September 30, 2018.

•	Our gross margin percentage increased from 22.1% for the three months ended September 30, 2018 to 23.2% for the three months ended September 30, 2019.

•	Operating expenses, as a percent of net sales, increased from 19.5% for the three months ended September 30, 2018 to 20.2% for the three months ended September 30, 2019.

•
Our operating income increased from $4.7 million for the three months ended September 30, 2018 to $6.1 million for the three months ended September 30, 2019. Our operating income percentage increased from 2.6% for the three months ended September 30, 2018 to 3.0% for the three months ended September 30, 2019.

•	Income tax expense increased from $0.3 million for the three months ended September 30, 2018 to $2.5 million for the three months ended September 30, 2019.
Our strategic business objectives for 2019 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.8	77.9	79.2	79.6
Gross profit	23.2	22.1	20.8	20.4
Research and development expenses	4.0	3.1	3.8	3.5
Selling, general and administrative expenses	16.2	16.4	16.3	17.7
Operating income (loss)	3.0	2.6	0.7	(0.8)
Interest income (expense), net	(0.4)	(0.6)	(0.5)	(0.7)
Gain on sale of Guangzhou factory	—	—	—	7.3
Other income (expense), net	0.0	(1.3)	(0.1)	(0.8)
Income (loss) before provision for income taxes	2.6	0.7	0.1	5.0
Provision for income taxes	1.3	0.2	0.6	0.5
Net income (loss)	1.3%	0.5%	(0.5)%	4.5%
Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
Net sales. Net sales for the three months ended September 30, 2019 were $200.7 million, an increase of 9.9% compared to $182.7 million for the three months ended September 30, 2018. The increase in net sales was primarily due to the recent launches of higher end platforms by existing customers in the subscription broadcasting channel, a newly acquired customer and continued strength in home automation.
Gross profit. Gross profit for the three months ended September 30, 2019 was $46.5 million compared to $40.3 million for the three months ended September 30, 2018. Gross profit as a percent of sales increased to 23.2% for the three months ended September 30, 2019 from 22.1% for the three months ended September 30, 2018. The gross margin percentage was favorably impacted by product mix due to small to medium sized subscription broadcasters launching advanced platforms and an increase in royalty revenue as certain consumer electronic companies are embedding our technology in their devices, lower raw material costs during the three months ended September 30, 2019 and foreign currency as the U.S. Dollar strengthened by approximately 300 basis points versus the Chinese Yuan. These savings were partially offset by higher U.S tariffs on many of our products that are manufactured in China and imported into the U.S. In an effort to mitigate the effect of the increased tariffs, we are in the process of transitioning the production of goods destined for the U.S. from our China factories to our factory in Mexico. In connection with this transition, which began in the fourth quarter of 2018, we have incurred costs related to the movement of materials, duplicative labor efforts and indirect costs including unabsorbed duplicative overhead. We expect this manufacturing transition to be substantially completed in 2019. Until then, we expect that our gross margin rate will continue to be negatively impacted by increased U.S. tariffs and manufacturing transition inefficiencies.
Research and development ("R&D") expenses. R&D expenses increased 41.8% to $7.9 million for the three months ended September 30, 2019 from $5.6 million for the three months ended September 30, 2018 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Selling, general and administrative ("SG&A") expenses. SG&A expenses were $32.4 million for the three months ended September 30, 2019 compared to $30.0 million for the three months ended September 30, 2018, primarily due to increases in incentive compensation expense and an increase in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"). Partially offsetting these increases was payroll expense, which decreased as a result of our ongoing corporate restructuring initiatives.
Interest income (expense), net. Net interest expense decreased to $0.8 million for the three months ended September 30, 2019 from $1.2 million for the three months ended September 30, 2018 as a result of a lower average quarterly loan balance.
Other income (expense), net. Net other income was $0.1 million for the three months ended September 30, 2019 compared to net other expense of $2.3 million for the three months ended September 30, 2018. This change was driven primarily by foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi and Euro exchange rates versus the U.S. Dollar in the prior year period.
Provision for income taxes. Income tax expense was $2.5 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018. The $2.5 million tax expense incurred in the three months ending September 30, 2019 relates to pre-tax income generated in foreign jurisdictions. The U.S. incurred a pre-tax loss for the same period; however, because of a full valuation allowance begin applied to its deferred tax assets, this loss was not benefited, resulting in an increase in our effective tax rate.
Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
Net sales. Net sales for the nine months ended September 30, 2019 were $578.8 million, an increase of 13.5% compared to $509.9 million for the nine months ended September 30, 2018. The increase in net sales was primarily due to the recent launches of higher end platforms by existing customers in the subscription broadcasting channel, a newly acquired customer and continued strength in home automation.
Gross profit. Gross profit for the nine months ended September 30, 2019 was $120.3 million compared to $104.3 million for the nine months ended September 30, 2018. Gross profit as a percent of sales was increased to 20.8% for the nine months ended September 30, 2019 compared to 20.4% for the nine months ended September 30, 2018. The gross margin percentage was favorably impacted by product mix due to small to medium sized subscription broadcasters launching advanced platforms and an increase in royalty revenue as certain consumer electronic companies are embedding our technology in their devices, lower raw material costs during the nine months ended September 30, 2019 and foreign currency as the U.S. Dollar strengthened by approximately 500 basis points versus the Chinese Yuan. The gross margin percentage was unfavorably impacted by higher U.S tariffs on many of our products that are manufactured in China and imported into the U.S. In an effort to mitigate the effect of the increased tariffs, we are in the process of transitioning the production of goods destined for the U.S. from our China factories to our factory in Mexico. In connection with this transition, which began in the fourth quarter of 2018, we have incurred costs related to the movement of materials, duplicative labor efforts and indirect costs including unabsorbed duplicative overhead. We expect this manufacturing transition to be substantially completed by 2019. Until then, we expect that our gross margin rate will continue to be negatively impacted by increased U.S. tariffs and manufacturing transition inefficiencies.
Research and development expenses. R&D expenses increased 23.6% to $21.9 million for the nine months ended September 30, 2019 from $17.7 million for the nine months ended September 30, 2018 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.

Selling, general and administrative expenses. SG&A expenses increased to $94.6 million for the nine months ended September 30, 2019 from $90.8 million for the nine months ended September 30, 2018, primarily due to increases in incentive compensation expense and an increase in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. Partially offsetting these increases was payroll expense, which decreased as a result of our ongoing corporate restructuring initiatives.
Interest income (expense), net. Net interest expense was $3.1 million for the nine months ended September 30, 2019 and $3.5 million for the nine months ended September 30, 2018 as a result of a lower average quarterly loan balance.
Gain on sale of Guangzhou factory. In June 2018, we completed the sale of our Guangzhou manufacturing facility in exchange for cash proceeds of $51.3 million, resulting in a pre-tax gain of $37.0 million.
Other income (expense), net. Net other expense was $0.4 million for the nine months ended September 30, 2019 compared to $4.0 million for the nine months ended September 30, 2018. This change was driven primarily by foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi, Argentinian Peso, and Euro exchange rates versus the U.S. Dollar in the prior year period.
Provision for income taxes. Income tax expense was $3.7 million for the nine months ended September 30, 2019 compared to $2.2 million for the nine months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2019 includes losses not benefited in the U.S. as a result of a valuation allowance being applied against its deferred tax assets and the net effect (expense) of a remeasurement of deferred taxes at our Yangzhou entity in China resulting from a lower tax rate that was achieved via the High Technology Exemption ("HTE") approval. The majority of pre-tax income earned in the nine months ended September 30, 2018 was a result of the gain on sale of our Guangzhou factory located in southern China. The tax rate applicable to this transaction was lower than our blended consolidated tax rate.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2019	Increase (Decrease)	Nine Months Ended September 30, 2018
Cash provided by (used for) operating activities	$39,921	$44,495	$(4,574)
Cash provided by (used for) investing activities	(17,359)	(44,848)	27,489
Cash provided by (used for) financing activities	(19,081)	30,977	(50,058)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,959)	(3,758)	1,799
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,522	$26,866	$(25,344)

	September 30, 2019	Increase (Decrease)	December 31, 2018
Cash and cash equivalents	$54,729	$1,522	$53,207
Working capital	102,894	2,297	100,597
Net cash provided by operating activities was $39.9 million during the nine months ended September 30, 2019 compared to $4.6 million of net cash used for operating activities during the nine months ended September 30, 2018. Accounts payable and accrued liabilities produced net cash inflows of $11.7 million during the nine months ended September 30, 2019 versus cash outflows of $13.1 million during the nine months ended September 30, 2018, largely as a result of timing of payments. Accounts receivable and contract assets produced cash outflows of $11.1 million during the nine months ended September 30, 2019 compared to $1.3 million during the nine months ended September 30, 2018 largely due to strong sales growth partially offset by a decrease in days sales outstanding of 67 days at September 30, 2019 compared to 74 days at September 30, 2018. Inventory turns were consistent at 3.5 turns at September 30, 2019 and September 30, 2018.
Net cash used for investing activities during the nine months ended September 30, 2019 was $17.4 million, of which $15.9 million was utilized for capital expenditures. Net cash provided by investing activities during the nine months ended September 30, 2018 was $27.5 million which included cash proceeds relating to the sale of our Guangzhou factory of $51.3 million offset partially by $16.9 million of capital expenditures.

Net cash used for financing activities was $19.1 million during the nine months ended September 30, 2019 compared to $50.1 million during the nine months ended September 30, 2018. The decrease in cash used in financing activities was driven primarily by borrowing and repayment activity on our line of credit and fewer shares repurchased on the open market. During the nine months ended September 30, 2019 we had net repayments of $13.5 million compared to $34.5 million during the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, we repurchased 54,403 shares of our common stock at a cost of $1.7 million compared to our repurchase of 373,511 shares at a cost of $12.6 million during the nine months ended September 30, 2018. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 12 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$26,344	$6,220	$12,420	$4,991	$2,713
Purchase obligations (1)	5,162	5,162	—	—	—
Contingent consideration (2)	10,143	5,411	4,564	168	—
Total contractual obligations	$41,649	$16,793	$16,984	$5,159	$2,713

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS Control Systems, Inc.
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$54,729	$53,207
Available borrowing resources	34,300	28,500
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
On September 30, 2019, we had $7.2 million, $12.8 million, $11.1 million, $12.2 million and $11.4 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2018, we had $1.2 million, $20.9 million, $2.4 million, $19.9 million, and $8.9 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2020. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at September 30, 2019.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at September 30, 2019 was 3.55%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of September 30, 2019, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At September 30, 2019, we had an outstanding balance of $88.0 million on our Credit Line and $34.3 million of availability.
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
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their decision to purchase their products from an alternative or second source supplier, their efforts to refocus their operations to broadband and OTT versus traditional linear video, their failure to grow as we anticipated, their internal inventory control measures, including to mitigate effects due to increases in tariffs, or their loss of market share; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the effects of doing business internationally, including the effects that changes in laws, regulations and policies may have on our business including the impact of new or additional tariffs and surcharges; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly those jurisdictions where we are moving our operations; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts including moving our operations and manufacturing facilities to lower cost jurisdictions; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; our inability to successfully, timely and profitably restructure and/or relocate our manufacturing facilities and activities; possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the company's shares have on the company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.7 million annual impact on net income based on our outstanding line of credit balance at September 30, 2019.
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
Foreign Currency Exchange Rate Risk
At September 30, 2019, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee, Philippine Peso and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2019, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen relative to the U.S. Dollar fluctuate 10% from September 30, 2019, net income in the third quarter of 2019 would fluctuate by approximately $9.1 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the three months ended September 30, 2019, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2019 - July 31, 2019	—	$—	—	$—	$3,934,261
August 1, 2019 - August 31, 2019	4,747	43.52	—	—	3,934,261
September 1, 2019 - September 30, 2019	2,556	51.09	—	—	3,934,261
Total	7,303	$46.17	—	$—

(1)
Of the repurchases in August and September, 4,747 and 2,556 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)	Amounts in this column reflect the weighted average price paid for shares purchased under our share repurchase authorizations, inclusive of commissions paid to brokers.

(3)
On October 30, 2018, our board of directors approved a repurchase plan authorizing the repurchase of up to $5.0 million of our common stock. Under these authorizations, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. As of September 30, 2019, we had $3.9 million of authorized repurchases remaining under the Board's authorizations.

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

Dated:	November 8, 2019	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)