Form 10-K
period 2019-12-31
UNIVERSAL ELECTRONICS INC
filed 2020-03-16
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 0-21044
_______________________________________
UNIVERSAL ELECTRONICS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0204817
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15147 N. Scottsdale Road, Suite H300 Scottsdale, Arizona	85254-2494
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (480) 530-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	UEIC	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $369,666,251 based upon the closing sale price of the Company's common stock as reported on the NASDAQ Stock Market for that date.
On March 11, 2020, 14,014,991 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2019 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2020.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2019.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

PART I
ITEM 1. BUSINESS
Business of Universal Electronics Inc.
Universal Electronics Inc. ("UEI") was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices are located at 15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254. As used herein, the terms "we", "us" and "our" refer to UEI and its subsidiaries unless the context indicates to the contrary.
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
Business Segment
Overview
UEI designs, develops, manufactures and ships control and sensor technology solutions and a broad line of pre-programmed and universal control products, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the consumer electronics, subscription broadcasting, home entertainment, automation, security, hospitality and climate control markets. Our offerings include:

•
easy-to-use, pre-programmed universal infrared ("IR") and radio frequency ("RF") remote controls that are sold primarily to subscription broadcasting providers (cable, satellite and Internet Protocol television ("IPTV") and Over the Top ("OTT") services), original equipment manufacturers ("OEMs"), retailers, and private label customers;

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
Principal Products and Markets
Our principal markets are the subscription broadcast, consumer and mobile electronics, residential security, and hospitality markets where our customers include service providers, OEMs, international retailers, private label brands, pro-security dealers and companies in the computing industry.
We provide subscription broadcasting providers, both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and device code libraries are embedded. We also sell integrated circuits, on which our software and device control code libraries are embedded, and license our device control solutions to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room and central heating, ventilation and air conditioning ("HVAC") equipment, game consoles, and wireless mobile phones and tablets.
We continue to place significant emphasis on expanding our sales and marketing efforts to subscription broadcasters and OEMs in Asia, Latin America and Europe. We currently own and operate vertically integrated manufacturing and assembly factories in the People's Republic of China ("PRC"), Mexico and Brazil, which allow us the ability to produce in the regional markets and to scale our production to meet growing customer demand. We also use third-party manufacturing partners in other regions, such as The Philippines and Vietnam.

Leveraging our scale and expertise in low-power RF microcontrollers, we continue to pursue further penetration of the more traditional OEM consumer electronics markets as well as newer product categories in the smart home and Internet of Things ("IoT") markets such as lighting, window coverings, and bathroom controllers. Customers in these markets integrate our solutions and technology into their products to enhance their consumer lifestyle ecosystems. Growth in these markets has been driven by the increasing demand for more energy efficient homes, consumer convenience and the increasing proliferation of connected smart devices.
In 2015, we acquired Ecolink Intelligent Technology, Inc. ("Ecolink"), a leading developer of safety and security products. Ecolink provides a wide range of intelligent wireless security and automation components dedicated to redefining the home security experience. Ecolink has over 20 years of wireless engineering expertise in the home security and automation market and currently holds more than 50 related pending and issued patents. UEI’s current subscription broadcasting customers and customers in the hospitality channel are adding home security and automation to their list of service offerings. Our acquisition of Ecolink, a premise equipment supplier to this market, enables us to broaden our design expertise and product portfolio to add home security and automation sensors to our capabilities.
In 2017, we acquired Residential Control Systems, Inc. ("RCS"), a U.S.-based designer and manufacturer of energy management and control products for the residential, small commercial and hospitality markets. The acquisition of RCS allows us to expand our product offering to include smart thermostat, sensing and monitoring products and enables us to broaden our technology and design expertise in these product categories. Smart and connected thermostats are critical components of the smart home that help deliver energy-efficiency and an enhanced consumer lifestyle.
For the years ended December 31, 2019, 2018, and 2017, our sales to Comcast Corporation ("Comcast") accounted for 15.9%, 17.6%, and 23.0% of our net sales, respectively. For the year ended December 31, 2017 our sales to AT&T Inc. ("AT&T", formerly DIRECTV) and its sub-contractors collectively accounted for 11.2% of our net sales.
Our One For All® brand name of remote controls and AV accessories sold within the international retail markets accounted for 6.2%, 7.4%, and 7.1% of our total net sales for the years ended December 31, 2019, 2018, and 2017, respectively.
Intellectual Property and Technology
We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At the end of 2019, we had over 500 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
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
A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes nearly 9,000 brands comprising over 800,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee, and Home Network or Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology which includes over 700,000 unique device fingerprints across both AV and Smart Home devices.
Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired Consumer Electronics Control ("CEC") and wireless Internet Protocol ("IP") control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for any given home entertainment, automation and air conditioning device in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and IoT devices. These control codes are captured directly from original remote control devices or from the manufacturer's written specifications to ensure the accuracy and integrity of the library. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.

Our goal is to provide universal control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources and devices. QuickSet® ("QuickSet") is a software application that is currently embedded or enabled via a cloud service, in over 550 million devices worldwide. QuickSet may be embedded in an AV device, set-top box, or other host device, or delivered as a cloud-based service to enable universal remote setup and control. QuickSet enables universal device control set-up using automated and guided on-screen instructions and a wireless two-way communication link between the remote and the QuickSet enabled device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal control set-up process and can enable other time-saving features. QuickSet utilizes data transmitted over HDMI or IP networks to automatically detect various attributes of the connected device and downloads the appropriate control codes and functions into the remote control without the need for the user to enter any additional information. The user does not need to know the brand or model number to set up the device in the remote. Any compatible new device that is connected is recognized. Consumers can quickly and easily set up their control interface to control multiple devices. Recently added QuickSet features address common consumer challenges in universal device control, such as mode confusion and input switching. With QuickSet, consumers switch easily between activities and reliably view their chosen content source with a single touch. QuickSet handles the device-specific control. A QuickSet user experience can be delivered via a tactile remote, touchscreen interface, on-screen graphical user interface or voice-enabled system. Licensees of QuickSet include service providers such as Comcast, AT&T and Dish Network Corporation; smart TV manufacturers such as Sony Corporation ("Sony") and Samsung; and leading game console manufacturers such as Microsoft Corporation on its Xbox One game system.
QuickSet Cloud is an end-to-end platform for discovery, control, and interaction with devices including rules and automation framework for a truly connected home experience. Leveraging the largest knowledge graph of devices, services are offered through QuickSet Cloud and QuickSet SDK delivery methods with edge intelligence built in and cloud scalability capabilities.
Smart devices are becoming a more prevalent part of the home entertainment experience, and UEI offers several solutions to enable entertainment device control via a smart phone, tablet, smart TV or smart speaker or digital assistant. In its smart device control solutions, UEI offers all of the elements needed for device control ranging from IR and RF controller chips to device control libraries to graphical and voice user interfaces, as well as artificial intelligence systems that deliver context aware device interactions. Designed for Android, Nevo® ("Nevo") Home is UEI's device and service discovery and control application, currently available for download at Google Play.
In 2018, UEI introduced nevo.ai, a digital assistant for the connected home with a natural language interface to allow interaction with devices within the home using QuickSet's underlying capabilities. Features are expandable through Enterprise Integration and Ecosystem of Partner Services.
In 2019, we introduced Nevo Butler, a turnkey smart home hub with nevo.ai and QuickSet pre-integrated. Offered as managed hardware with security built in from manufacturing through the life-cycle, it is capable of natively running Nevo Assistant, as well as other digital assistants.
UEI continues to evolve its hardware and software solutions by adding new features and capabilities to ensure added value. Through its cloud service platforms, QuickSet Cloud and nevo.ai, UEI began offering Interoperability As a Service with the intent of developing a recurring monthly revenue stream associated with these new offerings to its customers.
Methods of Distribution
Distribution methods for our control solutions vary depending on the sales channel. We distribute remote control devices, sensors, connected thermostats and AV accessories directly to subscription broadcasters and OEMs, both domestically and internationally. We also distribute home security sensors and connected thermostats to pro-security installers and hospitality system integrators in the United States through a network of dealers. Additionally, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries and direct to retailers in key markets, such as in the United Kingdom and Germany. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.
We have developed a broad portfolio of patented technologies and the industry's leading database of device setup and control software. We ship integrated circuits, on which our software and control code libraries are embedded and that connect to our embedded software and cloud services, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers. Licenses are delivered upon the transfer of a product master or on a per unit basis when the software or technology is used in a customer device.
We provide international consumer support to our various retail distributors primarily for our One For All® branded universal accessories through our live and automated call centers. We also make available a web-based support resource,

www.urcsupport.com, designed specifically for subscription broadcasters. This solution offers videos and online tools to help users easily set up their universal remote controls, and as a result reduces call volume at customer support centers.
Our 26 domestic and international subsidiaries are the following:

•	C.G. Development Ltd., established in Hong Kong;

•	CG Mexico Remote Controls, S.R.L. de C.V., established in Mexico;

•	Ecolink Intelligent Technology, Inc.; established under the laws of Delaware;

•	Enson Assets Ltd., established in the British Virgin Islands;

•	Gemstar Polyfirst Ltd., established in Hong Kong;

•	Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;

•	Gemstar Technology (Yangzhou) Co. Ltd., established in the PRC;

•	Guangzhou Universal Electronics Service Co., Ltd., established in the PRC;

•	One For All Argentina S.R.L., established in Argentina;

•	One For All France S.A.S., established in France;

•	One For All GmbH, established in Germany;

•	One For All Iberia S.L., established in Spain;

•	One For All UK Ltd., established in the United Kingdom;

•	RCS Technology, LLC; established under the laws of Delaware;

•	UE Japan Ltd., established in Japan;

•	UE Korea Ltd., established in South Korea;

•	UE Singapore Pte. Ltd., established in Singapore;

•	UEI Cayman Inc., established in the Cayman Islands;

•	UEI do Brasil Controles Remotos Ltda., established in Brazil;

•	UEI Electronics Pte. Ltd., established in India;

•	UEI Hong Kong Pte. Ltd., established in Hong Kong;

•	Universal Electronics B.V., established in the Netherlands;

•	Universal Electronics Italia S.R.L., established in Italy;

•	Universal Electronics Trading Co., Ltd., established in the PRC;

•	Universal Electronics Yangzhou Co. Ltd., established in the PRC; and

•	Yangzhou Universal Trading Co. Ltd., established in the PRC.
Raw Materials and Dependence on Suppliers
We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily located within the PRC, Mexico, Brazil and The Philippines to produce our control and sensor products. In 2017, Texas Instruments provided 10% of our total inventory purchases. In 2018 and 2019, no single supplier provided more than 10% of our total inventory purchases.
Even though we operate two factories in the PRC and manufacturing and assembly plants in Brazil and Mexico, we continue to evaluate additional contract manufacturers and sources of supply. During 2019, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources.

In 2018, to avoid the U.S. government-imposed tariffs on products made in the PRC and imported into the United States, we began to move production of many of our products destined for the United States to Mexico and a third-party manufacturing partner outside of the PRC. As of December 31, 2019, this transition was substantially complete.
Our manufacturing process consists of assembly, software installation, functional testing, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Testing and quality control are also applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers. Our factories in the PRC are certified to the ISO 14001 International Standard for environmental management systems. In addition, the manufacturing facilities in Yangzhou, PRC have also achieved ISO 45001 International Standard for safety and health management systems. We are focused on reducing the impact of our operations on the environment; and our teams continue to examine practices and processes throughout our facilities to identify opportunities for greater efficiency.

In addition to requiring observance to strict quality standards by our suppliers, we maintain and require our suppliers to adhere to a robust Global Supplier Code of Conduct. As part of the initial qualification and ongoing audit process, we examine a supplier’s social and environmental responsiveness in areas such as labor practice, occupational health and safety, and environmental protection. Additionally, we are committed to a conflict-free mineral supply chain.
We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated system on a chip supplier dependence, we include microcontroller technology which incorporates non-volatile, reprogrammable flash memory in most of our products. Flash memory based microcontrollers have shorter lead times than microcontrollers using other memory technologies and may be reprogrammed, if necessary. This allows us flexibility to use a given component on many different products, has the added benefit of potentially reducing excess and obsolete inventory exposure and allows us to update our product functionality in the field. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.
UEI is also a large consumer of low-power, RF chips and modules that are used throughout our product portfolios, including many of our remotes, sensors and thermostats.
Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2020.
See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 22" for further details regarding our quarterly results.
Competition
Our principal competitors in the subscription broadcasting market are Remote Solutions, Omni Remotes (formerly Philips Home Control Singapore PTE, Ltd.), SMK, and Ruwido. In the international retail and private label markets for wireless controls we compete primarily with Logitech and Sony, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the OEMs themselves and various wireless control manufacturers in Asia. In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. In the Do-It-Yourself ("DIY") residential security channel, we compete with many Chinese ODMs, such as Leedarson, while in the connected smart home market we compete with the OEMs themselves as well as wireless manufacturers in North America, such as Nortek, and other original design manufacturers in Asia. We compete in our markets on the basis of product quality, features, intellectual property, local design and development expertise and customer support. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.
Engineering, Research and Development
During 2019, our engineering efforts focused on the following:

•	broadening our product portfolio;

•	launching new embedded software solutions designed to simplify set-up and control features;

•	modifying existing products and technologies to improve features and lower costs;

•	formulating measures to protect our proprietary technology and general know-how;

•	improving our control solutions software;

•	updating our library of device codes to include codes for new features and devices introduced worldwide;

•	creating innovative products that address consumer challenges in home entertainment control and security sensing; and

•	optimizing our cloud platform to deliver additional features and managed services to a large installed base of customer and end-users.

In 2018, UEI was awarded a 2017 Technical & Engineering Emmy® Award from The National Academy of Television Arts & Sciences for its work relating to voice navigation technologies for discovering and interacting with TV content. UEI was selected for its excellence in engineering and creativity that has materially affected the television viewing experience.
During 2019, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around emerging RF technologies, such as RF4CE, Bluetooth, Bluetooth Smart and WiFi. We introduced Nevo Butler, as well as, enhancements to

UEI’s turnkey, voice-enabled smart home hub with built-in white label digital assistant with the aim of bringing voice first experiences to a large install base of devices in the home, blending entertainment control and home automation experiences, enabling interoperability across fragmented ecosystems. Additionally, we released many new advanced remote control products that incorporate voice search capabilities across a variety of our channels, as well as, several new connected thermostat platforms for OEM and security channel customers in Asia and North America.
Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for IR, RF, telephone and cable communications and networking in the home. Because of the nature of research and development ("R&D") activities, there can be no assurance that any of our R&D projects will be successfully completed or ultimately achieve commercial success.
Our expenditures on engineering, research and development were:

(In millions):	2019	2018	2017
Research and development	$29.4	$23.8	$21.4
Engineering (1)	8.5	14.1	11.0
Total engineering, research and development	$37.9	$37.9	$32.4

(1)	Engineering costs are included in selling, general and administrative expenses.
Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacturing and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damages or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the material composition of our products.
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
We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2019, 2018 and 2017, the amounts incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings or financial condition. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.
We are committed to reducing and eliminating substances of concern from our products and manufacturing process. Our products distributed in the European Unions are compliant with the RoHS (Restriction of Hazardous Substances Directive 2002/95/EC) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) directives. In other regions, we also need to comply with our customers’ specific requirements relating to the non-use of certain hazardous substances in the products, which are typically equally or more stringent than the RoHS directive. At our manufacturing facilities, we are also committed to protecting our workers from exposure to hazardous substances under an established health and safety management system; for example, we strive to have our facilities be free of lead and the substances banned by RoHS.

We strive to extend the useful life of our products and reduce our products’ impact on the environment. For example, we deploy low energy IR-engine in some of our products which can extend battery life regardless of the protocols utilized by the product. We also offer a robust product refurbishment program to our customers where we will take back, refurbish and recycle used remote control units. Under such program, substantially all of the materials in a used remote control unit are reused or recycled; for example, used plastics and silicon are ground and reused in other products. We have also employed new master carton packing methods to increase shipping efficiency and reduce cardboard usage.

Employees
At December 31, 2019, we employed 4,347 employees, of which 1,035 worked in engineering and R&D, 111 in sales and marketing, 63 in consumer service and support, 2,844 in operations and warehousing and 294 in executive and administrative functions. In addition, our factories in the PRC and our Asian operations engaged an additional 4,419 staff contracted through agency agreements.
Labor unions represent approximately 46.9% of our 4,347 employees at December 31, 2019. Some unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Other unionized workers, employed in Monterrey, Mexico, are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.
Information About Our Executive Officers
The following table sets forth certain information concerning our executive officers on March 13, 2020:

Name	Age	Position
Paul D. Arling	57	Chairman of the Board and Chief Executive Officer
Bryan M. Hackworth	50	Senior Vice President and Chief Financial Officer
Ramzi S. Ammari	54	Senior Vice President, Corporate Planning and Strategy
David Chong	58	Executive Vice President, Asia
Richard A. Firehammer, Jr.	62	Senior Vice President, General Counsel and Secretary
Menno V. Koopmans	44	Senior Vice President, Global Sales
Joseph E. Miketo	63	Senior Vice President, Operations

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2019 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2020 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wall covering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. Mr. Arling received his Bachelor of Science and Master of Business Administration from The Wharton School of the University of Pennsylvania.
Bryan M. Hackworth is our Senior Vice President and Chief Financial Officer. He was promoted to Chief Financial Officer in August 2006. Mr. Hackworth joined us in June 2004 as Corporate Controller and subsequently assumed the role of Chief Accounting Officer in May 2005. Before joining us in 2004, he spent five years at Mars, Inc., a privately held international manufacturer and distributor of consumer products and served in several financial and strategic roles (Controller — Ice Cream Division; Strategic Planning Manager for the WHISKAS ® Brand) and various other financial management positions. Prior to joining Mars, Inc., Mr. Hackworth spent six years at Deloitte & Touche LLP as an auditor, specializing in the manufacturing and retail industries. Mr. Hackworth is a certified public accountant (inactive) in the state of California and holds a Bachelor of Arts in Economics from University of California, Irvine.
Ramzi S. Ammari is our Senior Vice President, Corporate Planning and Strategy. He joined us in June 1997 as a Project Manager and has held various positions of increasing responsibility within our organization until being named to his current position in October 2013. He has global responsibility for the company’s technology innovation roadmap; driving new product initiatives; directing and implementing strategic partnerships, joint ventures and acquisitions; and recommending new avenues for business creation. Prior to joining us, Mr. Ammari worked at Mitsubishi Consumer Electronics of America for four years as Business Planning Manager where he was responsible for introducing the first flat-screen plasma display panel television for the North America market. He received his Bachelor of Science, Engineering degree in 1989 and, subsequently, a Master of Business Administration from University of California, Irvine in 1993.
David Chong is our Executive Vice President, Asia. He is responsible for managing sales in our Asian markets. He was previously responsible for the general management of our Asia region. Mr. Chong joined us in January 2009 as Senior Vice President of Global OEM Sales. Prior to joining us, Mr. Chong served as Senior Vice President at Philips Consumer Electronics Division and

as the Chief Marketing Officer of the business group Philips Display (Philips TV and computer monitor business). At Philips Display, he led the re-engineering of the Product Creation, Marketing and Sales Organization to compete successfully in the LCD TV space. Prior to this, he also served as Vice President and General Manager of the Audio Video Business in Asia, Vice President and Global Business Line Manager for Audio and various senior management positions at Philips' CE Division. Mr. Chong started at Philips Research Lab in 1984 as a research scientist working in the area of VLSI design methodologies. He also served as Managing Director for Asia at InVue Security Product before joining us. Mr. Chong had his senior education in The United Kingdom, holding a Bachelor of Science in Electrical and Electronics Engineering with High Honors from University of Nottingham.
Richard A. Firehammer, Jr., Esq. is our Senior Vice President, General Counsel and Secretary. He joined us in October 1993 as General Counsel. He became our Secretary in February 1994. He was our Vice President from May 1997 until August 1998, and served as counsel to us from September 1998 until February 1999 at which time he was promoted to his current position. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He received his Bachelor of Science in Accounting from Indiana University and a Juris Doctor degree from Whittier College School of Law. Mr. Firehammer is also a certified public accountant (inactive) in the state of California.
Menno V. Koopmans is our Senior Vice President, Global Sales. He served as Managing Director, EMEA from 2018 to August 2019 when he was promoted to his current position. From 2014 to the end of 2017, he was our Senior Vice President for subscription broadcasting business in Europe and India where he led the customer transition into smart remote controls. From 2005 until 2013, he was the head of our worldwide consumer business and our One For All® brand. Prior to joining us, Mr. Koopmans worked at Mars, Sony Europe and Royal Philips Electronics in different product, marketing and sales management roles in both fast-moving consumer goods and durable consumer goods categories. Mr. Koopmans received his Masters in Science of Business Administration from Erasmus University in Rotterdam, The Netherlands.
Joseph E. Miketo is our Senior Vice President, Operations. Mr. Miketo rejoined us in January 2019 to lead our global manufacturing and operations. He originally joined us in 2008 holding various positions, ultimately advancing to Senior Vice President of Operations by 2013. Before rejoining us in 2019, he was President/COO at Cast Nylons, a privately held manufacturer and distributor of cast nylon stock shapes and custom cast parts. From 2014 to 2017, Mr. Miketo served as CEO/President at Air Enterprises, a privately held manufacturer of specialty air handling equipment. Prior to joining us in 2008, Mr. Miketo managed all product development, manufacturing and materials planning for Ranpak, a manufacturer and distributor of machines and paper packaging materials in North America and Europe. Mr. Miketo holds a Bachelor of Science in Chemical Engineering from Rose-Hulman Institute of Technology of Terre Haute, Indiana.
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

Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

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

We generally fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility. If any of the banks in these credit and financing facilities are unable to perform on their commitments, such inability could adversely impact our cash flow, liquidity or financial condition, including our ability to obtain funding for working capital needs and other general corporate purposes.

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
Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Net external sales of our consolidated foreign subsidiaries totaled approximately 40.9%, 48.2% and 44.3% of our total consolidated net sales in 2019, 2018 and 2017, respectively. We expect that the international share of our total revenues will continue to make up a significant part of our current business and future strategic plans. Additionally, we operate factories in the PRC, Brazil and Mexico, as well as an engineering center in India. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, particularly in light of the current U.S. presidential administration. For example, the passage of the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017, significantly changed U.S. income tax law. In 2019, federal and state tax authorities issued additional guidance related to transition tax, GILTI, deduction for foreign-derived intangible income and GILTI, tax treatment of qualified transportation fringe benefits, timing of income recognition, cost recovery and bonus depreciation, and business interest expense limitation. This guidance generally provided additional information related to the calculation of such items that became effective in 2017 and 2018. We reviewed and applied the guidance in the period such information was published. The application of the issued guidance in 2019 did not materially change our tax expense estimated in prior years. In addition, the current U.S. presidential administration has introduced greater uncertainty with respect to future trade regulations and trade agreements. Changes in tax policy, trade regulations or trade agreements could have a material adverse effect on our business and results of operations.
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
Fluctuations in Foreign Currency Exchange Rates or Interest Rates May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our exchange rate exposure is in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Mexican Peso and Philippine Peso. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses may adversely affect our sales, earnings, cash flow, liquidity or financial condition.

In addition, under the Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), we may elect to pay interest on the revolving line of credit ("Credit Line") based on LIBOR or a base rate as specified in the Second Amended Credit Agreement. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, a comparable or successor reference rate as approved by the parties under the Second Amended Credit Agreement will apply. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. Dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
Risks Relating to Adverse Weather Conditions and Natural or Man-made Disasters, Contagious Diseases, Terrorist Activity, and War May Adversely Affect Our Business, Financial Condition and Results of Operations
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. From time to time, adverse weather conditions and natural disasters, as well as the potential spread of contagious diseases in locations where we or they own or operate significant operations, could cause a disruption in our third-party manufacturers' or our suppliers' production and distribution capabilities or a decline in demand for our products and services. In addition, actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, North Korea and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce our ability to produce or sell our products which may adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
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
Potential Fluctuations in Quarterly Results
We may from time to time increase our operating expenses to fund greater levels of R&D, sales and marketing activities, development of new distribution channels, improvements in our operational and financial systems and development of our customer support capabilities, and to support our efforts to comply with various government regulations. To the extent such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be adversely affected.
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
In addition, we may fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility. If any of the banks in these credit and financing facilities are unable to perform on their commitments, which may adversely affect our ability to fund seasonal working capital needs and obtain funding for other general corporate purposes, our cash flow, liquidity or financial condition may be adversely impacted. Although we currently have available credit facilities to fund our current operating needs, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and may have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.
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
Future Sales of Our Equity May Depress the Market Price of Our Common Stock
We have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock may be negatively affected. Further, due to our historically low trading volumes, such large stockholders may not be able to sell the number of shares they wish to sell and/or in the time frame in which they wish to sell. Moreover, while such large stockholders are attempting to sell their shares, other stockholders may not be able to sell their shares at the price and time that such other stockholders desire due to the low trading volumes of our stock. Additionally, in March 2016, we issued common stock purchase warrants to Comcast to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (the third two-year period commenced on January 1, 2020 and ends on December 31, 2021) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. To the extent that the warrants vest and Comcast exercises the warrants and sells any of the shares of common stock issuable upon exercise, or the perception that such sales may occur, could adversely affect the market price and/or trading volume of our common stock. Based upon the volume of goods and services purchased by Comcast during the first and second two-year period which ended on December 31, 2017 and December 31, 2019, Comcast vested in 175,000 and 100,000 of the warrants, respectively.
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
In addition, the introduction of new products may require significant expenditures for R&D, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities.
Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products, AV accessory products, and proprietary technologies to subscription broadcasters, OEMs, retailers and private label customers. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide.
While we generally have a broad and varied customer base, during the years ended December 31, 2019, and 2018, Comcast accounted for sales totaling more than 10% of our net sales. In addition to this customer, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large individual customers, or our inability to maintain order volume with these customers, may have an adverse effect on our sales, operating results, financial condition and cash flows.
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
Disruptions Caused by Labor Disputes or Organized Labor Activities Could Materially Harm our Business and Reputation
Currently, approximately 2,000 of our Brazil and Mexico employees are represented by labor unions. Disputes with the current labor unions or new union organizing activities could lead to production slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to some of our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.
Competition
Competition within the wireless control industry is based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial resources. Other competitors are smaller and may be able to offer more specialized products. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. Competition in any of these areas may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products. There can be no assurance that our product offerings will be, and/or will remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve. The sales of our products and technology may not occur or grow in the manner we expect, and thus we may not recoup costs incurred in the R&D of these products as quickly as we expect, if at all.
The home security and automation industry is highly fragmented and subject to significant competition and pricing pressures. In particular, the monitored security industry providers have highly recognized brands which may drive increased awareness of their security/automation offerings rather than ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing and promotional resources which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In addition, cable and telecommunications companies have expanded into the monitored security industry and are bundling their existing offerings with monitored security services. We also face competition from DIY companies that are increasingly providing products which enable customers to self-monitor and control their environments without third-party involvement. Further, DIY providers may also offer professional monitoring with the purchase of their systems and equipment or new IoT devices and services with automated features and capabilities that may be appealing to customers. Continued pricing pressure, improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Significant Developments From the Recent and Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect On Us
The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. On various dates in July, August and September of 2018, the U.S. government implemented additional tariffs of 25% and 10% (increasing to 25% on January 1, 2019), on certain goods imported from the PRC. We manufacture a substantial amount of our products in the PRC and are presently subjected to these additional tariffs and will remain so until the tariff lists remains unaltered. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.
As a result of these tariffs and other governmental action, we began moving production of many of our products destined for U.S. to Mexico and a third-party manufacturing partner outside of the PRC. As of December 31, 2019, this transition was substantially complete.
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
Growth Projections
Management has made projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") regarding future events and the financial performance of the Company, including those involving:

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
On December 22, 2017, the Tax Act was signed into law. The Tax Act made substantial changes to then-current U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings going forward. The Tax Act contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the legislative language and guidance promulgated by regulators to determine the Tax Act's full impact on us. Further, we can provide no assurance our current interpretations of, and assumptions regarding, the Tax Act and any related regulations or guidance will not be reviewed or investigated by regulators in the future. As a result, the Tax Act, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service or other regulators, and other tax laws could have significant effects on us, some of which could materially and adversely impact our financial condition, results of operations and cash flow.
For non-income tax risks, we estimate material loss contingencies and accrue for such loss contingencies as required by U.S. GAAP based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingency. In the event the loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material adverse effect on our results of operations or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material adverse effect on our results of operations, cash flow or financial condition for the annual or interim period during which such liability is accrued or paid. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we determine there is not a greater than 50% likelihood such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our results of operations, cash flow or financial position for the annual or interim period during which such liability is accrued or paid.
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
Changes in Financial Accounting Standards or Policies May Affect Our Reported Financial Condition or Results of Operations
From time to time, the Financial Accounting Standards Board (the "FASB") and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. GAAP, such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company may be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which impacted the timing of revenue recognition for certain new and existing contracts with customers beginning January 1, 2018. Additionally, in February 2016, the FASB issued ASU 2016-02, "Leases," which changed the accounting for leases beginning January 1, 2019. These and other potential changes in reporting standards may substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our global headquarters is located in Scottsdale, Arizona. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Scottsdale, Arizona	Corporate headquarters, engineering, research and development	25,106	Leased, expires February 27, 2027
Carlsbad, California	Engineering, research and development	30,758	Leased, expires November 30, 2022
Poway, California	Engineering, research and development	7,891	Leased, expires November 30, 2021
San Mateo, California	Engineering, research and development	5,826	Leased, expires January 31, 2023
Santa Ana, California	Engineering, research and development	36,184	Leased, expires October 31, 2022
Bangalore, India	Engineering, research and development	21,326	Leased, expires November 30, 2020
Suzhou, PRC	Engineering, research and development	5,705	Leased, expires December 31, 2020
Hong Kong, PRC	Asian headquarters	12,000	Leased, expires July 31, 2022
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 29, 2024
Guangzhou, PRC	Service center	26,850	Leased, expires April 14, 2020
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2022
Monterrey, Mexico	Manufacturing facility	101,571	Leased, expires September 30, 2023
Monterrey, Mexico	Manufacturing facility	145,185	Leased, expires August 31, 2025
Qinzhou, PRC	Manufacturing facility	321,313	Leased, expires May 31, 2023
Qinzhou, PRC	Manufacturing facility	345,662	Leased, expires February 28, 2022
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. Our stockholders of record on March 11, 2020 numbered 141. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.
Purchases of Equity Securities
The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2019 - October 31, 2019	—	$—	—	$—	$3,934,261
November 1, 2019 - November 30, 2019	2,212	57.94	—	—	3,934,261
December 1, 2019 - December 31, 2019	1,125	52.21	—	—	3,934,261
Total	3,337	$56.01	—	$—

(1)
The repurchases in November and December represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)	Amounts in this column reflect the weighted average price paid for shares purchased under our share repurchase authorizations, inclusive of commissions paid to brokers.

(3)
On October 30, 2018, our Board of Directors approved a repurchase plan authorizing the repurchase of up to $5.0 million of our common stock ("2018 Plan"). On December 31, 2019, we had $3.9 million of authorized repurchases remaining under the 2018 Plan. On March 10, 2020, our Board of Directors replaced the 2018 Plan with a new repurchase plan authorizing the repurchase of up to 300,000 shares. We may utilize various methods to effect the repurchases, which may include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Equity Compensation Plans
Information regarding our equity compensation plans is incorporated by reference to "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" under the caption "Equity Compensation Plan Information" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 15".

Performance Chart
The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five-year period ended December 31, 2019. The comparison assumes that $100 was invested on December 31, 2014 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Universal Electronics Inc.	$100	$79	$99	$73	$39	$80
S&P Small Cap 600	$100	$97	$121	$135	$122	$147
NASDAQ Composite Index	$100	$106	$114	$146	$140	$189
Peer Group Index (1)	$100	$81	$112	$139	$131	$153

(1)	Companies in the Peer Group Index are as follows: TiVo Corporation (formerly Rovi Corporation), Logitech International, Dolby Laboratories, Inc., and VOXX International Corp.
The information presented above is as of December 31, 2014 through December 31, 2019. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

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

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Net sales	$753,477	$680,241	$695,790	$651,371	$602,833
Operating income (loss)	$15,315	$(1,665)	$10,670	$25,397	$35,919
Net income (loss) attributable to Universal Electronics Inc.	$3,630	$11,924	$(10,323)	$20,354	$29,174
Earnings (loss) per share attributable to Universal Electronics Inc.:
Basic	$0.26	$0.85	$(0.72)	$1.41	$1.91
Diluted	$0.26	$0.85	$(0.72)	$1.38	$1.88
Shares used in computing earnings (loss) per share:
Basic	13,879	13,948	14,351	14,465	15,248
Diluted	14,109	14,060	14,351	14,764	15,542
Cash dividends declared per common share	—	—	—	—	—
Gross profit	22.6%	20.8%	23.8%	25.2%	27.7%
Operating expenses as a % of net sales	20.6%	21.1%	22.3%	21.3%	21.8%
Operating margin (deficit)	2.0%	(0.2)%	1.5%	3.9%	5.9%
Net income (loss) as a % of net sales	0.5%	1.8%	(1.5)%	3.1%	4.8%
Return on average assets	0.6%	2.0%	(1.8)%	4.0%	6.1%

	December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Working capital	$112,296	$100,597	$74,362	$108,291	$100,200
Ratio of current assets to current liabilities	1.4	1.4	1.2	1.5	1.5
Total assets	$564,159	$555,596	$608,430	$521,036	$495,220
Cash and cash equivalents	$74,302	$53,207	$62,438	$50,611	$52,966
Line of credit	$68,000	$101,500	$138,000	$49,987	$50,000
Stockholders’ equity	$274,399	$262,960	$253,549	$280,510	$257,908
Book value per share (1)	$19.68	$19.03	$18.04	$19.28	$17.97
Ratio of liabilities to liabilities and stockholders’ equity	51.4%	52.7%	58.3%	46.2%	47.9%

(1)	Book value per share is defined as stockholders’ equity divided by common shares issued less treasury stock.
The comparability of information for 2019, 2018, 2017 and 2016 compared to previous years is affected by the acquisitions of the net assets of Ecolink during the third quarter of 2015 and RCS during the second quarter of 2017. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 21" for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally discuss 2019 and 2018 items and year-to-year comparisons between 2019 and 2018 in the section that follows. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
We design, develop, manufacture and ship control and sensor technology solutions and a broad line of pre-programmed and universal control products, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the consumer electronics, subscription broadcasting, home entertainment, automation, security, hospitality and climate control markets. Our offerings include:

•
easy-to-use, pre-programmed universal infrared ("IR") and radio frequency ("RF") remote controls that are sold primarily to subscription broadcasting providers (cable, satellite and Internet Protocol television ("IPTV") and Over the Top services), original equipment manufacturers ("OEMs"), retailers, and private label customers;

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
Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes nearly 9,000 brands comprising over 800,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee, and Home Network or Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology which includes over 700,000 unique device fingerprints across both AV and smart home devices.
Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired Consumer Electronics Control ("CEC") and wireless Internet Protocol ("IP") control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for any given home entertainment, automation and air conditioning device in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and Internet of Things ("IOT") devices. These control codes are captured directly from original remote control devices or from the manufacturer's written specifications to ensure the accuracy and integrity of the library. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.
We operate as one business segment. We have 2 domestic subsidiaries and 24 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico, the Netherlands, People's Republic of China (the "PRC") (6), Singapore, Spain and the United Kingdom.
To recap our results for 2019:

•	Net sales increased 10.8% to $753.5 million in 2019 from $680.2 million in 2018.

•	Our gross profit percentage increased to 22.6% in 2019 from 20.8% in 2018.

•	Operating expenses, as a percent of sales, decreased to 20.6% in 2019 from 21.1% in 2018.

•
Operating income increased to $15.3 million in 2019 from an operating loss of $1.7 million in 2018, and our operating margin percentage increased to 2.0% in 2019, compared to an operating deficit of 0.2% in 2018.

•	Our effective tax rate increased to 65.1% in 2019 from 54.4% in 2018.
Our strategic business objectives for 2020 include the following:

•	continue to develop and market the advanced remote control products and technologies our customer base is adopting;

•	continue to broaden our home control and home automation product offerings;

•	further penetrate international subscription broadcasting markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.
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
Revenue recognition
Revenue is recognized when control of a good or service is transferred to a customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good or service. Revenues are generated from manufacturing and delivering universal control, sensing and automation products and AV accessories, which are sold through multiple channels, and licensing intellectual property that is embedded in these products or licensed to others for use in their products.
Revenue - Product revenue is generated through manufacturing and delivering universal control, sensing and automation products and AV accessories, which are sold through multiple channels. Our performance obligations are satisfied over time or at a point in time, depending on the nature of the product. Our contracts have an anticipated duration of less than a year and consideration may be variable based on indeterminate volumes.
Revenue is recognized over time when our performance creates an asset with no alternative use to us (custom products) and we have an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Custom products are those products for which we are unable to redirect the asset to another customer in the foreseeable future without significant rework. The method for measuring progress towards satisfying a performance obligation for a custom product is based on the costs incurred to date (cost-to-cost method). We believe that the costs associated with production are most closely aligned with the revenue associated with those products.
We recognize revenue at a point in time if the criteria for recognizing revenue over time are not met, the title of the goods has transferred and we have a present right to payment.
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

We license our intellectual property including our patented technologies and database of control codes. We record license revenue for per-unit based licenses when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. We record revenue upon delivery of intellectual property for fixed up-front fee licenses or if the contract contains a minimum guarantee. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.
Contract assets - Contract assets represent the value of revenue recognized over time for which we have not yet invoiced the customer. Generally, we invoice the customer within 90 days of revenue recognition.
Contract liabilities - A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received in advance for non-recurring engineering and tooling services. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer.
Other performance obligations - Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. Changes in such accruals may be required if future rebates and incentives differ from our estimates.
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
Adoption of revenue recognition standard - On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," and all related amendments. The guidance provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The primary impact to our revenue recognition policies resulting from this standard relates to the timing of revenue recognition for products which are customized for a specific customer. Results for reporting periods beginning after January 1, 2018 are presented under the new standard while prior periods have not been adjusted.
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
Inventories
Our finished good, component part, and raw material inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We write down our inventory for the estimated difference between cost and estimated net realizable value based upon our best estimates of future demand and market conditions. We carry inventory in amounts necessary to satisfy our customers' inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $1.6 million.

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
Effective in the year ended December 31, 2019, we perform our annual impairment test using a qualitative assessment weighing the relative impact of factors that are specific to our single reporting unit as well as industry and macroeconomic factors. Based on the qualitative assessment performed, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of our single reporting unit is less than the carrying value. Therefore, performing a quantitative impairment test was unnecessary.
Certain future events and circumstances, including adverse changes in general business and economic conditions in the United States and worldwide and changes in consumer behavior could result in changes to our assumptions and judgments used in the goodwill impairment tests. A downward revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying values and a noncash impairment charge would be required. Such a charge may have a material effect on the Consolidated Statements of Operations and Consolidated Balance Sheet.
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
Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws. We have provided for the state income tax and foreign withholding tax liabilities on these amounts for financial statement purposes.
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
We determine the fair value of restricted stock awards utilizing the average of the high and low trading prices of our common shares on the date they were granted.
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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	77.4	79.2
Gross profit	22.6	20.8
Research and development expenses	3.9	3.5
Selling, general and administrative expenses	16.7	17.5
Operating income (loss)	2.0	(0.2)
Interest income (expense), net	(0.5)	(0.7)
Gain on sale of Guangzhou factory	—	5.4
Other income (expense), net	(0.1)	(0.6)
Income before provision for income taxes	1.4	3.9
Provision for income taxes	0.9	2.1
Net income (loss)	0.5%	1.8%
Year Ended December 31, 2019 ("2019") Compared to Year Ended December 31, 2018 ("2018")
Net sales. Net sales for 2019 were $753.5 million, an increase of 10.8% compared to $680.2 million in 2018. The increase in net sales was primarily due to the recent launches of higher end platforms by existing customers in the subscription broadcasting channel, a newly acquired customer and continued strength in home automation.
Gross profit. Gross profit in 2019 was $170.2 million compared to $141.8 million in 2018. Gross profit as a percent of sales increased to 22.6% in 2019 from 20.8% in 2018. The gross profit percentage was favorably impacted by product mix as small- to medium-sized subscription broadcasters launched advanced platforms; an increase in royalty revenue as certain consumer electronic companies are embedding our technology in their devices; lower raw material costs during 2019; and foreign currency as the U.S. Dollar strengthened by approximately 400 basis points versus the Chinese Yuan Renminbi. The gross profit percentage was unfavorably impacted by higher U.S. tariffs on many of our products that are manufactured in the PRC and imported into the U.S. In an effort to mitigate the effect of the increased tariffs, we transitioned the production of many of our goods destined for the U.S. market from our PRC factories to our factory in Mexico. In connection with this transition, which began in the fourth quarter of 2018, we incurred costs related to the movement of materials, duplicative labor efforts and indirect costs including unabsorbed duplicative overhead.

Research and development ("R&D") expenses. R&D expenses increased 23.5% to $29.4 million in 2019 from $23.8 million in 2018 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 4.9% to $125.5 million in 2019 from $119.7 million in 2018, primarily due to increases in incentive compensation expense and an increase in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"). Partially offsetting these increases was payroll expense, which decreased as a result of our ongoing corporate restructuring initiatives.
Interest income (expense), net. Net interest expense was $3.9 million in 2019 compared to $4.7 million in 2018. This decrease was a result of a lower average quarterly loan balance.
Gain on sale of Guangzhou factory. In June 2018, we completed the sale of our Guangzhou manufacturing facility in exchange for cash proceeds of $51.3 million, resulting in a pre-tax gain of $37.0 million.
Other income (expense), net. Net other expense was $1.0 million in 2019 compared to $4.5 million in 2018. This change was driven primarily by both a decline in foreign currency losses associated with fluctuations in the Chinese Yuan Renminbi versus the U.S. Dollar and foreign currency gains associated with fluctuations in the Brazilian Real versus the U.S. Dollar in 2019.
Income tax expense. Income tax expense was $6.8 million in 2019 compared to $14.2 million in 2018. Our effective tax rate was 65.1% in 2019 compared to 54.4% in 2018. Our effective tax rate was higher than normal in 2018 as a result of the recording of an $8.1 million valuation allowance against U.S. federal and state deferred tax assets. In 2019, the U.S. incurred a loss and, because of the valuation allowance, was not able to benefit the loss resulting in an elevated tax rate.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Year Ended December 31, 2019	Increase (Decrease)	Year Ended December 31, 2018
Cash provided by operating activities	$85,257	$72,402	$12,855
Cash provided by (used for) investing activities	(23,968)	(47,543)	23,575
Cash provided by (used for) financing activities	(39,231)	14,087	(53,318)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(963)	(3,719)	2,756
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,095	$35,227	$(14,132)

	December 31, 2019	Increase (Decrease)	December 31, 2018
Cash and cash equivalents	$74,302	$21,095	$53,207
Working capital	112,296	11,699	100,597
Net cash provided by operating activities increased $72.4 million in 2019 compared to 2018, primarily due to the net impact of the gain on sale of the Guangzhou factory and changes in working capital associated with accounts receivable and accounts payable. Accounts receivable and contract assets produced cash inflows of $17.2 million in 2019 compared to $5.5 million in 2018 largely due to a decrease in days sales outstanding from 71 days at December 31, 2018 to 64 days at December 31, 2019. Accounts payable and accrued liabilities produced net cash inflows of $14.2 million during 2019 compared to cash outflows of $7.4 million in 2018, largely as a result of timing of payments. Our inventory turns remained relatively consistent with 3.3 turns at December 31, 2018 compared to 3.2 turns at December 31, 2019.
Net cash used for investing activities during 2019 was $24.0 million compared to net cash provided by investing activities of $23.6 million during 2018. In 2019, acquisitions of property, plant and equipment were $21.3 million which reflects a normalized level of spending. In 2018, we received net cash proceeds of $46.2 million for the sale of our Guangzhou factory, which was completed in June 2018, which was partially offset by acquisitions of property, plant and equipment of $20.1 million.
Net cash used for financing activities was $39.2 million during 2019 compared to net cash used for financing activities of $53.3 million during 2018. The primary drivers of our cash flows from financing activities in 2019 and 2018 were borrowings and repayments on our line of credit and repurchases of shares of our common stock on the open market. Net payments on our line of credit were $33.5 million and $36.5 million in 2019 and 2018, respectively.
During 2019, we purchased 57,740 shares of our common stock at a cost of $1.9 million compared to 413,585 shares at a cost of $13.8 million during 2018. We hold repurchased shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our ongoing business objectives. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 14" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$25,362	$6,739	$11,941	$4,384	$2,298
Purchase obligations(1)	2,698	2,698	—	—	—
Contingent consideration (2)	9,777	5,428	4,349	—	—
Total contractual obligations	$37,837	$14,865	$16,290	$4,384	$2,298

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and Residential Control Systems, Inc. ("RCS").
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

	December 31,
	2019	2018
Cash and cash equivalents	$74,302	$53,207
Available borrowing resources	54,300	28,500
Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws. We have provided for the state income tax and the foreign withholding tax liabilities on these amounts for financial statement purposes.
On December 31, 2019, we had $16.8 million, $13.7 million, $21.7 million, $9.1 million and $13.0 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

On November 1, 2019, we extended the term of our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2021. The Second Amended Credit Agreement

provided for a $130.0 million Credit Line through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at December 31, 2019.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at December 31, 2019 was 3.03%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2019, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At December 31, 2019, we had an outstanding balance of $68.0 million on our Credit Line and $54.3 million of availability.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.5 million annual impact on net income based on our outstanding Credit Line balance at December 31, 2019.
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
Foreign Currency Exchange Rate Risk
At December 31, 2019, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our PRC-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee, Philippine Peso and Japanese Yen and therefore benefit from a stronger U.S.

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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2019, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Argentinian Peso, Mexican Peso, Brazilian Real, Indian Rupee, Philippine Peso and Japanese Yen relative to the U.S. Dollar fluctuate 10% from December 31, 2019, net income in the first quarter of 2020 would fluctuate by approximately $10.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2020 expressed an unqualified opinion.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases.

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
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2005.
Los Angeles, California
March 13, 2020

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$74,302	$53,207
Accounts receivable, net	139,198	144,689
Contract assets	12,579	25,572
Inventories, net	145,135	144,350
Prepaid expenses and other current assets	6,733	11,638
Income tax receivable	805	997
Total current assets	378,752	380,453
Property, plant and equipment, net	90,732	95,840
Goodwill	48,447	48,485
Intangible assets, net	19,830	24,370
Operating lease right-of-use assets	19,826	—
Deferred income taxes	4,409	1,833
Other assets	2,163	4,615
Total assets	$564,159	$555,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102,588	$107,282
Line of credit	68,000	101,500
Accrued compensation	43,668	33,965
Accrued sales discounts, rebates and royalties	9,766	9,574
Accrued income taxes	6,989	3,524
Other accrued liabilities	35,445	24,011
Total current liabilities	266,456	279,856
Long-term liabilities:
Operating lease obligations	15,639	—
Long-term contingent consideration	4,349	8,435
Deferred income taxes	1,703	930
Income tax payable	1,600	1,647
Other long-term liabilities	13	1,768
Total liabilities	289,760	292,636
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,118,088 and 23,932,703 shares issued on December 31, 2019 and 2018, respectively	241	239
Paid-in capital	288,338	276,103
Treasury stock, at cost, 10,174,199 and 10,116,459 shares on December 31, 2019 and 2018, respectively	(277,817)	(275,889)
Accumulated other comprehensive income (loss)	(22,781)	(20,281)
Retained earnings	286,418	282,788
Total stockholders' equity	274,399	262,960
Total liabilities and stockholders' equity	$564,159	$555,596
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$753,477	$680,241	$695,790
Cost of sales	583,274	538,437	530,083
Gross profit	170,203	141,804	165,707
Research and development expenses	29,412	23,815	21,416
Factory transition restructuring charges	—	—	6,145
Selling, general and administrative expenses	125,476	119,654	127,476
Operating income (loss)	15,315	(1,665)	10,670
Interest income (expense), net	(3,918)	(4,690)	(2,534)
Gain on sale of Guangzhou factory	—	36,978	—
Other income (expense), net	(995)	(4,457)	(848)
Income before provision for income taxes	10,402	26,166	7,288
Provision for income taxes	6,772	14,242	17,611
Net income (loss)	$3,630	$11,924	$(10,323)

Earnings (loss) per share:
Basic	$0.26	$0.85	$(0.72)
Diluted	$0.26	$0.85	$(0.72)
Shares used in computing earnings (loss) per share:
Basic	13,879	13,948	14,351
Diluted	14,109	14,060	14,351
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$3,630	$11,924	$(10,323)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,500)	(3,682)	6,222
Comprehensive income (loss)	$1,130	$8,242	$(4,101)
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	23,575	$236	(9,023)	$(222,980)	$250,481	$(22,821)	$277,103	$282,019
Net loss							(10,323)	(10,323)
Currency translation adjustment						6,222		6,222
Shares issued for employee benefit plan and compensation	99	1			647			648
Purchase of treasury shares			(680)	(39,085)				(39,085)
Stock options exercised	56	1			1,441			1,442
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					11,943			11,943
Performance-based common stock warrants					683			683
Balance at December 31, 2017	23,760	238	(9,703)	(262,065)	265,195	(16,599)	266,780	253,549
Impact to retained earnings from adoption of ASU 2016-09							4,084	4,084
Balance at January 1, 2018	23,760	238	(9,703)	(262,065)	265,195	(16,599)	270,864	257,633
Net income							11,924	11,924
Currency translation adjustment						(3,682)		(3,682)
Shares issued for employee benefit plan and compensation	108	1			1,061			1,062
Purchase of treasury shares			(413)	(13,824)				(13,824)
Stock options exercised	35	—			864			864
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					8,820			8,820
Performance-based common stock warrants					163			163
Balance at December 31, 2018	23,933	239	(10,116)	(275,889)	276,103	(20,281)	282,788	262,960
Net income							3,630	3,630
Currency translation adjustment						(2,500)		(2,500)
Shares issued for employee benefit plan and compensation	133	2			945			947
Purchase of treasury shares			(58)	(1,928)				(1,928)
Stock options exercised	22	—			448			448
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					8,845			8,845
Performance-based common stock warrants					1,997			1,997
Balance at December 31, 2019	24,118	$241	(10,174)	$(277,817)	$288,338	$(22,781)	$286,418	$274,399
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash provided by operating activities:
Net income (loss)	$3,630	$11,924	$(10,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,926	33,602	31,312
Provision for doubtful accounts	441	305	166
Gain on sale of Guangzhou factory	—	(36,978)	—
Deferred income taxes	(1,779)	3,967	7,597
Shares issued for employee benefit plan	947	1,062	648
Employee and director stock-based compensation	8,845	8,820	11,943
Performance-based common stock warrants	1,997	163	683
Impairment of long-term assets	1,506	4,907	4,100
Changes in operating assets and liabilities:
Accounts receivable and contract assets	17,203	5,455	(22,192)
Inventories	(1,914)	(11,215)	(25,797)
Prepaid expenses and other assets	4,648	(587)	(4,477)
Accounts payable and accrued liabilities	14,233	(7,386)	10,970
Accrued income taxes	3,574	(1,184)	4,535
Net cash provided by operating activities	85,257	12,855	9,165
Cash provided by (used for) investing activities:
Proceeds from sale of Guangzhou factory	—	51,291	—
Acquisitions of property, plant and equipment	(21,313)	(20,142)	(40,384)
Refund of deposit received toward sale of Guangzhou factory	—	(5,053)	—
Acquisitions of intangible assets	(2,655)	(2,521)	(1,949)
Acquisition of net assets of Residential Control Systems, Inc.	—	—	(8,894)
Net cash provided by (used for) investing activities	(23,968)	23,575	(51,227)
Cash provided by (used for) financing activities:
Borrowings under line of credit	72,500	68,000	157,000
Repayments on line of credit	(106,000)	(104,500)	(68,987)
Proceeds from stock options exercised	448	864	1,442
Treasury stock purchased	(1,928)	(13,824)	(39,085)
Contingent consideration payments in connection with business combinations	(4,251)	(3,858)	—
Net cash provided by (used for) financing activities	(39,231)	(53,318)	50,370
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(963)	2,756	(803)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,095	(14,132)	7,505
Cash, cash equivalents and restricted cash at beginning of year	53,207	67,339	59,834
Cash, cash equivalents and restricted cash at end of period	$74,302	$53,207	$67,339

Supplemental cash flow information:
Income taxes paid	$7,275	$7,658	$8,280
Interest paid	$4,403	$4,981	$2,751
See Note 5 for further information concerning our purchases from related party vendors.
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
Note 1 — Description of Business
Universal Electronics Inc. ("UEI"), based in Scottsdale, Arizona, designs, develops, manufactures and ships control and sensor technology solutions and a broad line of pre-programmed and universal control products, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the consumer electronics, subscription broadcasting, home entertainment, automation, security, hospitality and climate control markets. In addition, over the past 34 years, we have developed a broad portfolio of patented technologies and a database of home connectivity software that we license to our customers, including many leading Fortune 500 companies.
Our principal markets are the subscription broadcast, consumer and mobile electronics, residential security and hospitality markets where our customers include service providers, original equipment manufacturers ("OEMs"), international retailers, private label brands, pro-security dealers and companies in the computing industry. We sell directly to our customers and, for retail, we also sell through distributors throughout the world under the One For All® brand name.
We provide subscription broadcasting providers, both domestically and internationally, with our universal remote control devices and integrated circuits, on which our software and device code libraries are embedded. We also sell integrated circuits, on which our software and device control code libraries are embedded, and license our device control solutions to OEMs that manufacture televisions, digital audio and video players, streamer boxes, cable converters, satellite receivers, set-top boxes, room and central heating, ventilation and air conditioning equipment, game consoles, and wireless mobile phones and tablets.
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
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications did not have a material effect on our previously reported consolidated balance sheets, net income or stockholders' equity.
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
Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.
Revenue Recognition
Revenue is recognized when control of a good or service is transferred to a customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good or service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Revenues are generated from manufacturing and delivering universal control, sensing and automation products and AV accessories, which are sold through multiple channels, and licensing intellectual property that is embedded in these products or licensed to others for use in their products.
Revenue - Product revenue is generated through manufacturing and delivering universal control, sensing and automation products and AV accessories, which are sold through multiple channels. Our performance obligations are satisfied over time or at a point in time, depending on the nature of the product. Our contracts have an anticipated duration of less than a year and consideration may be variable based on indeterminate volumes.
Revenue is recognized over time when our performance creates an asset with no alternative use to us (custom products) and we have an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Custom products are those products for which we are unable to redirect the asset to another customer in the foreseeable future without significant rework. The method for measuring progress towards satisfying a performance obligation for a custom product is based on the costs incurred to date (cost-to-cost method). We believe that the costs associated with production are most closely aligned with the revenue associated with those products.
We recognize revenue at a point in time if the criteria for recognizing revenue over time are not met, the title of the goods has transferred and we have a present right to payment.
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
We license our intellectual property including our patented technologies and database of control codes. We record license revenue for per-unit based licenses when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. We record revenue upon delivery of intellectual property for fixed up-front fee licenses or if the contract contains a minimum guarantee. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.
Contract assets - Contract assets represent the value of revenue recognized over time for which we have not yet invoiced the customer. Generally, we invoice the customer within 90 days of revenue recognition.
Contract liabilities - A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received in advance for non-recurring engineering and tooling services. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer. See Note 11 for further information concerning contract liabilities.
Other performance obligations - Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. Such discounts were $15.9 million and $14.6 million at December 31, 2019 and 2018, respectively. Changes in such accruals may be required if future rebates and incentives differ from our estimates.
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
Adoption of revenue recognition standard - On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," and all related amendments. The guidance provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The primary impact to our revenue recognition policies resulting from this standard relates to the timing of revenue recognition for products which are customized for a specific customer. Results for reporting periods beginning after January 1, 2018 are presented under the new standard while prior periods have not been adjusted. We applied the modified retrospective method of adoption with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

cumulative effect of the initial adoption of $4.1 million reflected as an adjustment to the opening balance of retained earnings as of January 1, 2018.
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
Advertising
Advertising costs are expensed as incurred. Advertising expense totaled $0.9 million, $1.3 million, and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling fees and costs totaled $13.2 million, $12.2 million and $12.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-Based Compensation
We recognize the grant date fair value of stock-based compensation awards as expense in proportion to vesting during the requisite service period, which ranges from one to four years. Forfeitures of stock-based awards are accounted for as they occur.
We determine the fair value of restricted stock awards utilizing the average of the high and low trading prices of our common shares on the date they were granted.
The fair value of stock options granted to employees and directors is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, expected life in years and dividend yield. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the stock option. Expected life is computed utilizing historical exercise patterns and post-vesting behavior. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 15 for further information regarding stock-based compensation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

forecast of future purchases is available. To the extent that our projections change in the future as to the number of warrants that will vest, a cumulative catch-up adjustment will be recorded in the period in which our estimates change.
The fair value of performance-based common stock warrants is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the price of our common stock, the risk-free interest rate, expected volatility, expected life in years and dividend yield. The price of our common stock is equal to the average of the high and low trade prices of our common stock on the measurement date. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 16 for further information regarding performance-based common stock warrants.
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
Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. The carrying value of our financial instruments approximates fair value as a result of their short maturities. See Notes 3, 4, 8, 10, and 11 for further information concerning our financial instruments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Inventories
Inventories consist of remote controls, wireless sensors and AV accessories as well as the related component parts and raw materials. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis. See Note 5 for further information concerning our inventories and suppliers.
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
We determine if an arrangement is a lease at inception and determine the classification of the lease, as either operating or finance, at commencement. Operating leases are included in operating lease right-of-use ("ROU") assets, other accrued liabilities and long-term operating lease obligations on our consolidated balance sheets. We presently do not have any finance leases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
See Note 12 for further information concerning our leases.
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
Effective in the year ended December 31, 2019, we perform our annual impairment test using a qualitative assessment weighing the relative impact of factors that are specific to our single reporting unit as well as industry and macroeconomic factors. Based on the qualitative assessment performed, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of our single reporting unit is less than the carrying value. Therefore, performing a quantitative impairment test was unnecessary.
See Note 7 for further information concerning goodwill.
Long-Lived and Intangible Assets Impairment
Intangible assets consist of distribution rights, patents, trademarks and trade names, developed and core technologies, capitalized software development costs and customer relationships. Capitalized amounts related to patents represent external legal costs for the application, maintenance and extension of the useful life of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to 15 years.
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
See Notes 6 for further information concerning long-lived assets. See Note 7 for further information concerning intangible assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

•	expected costs to complete development of in-process technology into commercially viable products and cash flows from the products once they are completed;

•	brand awareness and market position as well as assumptions regarding the period of time the brand will continue to be used in our product portfolio; and

•	discount rates utilized in discounted cash flow models.
In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability at each reporting period and record changes in the fair value within operating expenses. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of earnings estimates or in the timing or likelihood of achieving earnings-based milestones. Contingent consideration is recorded in other accrued liabilities and long-term contingent consideration in our consolidated balance sheets.
Results of operations and cash flows of acquired businesses are included in our operating results from the date of acquisition.
See Note 21 for further information concerning business combinations.
Derivatives
Our foreign currency exposures are primarily concentrated in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Indian Rupee, Japanese Yen, Mexican Peso and Philippine Peso. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 (with amendments issued in 2018), which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance also requires lessees to recognize a ROU asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018. We adopted ASU 2016-02 on January 1, 2019 using the modified retrospective optional transition method. Thus, the standard was applied starting January 1, 2019 and prior periods were not restated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

We applied the package of practical expedients permitted under the transition guidance. As a result, we did not reassess the identification, classification and initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to all new leases as well as leases commencing before the effective date.
Upon adoption, ASU 2016-02 resulted in the recognition of lease ROU assets, accrued liabilities and long-term liabilities related to operating leases of $20.7 million, $3.3 million and $17.0 million, respectively. In addition, assets and liabilities totaling $2.5 million and $2.3 million, respectively, were reclassified into the opening ROU asset balance. The adoption of ASU 2016-02 did not result in any cumulative-effect adjustment to the opening balance of retained earnings and did not have any impact on our results of operations, cash flows or debt covenants. See Note 12 for additional information.
Other Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07, "Improvements to Non-employee Share-Based Payment Accounting." This guidance expands the scope of Topic 718 "Compensation - Stock Compensation" to include share-based payment transactions for acquiring goods and services from non-employees, but excludes awards granted in conjunction with selling goods or services to a customer as part of a contract accounted for under ASC 606, "Revenue from Contracts with Customers." The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.
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
Recent Accounting Updates Not Yet Effective
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes." This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This guidance updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the "incurred loss" model with an "expected loss" model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note 3 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2019	2018
United States	$16,751	$1,156
People's Republic of China ("PRC")	13,700	20,885
Asia (excluding the PRC)	21,691	2,398
Europe	9,081	19,907
South America	13,079	8,861
Total cash and cash equivalents	$74,302	$53,207
Note 4 — Revenue and Accounts Receivable, Net
Revenue Details
The pattern of revenue recognition was as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Goods and services transferred at a point in time	$558,361	$577,085
Goods and services transferred over time	195,116	103,156
Net sales	$753,477	$680,241
Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
United States	$407,291	$315,214	$345,838
Asia (excluding PRC)	104,324	124,657	104,668
People’s Republic of China	83,677	91,446	83,036
Europe	94,491	85,228	79,183
Latin America	30,006	30,954	54,113
Other	33,688	32,742	28,952
Total net sales	$753,477	$680,241	$695,790
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Net sales to the following customers totaled more than 10% of our net sales:

	Year Ended December 31,
	2019				2018				2017
	$ (thousands)		% of Net Sales		$ (thousands)		% of Net Sales		$ (thousands)	% of Net Sales
Comcast Corporation	$119,561		15.9%		$119,809		17.6%		$159,829	23.0%
AT&T Inc.	—	(1)	—	(1)	—	(1)	—	(1)	77,888	11.2
(1) Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
(In thousands)	2019	2018
Trade receivables, gross	$130,888	$133,774
Allowance for doubtful accounts	(1,492)	(1,121)
Allowance for sales returns	(623)	(731)
Net trade receivables	128,773	131,922
Other	10,425	12,767
Accounts receivable, net	$139,198	$144,689
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts were as follows:

(In thousands)	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$1,121	$1,064	$904
Additions to costs and expenses	441	305	166
(Write-offs)/Foreign exchange effects	(70)	(248)	(6)
Balance at end of period	$1,492	$1,121	$1,064
Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	December 31,
	2019		2018
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
Dish Network Corporation	14,677	10.5%	—	(1)	—	(1)
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.
Note 5 — Inventories, Net and Significant Suppliers
Inventories, net were as follows:

	December 31,
(In thousands)	2019	2018
Raw materials	$61,220	$68,834
Components	25,239	25,071
Work in process	1,526	5,577
Finished goods	68,175	50,006
Reserve for excess and obsolete inventory	(11,025)	(5,138)
Inventories, net	$145,135	$144,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Reserve for Excess and Obsolete Inventory
Changes in the reserve for excess and obsolete inventory were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$5,138	$4,288	$4,205
Additions charged to costs and expenses	12,792	6,702	3,685
Sell through (1)	(1,500)	(1,825)	(1,242)
(Write-offs)/Foreign exchange effects	(5,405)	(4,027)	(2,360)
Balance at end of period	$11,025	$5,138	$4,288

(1)	These amounts represent the reversal of reserves associated with inventory items that were sold during the period.
Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Year Ended December 31,
	2019				2018				2017
	$ (thousands)		% of Total Inventory Purchases		$ (thousands)		% of Total Inventory Purchases		$ (thousands)	% of Total Inventory Purchases
Texas Instruments	—	(1)	—	(1)	—	(1)	—	(1)	$42,058	10.0%
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
Accounts payable from our supplier, Zhejiang Zhen You Electronics Co. Ltd., totaled $11.4 million or 11.1% of our accounts payable balance at December 31, 2019.
Related Party Supplier
During the years ended December 31, 2018 and 2017, we purchased certain printed circuit board assemblies from a related party supplier. The supplier was considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owned 40% of this supplier. In the second quarter of 2018, our Senior Vice President sold his interest in this supplier, and thus this supplier is no longer considered a related party.
Total inventory purchases made from this supplier while it was a related party were $1.1 million and $5.2 million during the twelve months ended December 31, 2018, and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note 6 — Property, Plant, and Equipment, Net
Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2019	2018
Buildings	$18,570	$18,799
Machinery and equipment	94,274	87,700
Tooling	32,267	29,575
Leasehold and building improvements	37,527	34,486
Software	25,910	25,406
Furniture and fixtures	3,905	2,572
Computer equipment	9,935	8,551
	222,388	207,089
Accumulated depreciation	(135,254)	(116,805)
	87,134	90,284
Construction in progress	3,598	5,556
Total property, plant, and equipment, net	$90,732	$95,840
Depreciation expense was $24.7 million, $26.4 million and $24.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The net book value of property, plant and equipment located within the PRC was $61.7 million and $76.4 million on December 31, 2019 and 2018, respectively. The net book value of property, plant and equipment located in Mexico was $13.6 million and $3.3 million on December 31, 2019 and 2018, respectively.
During the year ended December 31, 2018, we incurred $2.9 million in impairment on tooling and equipment as a result of the transition of manufacturing operations between our PRC-based manufacturing facilities following the closure of our Guangzhou factory, which was sold in 2018. We incurred an additional $0.1 million and $2.0 million of impairment on factory equipment during the years ended December 31, 2019 and 2018, respectively, as a result of the transition of certain manufacturing operations out of the PRC in response to tariffs enacted in the U.S. in 2018 on certain products manufactured in the PRC and imported into the U.S. These impairment charges, aggregating to $0.1 million and $4.9 million, are recorded within cost of goods sold for the year ended December 31, 2019 and 2018, respectively.
Construction in progress was as follows:

	December 31,
(In thousands)	2019	2018
Machinery and equipment	1,428	2,444
Tooling	759	1,581
Leasehold and building improvements	574	675
Software	518	352
Other	319	504
Total construction in progress	$3,598	$5,556
We expect that most of the assets under construction will be placed into service during the first six months of 2020. We will begin to depreciate the cost of these assets under construction once they are placed into service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Long-lived tangible assets by geographic area were as follows:

	December 31,
(In thousands)	2019	2018
United States	$13,016	$14,504
People's Republic of China	62,148	79,382
Mexico	13,673	3,362
All other countries	4,058	3,207
Total long-lived tangible assets	$92,895	$100,455
Note 7 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2017	$48,651
Foreign exchange effects	(166)
Balance at December 31, 2018	48,485
Foreign exchange effects	(38)
Balance at December 31, 2019	$48,447
We conducted annual goodwill impairment reviews on December 31, 2019, 2018, and 2017. Based on the analysis performed, we determined that our goodwill was not impaired.
Intangible Assets, Net
The components of intangible assets, net were as follows:

	December 31,
	2019			2018
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Distribution rights (10 years)	$322	$(210)	$112	$329	$(188)	$141
Patents (10 years)	16,587	(6,491)	10,096	14,560	(5,704)	8,856
Trademarks and trade names (10 years)	2,785	(2,205)	580	2,786	(1,900)	886
Developed and core technology (5-15 years)	12,480	(10,016)	2,464	12,560	(8,087)	4,473
Capitalized software development costs (2 years)	—	—	—	155	—	155
Customer relationships (10-15 years)	32,534	(25,956)	6,578	32,534	(22,675)	9,859
Total intangible assets, net	$64,708	$(44,878)	$19,830	$62,924	$(38,554)	$24,370

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.4 million and $7.1 million on December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cost of sales	$—	$103	$184
Selling, general and administrative expenses	7,192	7,081	6,772
Total amortization expense	$7,192	$7,184	$6,956

Estimated future annual amortization expense related to our intangible assets at December 31, 2019, is as follows:

(In thousands)
2020	$6,101
2021	2,531
2022	2,500
2023	2,354
2024	1,774
Thereafter	4,570
Total	$19,830
The remaining weighted average amortization period of our intangible assets is 5.3 years.
Note 8 — Line of Credit

On November 1, 2019, we extended the term of our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2021. The Second Amended Credit Agreement provided for a $130.0 million revolving line of credit ("Credit Line") through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at December 31, 2019.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at December 31, 2019 was 3.03%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2019, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At December 31, 2019, we had $68.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $4.3 million, $5.0 million and $2.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note 9 — Income Taxes
In 2019, 2018 and 2017, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Domestic operations	$(28,929)	$(28,482)	$(12,852)
Foreign operations	39,331	54,648	20,140
Total	$10,402	$26,166	$7,288

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current tax expense:
U.S. federal	$(188)	$(1,074)	$3,406
State and local	82	83	72
Foreign	8,217	10,829	8,304
Total current	8,111	9,838	11,782
Deferred tax (benefit) expense:
U.S. federal	—	3,961	9,495
State and local	—	1,930	(369)
Foreign	(1,339)	(1,487)	(3,297)
Total deferred	(1,339)	4,404	5,829
Total provision for income taxes	$6,772	$14,242	$17,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Inventory reserves	$2,887	$1,428
Capitalized research costs	—	22
Capitalized inventory costs	3,156	1,541
Net operating losses	2,644	2,810
Acquired tangible assets	71	1,204
Accrued liabilities	4,070	1,090
Income tax credits	11,800	10,020
Operating lease obligations	7,878	—
Stock-based compensation	4,018	3,181
Amortization of intangible assets	2,169	1,135
Total deferred tax assets	38,693	22,431
Deferred tax liabilities:
Depreciation	426	661
Allowance for doubtful accounts	(270)	(739)
Right of use assets	(7,480)	—
Other	(3,866)	(4,189)
Total deferred tax liabilities	(11,190)	(4,267)
Net deferred tax assets before valuation allowance	27,503	18,164
Less: Valuation allowance	(24,797)	(17,261)
Net deferred tax assets	$2,706	$903

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Tax provision at statutory U.S. rate	$2,185	$5,495	$2,551
Increase (decrease) in tax provision resulting from:
State and local taxes, net	(1,903)	(1,792)	(733)
Foreign tax rate differential	(1,810)	(2,079)	(296)
Foreign undistributed earnings, net of credits	1,181	5,329	14,211
Nondeductible items	1,236	1,197	891
Federal research and development credits	(884)	(713)	(620)
Non-territorial income	(1,806)	(1,079)	(1,517)
Withholding tax	1,082	5,454	1,078
Uncertain tax positions	(294)	(159)	1,344
Stock-based compensation	262	213	479
Federal tax rate change	(412)	466	686
Valuation allowance	7,524	8,057	149
Foreign permanent benefit	(856)	(7,077)	(451)
Provision to return	584	—	—
Other	683	930	(161)
Tax provision	$6,772	$14,242	$17,611
At December 31, 2019, we had federal and state Research and Experimentation ("R&E") income tax credit carryforwards of $1.5 million and $10.2 million, respectively. The federal R&E income tax credits begin expiring in 2038. The state R&E income tax credits do not have an expiration date.
At December 31, 2019, we had state and foreign net operating loss carryforwards of $26.2 million and $3.3 million, respectively. The state and foreign carryforwards begin to expire in 2026 and 2023, respectively.
At December 31, 2019, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, we established a valuation allowance against certain deferred tax assets. Our historic valuation allowance primarily relates to state R&E income tax credits generated during the prior years and current year. We had cumulative operating losses for the three years ended in 2019 for our U.S. operations and state operations and accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets of $5.8 million and $1.0 million, respectively, as we have determined that it is more likely than not that the tax benefits will not be realized in the future. Additionally, we recorded a valuation allowance of $0.3 million at December 31, 2019 related to certain deferred tax assets in our Argentina office due to sustained losses in that jurisdiction. If and when recognized, the tax benefits relating to any reversal of valuation allowance will be recorded as a reduction of income tax expense. The valuation allowance increased by $7.5 million and $8.5 million during the years ended December 31, 2019 and 2018, respectively.
Uncertain Tax Positions
At December 31, 2019 and 2018, we had unrecognized tax benefits of approximately $4.3 million and $4.6 million, respectively, including interest and penalties. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were $0.2 million, $0.5 million, and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest and penalties are included in the unrecognized tax benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$4,040	$5,081	$3,622
Additions as a result of tax provisions taken during the current year	473	702	1,489
Foreign currency translation	(100)	(51)	90
Lapse in statute of limitations	(92)	(80)	(141)
Settlements	(227)	(1,612)	—
Other	—	—	21
Balance at end of period	$4,094	$4,040	$5,081
Approximately $4.3 million, $4.3 million and $5.3 million of the total amount of unrecognized tax benefits at December 31, 2019, 2018 and 2017, respectively, if not for the state R&E income tax credit valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. As of December 31, 2019, the open statutes of limitations for our significant tax jurisdictions are as follows: federal for 2016 through 2018, state for 2015 through 2018, and non-U.S. for 2013 through 2018.
U.S. Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Tax Act") was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in SEC Staff Accounting Bulletin No. 118 because we had not yet completed our enactment-date accounting for these effects. In 2018 and 2017, we recorded tax expense related to the enactment-date effects of the Tax Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities and recognizing the effects of provisionally electing to account for Global Intangible Low-Taxed Income ("GILTI") as a period cost. The changes to 2017 enactment-date provisional amounts decreased tax expense in 2018 by an insignificant amount.
In 2019, federal and state tax authorities issued additional guidance related to transition tax, GILTI, deduction for foreign-derived intangible income and GILTI, tax treatment of qualified transportation fringe benefits, timing of income recognition, cost recovery and bonus depreciation, and business interest expense limitation. This guidance generally provided additional information related to the calculation of such items that became effective in 2017 and 2018. We reviewed and applied the guidance in the period such information was published. The application of the issued guidance in 2019 did not materially change our tax expense estimated in prior years.
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
Transition Tax
The one-time transition tax is based on our total post-1986 earnings and profits, the tax on which we previously deferred from U.S. income taxes under U.S. law. We recorded a provisional amount for our one-time transition tax liability for each of our foreign subsidiaries, resulting in a transition tax liability of $2.2 million at December 31, 2017. Upon further analyses of the Tax Act and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018. We decreased our December 31, 2017 provisional amount by an immaterial amount, which is included as a component of income tax expense during the year ended December 31, 2018. We have elected to pay our transition tax over the eight-year period provided in the Tax Act. As of December 31, 2019, the remaining balance of our transition tax obligation was $1.1 million, which will be paid over the next five years.
Deferred Tax Assets and Liabilities
As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $2.3 million. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations during the year ended December 31, 2018, we adjusted our provisional amount by $0.3 million, which is included as a component of income tax expense.
GILTI
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
Indefinite Reinvestment Assertion
Beginning in 2018, the Tax Act generally provides a 100% federal deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC Topic 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries, including potential foreign withholding taxes on distributions. Historically, the undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested. Previously, no provision for U.S. federal and state income taxes or foreign withholding taxes had been provided on U.S. earnings. In 2018, we changed our assertion, and provided a $1.2 million deferred tax liability related to state tax and foreign tax withholding liabilities on future distributions. In 2019, the deferred tax liability related to state tax and foreign tax withholding liabilities on future distributions increased to $1.7 million.
Note 10 — Accrued Compensation
The components of accrued compensation were as follows:

	December 31,
(In thousands)	2019	2018
Accrued social insurance (1)	$16,588	$16,735
Accrued salary/wages	7,465	8,783
Accrued vacation/holiday	2,766	2,954
Accrued bonus	13,965	2,361
Accrued commission	1,283	1,432
Other accrued compensation	1,601	1,700
Total accrued compensation	$43,668	$33,965

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note 11 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2019	2018
Contract liabilities	$1,840	$2,592
Duties	3,731	4,865
Freight and handling fees	3,769	3,217
Operating lease obligations	4,903	—
Product warranty claim costs	1,514	276
Professional fees	2,833	1,930
Sales taxes and VAT	3,926	1,050
Short-term contingent consideration	5,428	4,190
Other	7,501	5,891
Total other accrued liabilities	$35,445	$24,011

Note 12 — Leases
We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At December 31, 2019, our operating leases had remaining lease terms of up to 41 years.
Rent expense under the Company's operating leases during the years ended December 31, 2018 and 2017, prior to our adoption of the new lease guidance on January 1, 2019, was $4.9 million and $4.2 million, respectively.
Lease balances within our consolidated balance sheet were as follows:

(In thousands)	December 31, 2019
Assets:
Operating lease right-of-use assets	$19,826
Liabilities:
Other accrued liabilities	$4,903
Long-term operating lease obligations	15,639
Total lease liabilities	$20,542

We recorded an impairment of a ROU asset of $0.8 million during the fourth quarter of the year ended December 31, 2019. This impairment is associated with the disposal of our call center in Euclid, Ohio.

Operating lease expense, including variable lease costs, which are insignificant to the total, and short-term lease costs, and operating lease cash flows and supplemental cash flow information were as follows. Short-term lease costs were approximately $1.3 million during the year ended December 31, 2019.

(In thousands)	Year Ended December 31, 2019
Cost of sales	$1,945
Selling, general and administrative expenses	4,389
Total operating lease expense	$6,334
Operating cash outflows from operating leases	$6,617
Operating lease right-of-use assets obtained in exchange for lease obligations	$4,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

December 31, 2019
Weighted average lease liability term (in years)	4.30
Weighted average discount rate	4.50%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at December 31, 2019. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	December 31, 2019
2020	$5,800
2021	6,120
2022	5,103
2023	2,331
2024	1,341
Thereafter	2,041
Total lease payments	22,736
Less: imputed interest	(2,194)
Total lease liabilities	$20,542
As of December 31, 2019, we have one operating lease that has not yet commenced with the total initial lease liability of approximately $1.6 million with a five-year term, which is not reflected within the maturity schedule above. Our future minimum lease obligations under non-cancelable operating leases as of December 31, 2018 were comparable to the undiscounted lease payments included in the table above.
Non-level Rents and Lease Incentives
Some of our leases are subject to rent escalations. Prior to the adoption of the new lease guidance on January 1, 2019, for these leases, we recognized rent expense for the total contractual obligation utilizing the straight-line method over the lease term, ranging from 48 months to 125 months. At December 31, 2018, the related short-term liability was recorded in other accrued liabilities and the related long term liability was recorded in other long-term liabilities. The total liability related to rent escalations was $1.1 million at December 31, 2018.
At December 31, 2018, the lease agreements for our offices in Santa Ana, California and Scottsdale, Arizona contained allowances for moving expenses and tenant improvements aggregating $1.8 million. These moving and tenant improvement allowances were recorded within other accrued liabilities and other long-term liabilities, depending on the short-term or long-term nature, and were being amortized as a reduction of rent expense over the related lease term.
Rental Costs During Construction
Rental costs associated with operating leases incurred during a construction period were expensed for the years ended December 31, 2019, 2018 and 2017.
Prepaid Land Lease
We operate one factory within the PRC on which the land is leased from the government as of December 31, 2019. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained a land-use right certificate for the land pertaining to this factory.
The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this operating lease ROU was $2.4 million at December 31, 2019, and is amortized on a straight-line basis over the remaining term of approximately 39 years. The buildings located on this land had a net book value of $17.1 million at December 31, 2019 and is being depreciated over a remaining weighted average period of 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Prior to adoption of the new lease guidance on January 1, 2019, the remaining net book value of this prepaid land lease was included within prepaid expenses and other current assets and other assets, depending on the short-term or long-term nature.
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
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$276	$339	$134
Accruals for warranties issued during the period	1,742	787	312
Settlements (in cash or in kind) during the period	(504)	(850)	(107)
Balance at end of period	$1,514	$276	$339
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Other Restructuring Activities
In the fourth quarter of 2018, we implemented a plan to relocate our corporate office from Santa Ana, California to Scottsdale, Arizona and to relocate our Asian engineering leadership, supply chain and customer support functions from Hong Kong to our other facilities in the PRC. In connection with these restructuring activities, we incurred severance costs of $0.4 million and $0.9 million during the year ended December 31, 2019 and 2018, respectively, which are included within selling, general and administrative expenses.
Litigation
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido") filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV"), and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal to this ruling. On September 16, 2019, the appellate court ruled in our favor concluding that our original product did not infringe Ruwido's design rights. Ruwido subsequently filed an appeal of this decision with the Belgium Supreme Court. Our brief in opposition to Ruwido's appeal has been submitted and we are waiting to learn if the Supreme Court will hear Ruwido's appeal.
In addition, Ruwido appealed the lower court's ruling against it with respect to its claims of infringement and unfair competition. Briefing is to be completed by the end of April 2020 and in May 2020 the court will set a date for oral hearing which we expect to be sometime in late 2020.
Subsequent to the Court's ruling in September 2017 that our second product could not be added to the first case on the merits, Ruwido filed a separate case on the merits with respect to this second product, claiming that it too infringes the same patent at issue in the first suit. We have denied these claims. Presently, the oral hearing on the merits with respect to this matter is set for April 7, 2020.

In September 2015, UEBV filed an Opposition with the EPO seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We have assembled this additional information and the final hearing was scheduled for January 29, 2019. The EPO held this hearing on January 29 and 30, 2019 and revoked Ruwido's patent as originally filed. The EPO, however, maintained the patent in an amended form with a much narrower claim. On August 23, 2019, the EPO issued its written opinion. Both UEBV and Ruwido have appealed the EPO's decision and briefing is due by May 13, 2020.

On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California (Universal Electronics Inc. v. Roku, Inc.) alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. Roku has answered our complaint with a general denial. In September and October, 2019, Roku filed Inter Party Review ("IPR") requests with the Patent Trial and Appeals Board (the "PTAB") on the nine patents at issue in this case, seeking to invalidate our patents. We will vigorously defend against the IPRs. As a further result of Roku filing the IPRs, the Court has stayed the underlying patent lawsuit pending the resolution of IPRs. We have filed our responses to Roku's IPR requests. We expect to learn if the PTAB will institute the IPRs or any of them during the second quarter of 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

We maintain directors' and officers' liability insurance which insures our individual directors and officers against certain claims, as well as attorney's fees and related expenses incurred in connection with the defense of such claims.
Defined Benefit Plan
Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2019 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2019, approximately 49 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2019 and 2018 for the India Plan was not material. During the years ended December 31, 2019, 2018, and 2017, the net periodic benefit costs were also not material.
Note 14 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On October 30, 2018, our Board approved an adjustment to the amount of common stock that we could purchase under our existing repurchase plan to an amount not to exceed $5.0 million of our common stock ("2018 Plan"). As of December 31, 2019, we had $3.9 million of authorized repurchases remaining under the 2018 Plan. On March 10, 2020, our Board of Directors replaced the 2018 Plan with a new repurchase plan authorizing the repurchase of up to 300,000 shares. We may utilize various methods to effect the repurchases, which may include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Shares repurchased	58	413	680
Cost of shares repurchased	$1,928	$13,824	$39,085
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note 15 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cost of sales	$139	$84	$71
Research and development expenses	1,096	744	551
Selling, general and administrative expenses:
Employees	6,431	6,491	7,368
Outside directors	1,179	1,501	3,953
Total employee and director stock-based compensation expense	$8,845	$8,820	$11,943

Income tax benefit	$1,877	$1,870	$2,954
Stock Options
The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2019	2018	2017
Weighted average fair value of grants	$11.51	$14.26	$19.61
Risk-free interest rate	2.38%	2.51%	1.75%
Expected volatility	41.73%	33.09%	34.25%
Expected life in years	4.60	4.53	4.52
Stock option activity was as follows:

	2019				2018				2017
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	597	$44.27			520	$42.56			652	$39.27
Granted	170	30.08			119	44.95			92	62.70
Exercised	(22)	20.34		$569	(35)	24.67		$744	(56)	25.72		$2,140
Forfeited/canceled/expired	—	—			(7)	27.74			(168)	46.44
Outstanding at end of the year (1)	745	$41.73	3.97	$9,798	597	$44.27	4.08	$758	520	$42.56	4.25	$5,607
Vested and expected to vest at the end of the year (1)	745	$41.73	3.97	$9,798	597	$44.27	4.08	$758	520	$42.56	4.25	$5,607
Exercisable at the end of the year (1)	517	$44.95	3.01	$5,636	430	$42.30	3.43	$758	381	$36.39	3.72	$5,607

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2019, 2018, and 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2019, 2018, and 2017. This amount will change based on the fair market value of our stock.

Cash received from option exercises for the years ended December 31, 2019, 2018, and 2017 was $0.4 million, $0.9 million, and $1.4 million, respectively. The actual tax benefit realized from option exercises was $0.01 million, $0.2 million and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Significant option groups outstanding at December 31, 2019 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000’s)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000’s)	Weighted-Average Exercise Price
$19.25 to $27.07	263	4.72	$23.83	112	$19.49
$35.28 to $44.95	200	3.50	41.04	150	39.75
$51.38 to $65.54	282	3.62	58.85	255	59.21
	745	3.97	$41.73	517	$44.95
As of December 31, 2019, we expect to recognize $2.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.
On February 12, 2020, certain executive employees were granted 108,755 stock options in connection with the 2019 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 12, 2021 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.9 million.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	2019		2018		2017
	Shares (in 000’s)	Weighted-Average Grant Date Fair Value	Shares (in 000’s)	Weighted-Average Grant Date Fair Value	Shares (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	204	$49.23	162	$61.19	153	$57.43
Granted	268	30.67	167	42.65	133	64.14
Vested	(141)	47.26	(109)	56.16	(119)	59.67
Forfeited	(21)	35.78	(16)	54.16	(5)	60.11
Non-vested at end of the year	310	$34.99	204	$49.23	162	$61.19
As of December 31, 2019, we expect to recognize $7.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.
On February 12, 2020, certain executive employees were granted 41,695 restricted stock awards in connection with the 2019 annual review cycle. These awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 12, 2021 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.9 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2019:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	14,391
2006 Stock Incentive Plan	6/13/2006	1,000,000	—	28,945
2010 Stock Incentive Plan	6/15/2010	1,000,000	—	198,971
2014 Stock Incentive Plan	6/12/2014	1,100,000	—	413,333
2018 Equity and Incentive Compensation Plan	6/4/2018	1,000,000	544,092	399,726
			544,092	1,055,366
Note 16 — Performance-Based Common Stock Warrants
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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates had exceeded $340 million during either the first or second two-year period, the amount of any such excess would count towards aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. At December 31, 2019, 275,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 225,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $340 million in goods and services from us during the period January 1, 2020 through December 31, 2021.
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants is the date on which the warrants vest. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Year Ended December 31,
	2019	2018
Fair value	$21.60	$3.45
Price of Universal Electronics Inc. common stock	$58.01	$24.81
Risk-free interest rate	1.65%	2.49%
Expected volatility	48.90%	43.16%
Expected life in years	3.13	4.00
The impact to net sales recorded in connection with the warrants and the related income tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Reduction to net sales	$1,997	$163	$683
Income tax benefit	498	41	255
We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at December 31, 2019 was $3.9 million.
Note 17 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net gain (loss) on foreign currency exchange contracts (1)	$(62)	$545	$(3,603)
Net gain (loss) on foreign currency exchange transactions	(870)	(4,987)	2,174
Other income (expense)	(63)	(15)	581
Other income (expense), net	$(995)	$(4,457)	$(848)

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives. See Note 19 for further information concerning our foreign currency exchange contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note 18 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2019	2018	2017
BASIC
Net income (loss)	$3,630	$11,924	$(10,323)
Weighted-average common shares outstanding	13,879	13,948	14,351
Basic earnings (loss) per share	$0.26	$0.85	$(0.72)
DILUTED
Net income (loss)	$3,630	$11,924	$(10,323)
Weighted-average common shares outstanding for basic	13,879	13,948	14,351
Dilutive effect of stock options, restricted stock and common stock warrants	230	112	—
Weighted-average common shares outstanding on a diluted basis	14,109	14,060	14,351
Diluted earnings (loss) per share	$0.26	$0.85	$(0.72)
The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings (loss) per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Stock options	371	390	648
Restricted stock awards	67	118	221
Performance-based warrants	188	175	69
Note 19 — Derivatives
The following table sets forth the total net fair value of derivatives:

	December 31, 2019				December 31, 2018
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(172)	$—	$(172)	$—	$(249)	$—	$(249)
We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.1 million, a net pre-tax gain of $0.5 million, and a net pre-tax loss of $3.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. See Note 17 for further information concerning our foreign currency exchange contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2019	USD/Chinese Yuan Renminbi	USD	$35.0	6.9867	$100	January 23, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.5	4.0560	$(6)	January 24, 2020
December 31, 2019	USD/Euro	USD	$28.0	1.1133	$(253)	January 24, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.7	4.0870	$(13)	January 24, 2020
December 31, 2018	USD/Euro	USD	$20.0	1.1421	$(97)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$27.0	6.8969	$(116)	January 25, 2019
December 31, 2018	USD/Chinese Yuan Renminbi	USD	$5.0	6.9245	$(41)	January 25, 2019
December 31, 2018	USD/Brazilian Real	USD	$1.0	3.8651	$5	January 25, 2019

(1)
Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 20 — Employee Benefit Plans
We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants’ contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $0.9 million, $1.1 million and $0.6 million of expense for company contributions for the years ended December 31, 2019, 2018, and 2017, respectively.
Note 21 — Business Combinations

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

Our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 include net sales of $3.9 million, $5.1 million, and $3.5 million, respectively; and net losses of $2.4 million, $0.2 million, and $0.4 million, respectively, attributable to RCS.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Such projections were then discounted using an average discount rate of 24.8% to reflect the risk in achieving the projected operating income levels as well as the time value of money. The fair value measurement of the earnout contingent consideration was based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. At December 31, 2018, the fair value of the earnout contingent consideration attributable to RCS was $0.7 million. During the year ended December 31, 2019, the fair value of earnout contingent consideration attributable to RCS decreased $0.5 million to $0.2 million. Changes in the fair value of earnout contingent consideration primarily reflect adjustments to the timing and amount of payments as well as the related accretion driven by the time value of money. These adjustments are recorded within selling, general and administrative expenses. At December 31, 2019, the fair value of earnout contingent consideration attributable to RCS is presented within long-term contingent consideration in our consolidated balance sheet.
Pro Forma Results (Unaudited)
The unaudited pro forma financial information presents the combined results of our operations and the operations of RCS as if the RCS acquisition had occurred on January 1, 2017. This unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been achieved had the acquisition actually been completed as of January 1, 2017, and should not be taken as a projection of the future consolidated results of our operations.
For the year ended December 31, 2017, pro forma net sales were $696.4 million; pro forma net loss was $10.5 million; pro forma basic and diluted loss per share was $0.73.

For purposes of determining pro forma net loss, adjustments were made, as follows, to derive the information presented above. The pro forma net loss assumes that amortization of acquired intangible assets began at January 1, 2017 rather than on April 6, 2017. The result is a net increase in amortization expense of $25 thousand for the year ended December 31, 2017. Additionally, acquisition costs totaling $0.1 million are excluded from pro forma net loss. All adjustments have been made net of their related tax effects.
Note 22 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	2019
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$184,163	$193,896	$200,724	$174,694
Gross profit	39,874	33,993	46,479	49,857
Operating income (loss)	1,663	(3,926)	6,127	11,451
Net income (loss)	(1,005)	(5,061)	2,669	7,027

Earnings (loss) per share (1):
Basic	$(0.07)	$(0.37)	$0.19	$0.50
Diluted	$(0.07)	$(0.37)	$0.19	$0.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

	2018
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$164,698	$162,523	$182,717	$170,303
Gross profit	37,202	26,759	40,316	37,527
Operating income (loss)	904	(9,870)	4,729	2,572
Net income (loss)	(587)	22,659	959	(11,107)
Earnings (loss) per share (1):
Basic	$(0.04)	$1.61	$0.07	$(0.80)
Diluted	$(0.04)	$1.60	$0.07	$(0.80)

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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) (the "Company") as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting ("Management’s Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 13, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.
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
Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
The following summarizes our equity compensation plans at December 31, 2019:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	745,403	$41.73	544,092
Equity compensation plans not approved by security holders	—	—	—
Total	745,403	$41.73	544,092

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 15" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
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
Any stockholder who would like a copy of any of the exhibits listed on the Exhibit Index in this Report may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, 15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254.

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

4.3	Description of Securities (filed herewith)

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

*10.26
Employment and Separation Agreement and General Release made and entered into on October 26, 2016 between Universal Electronics BV and Paul J.M. Bennett (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017 (File No. 0-21044))

10.27
Second Amended and Restated Credit Agreement dated October 27, 2017 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on form 10-K for the year ended December 31, 2017 filed on March 13, 2018 (File No. 0-21044))

Exhibit Number	Document Description

10.28
First Amendment to Second Amended and Restated Credit Agreement dated as of May 4, 2018 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated in reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.29
Share Transfer Agreement dated April 23, 2018 between C.G. Development Limited and Guangzhou MuXia Hotel Management Co. Ltd. and Gemstar Technology (China) Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on form 10-Q for the quarter ended June 30, 2018 filed on March 13, 2018 (File No. 0-21044))

10.30
Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on form S-8 filed on September 26, 2018 (File No. 333-227594))

10.31
Form of Restricted Stock Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on form 10-Q for the quarter ended June 30, 2018 filed on March 13, 2018 (File No. 0-21044)

10.32
Form of Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-Q dated June 30, 2018 filed on March 13, 2019 (File No. 0-21044))

10.33
Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K dated December 27, 2018 filed on January 3, 2019 (File No. 0-21044))

*10.34
Transition and Separation Agreement and General Release made and entered into on January 18, 2019 between Universal Electronics Inc. and Louis S. Hughes (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on form 10-K for the year ended December 31, 2018 filed on March 14, 2019 (File No. 0-21044)))

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

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 13, 2020
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 13, 2020

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 13, 2020

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 13, 2020

Sue Ann R. Hamilton Director	/s/ Sue Ann R. Hamilton	March 13, 2020

William C. Mulligan Director	/s/ William C. Mulligan	March 13, 2020

J. C. Sparkman Director	/s/ J.C. Sparkman	March 13, 2020

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 13, 2020

Carl E. Vogel Director	/s/ Carl E. Vogel	March 13, 2020

Edward K. Zinser Director	/s/ Edward K. Zinser	March 13, 2020