Form 10-Q
period 2020-03-31
UNIVERSAL ELECTRONICS INC
filed 2020-05-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,913,019 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 5, 2020.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$58,927	$74,302
Accounts receivable, net	137,094	139,198
Contract assets	9,911	12,579
Inventories	142,243	145,135
Prepaid expenses and other current assets	6,427	6,733
Income tax receivable	1,573	805
Total current assets	356,175	378,752
Property, plant and equipment, net	85,304	90,732
Goodwill	48,416	48,447
Intangible assets, net	19,284	19,830
Operating lease right-of-use assets	18,359	19,826
Deferred income taxes	4,078	4,409
Other assets	2,618	2,163
Total assets	$534,234	$564,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,558	$102,588
Line of credit	78,000	68,000
Accrued compensation	31,837	43,668
Accrued sales discounts, rebates and royalties	9,000	9,766
Accrued income taxes	6,693	6,989
Other accrued liabilities	31,081	35,445
Total current liabilities	246,169	266,456
Long-term liabilities:
Operating lease obligations	14,069	15,639
Contingent consideration	195	4,349
Deferred income taxes	2,461	1,703
Income tax payable	1,368	1,600
Other long-term liabilities	13	13
Total liabilities	264,275	289,760
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,255,522 and 24,118,088 shares issued on March 31, 2020 and December 31, 2019, respectively	243	241
Paid-in capital	291,350	288,338
Treasury stock, at cost, 10,343,366 and 10,174,199 shares on March 31, 2020 and December 31, 2019, respectively	(284,108)	(277,817)
Accumulated other comprehensive income (loss)	(29,790)	(22,781)
Retained earnings	292,264	286,418
Total stockholders' equity	269,959	274,399
Total liabilities and stockholders' equity	$534,234	$564,159

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$151,778	$184,163
Cost of sales	108,837	144,289
Gross profit	42,941	39,874
Research and development expenses	7,898	6,791
Selling, general and administrative expenses	26,997	31,420
Operating income	8,046	1,663
Interest income (expense), net	(632)	(1,206)
Other income (expense), net	(348)	(466)
Income (loss) before provision for income taxes	7,066	(9)
Provision for income taxes	1,220	996
Net income (loss)	$5,846	$(1,005)

Earnings (loss) per share:
Basic	$0.42	$(0.07)
Diluted	$0.41	$(0.07)
Shares used in computing earnings (loss) per share:
Basic	13,960	13,827
Diluted	14,211	13,827
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$5,846	$(1,005)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,009)	1,733
Comprehensive income (loss)	$(1,163)	$728
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,118	$241	(10,174)	$(277,817)	$288,338	$(22,781)	$286,418	$274,399
Net income (loss)							5,846	5,846
Currency translation adjustment						(7,009)		(7,009)
Shares issued for employee benefit plan and compensation	129	1			526			527
Purchase of treasury shares			(169)	(6,291)				(6,291)
Shares issued to directors	9	1			(1)			—
Employee and director stock-based compensation					2,303			2,303
Performance-based common stock warrants					184			184
Balance at March 31, 2020	24,256	$243	(10,343)	$(284,108)	$291,350	$(29,790)	$292,264	$269,959

Balance at December 31, 2018	23,933	$239	(10,116)	$(275,889)	$276,103	$(20,281)	$282,788	$262,960
Net income (loss)							(1,005)	(1,005)
Currency translation adjustment						1,733		1,733
Shares issued for employee benefit plan and compensation	78	1			346			347
Purchase of treasury shares			(43)	(1,215)				(1,215)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,918			1,918
Performance-based common stock warrants					434			434
Balance at March 31, 2019	24,019	$240	(10,159)	$(277,104)	$278,801	$(18,548)	$281,783	$265,172
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash provided by (used for) operating activities:
Net income (loss)	$5,846	$(1,005)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	7,498	8,019
Provision for bad debts	237	3
Deferred income taxes	835	2,966
Shares issued for employee benefit plan	527	347
Employee and director stock-based compensation	2,303	1,918
Performance-based common stock warrants	184	434
Loss on sale of Ohio call center	712	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	2,060	(14,056)
Inventories	1,609	(3,982)
Prepaid expenses and other assets	118	735
Accounts payable and accrued liabilities	(28,969)	3,017
Accrued income taxes	(1,307)	(2,943)
Net cash provided by (used for) operating activities	(8,347)	(4,547)
Cash provided by (used for) investing activities:
Acquisitions of property, plant and equipment	(1,986)	(2,800)
Acquisitions of intangible assets	(1,270)	(653)
Payment on sale of Ohio call center	(500)	—
Net cash provided by (used for) investing activities	(3,756)	(3,453)
Cash provided by (used for) financing activities:
Borrowings under line of credit	25,000	25,000
Repayments on line of credit	(15,000)	(20,000)
Treasury stock purchased	(6,291)	(1,215)
Contingent consideration payments in connection with business combinations	(3,091)	(4,251)
Net cash provided by (used for) financing activities	618	(466)
Effect of exchange rate changes on cash and cash equivalents	(3,890)	154
Net increase (decrease) in cash and cash equivalents	(15,375)	(8,312)
Cash and cash equivalents at beginning of period	74,302	53,207
Cash and cash equivalents at end of period	$58,927	$44,895

Supplemental cash flow information:
Income taxes paid	$1,384	$1,942
Interest paid	$637	$1,186
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)
Note 1 — Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As used herein, the terms "Company," "we," "us," and "our" refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.
Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2019.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for bad debts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants.
The recent coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread has created uncertainties and disruptions in the economic and financial markets. While we are not currently aware of events or circumstances that would require an update to our estimates, judgments or adjustments to the carrying values of our assets or liabilities, these estimates may change as developments occur and we obtain additional information. These future developments are highly uncertain and the outcomes are unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of our significant accounting policies.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", which updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred loss impairment model with an expected loss impairment model. Accordingly, financial assets are presented at amortized costs net of an allowance for expected credit losses over the lifetime of the assets. We adopted this new guidance on January 1, 2020 using the modified retrospective method. The adoption did not require an implementation adjustment and did not materially impact our consolidated statement of financial position, results of operations and cash flows. See Note 3 for further discussion on our allowance for bad debts.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. Our adoption on January 1, 2020 did not have a material impact on our consolidated statement of financial position, results of operations and cash flows.
In November 2019, the FASB issued ASU 2019-08, "Improvements - Share-based Consideration Payable to a Customer", which clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense is recorded as a reduction in the transaction price on the basis of the grant-date fair value. The grant-date fair value is calculated using the provisions defined under Accounting Standards Codification "Stock Compensation". The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

established prior to the adoption date. This guidance impacts the measurement date of our performance-based common stock warrants. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020. We adopted this guidance using the modified retrospective method. Our adoption did not result in a cumulative adjustment in our statement of financial position. See Note 15 for further discussion on the performance-based common stock warrants.
Recent Accounting Updates Not Yet Effective
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes", which among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated statement of financial position, results of operations and cash flows.
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2020	December 31, 2019
United States	$10,421	$16,751
People's Republic of China ("PRC")	14,105	13,700
Asia (excluding the PRC)	11,052	21,691
Europe	12,810	9,081
South America	10,539	13,079
Total cash and cash equivalents	$58,927	$74,302

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details
The pattern of revenue recognition was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Goods and services transferred at a point in time	$117,058	$136,338
Goods and services transferred over time	34,720	47,825
Net sales	$151,778	$184,163

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
United States	$74,381	$98,936
Asia (excluding PRC)	27,825	24,076
Europe	20,502	23,299
People's Republic of China	17,517	22,308
Latin America	4,640	7,787
Other	6,913	7,757
Total net sales	$151,778	$184,163
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2020				2019
	$ (thousands)		% of Net Sales		$ (thousands)	% of Net Sales
Comcast Corporation	$32,935		21.7%		$29,246	15.9%
DISH Network Corporation	—	(1)	—	(1)	$19,678	10.7%
(1) Sales associated with this customer did not total more than 10% of our net sales for the indicated period.
Accounts Receivable, Net
Accounts receivable, net were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Trade receivables, gross	$129,316	$130,888
Allowance for bad debts	(1,681)	(1,492)
Allowance for sales returns	(495)	(623)
Net trade receivables	127,140	128,773
Other	9,954	10,425
Accounts receivable, net	$137,094	$139,198
Allowance for Bad Debts
Changes in the allowance for bad debts were as follows:

(In thousands)	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$1,492	$1,121
Additions to costs and expenses	237	3
(Write-offs)/Foreign exchange effects	(48)	(4)
Balance at end of period	$1,681	$1,120

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	March 31, 2020				December 31, 2019
	$ (thousands)		% of Accounts Receivable, Net		$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$28,423		20.7%		—	(1)	—	(1)
DISH Network Corporation	—	(1)	—	(1)	$14,677		10.5%

(1)	Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.
Note 4 — Inventories and Significant Suppliers
Inventories were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$59,409	$56,352
Components	18,925	24,599
Work in process	5,240	1,526
Finished goods	58,669	62,658
Inventories	$142,243	$145,135

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended March 31,
	2020		2019
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)		% of Total Inventory Purchases
Qorvo International Pte Ltd.	$11,177	14.0%	—	(1)	—	(1)

(1)	Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
The supplier that totaled more than 10% of our accounts payable, was as follows:

	March 31, 2020		December 31, 2019
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Zhejiang Zhen You Electronics Co. Ltd.	$9,330	10.4%	$11,394	11.1%

Note 5 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At March 31, 2020, our operating leases had remaining lease terms of up to 41 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$18,359	$19,826
Liabilities:
Other accrued liabilities	$5,030	$4,903
Long-term operating lease obligations	14,069	15,639
Total lease liabilities	$19,099	$20,542
Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended March 31,
	2020	2019
Cost of sales	$390	$592
Selling, general and administrative expenses	998	1,384
Total operating lease expense	$1,388	$1,976
Operating cash outflows from operating leases	$1,525	$1,767
Operating lease right-of-use assets obtained in exchange for lease obligations	$186	$1,524

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

March 31, 2020
Weighted average lease liability term (in years)	4.10
Weighted average discount rate	4.51%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at March 31, 2020. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	March 31, 2020
2020 (remaining 9 months)	$4,419
2021	6,256
2022	5,250
2023	2,399
2024	1,343
Thereafter	2,040
Total lease payments	21,707
Less: imputed interest	(2,608)
Total lease liabilities	$19,099
At March 31, 2020, we had one operating lease with a five-year term that had not yet commenced. The total initial lease liability of approximately $1.6 million is not reflected within the above maturity schedule.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Note 6 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2019	$48,447
Foreign exchange effects	(31)
Balance at March 31, 2020	$48,416

Intangible Assets, Net
The components of intangible assets, net were as follows:

	March 31, 2020			December 31, 2019
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$316	$(213)	$103	$322	$(210)	$112
Patents	17,625	(6,705)	10,920	16,587	(6,491)	10,096
Trademarks and trade names	2,786	(2,282)	504	2,785	(2,205)	580
Developed and core technology	12,480	(10,515)	1,965	12,480	(10,016)	2,464
Capitalized software development costs	33	—	33	—	—	—
Customer relationships	32,534	(26,775)	5,759	32,534	(25,956)	6,578
Total intangible assets, net	$65,774	$(46,490)	$19,284	$64,708	$(44,878)	$19,830

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.6 million and $7.4 million at March 31, 2020 and December 31, 2019, respectively.
Amortization expense, which was recognized in selling, general and administrative expenses, was $1.8 million and $1.8 million during the three months ended March 31, 2020 and 2019, respectively.

Estimated future annual amortization expense related to our intangible assets at March 31, 2020, was as follows:

(In thousands)
2020 (remaining 9 months)	$4,333
2021	2,573
2022	2,575
2023	2,396
2024	1,817
Thereafter	5,590
Total	$19,284

Note 7 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2021. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at March 31, 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at March 31, 2020 was 2.20%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At March 31, 2020, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At March 31, 2020, we had $78.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.7 million and $1.3 million during the three months ended March 31, 2020 and 2019, respectively.
Note 8 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded income tax expense of $1.2 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. The income tax expense for the three months ended March 31, 2020 increased primarily due to the mix of pre-tax income among jurisdictions, including tax expense not recognized for federal and state as a result of utilized tax attributes that have a full valuation allowance and tax windfalls related to stock-based compensation.

At December 31, 2019, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2019, we had a three-year cumulative operating loss for our U.S. operations and accordingly, have provided a full valuation allowance on our U.S. and state deferred tax assets. During the three months ended March 31, 2020, there has been no change to our valuation allowance position.
At March 31, 2020, we had gross unrecognized tax benefits of $4.3 million, including interest and penalties, of which approximately $4.3 million of this amount, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million as of March 31, 2020 and $0.2 million at December 31, 2019 are included in the unrecognized tax benefits.
On March 18, 2020 and March 22, 2020, the Families First Coronavirus Response ("FFCR") Act and the Coronavirus Aid, Relief and Economic Security ("CARES") Act, respectively, were enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We are currently evaluating the impact of this legislation on our consolidated financial position, results of operations, and cash flows. Future regulatory guidance under the FFCR and CARES Acts (as well as under the Tax Cuts and Jobs Act) remains forthcoming and such guidance may ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which may impact us.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. The company is currently evaluating this law and any related impact to its financial position and results of operations.
Note 9 — Accrued Compensation
The components of accrued compensation were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Accrued social insurance (1)	$16,479	$16,588
Accrued salary/wages	7,181	7,465
Accrued vacation/holiday	2,936	2,766
Accrued bonus	3,200	13,965
Accrued commission	271	1,283
Other accrued compensation	1,770	1,601
Total accrued compensation	$31,837	$43,668

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2020 and December 31, 2019.

Note 10 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Contract liabilities	$1,694	$1,840
Duties	3,585	3,731
Freight and handling fees	3,251	3,769
Operating lease obligations	5,030	4,903
Product warranty claim costs	1,498	1,514
Professional fees	3,232	2,833
Sales taxes and VAT	2,829	3,926
Short-term contingent consideration	3,300	5,428
Other	6,662	7,501
Total other accrued liabilities	$31,081	$35,445

Note 11 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claim costs were as follows:

(In thousands)	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$1,514	$276
Accruals for warranties issued during the period	—	—
Settlements (in cash or in kind) during the period/Foreign exchange effects	(16)	—
Balance at end of period	$1,498	$276

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Litigation
Ruwido Matters
Belgium Lawsuits
On or about June 10, 2015, FM Marketing GmbH ("FMH") and Ruwido Austria GmbH ("Ruwido") filed a Summons in Summary Proceedings in Belgium court against one of our subsidiaries, Universal Electronics BV ("UEBV"), and one of its customers, Telenet N.V. ("Telenet"), claiming that one of the products UEBV supplied to Telenet violates two design patents and one utility patent owned by FMH and/or Ruwido. By this summons, FMH and Ruwido sought to enjoin Telenet and UEBV from continued distribution and use of the product at issue. After the September 29, 2015 hearing, the court issued its ruling in our and Telenet’s favor, rejecting FMH and Ruwido’s request entirely. On October 22, 2015, Ruwido filed its notice of appeal to this ruling. On September 16, 2019, the appellate court ruled in our favor concluding that our original product did not infringe Ruwido's design rights. Ruwido subsequently filed an appeal of this decision with the Belgium Supreme Court. All parties have submitted their briefs with the Supreme Court and we are waiting for the Supreme Court to set an oral hearing date which we expect to be in late 2021.
In addition, Ruwido appealed the lower court's ruling against it with respect to its claims of infringement and unfair competition. Briefing on this appeal is expected to be completed by June 3, 2020, after which the appellate court will set an oral hearing which we expect to be sometime in 2021.
Subsequent to the Court's ruling in September 2017 that our second product could not be added to the first case on the merits, Ruwido filed a separate case on the merits with respect to this second product, claiming that it too infringes the same patent at issue in the first suit. We have denied these claims. The Court has postponed oral hearing on the merits with respect to this matter to March 2, 2021.
European Patent Opposition
In September 2015, UEBV filed an Opposition with the EPO seeking to invalidate the one utility patent asserted against UEBV and Telenet by Ruwido. The hearing on this opposition was held in July 2017. During this hearing the panel requested additional information. We submitted this additional information and the EPO held a second hearing on January 29 and 30, 2019 and revoked Ruwido's patent as originally filed. The EPO, however, maintained the patent in an amended form with a much narrower claim. On August 23, 2019, the EPO issued its written opinion. Both UEBV and Ruwido have appealed the EPO's decision and briefing is due by May 13, 2020. Thereafter, we expect the EPO to set a date for an additional hearing, after which the EPO will render its decision.
The Netherlands Lawsuit
In September 2017, FMH and Ruwido filed a lawsuit on the merits in the Court of the Hague against UEBV and Telenet, in which they are also claiming that the products UEBV supplied to Telenet violates the same patents as claimed in the Belgium actions. In early 2019, oral hearings took place during which the Court ordered the parties to submit statements relating to the consequences of the EPO decision to the Dutch proceedings. Ruwido has recently submitted its statement and we have until May 13, 2020 to submit our response.

Roku Matters
2018 Lawsuit
On September 5, 2018, we filed a lawsuit against Roku, Inc. (“Roku”) in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board with respect to Roku’s Inter Party Review requests (see discussion below).
Inter Party Reviews
In September and October, 2019, Roku filed Inter Party Review (“IPR”) requests with the Patent Trial and Appeals Board (the “PTAB”) on the nine patents at issue in the 2018 Lawsuit. Presently, the PTAB denied Roku’s request with respect to three of the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

nine patents and granted Roku’s request with respect to four of the nine patents. We expect the PTAB’s decision on the remaining two IPR requests by May 14, 2020. As for those IPRs for which the PTAB granted Roku’s request for review, we will vigorously defend our patents.
International Trade Commission Investigation of Roku, TCL, Hisense and Funai
On April 16, 2020, we filed a complaint with the International Trade Commisssion (the “ITC”) against Roku, TCL Electronics Holding Limited and related entities (collectively, “TCL”), Hisense Co., Ltd. and related entities (collectively, “Hisense”), and Funai Electric Company, Ltd. and related entities (collectively, “Funai”) claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We are asking the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. We expect the ITC to accept our complaint by the end of May 2020 and commence its investigation.
Federal District Court Actions against each of Roku, TCL, Hisense, and Funai related to the ITC Matter
On April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that each of the parties is willfully infringing eight of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars. Each of the parties have accepted service and have not yet answered our complaint.

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
Note 12 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On March 10, 2020, our Board of Directors replaced the repurchase plan approved in 2018 with a new repurchase plan authorizing the repurchase of up to 300,000 of our common stock ("2020 Plan"). As of March 31, 2020, we had 175,127 shares of common stock authorized for repurchase remaining under the 2020 Plan. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. While we have suspended repurchasing under our 2020 Plan due in part to the uncertainties surrounding the COVID-19 pandemic, management may resume such repurchasing when market and business conditions warrant.

Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Shares repurchased	169	43
Cost of shares repurchased	$6,291	$1,215
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Note 13 — Long-lived Tangible Assets
Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	March 31, 2020	December 31, 2019
United States	$19,199	$19,938
People's Republic of China	63,160	67,625
Mexico	15,078	16,644
All other countries	6,226	6,351
Total long-lived tangible assets	$103,663	$110,558
Note 14 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cost of sales	$74	$28
Research and development expenses	236	220
Selling, general and administrative expenses:
Employees	1,583	1,424
Outside directors	410	246
Total employee and director stock-based compensation expense	$2,303	$1,918

Income tax benefit	$506	$399

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2019	745	$41.73
Granted	109	46.17
Exercised	—	—		$—
Forfeited/canceled/expired	—	—
Outstanding at March 31, 2020 (1)	854	$42.29	4.13	$4,070
Vested and expected to vest at March 31, 2020 (1)	854	$42.29	4.13	$4,070
Exercisable at March 31, 2020 (1)	592	$43.66	3.10	$2,933

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2020. This amount will change based on the fair market value of our stock.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2020	2019
Weighted average fair value of grants	$17.70	$10.28
Risk-free interest rate	1.44%	2.49%
Expected volatility	43.95%	41.64%
Expected life in years	4.59	4.54
As of March 31, 2020, we expect to recognize $3.6 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.3 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	310	$34.99
Granted	198	35.11
Vested	(124)	38.17
Forfeited	(1)	36.06
Non-vested at March 31, 2020	383	$34.02
As of March 31, 2020, we expect to recognize $12.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.3 years.
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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess will count toward aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. At March 31, 2020, 275,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 225,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $340 million in goods and services from us during the period January 1, 2020 through December 31, 2021.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
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
Because the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, for the first two-year successive periods, the measurement date for the warrants was the date on which the warrants vested. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants.
The FASB issued guidance in November 2019, which clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense is recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. Through March 31, 2020, none of the warrants had vested for the two-year period beginning January 1, 2020.
The assumptions we utilized in the Black-Scholes option pricing model and the resulting grant-date fair value of the warrants as of January 1, 2020 were the following:

Fair value	$17.19
Price of Universal Electronics Inc. common stock	$52.21
Risk-free interest rate	1.62%
Expected volatility	48.86%
Expected life in years	3.00
Prior to the adoption of the new guidance on January 1, 2020, we adjusted the estimated weighted average fair value of the warrants each period. The assumptions we utilized in the Black Scholes option pricing model and the resulting weighted average fair value of the warrants for the three months ended March 31, 2019 were the following:

Fair value	$9.00
Price of Universal Electronics Inc. common stock	$37.46
Risk-free interest rate	2.22%
Expected volatility	44.45%
Expected life in years	3.75

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Reduction to net sales	$184	$434
Income tax benefit	$46	$108
We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate estimated fair value of the warrants is recognized as a reduction to revenue over the related two-year vesting period. At March 31, 2020, the aggregate unrecognized estimated fair value of warrants we estimate will vest was $1.1 million.
Note 16 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net gain (loss) on foreign currency exchange contracts (1)	$252	$(271)
Net gain (loss) on foreign currency exchange transactions	(548)	(132)
Other income	(52)	(63)
Other (expense), net	$(348)	$(466)

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 17 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2020	2019
BASIC
Net income (loss)	$5,846	$(1,005)
Weighted-average common shares outstanding	13,960	13,827
Basic earnings (loss) per share	$0.42	$(0.07)

DILUTED
Net income (loss)	$5,846	$(1,005)
Weighted-average common shares outstanding for basic	13,960	13,827
Dilutive effect of stock options, restricted stock and common stock warrants	251	—
Weighted-average common shares outstanding on a diluted basis	14,211	13,827
Diluted earnings (loss) per share	$0.41	$(0.07)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2020	2019
Stock options	402	543
Restricted stock awards	51	227
Performance-based warrants	275	175

Note 18 — Derivatives
The following table sets forth the total net fair value of derivatives:

	March 31, 2020				December 31, 2019
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(187)	$—	$(187)	$—	$(172)	$—	$(172)
We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.3 million and a net pre-tax loss of $0.3 million for the three months ended March 31, 2020 and 2019, respectively (see Note 16).
Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2020	USD/Chinese Yuan Renminbi	USD	$30.0	7.0555	$(146)	April 24, 2020
March 31, 2020	USD/Euro	USD	$35.0	1.1017	$(41)	April 24, 2020
December 31, 2019	USD/Chinese Yuan Renminbi	USD	$35.0	6.9867	$100	January 23, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.5	4.0560	$(6)	January 24, 2020
December 31, 2019	USD/Euro	USD	$28.0	1.1133	$(253)	January 24, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.7	4.0870	$(13)	January 24, 2020

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
Overview
We design, develop, manufacture and ship control and sensor technology solutions and a broad line of pre-programmed and universal control products, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the consumer electronics, subscription broadcast, home entertainment, automation, security, hospitality and climate control markets. Our offerings include:

•
easy-to-use, pre-programmed universal infrared ("IR") and radio frequency ("RF") remote controls that are sold primarily to subscription broadcast providers (cable, satellite and Internet Protocol television ("IPTV") and Over the Top services), original equipment manufacturers ("OEMs"), retailers, and private label customers;

•	integrated circuits, on which our software and universal device control database is embedded, sold primarily to OEMs, subscription broadcast providers, and private label customers;

•
software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, audio systems, smartphones, tablets, game controllers and other consumer electronic devices to wirelessly connect and interact with home networks and interactive services to control and deliver digital entertainment and information;

•	intellectual property which we license primarily to OEMs, software development companies, private label customers, and subscription broadcast providers;

•	proprietary and standards-based RF sensors designed for residential security, safety and automation applications;

•	wall-mount and handheld thermostat controllers and connected accessories for intelligent energy management systems, primarily to OEM customers as well as hospitality system integrators; and

•	AV accessories sold, directly and indirectly, to consumers.
Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes nearly 11,000 brands comprising over 860,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee, and Home Network or Cloud Control.
This device knowledge graph is backed by our unique device fingerprinting technology which includes over 2.4 million unique device fingerprints across both AV and smart home devices.
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
To recap our results for the three months ended March 31, 2020:

•	Net sales decreased 17.6% to $151.8 million for the three months ended March 31, 2020 from $184.2 million for the three months ended March 31, 2019.

•	Our gross margin percentage increased to 28.3% for the three months ended March 31, 2020 from 21.7% for the three months ended March 31, 2019.

•	Operating expenses, as a percent of net sales, increased to 23.0% for the three months ended March 31, 2020 from 20.8% for the three months ended March 31, 2019.

•
Our operating income increased to $8.0 million for the three months ended March 31, 2020 from $1.7 million for the three months ended March 31, 2019. Our operating income percentage increased to 5.3% for the three months ended March 31, 2020 from 0.9% for the three months ended March 31, 2019.

•	Income tax expense increased from $1.2 million for the three months ended March 31, 2020 from $1.0 million for the three months ended March 31, 2019.
Our strategic business objectives for 2020 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcast markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
COVID-19 Impact
The COVID-19 pandemic has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As COVID-19 has spread to other jurisdictions and been declared a global pandemic, the full extent of this outbreak, the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. In response, we have created a COVID-19 taskforce, which includes a cross-functional group of senior level executives, to manage and respond to the everchanging health and safety requirements across the globe and communicate our response to the pandemic to our global factory and office leaders.
Local government mandates required us to keep our China factories closed for a period of approximately two weeks beyond the end of the Chinese Lunar New Year. As a part of our response to this pandemic, our COVID-19 taskforce has developed and we have implemented additional safety measures for all factory employees across the globe including temperature scans upon entry, hand sanitizer stations located throughout the facilities, mandatory mask wearing, social distancing measures in gathering places and restricting all visitor access. Our Mexico factory has been inspected by government health inspectors for compliance with local COVID-19 safety measures on two separate occasions with no findings. All factories are up to or near labor capacity as of the issuance of this report.
We have also taken measures to safeguard the health and well-being of our employees in our office locations throughout the world including implementing work from home arrangements and have implemented a moratorium on all travel, except where essential and approved in advance. We are preparing our office locations for the return of our office workers and will implement enhanced safety measures upon their reopening including more frequent office sanitation, temperature scans upon arrival, mandatory mask wearing, additional hand sanitizer locations, social distancing measures throughout locations and restricted visitor access. The reopening of our offices will follow suggested guidelines by the Centers for Disease Control and Prevention, the World Health Organization, and local governmental orders and recommendations. The continued safety and welfare of our employees will remain at the forefront of all decision-making.
We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe, including ours. We expect our sales demand to be negatively impacted for the second quarter and possibly the remainder of 2020 given the global reach and economic impact of the virus and the various quarantine and social distancing measures put in place to contain the spread of the virus. We have also seen some disruptions in our supply chain which, if continued, may cause us difficulty in fulfilling customer orders. A closure of one of our factories would, in the short run, impact our ability to meet customer demand and would negatively impact our results.
We will continue to actively monitor the situation and may take further actions altering our business operations as necessary or as required by federal, state, or local authorities. The potential effects of any such alterations or modifications may have a material adverse impact on our business for the remainder of 2020 or future periods.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for bad debts, inventory valuation, our review for impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	71.7	78.3
Gross profit	28.3	21.7
Research and development expenses	5.2	3.7
Selling, general and administrative expenses	17.8	17.1
Operating income (loss)	5.3	0.9
Interest income (expense), net	(0.4)	(0.7)
Other income (expense), net	(0.2)	(0.2)
Income (loss) before provision for income taxes	4.7	—
Provision for income taxes	0.8	0.5
Net income (loss)	3.9%	(0.5)%
Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
Net sales. Net sales for the three months ended March 31, 2020 were $151.8 million, a decrease of 17.6% compared to $184.2 million for the three months ended March 31, 2019. The decrease in net sales occurred primarily with our subscription broadcast and security customers. Supply, production and demand disruptions caused by the COVID-19 pandemic impacted our net sales in the current period. Our China-based manufacturing facilities were delayed in re-opening after the Lunar New Year holiday, certain of our key suppliers were ordered to close by local authorities, and certain customers reduced order quantities. We expect the COVID-19 pandemic to negatively impact our net sales in the second quarter and possibly the remainder of 2020.
Gross profit. Gross profit for the three months ended March 31, 2020 was $42.9 million compared to $39.9 million for the three months ended March 31, 2019. Gross profit as a percent of sales increased to 28.3% for the three months ended March 31, 2020 from 21.7% for the three months ended March 31, 2019. Gross profit as a percent of sales was favorably impacted by a reduction in U.S. tariff expense, an increase in royalty revenue as certain consumer electronic companies are embedding our technology in their devices, and foreign currency as the U.S. Dollar strengthened by approximately 350 basis points versus the Chinese Yuan Renminbi. Our manufacturing costs were negatively impacted by the COVID-19 pandemic in the period, as our China-based manufacturing facilities were delayed in re-opening after the Lunar New Year holiday resulting in excess manufacturing costs. The potential impact of the COVID-19 pandemic on our gross profit as a percentage of net sales in future periods is unknown to us at this time; however, the closure of any of our factories would result in excess manufacturing costs, additional tariffs if we were to import goods from China into North America and additional expenses to meet the demand of our customers.
Research and development ("R&D") expenses. R&D expenses increased 16.3% to $7.9 million for the three months ended March 31, 2020 from $6.8 million for the three months ended March 31, 2019 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $27.0 million for the three months ended March 31, 2020 from $31.4 million for the three months ended March 31, 2019, primarily due to a decrease in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"), as well as a decrease in freight costs. Our SG&A expenses were not materially impacted by the COVID-19 pandemic in the current period. We expect a reduction in certain discretionary expenses for the remainder of 2020 as a result of the COVID-19 pandemic.
Interest income (expense), net. Net interest expense decreased to $0.6 million for the three months ended March 31, 2020 from $1.2 million for the three months ended March 31, 2019 as a result of a lower average quarterly loan balance and a lower interest rate.
Other income (expense), net. Net other expense was $0.3 million for the three months ended March 31, 2020 compared to $0.5 million for the three months ended March 31, 2019. This change was driven primarily by a reduction in foreign currency losses associated with fluctuations in the Euro exchange rates versus the U.S. Dollar in the prior period.
Provision for income taxes. Income tax expense was $1.2 million for the three months ended March 31, 2020, representing an effective tax rate of 17.3%. Income tax expense was $1.0 million for the three months ended March 31, 2019 due to the remeasurement of certain deferred tax assets partially offset by a tax refund received. These items were a result of tax incentives at one of our Chinese factories.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Three Months Ended March 31, 2020	Increase (Decrease)	Three Months Ended March 31, 2019
Cash provided by (used for) operating activities	$(8,347)	$(3,800)	$(4,547)
Cash provided by (used for) investing activities	(3,756)	(303)	(3,453)
Cash provided by (used for) financing activities	618	1,084	(466)
Effect of exchange rate changes on cash and cash equivalents	(3,890)	(4,044)	154
Net increase (decrease) in cash and cash equivalents	$(15,375)	$(7,063)	$(8,312)

	March 31, 2020	Increase (Decrease)	December 31, 2019
Cash and cash equivalents	$58,927	$(15,375)	$74,302
Working capital	110,006	(2,290)	112,296
Net cash used by operating activities was $8.3 million during the three months ended March 31, 2020 compared to $4.5 million during the three months ended March 31, 2019. Net income was $5.8 million for the three months ended March 31, 2020 compared to a net loss of $1.0 million for the three months ended March 31, 2019. Accounts payable and accrued liabilities produced net cash outflows of $29.0 million during the three months ended March 31, 2020 compared to cash inflows of $3.0 million during the three months ended March 31, 2019, largely as a result of timing of payments for accounts payable, accrued compensation and contingent consideration. Accounts receivable and contract assets produced cash inflows of $2.1 million during the three months ended March 31, 2020 as sales decreased from the prior quarter compared to cash outflows of $14.1 million during the three months ended March 31, 2019 as sales increased from the prior quarter. Days sales outstanding decreased to 75 days at March 31, 2020 from 78 days at March 31, 2019. Inventory turns were 3.2 turns at March 31, 2020 compared to 3.4 turns at March 31, 2019.
Net cash used for investing activities during the three months ended March 31, 2020 was $3.8 million, of which $2.0 million was utilized for capital expenditures. Net cash used for investing activities during the three months ended March 31, 2019 was $3.5 million of which $2.8 million was utilized for capital expenditures.

Net cash provided by financing activities was $0.6 million during the three months ended March 31, 2020 compared to net cash used for financing activities of $0.5 million during the three months ended March 31, 2019. The increase in cash provided by financing activities was driven primarily by borrowing and repayment activity on our line of credit. During the three months ended March 31, 2020 we had net borrowings of $10.0 million compared to $5.0 million during the three months ended March 31, 2019. This was offset by increased treasury share repurchases in the current period.
During the three months ended March 31, 2020, we repurchased 169,167 shares of our common stock at a cost of $6.3 million compared to our repurchase of 42,746 shares at a cost of $1.2 million during the three months ended March 31, 2019. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, while we have suspended repurchasing under our 2020 Plan due in part to the uncertainties surrounding the COVID-19 pandemic, management may resume such repurchasing when market and business conditions warrant. See Note 12 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$24,144	$6,783	$11,456	$4,027	$1,878
Purchase obligations (1)	2,855	2,855	—	—	—
Contingent consideration (2)	3,470	3,275	195	—	—
Total contractual obligations	$30,469	$12,913	$11,651	$4,027	$1,878

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS Control Systems, Inc. ("RCS").
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$58,927	$74,302
Available borrowing resources	44,300	54,300
Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to state income and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws. We have provided for the state income tax and the foreign withholding tax liabilities on these amounts for financial statement purposes.
On March 31, 2020, we had $10.4 million, $14.1 million, $11.1 million, $12.8 million and $10.5 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2019, we had $16.8 million, $13.7 million, $21.7 million, $9.1 million, and $13.0 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2021. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at March 31, 2020.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at March 31, 2020 was 2.20%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of March 31, 2020, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At March 31, 2020, we had an outstanding balance of $78.0 million on our Credit Line and $44.3 million of availability.
Off-Balance Sheet Arrangements
We do not participate in any material off-balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements
We caution that the following important factors, among others (including but not limited to factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2019 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position and liquidity; the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their decision to purchase their products from an alternative or second source supplier, their efforts to refocus their operations to broadband and OTT versus traditional linear video, their failure to grow as we anticipated, their internal inventory control measures, including to mitigate effects due to increases in tariffs, or their loss of market share; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the effects of doing business internationally, including the effects that changes in laws, regulations and policies may have on our business including the impact of new or additional tariffs and surcharges; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly those jurisdictions where we are moving our operations; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts including moving our operations and manufacturing facilities to lower cost jurisdictions; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; our inability to successfully, timely and profitably restructure and/or relocate our manufacturing facilities and activities; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the company's shares have on the company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.6 million annual impact on net income based on our outstanding line of credit balance at March 31, 2020.
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
Foreign Currency Exchange Rate Risk
At March 31, 2020, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Mexican Peso, British Pound, Euro, Argentinian Peso, Brazilian Real, Indian Rupee, Japanese Yen and Philippine Peso. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Euro, Indian Rupee, Japanese Yen and Philippine Peso and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
It is difficult to estimate the impact of fluctuations on income, as it depends on the opening and closing rates, the average net balance sheet positions held in a foreign currency and the amount of income generated in local currency. We routinely forecast what these balance sheet positions and income generated in local currency may be and we take steps to minimize exposure as we deem appropriate. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge. We do not enter into any derivative transactions for speculative purposes.

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2020, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Mexican Peso, British Pound, Euro, Argentinian Peso, Brazilian Real, Indian Rupee, Japanese Yen and Philippine Peso relative to the U.S. Dollar fluctuate 10% from March 31, 2020, net income in the second quarter of 2020 would fluctuate by approximately $8.5 million.
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
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in "Notes to Consolidated Financial Statements - Note 11" is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2019 Annual Report on Form 10-K incorporated herein by reference, as well as the risk factors set forth below. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
The COVID-19 pandemic has adversely affected and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets and has authored an economic slowdown. The COVID-19 pandemic and its associated economic uncertainty negatively impacted our sales volumes in the first quarter of 2020 in most geographies and across a variety of customers. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The measures we have taken to follow the COVID-19 guidelines from the CDC and the various local governments where our facilities and operations are located concerning the health and safety of our personnel, have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
We further expect that the ultimate significance of the impact of COVID-19 on our business will vary but will generally depend on the extent of measures taken affecting day-to-day life and the length of time that such measures remain in place to respond to COVID-19. At this point, it is impossible to predict such extent and duration and the degree to which supply and demand for our products and services will be affected. This uncertainty makes it challenging for management to estimate with precision the future performance of our business.
Among the potential effects of COVID-19 and other similar outbreaks on the company include, but are not limited to, the following:

•
Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, volatility in the financial markets could increase the cost of capital and/or limit its availability.

•	Economic uncertainty as a result of COVID-19 is expected to make it difficult for us and our customers and suppliers to accurately forecast and plan future business activities.

•
The potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, write-downs or write-offs could negatively affect our operating results and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
As a result of governmental orders, we could experience disruptions in our manufacturing operations and in our supply chain in connection with the sourcing of materials from geographic areas that continue to be impacted by COVID-19 and by efforts to contain its spread.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the three months ended March 31, 2020, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 - January 31, 2020	1,658	$51.62	—	300,000
February 1, 2020 - February 29, 2020	41,334	46.26	—	300,000
March 1, 2020 - March 31, 2020	126,175	34.02	124,873	175,127
Total	169,167	$37.19	124,873	175,127

(1)
Of the repurchases in January, February and March, 1,658, 41,334 and 1,302 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
On March 10, 2020, our Board of Directors replaced the repurchase plan approved in 2018 with a new repurchase plan authorizing the repurchase of up to 300,000 of our common stock ("2020 Plan"). As of March 31, 2020, we had 175,127 shares of common stock authorized for repurchase remaining under the 2020 Plan. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. While we have suspended repurchasing under our 2020 Plan due in part to the uncertainties surrounding the COVID-19 pandemic, management may resume such repurchasing when market and business conditions warrant.

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

Dated:	May 8, 2020	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)