Form 10-Q
period 2020-06-30
UNIVERSAL ELECTRONICS INC
filed 2020-08-07
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254-2494
(Address of principal executive offices and zip code)
(480) 530-3000
(Registrant's telephone number, including area code)
_______________________________________

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,931,552 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 4, 2020.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$58,832	$74,302
Accounts receivable, net	143,893	139,198
Contract assets	6,493	12,579
Inventories	134,650	145,135
Prepaid expenses and other current assets	5,339	6,733
Income tax receivable	1,743	805
Total current assets	350,950	378,752
Property, plant and equipment, net	83,438	90,732
Goodwill	48,451	48,447
Intangible assets, net	19,187	19,830
Operating lease right-of-use assets	17,854	19,826
Deferred income taxes	4,082	4,409
Other assets	2,458	2,163
Total assets	$526,420	$564,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,701	$102,588
Line of credit	73,000	68,000
Accrued compensation	19,640	43,668
Accrued sales discounts, rebates and royalties	9,366	9,766
Accrued income taxes	8,425	6,989
Other accrued liabilities	31,117	35,445
Total current liabilities	222,249	266,456
Long-term liabilities:
Operating lease obligations	13,121	15,639
Contingent consideration	234	4,349
Deferred income taxes	2,871	1,703
Income tax payable	1,368	1,600
Other long-term liabilities	445	13
Total liabilities	240,288	289,760
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,268,744 and 24,118,088 shares issued on June 30, 2020 and December 31, 2019, respectively	243	241
Paid-in capital	294,007	288,338
Treasury stock, at cost, 10,346,473 and 10,174,199 shares on June 30, 2020 and December 31, 2019, respectively	(284,222)	(277,817)
Accumulated other comprehensive income (loss)	(30,560)	(22,781)
Retained earnings	306,664	286,418
Total stockholders' equity	286,132	274,399
Total liabilities and stockholders' equity	$526,420	$564,159

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$153,133	$193,896	$304,911	$378,059
Cost of sales	115,058	159,903	223,895	304,192
Gross profit	38,075	33,993	81,016	73,867
Research and development expenses	7,385	7,163	15,283	13,954
Selling, general and administrative expenses	24,230	30,756	51,227	62,176
Operating income (loss)	6,460	(3,926)	14,506	(2,263)
Interest income (expense), net	(372)	(1,098)	(1,004)	(2,304)
Accrued social insurance adjustment	9,464	—	9,464	—
Other income (expense), net	731	188	383	(278)
Income (loss) before provision for income taxes	16,283	(4,836)	23,349	(4,845)
Provision for income taxes	1,883	225	3,103	1,221
Net income (loss)	$14,400	$(5,061)	$20,246	$(6,066)

Earnings (loss) per share:
Basic	$1.03	$(0.37)	$1.45	$(0.44)
Diluted	$1.02	$(0.37)	$1.43	$(0.44)
Shares used in computing earnings (loss) per share:
Basic	13,915	13,863	13,938	13,845
Diluted	14,151	13,863	14,181	13,845
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$14,400	$(5,061)	$20,246	$(6,066)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(770)	(1,833)	(7,779)	(100)
Comprehensive income (loss)	$13,630	$(6,894)	$12,467	$(6,166)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and six months ended June 30, 2020:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,118	$241	(10,174)	$(277,817)	$288,338	$(22,781)	$286,418	$274,399
Net income (loss)							5,846	5,846
Currency translation adjustment						(7,009)		(7,009)
Shares issued for employee benefit plan and compensation	129	1			526			527
Purchase of treasury shares			(169)	(6,291)				(6,291)
Shares issued to directors	9	1			(1)			—
Employee and director stock-based compensation					2,303			2,303
Performance-based common stock warrants					184			184
Balance at March 31, 2020	24,256	$243	(10,343)	$(284,108)	$291,350	$(29,790)	$292,264	$269,959
Net income (loss)							14,400	14,400
Currency translation adjustment						(770)		(770)
Shares issued for employee benefit plan and compensation	13	—			212			212
Purchase of treasury shares			(3)	(114)				(114)
Employee and director stock-based compensation					2,291			2,291
Performance-based common stock warrants					154			154
Balance at June 30, 2020	24,269	$243	(10,346)	$(284,222)	$294,007	$(30,560)	$306,664	$286,132
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

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash provided by (used for) operating activities:
Net income (loss)	$20,246	$(6,066)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	15,663	15,871
Provision for bad debts	240	5
Deferred income taxes	1,275	3,203
Shares issued for employee benefit plan	739	620
Employee and director stock-based compensation	4,594	4,191
Performance-based common stock warrants	338	670
Impairment of long-term assets	50	—
Accrued social insurance adjustment	(9,464)	—
Loss on sale of Ohio call center	712	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(848)	(8,108)
Inventories	9,571	(4,387)
Prepaid expenses and other assets	1,947	2,578
Accounts payable and accrued liabilities	(40,869)	16,822
Accrued income taxes	293	(5,166)
Net cash provided by (used for) operating activities	4,487	20,233
Cash provided by (used for) investing activities:
Acquisitions of property, plant and equipment	(6,210)	(10,093)
Acquisitions of intangible assets	(3,077)	(1,260)
Payment on sale of Ohio call center	(500)	—
Net cash provided by (used for) investing activities	(9,787)	(11,353)
Cash provided by (used for) financing activities:
Borrowings under line of credit	50,000	40,000
Repayments on line of credit	(45,000)	(46,500)
Treasury stock purchased	(6,405)	(1,404)
Contingent consideration payments in connection with business combinations	(3,091)	(4,251)
Net cash provided by (used for) financing activities	(4,496)	(12,155)
Effect of exchange rate changes on cash and cash equivalents	(5,674)	(367)
Net increase (decrease) in cash and cash equivalents	(15,470)	(3,642)
Cash and cash equivalents at beginning of period	74,302	53,207
Cash and cash equivalents at end of period	$58,832	$49,565

Supplemental cash flow information:
Income taxes paid	$2,215	$3,973
Interest paid	$1,069	$2,342
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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
Our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2019.
Estimates, Judgments and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition; allowance for bad debts; inventory valuation; our review for impairment of long-lived assets, intangible assets and goodwill; leases; business combinations; income taxes; stock-based compensation expense and performance-based common stock warrants.
The recent coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread have created uncertainties and disruptions in the economic and financial markets. While we are not currently aware of events or circumstances that would require an update to our estimates, judgments or adjustments to the carrying values of our assets or liabilities, these estimates may change as developments occur and we obtain additional information. These future developments are highly uncertain and the outcomes are unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.
See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of our significant accounting policies.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", which updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred loss impairment model with an expected loss impairment model. Accordingly, financial assets are presented at amortized costs net of an allowance for expected credit losses over the lifetime of the assets. We adopted this new guidance on January 1, 2020 using the modified retrospective method. The adoption did not require an implementation adjustment and did not materially impact our consolidated statement of financial position, results of operations and cash flows. See Note 3 for further discussion on our allowance for bad debts.
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
In November 2019, the FASB issued ASU 2019-08, "Improvements - Share-based Consideration Payable to a Customer", which clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense is recorded as a reduction in the transaction price on the basis of the grant-date fair value. The grant-date fair value is calculated using the provisions defined under Accounting Standards Codification "Stock Compensation". The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

established prior to the adoption date. This guidance impacts the measurement date of our performance-based common stock warrants. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020. We adopted this guidance using the modified retrospective method. Our adoption did not result in a cumulative adjustment in our consolidated statement of financial position. See Note 15 for further discussion on the performance-based common stock warrants.
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
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2020	December 31, 2019
United States	$8,608	$16,751
People's Republic of China ("PRC")	14,799	13,700
Asia (excluding the PRC)	9,808	21,691
Europe	15,185	9,081
South America	10,432	13,079
Total cash and cash equivalents	$58,832	$74,302

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details
The pattern of revenue recognition was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Goods and services transferred at a point in time	$121,187	$140,670	$238,245	$277,008
Goods and services transferred over time	31,946	53,226	66,666	101,051
Net sales	$153,133	$193,896	$304,911	$378,059

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
United States	$65,233	$106,547	$139,614	$205,483
Asia (excluding PRC)	30,295	25,468	58,120	49,544
Europe	26,004	22,823	46,506	46,122
People's Republic of China	20,511	20,453	38,028	42,761
Latin America	3,466	10,119	8,106	17,906
Other	7,624	8,486	14,537	16,243
Total net sales	$153,133	$193,896	$304,911	$378,059

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2020		2019
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$29,546	19.3%	31,393		16.2
Daikin Industries Ltd.	$16,457	10.7%	—	(1)	—	(1)

	Six Months Ended June 30,
	2020				2019
	$ (thousands)		% of Net Sales		$ (thousands)	% of Net Sales
Comcast Corporation	$62,481		20.5%		$60,639	16.0%
DISH Network Corporation	—	(1)	—	(1)	$38,851	10.3%

(1)	Net sales to this customer did not total more than 10% of our total net sales in the indicated period.
Accounts Receivable, Net
Accounts receivable, net were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Trade receivables, gross	$138,177	$130,888
Allowance for bad debts	(1,697)	(1,492)
Allowance for sales returns	(547)	(623)
Net trade receivables	135,933	128,773
Other	7,960	10,425
Accounts receivable, net	$143,893	$139,198

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Allowance for Bad Debts
Changes in the allowance for bad debts were as follows:

(In thousands)	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$1,492	$1,121
Additions to costs and expenses	240	5
(Write-offs)/Foreign exchange effects	(35)	(4)
Balance at end of period	$1,697	$1,122

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	June 30, 2020				December 31, 2019
	$ (thousands)		% of Accounts Receivable, Net		$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$25,782		17.9%		—	(1)	—	(1)
DISH Network Corporation	—	(1)	—	(1)	$14,677		10.5%

(1)	Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.
Note 4 — Inventories and Significant Suppliers
Inventories were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$48,523	$56,352
Components	21,799	24,599
Work in process	3,570	1,526
Finished goods	60,758	62,658
Inventories	$134,650	$145,135

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended June 30,
	2020		2019
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)		% of Total Inventory Purchases
Qorvo International Pte Ltd.	$10,030	13.1%	—	(1)	—	(1)

	Six Months Ended June 30,
	2020		2019
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)		% of Total Inventory Purchases
Qorvo International Pte Ltd.	$21,207	13.6%	—	(1)	—	(1)

(1)	Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
The supplier that totaled more than 10% of our accounts payable, was as follows:

	June 30, 2020		December 31, 2019
	$ (thousands)	% of Accounts Payable	$ (thousands)	% of Accounts Payable
Zhejiang Zhen You Electronics Co. Ltd.	$8,176	10.1%	$11,394	11.1%

Note 5 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At June 30, 2020, our operating leases had remaining lease terms of up to 40 years.
Lease balances within our consolidated balance sheet were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$17,854	$19,826
Liabilities:
Other accrued liabilities	$5,288	$4,903
Long-term operating lease obligations	13,121	15,639
Total lease liabilities	$18,409	$20,542

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$382	$612	$772	$1,204
Selling, general and administrative expenses	1,020	1,156	2,018	2,288
Total operating lease expense	$1,402	$1,768	$2,790	$3,492
Operating cash outflows from operating leases	$1,543	$1,579	$3,068	$3,094
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$—	$186	$1,524

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	June 30, 2020	December 31, 2019
Weighted average lease liability term (in years)	3.9	4.3
Weighted average discount rate	4.42%	4.50%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at June 30, 2020. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	June 30, 2020
2020 (remaining 6 months)	$2,852
2021	6,242
2022	5,240
2023	2,405
2024	1,344
Thereafter	2,042
Total lease payments	20,125
Less: imputed interest	(1,716)
Total lease liabilities	$18,409

At June 30, 2020, we had one operating lease with a five-year term that had not yet commenced. The total initial lease liability of approximately $1.6 million is not reflected within the above maturity schedule.
Note 6 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2019	$48,447
Foreign exchange effects	4
Balance at June 30, 2020	$48,451

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Intangible Assets, Net
The components of intangible assets, net were as follows:

	June 30, 2020			December 31, 2019
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$322	$(224)	$98	$322	$(210)	$112
Patents	19,250	(7,026)	12,224	16,587	(6,491)	10,096
Trademarks and trade names	2,785	(2,358)	427	2,785	(2,205)	580
Developed and core technology	12,480	(11,014)	1,466	12,480	(10,016)	2,464
Capitalized software development costs	33	—	33	—	—	—
Customer relationships	32,534	(27,595)	4,939	32,534	(25,956)	6,578
Total intangible assets, net	$67,404	$(48,217)	$19,187	$64,708	$(44,878)	$19,830

(1)	This table excludes the gross value of fully amortized intangible assets totaling $7.6 million and $7.4 million at June 30, 2020 and December 31, 2019, respectively.
Amortization expense, which was recognized in selling, general and administrative expenses, was $1.9 million and $1.8 million during the three months ended June 30, 2020 and 2019, respectively. Amortization expense, which was recognized in selling, general and administrative expenses, was $3.7 million and $3.6 million during the six months ended June 30, 2020 and 2019, respectively.

Estimated future annual amortization expense related to our intangible assets at June 30, 2020, was as follows:

(In thousands)
2020 (remaining 6 months)	$2,913
2021	3,445
2022	3,334
2023	3,172
2024	2,592
Thereafter	3,731
Total	$19,187

Note 7 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2021. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at June 30, 2020.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

in effect at June 30, 2020 was 1.43%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At June 30, 2020, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At June 30, 2020, we had $73.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.4 million and $1.2 million during the three months ended June 30, 2020 and 2019, respectively. Our total interest expense on borrowings was $1.1 million and $2.5 million during the six months ended June 30, 2020 and 2019, respectively.
Note 8 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $1.9 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. We recorded income tax expense of $3.1 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The income tax expense for the six months ended June 30, 2020 increased primarily due to an increase in global pre-tax income, offset partially by an increase in income not subject to tax in foreign jurisdictions, research and development tax benefits received in China and the reversal of a reserve of an uncertain tax position related to our Guangzhou entity, which was sold in June 2018. The indemnification agreement related to the sale of our Guangzhou entity expired in June 2020.
At December 31, 2019, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2019, we had a three-year cumulative operating loss for our U.S. operations and accordingly, have provided a full valuation allowance on our U.S. and state deferred tax assets. During the six months ended June 30, 2020, there was no change to our valuation allowance position.
At June 30, 2020, we had gross unrecognized tax benefits of $3.1 million, including interest and penalties, of which approximately $3.1 million of this amount, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million at June 30, 2020 and $0.2 million at December 31, 2019 are included in the unrecognized tax benefits.
On March 18, 2020 and March 22, 2020, the Families First Coronavirus Response ("FFCR") Act and the Coronavirus Aid, Relief and Economic Security ("CARES") Act, respectively, were enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We are currently evaluating the impact of this legislation on our consolidated financial position, results of operations, and cash flows. Future regulatory guidance under the FFCR and CARES Acts (as well as under the Tax Cuts and Jobs Act) remains forthcoming and such guidance may ultimately increase or decrease their impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which may impact us.
In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We are currently evaluating this law and any related impact to our financial position and results of operations.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Note 9 — Accrued Compensation
In June 2018, we sold our Guangzhou entity via a stock deal and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance by the amount associated with the Guangzhou entity which was approximately $9.5 million.
The components of accrued compensation were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Accrued social insurance (1)	$6,878	$16,588
Accrued salary/wages	5,816	7,465
Accrued vacation/holiday	2,962	2,766
Accrued bonus	2,301	13,965
Accrued commission	531	1,283
Other accrued compensation	1,152	1,601
Total accrued compensation	$19,640	$43,668

(1)
PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance at June 30, 2020 and December 31, 2019.

Note 10 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Contract liabilities	$2,292	$1,840
Duties	4,620	3,731
Freight and handling fees	2,330	3,769
Operating lease obligations	5,288	4,903
Product warranty claims costs	1,782	1,514
Professional fees	3,272	2,833
Sales taxes and VAT	3,863	3,926
Short-term contingent consideration	2,000	5,428
Other	5,670	7,501
Total other accrued liabilities	$31,117	$35,445

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Note 11 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$1,514	$276
Accruals for warranties issued during the period	578	—
Settlements (in cash or in kind) during the period/Foreign exchange effects	(310)	—
Balance at end of period	$1,782	$276

Litigation
Ruwido Matters
On May 28, 2020, we entered into a confidential settlement agreement with Universal Electronics BV, our wholly owned subsidiary ("UEBV"), Telenet BVBA, a customer of UEBV ("Telenet"), Ruwido Austria GmbH ("Ruwido") and FM Marketing GmbH, an affiliated company to Ruwido ("FM Marketing"), whereby all court proceedings (first filed in 2015) between the parties have been dismissed with prejudice and the patent opposition appeal pending before the European Patent Office has been withdrawn. As a part of this agreement, in addition to allowing UEBV and Telenet to continue manufacturing and selling the remote control at issue and dismissing Ruwido’s and FM Marketing’s claims against UEBV and Telenet, FM Marketing paid an undisclosed amount to UEBV and Telenet.
Roku Matters
2018 Lawsuit
On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku’s Inter Party Review requests (see discussion below).
International Trade Commission Investigation of Roku, TCL, Hisense and Funai
On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. We are in the early stages of this investigation, with discovery recently commencing.
Inter Partes Reviews
In September and October 2019, Roku filed Inter Partes Review ("IPR") requests with the PTAB on the nine patents at issue in the 2018 Lawsuit. Presently, the PTAB denied Roku’s request with respect to three of the nine patents and granted Roku’s request with respect to six of the nine patents. As for those IPRs for which the PTAB granted Roku’s request for review, we will vigorously defend our patents. In May and June 2020, Roku filed four IPR requests against three patents asserted in the ITC. UEI’s preliminary responses to these requests are due in August and September 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Federal District Court Actions against each of Roku, TCL, Hisense, and Funai related to the ITC Matter
On April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars. Each of the parties have accepted service and have not yet answered our complaint.
There are no other material pending legal proceedings to which we or any of our subsidiaries is a party or of which our respective property is the subject. However, as is typical in our industry and to the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial, but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. However, no assurances can be made as to the outcome of any of these matters, nor can we estimate the range of potential losses to us. In our opinion, final judgments, if any, which might be rendered against us in potential or pending litigation would not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Moreover, we believe that our products do not infringe any third parties' patents or other intellectual property rights.
We maintain directors' and officers' liability insurance, which insures our individual directors and officers against certain claims, as well as attorney's fees and related expenses incurred in connection with the defense of such claims.
Note 12 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On March 10, 2020, our Board of Directors replaced the repurchase plan approved in 2018 with a new repurchase plan authorizing the repurchase of up to 300,000 of our common stock ("2020 Plan"). As of June 30, 2020, we had 175,127 shares of common stock authorized for repurchase remaining under the 2020 Plan. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. While we have suspended repurchasing under our 2020 Plan due in part to the uncertainties surrounding the COVID-19 pandemic, management may resume such repurchasing when market and business conditions warrant.
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Shares repurchased	172	48
Cost of shares repurchased	$6,405	$1,404

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.
Note 13 — Long-lived Tangible Assets
Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	June 30, 2020	December 31, 2019
United States	$17,976	$19,938
People's Republic of China	61,089	67,625
Mexico	16,960	16,644
All other countries	5,267	6,351
Total long-lived tangible assets	$101,292	$110,558

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Note 14 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Cost of sales	$36	$37	$110	$65
Research and development expenses	288	274	524	494
Selling, general and administrative expenses:
Employees	1,557	1,715	3,140	3,139
Outside directors	410	247	820	493
Total employee and director stock-based compensation expense	$2,291	$2,273	$4,594	$4,191

Income tax benefit	$500	$477	$1,006	$876

Stock Options

Stock option activity was as follows:

	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2019	745	$41.73
Granted	109	46.17
Exercised	—	—		$—
Forfeited/canceled/expired	—	—
Outstanding at June 30, 2020 (1)	854	$42.29	3.88	$7,266
Vested and expected to vest at June 30, 2020 (1)	854	$42.29	3.88	$7,266
Exercisable at June 30, 2020 (1)	613	$43.34	2.93	$5,412

(1)
The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2020. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average fair value of grants	$—	$—	$17.70	$10.28
Risk-free interest rate	—%	—%	1.44%	2.49%
Expected volatility	—%	—%	43.95%	41.64%
Expected life in years	0.00	0.00	4.59	4.54

As of June 30, 2020, we expect to recognize $3.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.1 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	310	$34.99
Granted	200	35.18
Vested	(132)	37.89
Forfeited	(1)	36.06
Non-vested at June 30, 2020	377	$34.07

As of June 30, 2020, we expect to recognize $10.6 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.2 years.
Note 15 — Performance-Based Common Stock Warrants
On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (with the first two-year period commencing on January 1, 2016) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. The table below presents the purchase levels and potential number of warrants to vest in each period based upon achieving the purchase levels.

	Potential Warrants To Vest
Aggregate Level of Purchases by Comcast and Affiliates	January 1, 2016 - December 31, 2017	January 1, 2018 - December 31, 2019	January 1, 2020 - December 31, 2021
$260 million	100,000	100,000	75,000
$300 million	75,000	75,000	75,000
$340 million	75,000	75,000	75,000
Maximum Potential Warrants Earned by Comcast	250,000	250,000	225,000

If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess would count toward aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants. At June 30, 2020, 275,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 225,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $340 million in goods and services from us during the period January 1, 2020 through December 31, 2021.
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
As the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants for the first two-year successive periods was the date on which the warrants vested.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

The FASB issued guidance in November 2019, which clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense be recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. Through June 30, 2020, none of the warrants had vested for the two-year period beginning January 1, 2020.
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

Prior to the adoption of the new guidance on January 1, 2020, we adjusted the estimated weighted average fair value of the warrants each period. The assumptions we utilized in the Black Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fair value	$10.61	$10.61
Price of Universal Electronics Inc. common stock	$40.69	$40.69
Risk-free interest rate	1.72%	1.72%
Expected volatility	46.32%	46.32%
Expected life in years	3.50	3.50

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Reduction to net sales	$154	$236	$338	$670
Income tax benefit	$38	$59	$84	$167

We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate estimated fair value of the warrants is recognized as a reduction to revenue over the related two-year vesting period. At June 30, 2020, the aggregate unrecognized estimated fair value of warrants we estimate will vest was $1.0 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Note 16 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net gain (loss) on foreign currency exchange contracts (1)	$(703)	$(105)	$(451)	$(376)
Net gain (loss) on foreign currency exchange transactions	1,208	158	660	27
Other income	226	135	174	71
Other (expense), net	$731	$188	$383	$(278)

(1)	This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 17 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2020	2019	2020	2019
BASIC
Net income (loss)	$14,400	$(5,061)	$20,246	$(6,066)
Weighted-average common shares outstanding	13,915	13,863	13,938	13,845
Basic earnings (loss) per share	$1.03	$(0.37)	$1.45	$(0.44)

DILUTED
Net income (loss)	$14,400	$(5,061)	$20,246	$(6,066)
Weighted-average common shares outstanding for basic	13,915	13,863	13,938	13,845
Dilutive effect of stock options, restricted stock and common stock warrants	236	—	243	—
Weighted-average common shares outstanding on a diluted basis	14,151	13,863	14,181	13,845
Diluted earnings (loss) per share	$1.02	$(0.37)	$1.43	$(0.44)

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Stock options	511	382	486	462
Restricted stock awards	3	31	27	129
Performance-based warrants	275	175	275	175

Note 18 — Derivatives
The following table sets forth the total net fair value of derivatives:

	June 30, 2020				December 31, 2019
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(73)	$—	$(73)	$—	$(172)	$—	$(172)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.7 million and a net pre-tax loss of $0.1 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, we had a net pre-tax loss of $0.5 million and a net pre-tax loss of $0.4 million, respectively (see Note 16).
Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2020	USD/Chinese Yuan Renminbi	CNY	$42.0	7.0741	$(22)	July 24, 2020
June 30, 2020	USD/Euro	USD	$37.0	1.1219	$(71)	July 24, 2020
June 30, 2020	USD/Brazilian Real	USD	$1.0	5.3634	$13	July 24, 2020
June 30, 2020	USD/Mexican Peso	USD	$3.2	23.0015	$7	July 24, 2020
December 31, 2019	USD/Chinese Yuan Renminbi	USD	$35.0	6.9867	$100	January 23, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.5	4.0560	$(6)	January 24, 2020
December 31, 2019	USD/Euro	USD	$28.0	1.1133	$(253)	January 24, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.7	4.0870	$(13)	January 24, 2020

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
Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes nearly 12,000 brands comprising over 905,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee, and Home Network or Cloud Control.
This device knowledge graph is backed by our unique device fingerprinting technology which includes nearly 4.3 million unique device fingerprints across both AV and smart home devices.
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
We have developed a comprehensive patent portfolio of over 560 issued and pending U.S. patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
We operate as one business segment. We have 2 domestic subsidiaries and 25 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico, the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain and the United Kingdom.
To recap our results for the three months ended June 30, 2020:

•	Net sales decreased 21.0% to $153.1 million for the three months ended June 30, 2020 from $193.9 million for the three months ended June 30, 2019.

•	Our gross margin percentage increased to 24.9% for the three months ended June 30, 2020 from 17.5% for the three months ended June 30, 2019.

•	Operating expenses, as a percentage of net sales, increased to 20.7% for the three months ended June 30, 2020 from 19.5% for the three months ended June 30, 2019.

•
Our operating income increased to $6.5 million for the three months ended June 30, 2020 from a loss of $3.9 million for the three months ended June 30, 2019. Our operating income percentage increased to 4.2% for the three months ended June 30, 2020 from a loss of 2.0% for the three months ended June 30, 2019.

•	Income tax expense increased to $1.9 million for the three months ended June 30, 2020 from $0.2 million for the three months ended June 30, 2019.
Our strategic business objectives for 2020 include the following:

•	continue to develop and market the advanced remote control products and technologies that our customer base is adopting;

•	continue to broaden our home control and automation product offerings;

•	further penetrate international subscription broadcast markets;

•	acquire new customers in historically strong regions;

•	increase our share with existing customers; and

•	continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
COVID-19 Impact
The COVID-19 pandemic has caused, and is expected to continue to cause, a global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As COVID-19 has spread to other jurisdictions and has been declared a global pandemic, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain COVID-19 are continuing to evolve globally. In response, we have created a COVID-19 taskforce, which includes a cross-functional group of senior level executives, to manage and respond to the everchanging health and safety requirements across the globe and communicate our response to the pandemic to our global factory and office leaders.
Local government mandates required us, in the first quarter of 2020, to keep our China factories closed for a period of approximately two weeks beyond the end of the Chinese Lunar New Year. Our Mexico factory was closed for more than one week due to local health ordinance requirements during the second quarter of 2020. As a part of our response to this pandemic, our COVID-19 taskforce has developed and we have implemented additional safety measures for all factory employees across the globe including temperature scans upon entry, hand sanitizer stations located throughout the facilities, mandatory mask wearing, social distancing measures in gathering places and restricting all visitor access. All factories are up to or near labor capacity as of the issuance of this report.
We have also taken measures to safeguard the health and well-being of our employees in our office locations throughout the world including implementing work from home arrangements and a moratorium on all travel, except where essential and approved in advance. We have implemented enhanced safety measures upon the reopening of our office locations including more frequent office sanitation, temperature scans upon arrival, mandatory mask wearing, additional hand sanitizer locations, social distancing measures throughout locations and restricted visitor access. The reopening of our offices continues to follow suggested guidelines by the Centers for Disease Control and Prevention, the World Health Organization, and local governmental orders and recommendations. The continued safety and welfare of our employees will remain at the forefront of all decision-making.
We anticipate that these actions and the global health crisis caused by COVID-19 will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted for the third quarter and possibly the remainder of 2020 given the global reach and economic impact of COVID-19 and the various quarantine and social distancing measures put in place to contain the spread of COVID-19. We have also seen some disruptions in our supply chain that, if continued, may cause us difficulty in fulfilling customer orders. A closure of one of our factories for a sustained period of time would, in the short run, impact our ability to meet customer demand and would negatively impact our results.
We will continue to actively monitor the situation and may take further actions altering our business operations as necessary or as required by federal, state, or local authorities. The potential effects of any such alterations or modifications may have a material adverse impact on our business for the remainder of 2020 or future periods.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition; allowance for bad debts; inventory valuation; our review for impairment of long-lived assets, intangible assets and goodwill; leases; business combinations; income taxes; stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial position or results of operations.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1	82.5	73.4	80.5
Gross profit	24.9	17.5	26.6	19.5
Research and development expenses	4.8	3.7	5.0	3.7
Selling, general and administrative expenses	15.9	15.8	16.8	16.4
Operating income (loss)	4.2	(2.0)	4.8	(0.6)
Interest income (expense), net	(0.2)	(0.6)	(0.3)	(0.6)
Accrued social insurance adjustment	6.2	—	3.1	—
Other income (expense), net	0.4	0.1	0.1	(0.1)
Income (loss) before provision for income taxes	10.6	(2.5)	7.7	(1.3)
Provision for income taxes	1.2	0.1	1.1	0.3
Net income (loss)	9.4%	(2.6)%	6.6%	(1.6)%
Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019
Net sales. Net sales for the three months ended June 30, 2020 were $153.1 million, a decrease of 21.0% compared to $193.9 million for the three months ended June 30, 2019. The decrease in net sales occurred primarily with our traditional home entertainment and security customers. The COVID-19 pandemic had an adverse effect on demand and on our supply chain which ultimately resulted in a decrease in net sales. Certain of our key suppliers continued to be impacted by the close orders of local authorities and certain customers reduced order quantities. We expect the COVID-19 pandemic to continue to negatively impact our net sales in the third quarter and possibly the remainder of 2020.
Gross profit. Gross profit for the three months ended June 30, 2020 was $38.1 million compared to $34.0 million for the three months ended June 30, 2019. Gross profit as a percentage of sales increased to 24.9% for the three months ended June 30, 2020 from 17.5% for the three months ended June 30, 2019. Gross profit as a percentage of sales was favorably impacted by a reduction in U.S. tariff expense, improved operational efficiencies in our Mexico-based manufacturing facility as it was no longer in a start-up phase, an increase in royalty revenue as certain consumer electronic companies are embedding our technology in their devices and the strengthening of the U.S. Dollar versus both the Chinese Yuan Renminbi and the Mexican Peso. Our manufacturing costs were negatively impacted by the COVID-19 pandemic as our Mexico-based manufacturing facility experienced a more than one week closure. The potential impact of the COVID-19 pandemic on our gross profit as a percentage of net sales in future periods is unknown to us at this time; however, the closure of any of our factories may result in excess manufacturing costs, additional tariffs if we were to import goods from China into North America and additional expenses to meet the demand of our customers.
Research and development ("R&D") expenses. R&D expenses increased 3.1% to $7.4 million for the three months ended June 30, 2020 from $7.2 million for the three months ended June 30, 2019 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $24.2 million for the three months ended June 30, 2020 from $30.8 million for the three months ended June 30, 2019, primarily due to a reduction in incentive compensation expense, a decrease in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink") and a decrease in freight costs. We also reduced certain discretionary expenses as a result of the COVID-19 pandemic and expect this to continue through the remainder of the year.
Interest income (expense), net. Net interest expense decreased to $0.4 million for the three months ended June 30, 2020 from $1.1 million for the three months ended June 30, 2019 as a result of a lower average quarterly loan balance and a lower interest rate.
Accrued social insurance adjustment. During the three months ended June 30, 2020, we reversed approximately $9.5 million of accrued social insurance. In June 2018, we sold our Guangzhou entity via a stock deal and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance amount associated with the Guangzhou entity which was approximately $9.5 million.
Other income (expense), net. Net other income was $0.7 million for the three months ended June 30, 2020, as a result of net foreign currency gains, compared to expense of $0.2 million for the three months ended June 30, 2019, as a result of net foreign currency losses.
Provision for income taxes. Income tax expense was $1.9 million for the three months ended June 30, 2020, representing an effective tax rate of 11.6%. During the three months ended June 30, 2020, we received two incentive tax refunds in China totaling approximately $1.1 million and we reversed a tax reserve of approximately $1.3 million that was no longer required. Partially offsetting these items is a pre-tax loss without benefit in the U.S. Income tax expense was $0.2 million for the three months ended June 30, 2019. The U.S. pre-tax loss incurred during the three months ended June 30, 2019 was not benefited as a result of a full valuation allowance being applied against the U.S. deferred tax assets. The $0.2 million of tax expense relates to pre-tax income generated in foreign jurisdictions.
Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019
Net sales. Net sales for the six months ended June 30, 2020 were $304.9 million, a decrease of 19.3% compared to $378.1 million for the six months ended June 30, 2019. The decrease in net sales occurred primarily with our traditional home entertainment and security customers as we experienced supply, production and demand disruptions caused by the COVID-19 pandemic. Our China-based manufacturing facilities were delayed in re-opening after the Lunar New Year holiday, certain of our key suppliers were ordered to close by local authorities, and certain customers reduced order quantities. We expect the COVID-19 pandemic to negatively impact our net sales in the third quarter and possibly the remainder of 2020.
Gross profit. Gross profit for the six months ended June 30, 2020 was $81.0 million compared to $73.9 million for the six months ended June 30, 2019. Gross profit as a percent of sales increased to 26.6% for the six months ended June 30, 2020 from 19.5% for the six months ended June 30, 2019. Gross profit as a percent of sales was favorably impacted by a reduction in U.S. tariff expense, improved operational efficiencies in our Mexico-based manufacturing facility as it was no longer in a start-up phase, an increase in royalty revenue as certain consumer electronic companies are embedding our technology in their devices, and the strengthening of the U.S. Dollar versus the Chinese Yuan Renminbi and the Mexican Peso. Our manufacturing costs were negatively impacted by the COVID-19 pandemic as our China-based manufacturing facilities were delayed in re-opening after the Lunar New Year holiday and our Mexico-based manufacturing facility experienced a more than one week closure. The potential impact of the COVID-19 pandemic on our gross profit as a percentage of net sales in future periods is unknown to us at this time; however, the closure of any of our factories may result in excess manufacturing costs, additional tariffs if we were to import goods from China into North America and additional expenses to meet the demand of our customers.
Research and development expenses. R&D expenses increased 9.5% to $15.3 million for the six months ended June 30, 2020 from $14.0 million for the six months ended June 30, 2019 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.

Selling, general and administrative expenses. SG&A expenses decreased to $51.2 million for the six months ended June 30, 2020 from $62.2 million for the six months ended June 30, 2019, primarily due to a reduction in incentive compensation expense, a decrease in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink and a decrease in freight costs. We also reduced certain discretionary expenses as a result of the COVID-19 pandemic and expect this to continue for the remainder of the year.
Interest income (expense), net. Net interest expense decreased to $1.0 million for the six months ended June 30, 2020 from $2.3 million for the six months ended June 30, 2019 as a result of a lower average loan balance and a lower interest rate.
Accrued social insurance adjustment. During the six months ended June 30, 2019, we reversed approximately $9.5 million of accrued social insurance. In June 2018, we sold our Guangzhou entity via a stock deal and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance amount associated with the Guangzhou entity which was approximately $9.5 million.
Other income (expense), net. Net other income was $0.4 million for the six months ended June 30, 2020, as a result of net foreign currency gains, compared to expense of $0.3 million for the six months ended June 30, 2019, as a result of net foreign currency losses.
Provision for income taxes. Income tax expense was $3.1 million for the six months ended June 30, 2020, representing an effective tax rate of 13.3%. During the six months ended June 30, 2020, we received two incentive tax refunds in China totaling approximately $1.1 million and we reversed a tax reserve of approximately $1.3 million that was no longer required. Partially offsetting these items is a pre-tax loss without benefit in the U.S. Income tax expense was $1.2 million for the six months ended June 30, 2019. We incurred a pre-tax loss for the six months ended June 30, 2019; however, losses were not benefited in the U.S. and we recognized tax expense resulting from the remeasurement of deferred taxes in China and the recording of pre-tax income in foreign jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2020	Increase (Decrease)	Six Months Ended June 30, 2019
Cash provided by (used for) operating activities	$4,487	$(15,746)	$20,233
Cash provided by (used for) investing activities	(9,787)	1,566	(11,353)
Cash provided by (used for) financing activities	(4,496)	7,659	(12,155)
Effect of exchange rate changes on cash and cash equivalents	(5,674)	(5,307)	(367)
Net increase (decrease) in cash and cash equivalents	$(15,470)	$(11,828)	$(3,642)

	June 30, 2020	Increase (Decrease)	December 31, 2019
Cash and cash equivalents	$58,832	$(15,470)	$74,302
Working capital	128,701	16,405	112,296
Net cash provided by operating activities was $4.5 million during the six months ended June 30, 2020 compared to $20.2 million during the six months ended June 30, 2019. Net income was $20.2 million for the six months ended June 30, 2020 compared to a net loss of $6.1 million for the six months ended June 30, 2019. Accounts payable and accrued liabilities resulted in net cash outflows of $40.9 million during the six months ended June 30, 2020 compared to cash inflows of $16.8 million during the six months ended June 30, 2019, largely as a result of timing of payments for accounts payable, accrued compensation and contingent consideration. Inventories decreased by $9.6 million during the six months ended June 30, 2020 compared to an increase of $4.4 million during the six months ended June 30, 2019. Inventory turns were 3.0 turns at June 30, 2020 compared to 3.5 turns at June 30, 2019. Days sales outstanding were 79 days at June 30, 2020 compared to 69 days at June 30, 2019.
Net cash used for investing activities during the six months ended June 30, 2020 was $9.8 million, of which $6.2 million was utilized for capital expenditures. Net cash used for investing activities during the six months ended June 30, 2019 was $11.4 million of which $10.1 million was utilized for capital expenditures.
Net cash used for financing activities was $4.5 million during the six months ended June 30, 2020 compared to $12.2 million during the six months ended June 30, 2019. The decrease in cash used for financing activities was driven primarily by borrowing and repayment activity on our line of credit. During the six months ended June 30, 2020 we had net borrowings of $5.0 million compared to net repayments of $6.5 million during the six months ended June 30, 2019. This was partially offset by an increase in treasury share repurchases in the current period.
During the six months ended June 30, 2020, we repurchased 172,274 shares of our common stock at a cost of $6.4 million compared to our repurchase of 47,100 shares at a cost of $1.4 million during the six months ended June 30, 2019. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. In addition, while we have suspended repurchasing shares under our 2020 Plan due in part to the uncertainties surrounding the COVID-19 pandemic, management may resume such repurchasing when market and business conditions warrant. See Note 12 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$22,758	$6,877	$10,660	$3,763	$1,458
Purchase obligations (1)	3,467	3,467	—	—	—
Contingent consideration (2)	2,234	2,000	234	—	—
Total contractual obligations	$28,459	$12,344	$10,894	$3,763	$1,458

(1)	Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.

(2)	Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS Control Systems, Inc. ("RCS").
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$58,832	$74,302
Available borrowing resources	49,300	54,300
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
On June 30, 2020, we had $8.6 million, $14.8 million, $9.8 million, $15.2 million and $10.4 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2019, we had $16.8 million, $13.7 million, $21.7 million, $9.1 million, and $13.0 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2021. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at June 30, 2020.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at June 30, 2020 was 1.43%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of June 30, 2020, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At June 30, 2020, we had an outstanding balance of $73.0 million on our Credit Line and $49.3 million of availability.
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
While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position and liquidity; the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their decision to purchase their products from an alternative or second source supplier, their efforts to refocus their operations to broadband and over-the-top ("OTT") versus traditional linear video, their failure to grow as we anticipated, their internal inventory control measures, including to mitigate effects due to increases in tariffs, or their loss of market share; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the effects of doing business internationally, including the effects that changes in laws, regulations and policies may have on our business including the impact of new or additional tariffs and surcharges; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly those jurisdictions where we are moving our operations; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts including moving our operations and manufacturing facilities to lower cost jurisdictions; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; our inability to successfully, timely and profitably restructure and/or relocate our manufacturing facilities and activities; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the Company's shares have on the Company's stock value; our inability to continue to obtain adequate quantities of component parts or secure adequate factory production capacity on a timely basis; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.5 million annual impact on net income based on our outstanding Credit Line balance at June 30, 2020.
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
Foreign Currency Exchange Rate Risk
At June 30, 2020, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Mexican Peso, British Pound, Euro, Argentinian Peso, Brazilian Real, Indian Rupee, Japanese Yen and Philippine Peso. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Euro, Indian Rupee, Japanese Yen and Philippine Peso and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2020, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Mexican Peso, British Pound, Euro, Argentinian Peso, Brazilian Real, Indian Rupee, Japanese Yen and Philippine Peso relative to the U.S. Dollar fluctuate 10% from June 30, 2020, net income in the third quarter of 2020 would fluctuate by approximately $6.4 million.
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
As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets and has authored an economic slowdown. The COVID-19 pandemic and its associated economic uncertainty negatively impacted our sales volumes in the first six months of 2020 in most geographies and across a variety of customers. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The measures we have taken to follow the COVID-19 guidelines from the Centers for Disease Control and Prevention ("CDC") and the various local governments where our facilities and operations are located concerning the health and safety of our personnel, have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
We further expect that the ultimate significance of the impact of the COVID-19 pandemic on our business will vary but will generally depend on the extent of measures taken affecting day-to-day life and the length of time that such measures remain in place to respond to the COVID-19 pandemic. At this point, it is impossible to predict such extent and duration and the degree to which supply and demand for our products and services will be affected. This uncertainty makes it challenging for management to estimate with precision the future performance of our business.
Among the potential effects of the COVID-19 pandemic and other similar outbreaks on the company include, but are not limited to, the following:

•
Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, volatility in the financial markets may increase the cost of capital and/or limit its availability.

•	Economic uncertainty as a result of the COVID-19 pandemic is expected to make it difficult for us and our customers and suppliers to accurately forecast and plan future business activities.

•
The potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, write-downs or write-offs may negatively affect our operating results and, if large, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
As a result of governmental orders, we may experience disruptions in our manufacturing operations and in our supply chain in connection with the sourcing of materials from geographic areas that continue to be impacted by the COVID-19 pandemic and by efforts to contain its spread.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the three months ended June 30, 2020, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2020 - April 30, 2020	—	$—	—	175,127
May 1, 2020 - May 31, 2020	3,107	36.87	—	175,127
June 1, 2020 - June 30, 2020	—	—	—	175,127
Total	3,107	$36.87	—	175,127

(1)
Of the repurchases in May, 3,107 shares represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)
On March 10, 2020, our Board of Directors replaced the repurchase plan approved in 2018 with a new repurchase plan authorizing the repurchase of up to 300,000 of our common stock ("2020 Plan"). As of June 30, 2020, we had 175,127 shares of common stock authorized for repurchase remaining under the 2020 Plan. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. While we have suspended repurchasing under our 2020 Plan due in part to the uncertainties surrounding the COVID-19 pandemic, management may resume such repurchasing when market and business conditions warrant.

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

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 6, 2020	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)