Form 10-Q
period 2020-09-30
UNIVERSAL ELECTRONICS INC
filed 2020-11-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
_____________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,749,676 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 3, 2020.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$67,146	$74,302
Accounts receivable, net	128,094	139,198
Contract assets	11,530	12,579
Inventories	115,750	145,135
Prepaid expenses and other current assets	5,768	6,733
Income tax receivable	1,536	805
Total current assets	329,824	378,752
Property, plant and equipment, net	84,549	90,732
Goodwill	48,526	48,447
Intangible assets, net	19,617	19,830
Operating lease right-of-use assets	18,678	19,826
Deferred income taxes	4,581	4,409
Other assets	2,842	2,163
Total assets	$508,617	$564,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,546	$102,588
Line of credit	50,000	68,000
Accrued compensation	22,890	43,668
Accrued sales discounts, rebates and royalties	10,183	9,766
Accrued income taxes	9,910	6,989
Other accrued liabilities	33,616	35,445
Total current liabilities	194,145	266,456
Long-term liabilities:
Operating lease obligations	13,284	15,639
Contingent consideration	250	4,349
Deferred income taxes	2,327	1,703
Income tax payable	1,368	1,600
Other long-term liabilities	688	13
Total liabilities	212,062	289,760
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,292,657 and 24,118,088 shares issued on September 30, 2020 and December 31, 2019, respectively	243	241
Paid-in capital	296,674	288,338
Treasury stock, at cost, 10,437,363 and 10,174,199 shares on September 30, 2020 and December 31, 2019, respectively	(287,639)	(277,817)
Accumulated other comprehensive income (loss)	(25,555)	(22,781)
Retained earnings	312,832	286,418
Total stockholders' equity	296,555	274,399
Total liabilities and stockholders' equity	$508,617	$564,159

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$153,505	$200,724	$458,416	$578,783
Cost of sales	109,349	154,245	333,244	458,437
Gross profit	44,156	46,479	125,172	120,346
Research and development expenses	7,696	7,930	22,979	21,884
Selling, general and administrative expenses	26,214	32,422	77,441	94,598
Operating income	10,246	6,127	24,752	3,864
Interest income (expense), net	(268)	(784)	(1,272)	(3,088)
Accrued social insurance adjustment	—	—	9,464	—
Other income (expense), net	(1,646)	(148)	(1,263)	(426)
Income before provision for income taxes	8,332	5,195	31,681	350
Provision for income taxes	2,164	2,526	5,267	3,747
Net income (loss)	$6,168	$2,669	$26,414	$(3,397)

Earnings (loss) per share:
Basic	$0.44	$0.19	$1.90	$(0.25)
Diluted	$0.43	$0.19	$1.86	$(0.25)
Shares used in computing earnings (loss) per share:
Basic	13,928	13,894	13,935	13,861
Diluted	14,205	14,170	14,189	13,861
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,168	$2,669	$26,414	$(3,397)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,005	(5,457)	(2,774)	(5,557)
Comprehensive income (loss)	$11,173	$(2,788)	$23,640	$(8,954)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and nine months ended September 30, 2020:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,118	$241	(10,174)	$(277,817)	$288,338	$(22,781)	$286,418	$274,399
Net income (loss)							5,846	5,846
Currency translation adjustment						(7,009)		(7,009)
Shares issued for employee benefit plan and compensation	129	1			526			527
Purchase of treasury shares			(169)	(6,291)				(6,291)
Shares issued to directors	9	1			(1)			—
Employee and director stock-based compensation					2,303			2,303
Performance-based common stock warrants					184			184
Balance at March 31, 2020	24,256	243	(10,343)	(284,108)	291,350	(29,790)	292,264	269,959
Net income (loss)							14,400	14,400
Currency translation adjustment						(770)		(770)
Shares issued for employee benefit plan and compensation	13	—			212			212
Purchase of treasury shares			(3)	(114)				(114)
Employee and director stock-based compensation					2,291			2,291
Performance-based common stock warrants					154			154
Balance at June 30, 2020	24,269	243	(10,346)	(284,222)	294,007	(30,560)	306,664	286,132
Net income (loss)							6,168	6,168
Currency translation adjustment						5,005		5,005
Shares issued for employee benefit plan and compensation	15	—			220			220
Purchase of treasury shares			(91)	(3,417)				(3,417)
Shares issued to directors	9	—			—			—
Employee and director stock-based compensation					2,260			2,260
Performance-based common stock warrants					187			187
Balance at September 30, 2020	24,293	$243	(10,437)	$(287,639)	$296,674	$(25,555)	$312,832	$296,555
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
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

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used for) operating activities:
Net income (loss)	$26,414	$(3,397)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	22,857	23,734
Provision for bad debts	271	275
Deferred income taxes	503	2,273
Shares issued for employee benefit plan	959	876
Employee and director stock-based compensation	6,854	6,718
Performance-based common stock warrants	525	1,381
Impairment of long-term assets	57	—
Accrued social insurance adjustment	(9,464)	—
Loss on sale of Ohio call center	712	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	11,556	(11,117)
Inventories	30,466	4,403
Prepaid expenses and other assets	601	5,507
Accounts payable and accrued liabilities	(50,507)	11,686
Accrued income taxes	2,023	(2,418)
Net cash provided by (used for) operating activities	43,827	39,921
Cash provided by (used for) investing activities:
Acquisitions of property, plant and equipment	(10,864)	(15,854)
Acquisitions of intangible assets	(5,254)	(1,505)
Payment on sale of Ohio call center	(500)	—
Net cash provided by (used for) investing activities	(16,618)	(17,359)
Cash provided by (used for) financing activities:
Borrowings under line of credit	70,000	57,500
Repayments on line of credit	(88,000)	(71,000)
Proceeds from stock options exercised	—	411
Treasury stock purchased	(9,822)	(1,741)
Contingent consideration payments in connection with business combinations	(3,091)	(4,251)
Net cash provided by (used for) financing activities	(30,913)	(19,081)
Effect of exchange rate changes on cash and cash equivalents	(3,452)	(1,959)
Net increase (decrease) in cash and cash equivalents	(7,156)	1,522
Cash and cash equivalents at beginning of period	74,302	53,207
Cash and cash equivalents at end of period	$67,146	$54,729

Supplemental cash flow information:
Income taxes paid	$3,242	$5,608
Interest paid	$1,404	$3,479
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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
Our results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
In November 2019, the FASB issued ASU 2019-08, "Improvements - Share-based Consideration Payable to a Customer", which clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense is recorded as a reduction in the transaction price on the basis of the grant-date fair value. The grant-date fair value is calculated using the provisions defined under Accounting Standards Codification "Stock Compensation". The transition provisions require that equity-classified awards be measured at the adoption date fair value if the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

measurement date has not been established prior to the adoption date. This guidance impacts the measurement date of our performance-based common stock warrants. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020. We adopted this guidance using the modified retrospective method. Our adoption did not result in a cumulative adjustment in our consolidated statement of financial position. See Note 15 for further discussion on the performance-based common stock warrants.
Recent Accounting Updates Not Yet Effective
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", which, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated statement of financial position, results of operations and cash flows.
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2020	December 31, 2019
North America	$14,693	$16,751
People's Republic of China ("PRC")	15,054	13,700
Asia (excluding the PRC)	12,291	21,691
Europe	16,802	9,081
South America	8,306	13,079
Total cash and cash equivalents	$67,146	$74,302

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details
The pattern of revenue recognition was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Goods and services transferred at a point in time	$127,657	$152,453	$365,902	$429,461
Goods and services transferred over time	25,848	48,271	92,514	149,322
Net sales	$153,505	$200,724	$458,416	$578,783

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
United States	$64,367	$107,546	$203,981	$313,029
Asia (excluding PRC)	27,923	29,613	86,043	79,157
Europe	26,119	23,388	72,625	69,510
People's Republic of China	25,625	23,704	63,653	66,465
Latin America	4,546	8,281	12,652	26,187
Other	4,925	8,192	19,462	24,435
Total net sales	$153,505	$200,724	$458,416	$578,783
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.
Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2020				2019
	$ (thousands)		% of Net Sales		$ (thousands)		% of Net Sales
Comcast Corporation	$32,533		21.2%		$30,419		15.2%
Sony Corporation	$15,927		10.4%		—	(1)	—	(1)
Ring L.L.C.	—	(1)	—	(1)	$21,050		10.5%

	Nine Months Ended September 30,
	2020		2019
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$95,014	20.7%	$91,058	15.7%
(1)Net sales to this customer did not total more than 10% of our total net sales in the indicated period.
Accounts Receivable, Net
Accounts receivable, net were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Trade receivables, gross	$122,882	$130,888
Allowance for bad debts	(1,797)	(1,492)
Allowance for sales returns	(618)	(623)
Net trade receivables	120,467	128,773
Other	7,627	10,425
Accounts receivable, net	$128,094	$139,198

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Allowance for Bad Debts
Changes in the allowance for bad debts were as follows:

(In thousands)	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$1,492	$1,121
Additions to costs and expenses	271	275
Write-offs/Foreign exchange effects	34	(104)
Balance at end of period	$1,797	$1,292
Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	September 30, 2020				December 31, 2019
	$ (thousands)		% of Accounts Receivable, Net		$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$25,390		19.8%		—	(1)	—	(1)
DISH Network Corporation	—	(1)	—	(1)	$14,677		10.5%
(1)Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net at the dates set forth.
Note 4 — Inventories and Significant Suppliers
Inventories were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$36,784	$56,352
Components	17,215	24,599
Work in process	4,075	1,526
Finished goods	57,676	62,658
Inventories	$115,750	$145,135

Significant Suppliers
We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended September 30,
	2020		2019
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)		% of Total Inventory Purchases
Qorvo International Pte Ltd.	$8,472	13.0%	—	(1)	—	(1)

	Nine Months Ended September 30,
	2020		2019
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)		% of Total Inventory Purchases
Qorvo International Pte Ltd.	$29,679	13.4%	—	(1)	—	(1)
(1)Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

The supplier that totaled more than 10% of our accounts payable, was as follows:

	September 30, 2020				December 31, 2019
	$ (thousands)		% of Accounts Payable		$ (thousands)	% of Accounts Payable
Zhejiang Zhen You Electronics Co. Ltd.	—	(1)	—	(1)	$11,394	11.1%
(1)Accounts payable associated with this supplier did not total more than 10% of our accounts payable at the dates set forth.

Note 5 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At September 30, 2020, our operating leases had remaining lease terms of up to 40 years.
Lease balances within our consolidated balance sheet were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$18,678	$19,826
Liabilities:
Other accrued liabilities	$5,802	$4,903
Long-term operating lease obligations	13,284	15,639
Total lease liabilities	$19,086	$20,542
Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$513	$574	$1,285	$1,627
Selling, general and administrative expenses	976	1,036	2,994	3,324
Total operating lease expense	$1,489	$1,610	$4,279	$4,951
Operating cash outflows from operating leases	$1,617	$1,537	$4,685	$5,197
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,935	$1,131	$2,121	$2,655

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	September 30, 2020	December 31, 2019
Weighted average lease liability term (in years)	3.8	4.3
Weighted average discount rate	4.18%	4.50%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at September 30, 2020. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	September 30, 2020
2020 (remaining 3 months)	$1,462
2021	6,671
2022	5,671
2023	2,835
2024	1,765
Thereafter	2,281
Total lease payments	20,685
Less: imputed interest	(1,599)
Total lease liabilities	$19,086
At September 30, 2020, we had one operating lease with a five-year term that had not yet commenced. The total initial lease liability, which is immaterial to the balance sheet, is not reflected within the above maturity schedule.
Note 6 — Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2019	$48,447
Foreign exchange effects	79
Balance at September 30, 2020	$48,526

Intangible Assets, Net
The components of intangible assets, net were as follows:

	September 30, 2020			December 31, 2019
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Distribution rights	$336	$(241)	$95	$322	$(210)	$112
Patents	20,962	(7,294)	13,668	16,587	(6,491)	10,096
Trademarks and trade names	2,786	(2,435)	351	2,785	(2,205)	580
Developed and core technology	4,080	(2,971)	1,109	12,480	(10,016)	2,464
Capitalized software development costs	254	—	254	—	—	—
Customer relationships	31,233	(27,093)	4,140	32,534	(25,956)	6,578
Total intangible assets, net	$59,651	$(40,034)	$19,617	$64,708	$(44,878)	$19,830

(1)This table excludes the gross value of fully amortized intangible assets totaling $17.6 million and $7.4 million at September 30, 2020 and December 31, 2019, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Amortization expense, which was recognized in selling, general and administrative expenses, was $1.8 million and $1.8 million during the three months ended September 30, 2020 and 2019, respectively. Amortization expense, which was recognized in selling, general and administrative expenses, was $5.5 million and $5.4 million during the nine months ended September 30, 2020 and 2019, respectively.

Estimated future annual amortization expense related to our intangible assets at September 30, 2020, was as follows:

(In thousands)
2020 (remaining 3 months)	$1,037
2021	3,391
2022	3,263
2023	2,999
2024	2,418
Thereafter	6,509
Total	$19,617

Note 7 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2021. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at September 30, 2020.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at September 30, 2020 was 1.39%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At September 30, 2020, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At September 30, 2020, we had $50.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.3 million and $0.9 million during the three months ended September 30, 2020 and 2019, respectively. Our total interest expense on borrowings was $1.4 million and $3.4 million during the nine months ended September 30, 2020 and 2019, respectively.
Note 8 — Income Taxes
We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.
We recorded income tax expense of $2.2 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively. We recorded income tax expense of $5.3 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. The income tax expense for the nine months ended September 30, 2020 increased primarily due to an

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

increase in global pre-tax income and the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance.
At December 31, 2019, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2019, we had a three-year cumulative operating loss for our U.S. operations and accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the nine months ended September 30, 2020, there was no change to our valuation allowance position.
At September 30, 2020, we had gross unrecognized tax benefits of $3.1 million, including interest and penalties, of which approximately $3.1 million of this amount, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. However, based on federal, state and foreign statute expirations in various jurisdictions, we anticipate a decrease in unrecognized tax benefits of approximately $0.2 million within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.
We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties of $0.2 million at September 30, 2020 and $0.2 million at December 31, 2019 are included in the unrecognized tax benefits.
On March 18, 2020 and March 27, 2020, the Families First Coronavirus Response ("FFCR") Act and the Coronavirus Aid, Relief and Economic Security ("CARES") Act, respectively, were enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We are currently evaluating the impact of this legislation on our consolidated financial position, results of operations, and cash flows. Future regulatory guidance under the FFCR and CARES Acts (as well as under the Tax Cuts and Jobs Act) remains forthcoming and such guidance may ultimately increase or decrease their impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which may impact us.
In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights emerged. We are currently evaluating this law and any related impact to our financial position and results of operations.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Note 9 — Accrued Compensation
In June 2018, we sold our Guangzhou entity via a stock deal and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance by the amount associated with the Guangzhou entity, which was approximately $9.5 million.
The components of accrued compensation were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Accrued social insurance (1)	$7,150	$16,588
Accrued salary/wages	6,606	7,465
Accrued vacation/holiday	3,046	2,766
Accrued bonus	3,750	13,965
Accrued commission	954	1,283
Other accrued compensation	1,384	1,601
Total accrued compensation	$22,890	$43,668

(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance at September 30, 2020 and December 31, 2019.
Note 10 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Contract liabilities	$2,207	$1,840
Duties	4,607	3,731
Freight and handling fees	2,503	3,769
Operating lease obligations	5,802	4,903
Product warranty claims costs	1,797	1,514
Professional fees	4,301	2,833
Sales and value added taxes	4,217	3,926
Short-term contingent consideration	1,780	5,428
Other	6,402	7,501
Total other accrued liabilities	$33,616	$35,445

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Note 11 — Commitments and Contingencies
Product Warranties
Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$1,514	$276
Accruals for warranties issued during the period	578	695
Settlements (in cash or in kind) during the period/Foreign exchange effects	(295)	—
Balance at end of period	$1,797	$971
Litigation
Roku Matters
2018 Lawsuit
On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefore and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku's Inter Partes Review requests (see discussion below).
International Trade Commission Investigation of Roku, TCL, Hisense and Funai
On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. We are in the discovery phase of this investigation which is set to end in early November 2020.
Inter Partes Reviews
In September and October 2019, Roku filed Inter Partes Review ("IPR") requests with the PTAB on the nine patents at issue in the 2018 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request with respect to three of the nine patents and granted Roku's request with respect to six of the nine patents. As for those IPRs for which the PTAB granted Roku's request for review, we will vigorously defend our patents. In May and June 2020, Roku filed four IPR requests against three patents asserted in the ITC investigation. UEI has responded to these requests and we are awaiting the PTAB decision in early to mid 2021.
Federal District Court Actions against each of Roku, TCL, Hisense, and Funai related to the ITC Matter
On April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars. These matters have been stayed pending the results of the ITC investigation mentioned above.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Court of International Trade Action against the United States of America, et. al.
On October 9, 2020, Universal Electronics Inc. ("UEI") and our subsidiaries, Ecolink Intelligent Technology, Inc. ("Ecolink") and RCS Technology, LLC ("RCS") filed an amended complaint (20-cv-00670) in the Court of International Trade (the "CIT") against the United States of America; the Office of the United States Trade Representative; Robert E. Lighthizer, U.S. Trade Representative; U.S. Customs & Border Protection; and Mark A. Morgan, U.S. Customs & Border Protection Acting Commissioner, challenging both the substantive and procedural processes followed by the United States Trade Representative ("USTR") when instituting Section 301 Tariffs on imports from China under Lists 3 and 4A.
By this complaint, UEI, Ecolink and RCS are alleging that USTR's institution of Lists 3 and 4A tariffs violated the Trade Act of 1974 (the "Trade Act") on the grounds that the USTR failed to make a determination or finding that there was an unfair trade practice that required a remedy and moreover, that Lists 3 and 4A tariffs were instituted beyond the 12-month time limit provided for in the governing statute. UEI, Ecolink and RCS also allege that the manner in which the Lists 3 and 4A tariff actions were implemented violated the Administrative Procedures Act (the "APA") by failing to provide adequate opportunity for comments, failed to consider relevant factors when making its decision and failed to connect the record facts to the choices it made by not explaining how the comments received by USTR came to shape the final implementation of Lists 3 and 4A.
UEI, Ecolink and RCS are asking the CIT to declare that Defendants' actions resulting in the tariffs on products covered by Lists 3 and 4A are unauthorized by and contrary to the Trade Act and was arbitrarily and unlawfully promulgated in violation of the APA; to vacate the Lists 3 and 4A tariffs; to order a refund (with interest) of any Lists 3 and 4A duties paid by UEI, Ecolink and RCS; to permanently enjoin the U.S. government from applying Lists 3 and 4A duties against UEI, Ecolink and RCS; and award UEI, Ecolink and RCS their costs and reasonable attorney fees.
The Government has requested an automatic stay of all pending cases challenging the List 3 and List 4A tariffs except for one or more "test cases." It proposed the first-filed case—the case filed by HMTX—as the test case. The government also asked the court to appoint a "steering committee" consisting of several lead counsel for the plaintiffs to direct the litigation. The government proposed a bifurcated briefing schedule, under which the parties would first brief the government's upcoming motion to dismiss before briefing the merits of plaintiffs' claims. We will agree to a stay in our case. HMTX has filed a response agreeing to the stay and to being the test case but opposed the Government's proposed briefing schedule.
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
Note 12 — Treasury Stock
From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On September 15, 2020, our Board of Directors authorized a share repurchase program (the "September 2020 Program"), which replaced in its entirety the previous repurchase program. Pursuant to the September 2020 Program, we may repurchase up to 300,000 shares of our common stock. At September 30, 2020, we had 213,075 shares of common stock authorized for repurchase remaining under the September 2020 Program. Subsequent to September 30, 2020, we repurchased an additional 113,075 shares under the September 2020 Program at a cost of $4.4 million. On October 28, 2020, our Board terminated the September 2020 Program and replaced it with a new share repurchase program with an effective date of November 10, 2020 (the "November 2020 Program"). Pursuant to the November 2020 Program, we may, from time to time until February 18, 2021, repurchase up to 500,000 shares of our common stock. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Shares repurchased	263	55
Cost of shares repurchased	$9,822	$1,741
Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.
Note 13 — Long-lived Tangible Assets
Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	September 30, 2020	December 31, 2019
United States	$16,327	$19,938
People's Republic of China	61,320	67,625
Mexico	20,624	16,644
All other countries	4,956	6,351
Total long-lived tangible assets	$103,227	$110,558
Note 14 — Stock-Based Compensation
Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Cost of sales	$36	$37	$146	$102
Research and development expenses	287	315	811	809
Selling, general and administrative expenses:
Employees	1,555	1,866	4,695	5,005
Outside directors	382	309	1,202	802
Total employee and director stock-based compensation expense	$2,260	$2,527	$6,854	$6,718

Income tax benefit	$494	$509	$1,500	$1,385

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	745	$41.73
Granted	109	46.17
Exercised	—	—		$—
Forfeited/canceled/expired	—	—
Outstanding at September 30, 2020 (1)	854	$42.29	3.63	$3,853
Vested and expected to vest at September 30, 2020 (1)	854	$42.29	3.63	$3,853
Exercisable at September 30, 2020 (1)	634	$43.04	2.75	$3,048
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2020. This amount will change based on the fair market value of our stock.
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
As of September 30, 2020, we expect to recognize $2.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.
Restricted Stock
Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	310	$34.99
Granted	235	36.83
Vested	(150)	38.09
Forfeited	(6)	44.31
Non-vested at September 30, 2020	389	$34.75
As of September 30, 2020, we expect to recognize $10.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.9 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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
If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess would count toward aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants. At September 30, 2020, 275,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 225,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $340 million in goods and services from us during the period January 1, 2020 through December 31, 2021.
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
The FASB issued guidance in November 2019 that clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense be recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and, accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. Through September 30, 2020, none of the warrants had vested for the two-year period beginning January 1, 2020.
The assumptions we utilized in the Black-Scholes option pricing model and the resulting grant-date fair value of the warrants as of January 1, 2020 were the following:

Fair value	$17.19
Price of Universal Electronics Inc. common stock	$52.21
Risk-free interest rate	1.62%
Expected volatility	48.86%
Expected life in years	3.00

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Prior to the adoption of the new guidance on January 1, 2020, we adjusted the estimated weighted average fair value of the warrants each period. The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fair value	$16.78	$16.78
Price of Universal Electronics Inc. common stock	$51.09	$51.09
Risk-free interest rate	1.56%	1.56%
Expected volatility	47.82%	47.82%
Expected life in years	3.25	3.25
The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Reduction to net sales	$187	$711	$525	$1,381
Income tax benefit	$47	$177	$131	$345
We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate estimated fair value of the warrants is recognized as a reduction to revenue over the related two-year vesting period. At September 30, 2020, the aggregate unrecognized estimated fair value of warrants we estimate will vest was $0.8 million.
Note 16 — Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net gain (loss) on foreign currency exchange contracts (1)	$(72)	$368	$(523)	$(8)
Net gain (loss) on foreign currency exchange transactions	(1,525)	(689)	(865)	(662)
Other income	(49)	173	125	244
Other (expense), net	$(1,646)	$(148)	$(1,263)	$(426)

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Note 17 — Earnings (Loss) Per Share
Earnings (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2020	2019	2020	2019
BASIC
Net income (loss)	$6,168	$2,669	$26,414	$(3,397)
Weighted-average common shares outstanding	13,928	13,894	13,935	13,861
Basic earnings (loss) per share	$0.44	$0.19	$1.90	$(0.25)

DILUTED
Net income (loss)	$6,168	$2,669	$26,414	$(3,397)
Weighted-average common shares outstanding for basic	13,928	13,894	13,935	13,861
Dilutive effect of stock options, restricted stock and common stock warrants	277	276	254	—
Weighted-average common shares outstanding on a diluted basis	14,205	14,170	14,189	13,861
Diluted earnings (loss) per share	$0.43	$0.19	$1.86	$(0.25)
The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Stock options	511	382	494	436
Restricted stock awards	—	9	18	89
Performance-based warrants	275	175	275	175

Note 18 — Derivatives
The following table sets forth the total net fair value of derivatives:

	September 30, 2020				December 31, 2019
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$153	$—	$153	$—	$(172)	$—	$(172)
We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.1 million and a net pre-tax gain of $0.4 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, we had a net pre-tax loss of $0.5 million and $8.0 thousand, respectively (see Note 16).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2020	USD/Chinese Yuan Renminbi	CNY	$37.0	6.8297	$210	October 30, 2020
September 30, 2020	USD/Euro	USD	$26.0	1.1685	$(87)	October 30, 2020
September 30, 2020	USD/Brazilian Real	USD	$1.5	5.5368	$24	October 30, 2020
September 30, 2020	USD/Mexican Peso	USD	$2.6	22.1285	$6	October 30, 2020
December 31, 2019	USD/Chinese Yuan Renminbi	USD	$35.0	6.9867	$100	January 23, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.5	4.0560	$(6)	January 24, 2020
December 31, 2019	USD/Euro	USD	$28.0	1.1133	$(253)	January 24, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.7	4.0870	$(13)	January 24, 2020
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.
Overview
We design, develop, manufacture and ship control and sensor technology solutions and a broad line of pre-programmed and universal control products, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the consumer electronics, subscription broadcast, home entertainment, automation, security, hospitality and climate control markets. Our offerings include:
•easy-to-use, pre-programmed universal infrared ("IR") and radio frequency ("RF") remote controls that are sold primarily to subscription broadcast providers (cable, satellite and Internet Protocol television ("IPTV") and Over the Top services), original equipment manufacturers ("OEMs"), retailers, and private label customers;
•integrated circuits, on which our software and universal device control database is embedded, sold primarily to OEMs, subscription broadcast providers, and private label customers;
•software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, audio systems, smartphones, tablets, game controllers and other consumer electronic devices to wirelessly connect and interact with home networks and interactive services to control and deliver digital entertainment and information;
•intellectual property, which we license primarily to OEMs, software development companies, private label customers, and subscription broadcast providers;
•proprietary and standards-based RF sensors designed for residential security, safety and automation applications;
•wall-mount and handheld thermostat controllers and connected accessories for intelligent energy management systems, primarily to OEM customers as well as hospitality system integrators; and
•AV accessories sold, directly and indirectly, to consumers.
Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes over 12,000 brands comprising over 920,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee, and Home Network or Cloud Control.
This device knowledge graph is backed by our unique device fingerprinting technology, which includes nearly 6.9 million unique device fingerprints across both AV and smart home devices.
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
We have developed a comprehensive patent portfolio of over 580 issued and pending U.S. patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.
We operate as one business segment. We have 2 domestic subsidiaries and 25 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico, the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain and the United Kingdom.
To recap our results for the three months ended September 30, 2020:
•Net sales decreased 23.5% to $153.5 million for the three months ended September 30, 2020 from $200.7 million for the three months ended September 30, 2019.
•Our gross margin percentage increased to 28.8% for the three months ended September 30, 2020 from 23.2% for the three months ended September 30, 2019.
•Operating expenses, as a percentage of net sales, increased to 22.1% for the three months ended September 30, 2020 from 20.2% for the three months ended September 30, 2019.

•Our operating income increased to $10.2 million for the three months ended September 30, 2020 from $6.1 million for the three months ended September 30, 2019. Our operating income percentage increased to 6.7% for the three months ended September 30, 2020 from 3.0% for the three months ended September 30, 2019.
•Income tax expense decreased to $2.2 million for the three months ended September 30, 2020 from $2.5 million for the three months ended September 30, 2019.
Our strategic business objectives for 2020 include the following:
•continue to develop and market the advanced remote control products and technologies that our customer base is adopting;
•continue to broaden our home control and automation product offerings;
•further penetrate international subscription broadcast markets;
•acquire new customers in historically strong regions;
•increase our share with existing customers; and
•continue to seek acquisitions or strategic partners that complement and strengthen our existing business.
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
COVID-19 Impact
The COVID-19 pandemic has caused, and is expected to continue to cause, a global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As COVID-19 has spread to other jurisdictions and has been declared a global pandemic, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain COVID-19 are continuing to evolve globally. In response, we have created a COVID-19 taskforce, which includes a cross-functional group of senior level executives, to manage and respond to the everchanging health and safety requirements across the globe and communicate our response to the pandemic to our global factory and office leaders.
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
We anticipate that these actions and the global health crisis caused by COVID-19 will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted for the remainder of 2020 given the global reach and economic impact of COVID-19 and the various quarantine and social distancing measures put in place to contain the spread of COVID-19. We have also seen some disruptions in our supply chain that, if continued, may cause us difficulty in fulfilling customer orders. A closure of one of our factories for a sustained period of time would, in the short run, impact our ability to meet customer demand and would negatively impact our results.
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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2	76.8	72.7	79.2
Gross profit	28.8	23.2	27.3	20.8
Research and development expenses	5.0	4.0	5.0	3.8
Selling, general and administrative expenses	17.1	16.2	16.9	16.3
Operating income	6.7	3.0	5.4	0.7
Interest income (expense), net	(0.2)	(0.4)	(0.3)	(0.5)
Accrued social insurance adjustment	—	—	2.1	—
Other income (expense), net	(1.1)	0.0	(0.3)	(0.1)
Income (loss) before provision for income taxes	5.4	2.6	6.9	0.1
Provision for income taxes	1.4	1.3	1.1	0.6
Net income (loss)	4.0%	1.3%	5.8%	(0.5)%
Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
Net sales. Net sales for the three months ended September 30, 2020 were $153.5 million, a decrease of 23.5% compared to $200.7 million for the three months ended September 30, 2019. The decrease in net sales occurred primarily with our traditional home entertainment and security customers. The COVID-19 pandemic had an adverse effect on demand, which ultimately resulted in a decrease in net sales. We expect the COVID-19 pandemic to continue to negatively impact our net sales in the fourth quarter.
Gross profit. Gross profit for the three months ended September 30, 2020 was $44.2 million compared to $46.5 million for the three months ended September 30, 2019. Gross profit as a percentage of sales increased to 28.8% for the three months ended September 30, 2020 from 23.2% for the three months ended September 30, 2019. Gross profit as a percentage of sales was favorably impacted by a reduction in U.S. tariff expense, improved operational efficiencies in our Mexico-based manufacturing facility as it was no longer in a start-up phase, and an increase in royalty revenue as certain consumer electronic companies are embedding our technology in their devices. The potential impact of the COVID-19 pandemic on our gross profit as a percentage of net sales in future periods is unknown to us at this time; however, the temporary closure of any of our factories may result in excess manufacturing costs, additional tariffs if we were to import goods from China into North America and additional expenses to meet the demand of our customers.
Research and development ("R&D") expenses. R&D expenses remained relatively consistent at $7.7 million for the three months ended September 30, 2020 compared to $7.9 million for the three months ended September 30, 2019.
Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $26.2 million for the three months ended September 30, 2020 from $32.4 million for the three months ended September 30, 2019, primarily due to a reduction in incentive compensation expense and a decrease in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"). We also reduced certain discretionary expenses as a result of the COVID-19 pandemic and expect this to continue through the remainder of the year.
Interest income (expense), net. Net interest expense decreased to $0.3 million for the three months ended September 30, 2020 from $0.8 million for the three months ended September 30, 2019 as a result of a lower average quarterly loan balance and a lower interest rate.
Other income (expense), net. Net other expense was $1.6 million for the three months ended September 30, 2020 as a result of net foreign currency losses, compared to expense of $0.1 million for the three months ended September 30, 2019, as a result of net foreign currency losses.
Provision for income taxes. Income tax expense was $2.2 million for the three months ended September 30, 2020, representing an effective tax rate of 26.0% compared to an income tax expense of $2.5 million for the three months ended September 30, 2019, representing an effective tax rate of 48.6%. The decrease in the effective tax rate is due primarily to the U.S. incurring a larger pre-tax loss in 2019 which was not benefited because of the recording of a full valuation allowance.
Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
Net sales. Net sales for the nine months ended September 30, 2020 were $458.4 million, a decrease of 20.8% compared to $578.8 million for the nine months ended September 30, 2019. The decrease in net sales occurred primarily with our traditional home entertainment and security customers as we experienced supply, production and demand disruptions caused by the COVID-19 pandemic. Our China-based manufacturing facilities were delayed in re-opening after the Lunar New Year holiday, certain of our key suppliers were ordered to close by local authorities, and certain customers reduced order quantities. We expect the COVID-19 pandemic to negatively impact our net sales in the fourth quarter.
Gross profit. Gross profit for the nine months ended September 30, 2020 was $125.2 million compared to $120.3 million for the nine months ended September 30, 2019. Gross profit as a percent of sales increased to 27.3% for the nine months ended September 30, 2020 from 20.8% for the nine months ended September 30, 2019. Gross profit as a percent of sales was favorably impacted by a reduction in U.S. tariff expense, improved operational efficiencies in our Mexico-based manufacturing facility as it was no longer in a start-up phase, an increase in royalty revenue as certain consumer electronic companies are embedding our technology in their devices, and the strengthening of the U.S. Dollar versus the Chinese Yuan Renminbi and the Mexican Peso. Partially offsetting these favorable items are costs associated with the COVID-19 pandemic. Our China-based manufacturing facilities were delayed in re-opening after the Lunar New Year holiday and our Mexico-based manufacturing facility experienced a more than one-week closure during the second quarter of 2020. The potential impact of the COVID-19 pandemic on our gross profit as a percentage of net sales in future periods is unknown to us at this time; however, the temporary closure of any of our factories may result in excess manufacturing costs, additional tariffs if we were to import goods from China into North America and additional expenses to meet the demand of our customers.
Research and development expenses. R&D expenses increased 5.0% to $23.0 million for the nine months ended September 30, 2020 from $21.9 million for the nine months ended September 30, 2019 primarily due to our continued investment in the development of new products that enhance the user experience in home entertainment and home automation.
Selling, general and administrative expenses. SG&A expenses decreased to $77.4 million for the nine months ended September 30, 2020 from $94.6 million for the nine months ended September 30, 2019, primarily due to a reduction in incentive compensation expense, a decrease in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink and a decrease in freight costs. We also reduced certain discretionary expenses as a result of the COVID-19 pandemic and expect this to continue for the remainder of the year.
Interest income (expense), net. Net interest expense decreased to $1.3 million for the nine months ended September 30, 2020 from $3.1 million for the nine months ended September 30, 2019 as a result of a lower average loan balance and a lower interest rate.

Accrued social insurance adjustment. During the nine months ended September 30, 2019, we reversed approximately $9.5 million of accrued social insurance. In June 2018, we sold our Guangzhou entity via a stock deal and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance amount associated with the Guangzhou entity, which was approximately $9.5 million.
Other income (expense), net. Net other expense was $1.3 million for the nine months ended September 30, 2020, as a result of net foreign currency losses, compared to expense of $0.4 million for the nine months ended September 30, 2019, as a result of net foreign currency losses.
Provision for income taxes. Income tax expense was $5.3 million for the nine months ended September 30, 2020, representing an effective tax rate of 16.6%. During this period, we received two incentive tax refunds in China totaling approximately $1.1 million. In addition, we reversed a tax reserve of approximately $1.3 million that was no longer required. Income tax expense was $3.7 million for the nine months ended September 30, 2019 on pre-tax income of $0.4 million. This period includes significant losses not benefited in the U.S. as a result of a full valuation allowance and the net effect (expense) of a remeasurement of deferred taxes at our Yangzhou entity in China resulting from a lower tax rate that was achieved via the High Technology Exemption ("HTE") approval.
Liquidity and Capital Resources
Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2020	Increase (Decrease)	Nine Months Ended September 30, 2019
Cash provided by (used for) operating activities	$43,827	$3,906	$39,921
Cash provided by (used for) investing activities	(16,618)	741	(17,359)
Cash provided by (used for) financing activities	(30,913)	(11,832)	(19,081)
Effect of exchange rate changes on cash and cash equivalents	(3,452)	(1,493)	(1,959)
Net increase (decrease) in cash and cash equivalents	$(7,156)	$(8,678)	$1,522

(In thousands)	September 30, 2020	Increase (Decrease)	December 31, 2019
Cash and cash equivalents	$67,146	$(7,156)	$74,302
Working capital	135,679	23,383	112,296
Net cash provided by operating activities was $43.8 million during the nine months ended September 30, 2020 compared to $39.9 million during the nine months ended September 30, 2019. Net income was $26.4 million for the nine months ended September 30, 2020 compared to a net loss of $3.4 million for the nine months ended September 30, 2019. Accounts payable and accrued liabilities resulted in net cash outflows of $50.5 million during the nine months ended September 30, 2020 compared to cash inflows of $11.7 million during the nine months ended September 30, 2019, largely as a result of a significant decrease in inventories as well as payments relating to accrued compensation and contingent consideration. Inventories decreased by $30.5 million during the nine months ended September 30, 2020 compared to a decrease of $4.4 million during the nine months ended September 30, 2019 as a result of lower sales volume in 2020. Inventory turns were 3.4 turns at September 30, 2020 compared to 3.5 turns at September 30, 2019. Accounts receivable and contract assets decreased by $11.6 million during the nine months ended September 30, 2020 compared to an increase of $11.1 million during the nine months ended September 30, 2019 largely as a result of a decrease in net sales. Days sales outstanding were 75 days at September 30, 2020 compared to 67 days at September 30, 2019.
Net cash used for investing activities during the nine months ended September 30, 2020 was $16.6 million, of which $10.9 million and $5.3 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the nine months ended September 30, 2019 was $17.4 million of which $15.9 million and $1.5 million was used for capital expenditures and the development of patents, respectively.
Net cash used for financing activities was $30.9 million during the nine months ended September 30, 2020 compared to $19.1 million during the nine months ended September 30, 2019. The increase in cash used for financing activities was driven primarily by borrowing and repayment activity on our line of credit. During the nine months ended September 30, 2020 we had net repayments of $18.0 million compared to net repayments of $13.5 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, we repurchased 263,164 shares of our common stock at a cost of $9.8 million compared to our repurchase of 54,503 shares at a cost of $1.7 million during the nine months ended September 30, 2019. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 12 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$21,371	$6,933	$9,813	$3,458	$1,167
Purchase obligations (1)	2,767	2,767	—	—	—
Contingent consideration (2)	2,032	1,782	250	—	—
Total contractual obligations	$26,170	$11,482	$10,063	$3,458	$1,167

(1)Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.
(2)Contingent consideration consists of contingent payments related to our purchases of the net assets of Ecolink and RCS Control Systems, Inc. ("RCS").
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
Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$67,146	$74,302
Available borrowing resources	72,300	54,300
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
On September 30, 2020, we had $14.7 million, $15.0 million, $12.3 million, $16.8 million and $8.3 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2019, we had $16.8 million, $13.7 million, $21.7 million, $9.1 million, and $13.0 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.
Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2021. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at September 30, 2020.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.
Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at September 30, 2020 was 1.39%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of September 30, 2020, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.
At September 30, 2020, we had an outstanding balance of $50.0 million on our Credit Line and $72.3 million of availability.
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
Interest Rate Risk
We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.4 million annual impact on net income based on our outstanding Credit Line balance at September 30, 2020.
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
Foreign Currency Exchange Rate Risk
At September 30, 2020, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Mexican Peso, British Pound, Euro, Argentinian Peso, Brazilian Real, Indian Rupee, Japanese Yen and Philippine Peso. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Euro, Indian Rupee, Japanese Yen and Philippine Peso and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Argentinian Peso and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.
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
The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2020, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Mexican Peso, British Pound, Euro, Argentinian Peso, Brazilian Real, Indian Rupee, Japanese Yen and Philippine Peso relative to the U.S. Dollar fluctuate 10% from September 30, 2020, net income in the fourth quarter of 2020 would fluctuate by approximately $6.6 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Rule 13a-15(d) promulgated under the Exchange Act of 1934 (the "Exchange Act") defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets and has authored an economic slowdown. The COVID-19 pandemic and its associated economic uncertainty negatively impacted our sales volumes in the first nine months of 2020 in most geographic locations and across a variety of customers. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The measures we have taken to follow the COVID-19 guidelines from the Centers for Disease Control and Prevention ("CDC") and the various local governments where our facilities and operations are located concerning the health and safety of our personnel, have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
We further expect that the ultimate significance of the impact of the COVID-19 pandemic on our business will vary, but will generally depend on the extent of measures taken affecting day-to-day life and the length of time that such measures remain in place to respond to the COVID-19 pandemic. At this point, it is impossible to predict such extent and duration and the degree to which supply and demand for our products and services will be affected. This uncertainty makes it challenging for management to estimate with precision the future performance of our business.

The potential effects of the COVID-19 pandemic and other similar outbreaks include, but are not limited to, the following:
•Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, volatility in the financial markets may increase the cost of capital and/or limit its availability.
•Economic uncertainty as a result of the COVID-19 pandemic is expected to make it difficult for us and our customers and suppliers to accurately forecast and plan future business activities.
•The potential to weaken the financial position of some of our customers. If circumstances surrounding our customers' financial capabilities were to deteriorate, write-downs or write-offs may negatively affect our operating results and, if large, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
•As a result of governmental orders, we may experience disruptions in our manufacturing operations and in our supply chain in connection with the sourcing of materials from geographic areas that continue to be impacted by the COVID-19 pandemic and by efforts to contain its spread.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the three months ended September 30, 2020, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2020 - July 31, 2020	625	$46.29	—	175,127
August 1, 2020 - August 31, 2020	3,317	45.30	—	175,127
September 1, 2020 - September 30, 2020	86,948	37.23	86,925	213,075
Total	90,890	$37.59	86,925	213,075

(1)Of the repurchases in July, August, and September, 625, 3,317 and 23 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
(2)On September 17, 2020, we announced that our Board of Directors authorized a share repurchase program (the "September 2020 Program"), which replaced in its entirety the previous repurchase program in place prior to September 15, 2020. Pursuant to the September 2020 Program, we may repurchase up to 300,000 shares of our common stock. At September 30, 2020, we had 213,075 shares of common stock authorized for repurchase remaining under the September 2020 Program. Subsequent to September 30, 2020, we repurchased an additional 113,075 shares under the September 2020 Program at a cost of $4.4 million. On October 28, 2020, our Board terminated the September 2020 Program and replaced it with a new share repurchase program with an effective date of November 10, 2020 (the "November 2020 Program"). Pursuant to the November 2020 Program, we may, from time to time until February 18, 2021, repurchase up to 500,000 shares of our common stock. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Exchange Act.

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

Dated:	November 5, 2020	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)