Form 10-K
period 2020-12-31
UNIVERSAL ELECTRONICS INC
filed 2021-03-05
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $423,597,067 based upon the closing sale price of the Company's common stock as reported on the NASDAQ Stock Market for that date.
On March 3, 2021, 13,808,558 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2020 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2021.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2020.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

PART I
ITEM 1. BUSINESS

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

Our business is comprised of one reportable segment.

Sales

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. Our product and technology offerings include:

•easy-to-use, voice-enabled, automatically-programmed universal remote controls with two-way radio frequency ("RF") as well as infrared ("IR") remote controls, that are sold primarily to video service providers (cable, satellite, Internet Protocol television ("IPTV") and Over the Top ("OTT") services), original equipment manufacturers ("OEMs"), retailers, and private label customers;
•integrated circuits ("ICs"), on which our software and universal device control database is embedded, sold primarily to OEMs, video service providers, and private label customers;
•software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, audio systems, smart speakers, game controllers and other consumer electronic and smart home devices to wirelessly connect and interact with home networks and interactive services to control and deliver home entertainment, smart home services and device or system information;
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling real-time device identification and system control with billions of transactions per year in device and data management;
•intellectual property that we license primarily to OEMs, software development companies, private label customers, and video service providers;
•proprietary and standards-based RF sensors designed for residential security, safety and home automation applications;
•wall-mount and handheld thermostat controllers and connected accessories for intelligent energy management systems, primarily to OEM customers, as well as hotels and hospitality system integrators; and
•AV accessories sold, directly and indirectly, to consumers including universal remote controls, television wall mounts and stands and digital television antennas.

Distribution methods for our control solutions vary depending on the sales channel. We distribute remote control devices, ICs, home security sensors, connected thermostats and AV accessories directly to video and security service providers and OEMs, both domestically and internationally. We also distribute home security sensors and connected thermostats to pro-security installers and hospitality system integrators in the United States and Europe through a network of national and regional distributors and dealers.

Additionally, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries and direct to retailers in key markets, such as in the United States, United Kingdom, Germany, France, Spain, and Italy. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.

Our goal is to provide universal control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources and devices. QuickSet® ("QuickSet") is a software application that is currently embedded or enabled via a cloud service in over 550 million devices worldwide. QuickSet may be embedded in an AV device, set-top box, or other host device, or delivered as a cloud-based service to enable universal remote setup and control. QuickSet enables universal device control set-up using automated and guided on-screen instructions and a wireless two-way communication link between the remote and the QuickSet enabled device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal control set-up process and can enable other time-saving features. QuickSet utilizes data transmitted over HDMI or Internet Protocol ("IP") networks to automatically detect various attributes of the connected device and downloads the appropriate control codes and functions into the remote control without the need for the user to enter any additional information. With QuickSet, consumers switch easily between activities and reliably view their chosen content source with a single touch. A QuickSet user experience can be delivered via a tactile remote, touchscreen interface, on-screen graphical user interface or voice-enabled system. Licensees of QuickSet include service providers such as Comcast, Charter Communications, AT&T and Dish Network Corporation; smart TV manufacturers such as Sony Corporation, LG and Samsung; and leading game console manufacturers such as Microsoft Corporation on its Xbox One game system and Sony PlayStation on its PlayStation 5 remote control.

QuickSet Cloud is an end-to-end platform for discovery, control, and interaction with devices including rules and automation framework for a truly connected home experience. UEI has developed one of the largest knowledge graphs of devices on the market, enabling a broad array of connected device information to be collected. Through our QuickSet Cloud and QuickSet SDK delivery methods, we can offer the advantage of edge intelligence built in, as well as the benefits of a cloud-scalable solution.

Our technology pipeline has expanded to include an artificial intelligence platform, nevo.ai, that enables a digital assistant for the connected home with a natural language interface to allow interaction with devices within the home using QuickSet's underlying capabilities. For example, our newest product platform, Nevo Butler, offers a turnkey smart home hub with nevo.ai and QuickSet pre-integrated. Nevo Butler delivers a managed hardware with security built-in capable of supporting other digital assistants. We are engaged with several customers, across different channels, that are currently using our underlying technologies, such as our proprietary microcontrollers, nevo.ai and QuickSet in their devices.

We continue to evolve our hardware and software solutions by adding new features and capabilities to ensure added value. Through our cloud service platforms, QuickSet Cloud and nevo.ai, we also offer Interoperability as a Service, a managed Internet of Things ("IoT") service which ensures compatibility across the most common devices found in consumers' homes. Features are further expandable through enterprise integration with an ecosystem of third party partner services.

In 2018, we won a Technical & Engineering Emmy® Award from The National Academy of Television Arts & Sciences for our work relating to voice navigation technologies for discovering and interacting with TV content. We were selected for our excellence in engineering and creativity that has materially affected the television viewing experience. To date, we have shipped over 100 million voice-enabled RF remote controls in the home entertainment channel since our first deployment in 2015.

For the years ended December 31, 2020, 2019 and 2018, our sales to Comcast accounted for 20.1%, 15.9% and 17.6% of our net sales, respectively.

Markets and Competition

We continue to place significant emphasis on expanding our sales and marketing efforts to video service providers and home entertainment OEMs in Asia, Latin America and Europe. In the markets for video services we include cable, satellite, IPTV and OTT service providers. In recent years, we have seen a significant change in our markets with the rise of the direct-to-consumer streaming video apps that are enabled on smart TVs and streaming devices as well as advanced set-top boxes. This has resulted in a change in mix in our customer base, especially in the U.S., where our traditional customers in cable and satellite have been complimented with new customers in the digital media streaming domain. For example, during the fourth quarter of 2020, we announced an MFi-certified, AppleTV remote control for the Multichannel Video Programming Distributor ("MVPD") market allowing subscribers access to subscription-based channels through an OTT streaming platform, such as AppleTV.

Additionally, some of our current customers have successfully introduced media streaming services and expanded their footprint to new end-users. Tivo Stream, Comcast Flex and Dish Sling are examples of current customer offerings of these types of services.

At the same time, we have seen our markets in Home Entertainment OEM, and especially our smartTV OEMs, successfully upgrade to streaming service aggregators. The advanced TV interfaces on Smart TVs and related streaming devices offer platforms for personalized advertising and smart home services which is expected to ensure demand for our wireless and wired control products, microcontrollers and software technology.

Our principal competitors in the home entertainment market are Remote Solutions, Omni Remotes, SMK, Ohsung, Tech4Home and Ruwido. In the international retail and private label markets for wireless controls we compete primarily with the remote segment of Logitech and accessory trading and branding companies like Jasco and Hama, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the OEMs themselves and various wireless control manufacturers in Asia.

Leveraging our scale and expertise in low-power RF microcontrollers, we continue to pursue further penetration of the more traditional OEM consumer electronics markets as well as newer product categories in the smart home and IoT markets such as lighting, window coverings, and bathroom controllers. Customers in these markets integrate our connectivity and cloud-based solutions, services and technology into their products to enhance their consumer lifestyle ecosystems. Growth in these markets has been driven by the increasing demand for more energy efficient homes, consumer convenience and the increasing proliferation of connected devices.

In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. In the Do-It-Yourself ("DIY") residential security channel, we offer sensor-based products using industry standard Z-Wave® and ZigBee® protocols. In this market, we compete with offshore-based, original design and built-to-print hardware manufacturers, such as Leedarson. In the connected smart home market, we compete with the OEMs themselves as well as wireless manufacturers in North America, such as Nortek, and other original design manufacturers in Asia.

In the HVAC controller and thermostat market, we compete with regional specialists and global companies such as Honeywell, Johnson Control, Emerson, Schneider Electric, as well as Far East based OEM manufacturers such as Computime.

We compete in our markets on the basis of product quality, enhanced features, intellectual property, local design and development expertise, local development support and end-user support. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.

Our 28 domestic and international subsidiaries are the following:

•C.G. Development Ltd., established in Hong Kong;
•CG Mexico Distribution Co., S. de R.L. de C.V., established in Mexico;
•CG Mexico Remote Controls, S. de R.L. de C.V., established in Mexico;
•Ecolink Intelligent Technology, Inc.; established under the laws of Delaware;
•Enson Assets Ltd., established in the British Virgin Islands;
•Gemstar Polyfirst Ltd., established in Hong Kong;
•Gemstar Technology (Qinzhou) Co. Ltd., established in the People's Republic of China ("PRC");
•Gemstar Technology (Yangzhou) Co. Ltd., established in the PRC;
•Guangzhou Universal Electronics Service Co., Ltd., established in the PRC;
•One For All Argentina S.R.L., established in Argentina;
•One For All France S.A.S., established in France;
•One For All GmbH, established in Germany;
•One For All Iberia S.L., established in Spain;
•One For All UK Ltd., established in the United Kingdom;
•Qinzhou Universal Trading Co. Ltd., established in the PRC;
•RCS Technology, LLC; established under the laws of Delaware;
•UE Japan Ltd., established in Japan;
•UE Korea Ltd., established in South Korea;
•UE Singapore Pte. Ltd., established in Singapore;
•UEI Cayman Inc., established in the Cayman Islands;
•UEI Electronics Pte. Ltd., established in India;
•UEI Hong Kong Pte. Ltd., established in Hong Kong;
•Universal Electronics B.V., established in the Netherlands;
•Universal Electronics Italia S.R.L., established in Italy;

•Universal Electronics Trading Co., Ltd., established in the PRC;
•Universal Electronics Yangzhou Co. Ltd., established in the PRC;
•Universal Electronics do Brasil Ltda., established in Brazil; and
•Yangzhou Universal Trading Co. Ltd., established in the PRC.

Resources

Engineering

During 2020, our engineering efforts focused on the following:

•broadening our product portfolio;
•launching new embedded software solutions designed to simplify set-up and control features;
•modifying existing products and technologies to improve features and lower costs;
•maintaining existing products and relocating certain manufacturing to lower cost jurisdictions;
•formulating measures to protect our proprietary technology and general know-how;
•improving our control solutions software;
•updating our library of device codes to include codes for new features and devices introduced worldwide;
•creating innovative products that address consumer challenges in home entertainment control and security sensing; and
•optimizing, scaling and improving our cloud platform to deliver additional features and managed services to a large installed base of customer and end users.

During 2020, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around emerging RF technologies, such as Rf4CE, Bluetooth, Bluetooth Smart and WiFi. We also introduced a new service platform (UEI Virtual Agent) for easier device onboarding, identification and troubleshooting across our portfolio of control products.

Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for IR and RF communication and networking in the home. Because of the nature of research and development ("R&D") activities, there can be no assurance that any of our R&D projects will be successfully completed or ultimately achieve commercial success.
Intellectual Property and Technology

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our founding in 1986, we have compiled an extensive device control library that includes nearly 13,000 brands comprising over 930,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE), Z-Wave, IP, as well as Home Network and Cloud Control.

We have developed a broad portfolio of patented technologies and the industry's leading database of device setup and control software. We ship integrated circuits, on which our software and control code libraries are embedded and that connect to our cloud services, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers.

Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired Consumer Electronics Control ("CEC") and wireless IP control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for many home entertainment and automation devices in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and IoT devices. These control codes are captured directly from original control devices or from the manufacturer's written specifications to ensure the accuracy and integrity of the library. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products from our competitors.

This device knowledge graph is backed by our unique device fingerprinting technology which includes over 8.3 million unique device fingerprints across both AV and Smart Home devices.

Smart devices are becoming a more prevalent part of the home entertainment experience, and we offer several solutions to enable entertainment device control via a smart phone, tablet, smart TV or smart speaker or digital assistant. In our smart device control solutions, we offer the elements needed for device control ranging from IR and RF controller chips to device control libraries to graphical and voice user interfaces, as well as artificial intelligence systems that deliver context aware device interactions.

We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At the end of 2020, we had nearly 600 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.

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

Manufacturing and Supply

We currently own and operate vertically integrated manufacturing and assembly factories in the PRC, Mexico and Brazil, which allow us to produce in the regional markets and to scale our production to meet growing demand. In 2018, we began conversion of our Mexico refurbishment plant into a full manufacturing and assembly factory. This conversion was substantially completed by the third quarter of 2019. We also use third-party manufacturing partners in the Far East, such as Vietnam.

We utilize our own manufacturing plants and third-party manufacturers and suppliers primarily to produce our control and sensor products. In 2020, Qorvo International Pte Ltd. provided 14.2% of our total inventory purchases. In 2019 and 2018, no single supplier provided more than 10% of our total inventory purchases.

Even though we operate two factories in the PRC and manufacturing and assembly plants in Mexico and Brazil, we continue to evaluate additional contract manufacturers and sources of supply. During 2020, we utilized multiple contract manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources.

Our manufacturing process consists of plastic injection, keypad molding, coating or painting, surface mounting of printed circuit boards, assembly, software installation, functional testing, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Our manufacturing facilities are certified to the ISO 9001:2015 International Standard for quality management. Testing and quality control are applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers. Our factories in the PRC are certified to the ISO 14001 International Standard for environmental management systems. In addition, our manufacturing facilities in Yangzhou, PRC have also achieved ISO 45001 International Standard for safety and health management systems with one of the facilities successfully completing the Validated Audit Process with the Responsible Business Alliance ("RBA"). We are focused on reducing the impact of our operations on the environment; and our teams continue to examine practices and processes throughout our facilities to identify opportunities for greater efficiency. Each of our manufacturing facilities has standing policies and/or guidelines for the monitoring and management of energy consumption, and continually strives for reduction in electricity and water usage.

In addition to requiring observance to strict quality standards by our suppliers, we maintain and require our suppliers to adhere to a robust Global Supplier Code of Conduct, which is available on our website. As part of the initial qualification and ongoing audit process, our dedicated Global Supplier Quality Management Team examines a supplier's social and environmental responsiveness in areas such as labor practice, occupational health and safety, and environmental protection. Additionally, we are committed to a conflict-free mineral supply chain.

We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated system on a chip supplier dependence, we include microcontroller technology which incorporates non-volatile, reprogrammable flash memory in most of our products. Flash memory-based microcontrollers have shorter lead times than microcontrollers using other memory technologies and may be reprogrammed, if necessary. This allows us flexibility to use a given component on many different products, has the added benefit of potentially reducing excess and obsolete inventory exposure and allows us to update our product functionality in the field. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms.

We are also a large consumer of low-power, RF chips and modules that are used throughout our product portfolios, including many of our remotes, sensors and thermostats.

Government Regulation and Environmental Matters

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

We may also face significant costs and liabilities in connection with product take-back legislation. The European Union's Waste Electrical and Electronic Equipment Directive ("WEEE") makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Our European subsidiaries are WEEE compliant. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Brazil, the PRC, India and Japan.

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2020, 2019 and 2018, the costs incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings, financial condition or competitive position. In addition, during the same period, the costs incurred in complying with other applicable government regulations likewise did not materially affect our earnings, financial condition or competitive position. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.

We are committed to reducing and eliminating substances of concern from our products and manufacturing process. Our products distributed in the European Union are compliant with the RoHS (Restriction of Hazardous Substances Directive 2002/95/EC) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) directives. In other regions, we also need to comply with our customers' specific requirements relating to the non-use of certain hazardous substances in the products, which are typically equally or more stringent than the RoHS directive. We have a dedicated "Green Team" based in the PRC and in-house testing capability to ensure product compliance. At our manufacturing facilities, we are also committed to protecting our workers from exposure to hazardous substances under an established health and safety management system; for example, we strive to have our facilities be free of lead and the substances banned by RoHS. We also place great importance in strict compliance of local health and safety laws and regulations.

We strive to extend the useful life of our products and reduce our products' impact on the environment. For example, we deploy a low energy IR-engine in some of our products which can extend battery life regardless of the protocols utilized by the product. We also offer a robust product refurbishment program to our customers where we reclaim, refurbish and recycle pre-owned remote controls. Under this program, substantially all of the materials in a pre-owned remote control unit are reused or recycled; for example, used plastics and silicon are ground and reused in other products. We have also employed new master carton packing methods to increase shipping efficiency and reduce cardboard usage. Some of our manufacturing facilities are switching to the use of recycled solder. We are also looking for ways to reduce the use of single-use plastics in our products and packaging.

Human Capital

At December 31, 2020, we employed 3,839 members of staff across our worldwide facilities. Of this staff, 2,362 members are associated with our manufacturing and supply chain organizations in the PRC, Mexico and Brazil. In the PRC we are working with external agencies to recruit staff to support our production activities where 3,866 staff members are contracted through agency agreements. Beyond the manufacturing and supply chain organizations, 1,064 members of staff work in engineering and R&D, 109 work in sales and marketing, 33 work in consumer service and support and 271 work in executive and administrative functions.

We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ. Talent management is critical to our ability to execute our long-term growth strategy, and we utilize both internal human resource personnel and external recruiting firms to identify and attract talent. Through our history of technological innovation, we appreciate the importance of retention, growth and development of our employees. Due to the nature of our activities, we tend to heavily invest in engineering capital, employing highly skilled and specialized engineers and technicians in the areas of electronics, RF design, software, cloud, mechanical, industrial design, manufacturing and quality disciplines.

Our staff is located around the globe at different office and development locations. Our R&D locations are as follows:

•advanced engineering, architecture and cloud teams are located in Santa Ana, California, and Scottsdale, Arizona;
•cloud architecture, software and service teams are located in Santa Ana and San Mateo, California;
•sensor engineering and R&D teams are located in Carlsbad, California;
•connected thermostat engineering and R&D teams are located in Poway, California;
•hardware engineering teams are located in Panyu and Suzhou in the PRC; and
•software, firmware and device database teams are located in Bangalore, India.

Next to these specialized centers of excellence, we employ engineering, sales and marketing and support staff in many of our regional offices in the United States, The Netherlands, Hong Kong, Brazil, India, Japan, Korea and Mexico.

We continue to be committed to an inclusive culture that values equality, opportunity and respect. We have an active policy and Code of Conduct covering diversity, inclusion, anti-discrimination and corporate social responsibility across all our facilities, and we encourage our suppliers to do the same. During the COVID-19 pandemic, we established a proactive steering committee to monitor, support and ensure the safety and health of all of our staff around the globe.

Labor unions represent approximately 44.8% of our 3,839 employees at December 31, 2020. Some unionized workers, employed in Monterrey, Mexico, are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Other unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.

Seasonality
Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2021.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 21" for further details regarding our quarterly results.

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers on March 5, 2021:

Name	Age	Position
Paul D. Arling	58	Chairman of the Board and Chief Executive Officer
Bryan M. Hackworth	51	Senior Vice President and Chief Financial Officer
Ramzi S. Ammari	55	Senior Vice President, Corporate Planning and Strategy
David Chong	59	Executive Vice President, Asia
Richard A. Firehammer, Jr.	63	Senior Vice President, General Counsel and Secretary
Menno V. Koopmans	45	Senior Vice President, Global Sales
Joseph E. Miketo	64	Senior Vice President, Operations

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2020 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2021 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wall covering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. Mr. Arling received his Bachelor of Science and Master of Business Administration from The Wharton School of the University of Pennsylvania.

Bryan M. Hackworth is our Senior Vice President and Chief Financial Officer. He was promoted to Chief Financial Officer in August 2006. Mr. Hackworth joined us in June 2004 as Corporate Controller and subsequently assumed the role of Chief Accounting Officer in May 2005. Before joining us in 2004, he spent five years at Mars, Inc., a privately held international manufacturer and distributor of consumer products and served in several financial and strategic roles. Prior to joining Mars, Inc., Mr. Hackworth spent six years at Deloitte & Touche LLP as an auditor, specializing in the manufacturing and retail industries. Mr. Hackworth is a certified public accountant (inactive) in the state of California and holds a Bachelor of Arts in Economics from University of California, Irvine.

Ramzi S. Ammari is our Senior Vice President, Corporate Planning and Strategy. He joined us in June 1997 as a Project Manager and has held various positions of increasing responsibility within our organization until being named to his current position in October 2013. He has global responsibility for the company's technology innovation roadmap; driving new product initiatives; directing and implementing strategic partnerships, joint ventures and acquisitions; and recommending new avenues for business creation. Prior to joining us, Mr. Ammari worked at Mitsubishi Consumer Electronics of America for four years as Business Planning Manager where he was responsible for introducing the first flat-screen plasma display panel television for the North America market. He received his Bachelor of Science, Engineering degree in 1989 and, subsequently, a Master of Business Administration from University of California, Irvine in 1993.

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

Richard A. Firehammer, Jr., Esq. is our Senior Vice President, General Counsel and Secretary. He joined us in October 1993 as General Counsel. He became our Secretary in February 1994. He was our Vice President from May 1997 until August 1998, and served as counsel to us from September 1998 until February 1999, at which time he was promoted to his current position. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He received his Bachelor of Science in Accounting from Indiana University and a Juris Doctor degree from Whittier College School of Law. Mr. Firehammer is also a certified public accountant (inactive).

Menno V. Koopmans is our Senior Vice President, Global Sales. He served as Managing Director, EMEA from 2018 to August 2019 when he was promoted to his current position. From 2014 to the end of 2017, he was our Senior Vice President for subscription broadcasting business in Europe and India where he led the customer transition into smart remote controls. From 2005 until 2013, he was the head of our worldwide consumer business and our One For All® brand. Prior to joining us, Mr. Koopmans worked at Mars, Sony Europe and Royal Philips Electronics in different product, marketing and sales management roles in both fast-moving consumer goods and durable consumer goods categories. Mr. Koopmans received his Master in Science of Business Administration from Erasmus University in Rotterdam, The Netherlands.

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

Risks and Uncertainties

We are subject to various risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition which make an investment in our securities risky. You should understand that these risks could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. In addition, these risks could cause results to differ materially from those we express in forward-looking statements contained in this report or in other Company communications, including those we file from time to time with the SEC. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

Risks Relating to the COVID-19 Pandemic

The global spread of the COVID-19 pandemic has been and continues to be a complex and rapidly-evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have and will continue to impact our business, operations, and financial results. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the COVID-19 pandemic (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact the COVID-19 pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing, and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As the COVID-19 pandemic has spread to other jurisdictions and has been declared a global pandemic, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain the COVID-19 pandemic are continuing to evolve globally. In response, we have created a COVID-19 task force, which includes a cross-functional group of senior-level executives, to manage and respond to the everchanging health and safety requirements across the globe and communicate our response to the pandemic to our global factory and office leaders.

Local government mandates required us, in the first quarter of 2020, to keep our China factories closed for a period of approximately two weeks beyond the end of the Chinese Lunar New Year. Our Mexico factory was closed for more than one week due to local health ordinance requirements during the second quarter of 2020. As a part of our response to this pandemic, our COVID-19 task force has developed and we have implemented additional safety measures for all factory employees across the globe, including temperature scans upon entry, hand sanitizer stations located throughout the facilities, mandatory mask wearing, social distancing measures in gathering places and restricting all visitor access. All factories are up to or near labor capacity as of the issuance of this report.

We have also taken measures to safeguard the health and well-being of our employees in our office locations throughout the world, including implementing work from home arrangements and a moratorium on all travel, except where essential and approved in advance. We have implemented enhanced safety measures upon the reopening of our office locations, including more frequent office sanitation, temperature scans upon arrival, mandatory mask wearing, additional hand sanitizer locations, social distancing measures throughout locations and restricted visitor access. The reopening of our offices continues to follow suggested guidelines by the Centers for Disease Control and Prevention, the World Health Organization, and local governmental orders and recommendations. The continued safety and welfare of our employees will remain at the forefront of all decision-making.

We anticipate that restrictions enacted as a result of and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted into, at least, the first half of 2021 given the global reach and economic impact of the COVID-19 pandemic and the various quarantine and social distancing measures put in place to contain the spread of COVID-19. We have also seen some disruptions in our supply chain that, if continued, may cause us difficulty in fulfilling customer orders. A closure of one of our factories for a sustained period of time would, in the short run, impact our ability to meet customer demand and would negatively impact our results.

We will continue to actively monitor the situation and may take further actions altering our business operations as necessary or as required by federal, state, or local authorities. The potential effects of any such alterations or modifications may have a material adverse impact on our business during 2021. Even after the COVID-19 pandemic subsides or effective treatments or vaccines become available, our business, markets, growth prospects and business model could be materially impacted or altered.

Risks Relating to Operations

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

Technology Changes in Wireless Control and Sensing
We currently derive substantial revenue from the sale of wireless remote controls, sensors and home automation products based on IR and RF and other technologies. Other control technologies exist or may be developed that may compete with this technology. In addition, we develop and maintain our own database of IR and RF codes. There are other IR and RF libraries offered by companies that we compete within the marketplace. The advantage that we may have compared to our competitors is difficult to measure. In addition, if competing wireless control and sensing technology and products gain acceptance and start to be integrated into home electronics devices and home security and automation products that are currently utilizing our remote controllers and sensors, demand for our products may decrease, resulting in decreased operating results, financial condition, and cash flows.

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

Dependence upon New Product Introduction
Our ability to remain competitive in the video services, consumer electronics, security, home automation, climate control and home appliance markets will depend considerably upon our ability to successfully identify new product opportunities, as well as develop and introduce these products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful at developing and marketing new products or enhancing our existing products, or that these new or enhanced products will achieve consumer acceptance and, if achieved, will sustain that acceptance. In addition, there can be no assurance that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, may have a material adverse effect on our operating results, financial condition and cash flows. In addition, the introduction of new products may require significant expenditures for R&D, tooling, manufacturing processes, inventory and marketing. In order to achieve high-volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities. We cannot be certain that we will recover the costs we incurred in developing new products, investing in inventory, to expand our production capabilities, or that those new products will be successful.

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

Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our wireless control products, AV accessory products, and proprietary technologies to video service providers, OEMs, retailers and private label customers. We also supply our products to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide.

While we generally have a broad and varied customer base, during the years ended December 31, 2020, 2019 and 2018, Comcast accounted for sales totaling more than 10% of our net sales. In addition to this customer, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large individual customers, or our inability to maintain order volume with these customers, may have an adverse effect on our sales, operating results, financial condition and cash flows.

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

Disruptions Caused by Labor Disputes or Organized Labor Activities Could Materially Harm our Business and Reputation
Currently, approximately 1,700 of our Brazil and Mexico employees are represented by labor unions. Disputes with the current labor unions or new union organizing activities could lead to production slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to some of our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.

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

The home security and automation industry is highly fragmented and subject to significant competition and pricing pressures. In particular, the monitored security industry providers have highly recognized brands which may drive increased awareness of their security/automation offerings rather than ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing and promotional resources which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In addition, video service providers have expanded into the monitored security industry and are bundling their existing offerings with monitored security services. We also face competition from DIY companies that are increasingly providing products which enable customers to self-monitor and control their environments without third-party involvement. Further, DIY providers may also offer professional monitoring with the purchase of their systems and equipment or new IoT devices and services with automated features and capabilities that may be appealing to customers. Continued pricing pressure, improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business.

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

Risks Relating to Regulation and Legal

Significant Developments From Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect On Us
The U.S. government implemented additional tariffs on certain goods imported from the PRC. We manufacture a substantial amount of our products in the PRC and are presently subjected to these additional tariffs and will remain so until the tariff lists are altered. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

As a result of these tariffs and other governmental action, we moved production of many of our products destined for U.S. to Mexico and a third-party manufacturing partner outside of the PRC. This transition was substantially completed by the third quarter of 2020.

Policy Changes Affecting International Trade Could Adversely Impact the Demand for Our Products and Our Competitive Position
Due to the international scope of our operations, changes in government policies on foreign trade and investment may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business may benefit from free trade agreements. Efforts to withdraw from or substantially modify such agreements or the implementation of more restrictive trade policies such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flow and that of our customers, vendors and suppliers.

Additionally, the United Kingdom's exit from the European Union has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom's future relationship with the European Union will be, it is possible there will be greater restrictions on imports and exports between the United Kingdom and the European Union and increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.

Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Our international operations, and resulting revenues, continue to grow, making up a significant part of our current business and future strategic plans. Additionally, we operate factories in the PRC, Brazil and Mexico, engineering centers in India, Korea and Japan and rely on third-party manufacturers located in Asia. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, and as such we are subject to a variety of taxes in the U.S. (federal, state, and local) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, and changes in our deferred tax assets and liabilities and their valuation. Significant judgment is required in evaluating and estimating our tax expense and liabilities. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

We are also currently subject to tax controversies in various jurisdictions, and these jurisdictions may assess additional tax liabilities against us. Developments in an audit, investigation, or other tax controversy could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.

Failure by Our International Operations to Comply With Anti-Corruption Laws or Trade Sanctions Could Increase Our Costs, Reduce Our Profits, Limit Our Growth, Harm Our Reputation, or Subject Us to Broader Liability
We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the U.K. Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties and do business in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the U.S. Office of Foreign Assets Control and the U.S. Department of Commerce, and other U.S. government agencies, and authorities in other countries where we do business. Our compliance programs and internal control policies and procedures may not prevent conduct that is prohibited under these rules. The United States or other countries may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business or damage our reputation or result in lawsuits or regulatory actions being brought against us or our officers or directors. In addition, the operation of these laws and regulations or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities or limit certain business operations that would otherwise support growth.

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

We are Exposed to Greater Risks of Liability for Omissions or System Failures
If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged security system failure, he or she (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because some of our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. While our customer contracts contain a series of risk-mitigation provisions that are aimed at limiting our liability and/or limiting a claimant's ability to pursue legal action against us, in the event of litigation with respect to such matters it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Risks Relating to Finance

Growth Projections
Management has made projections required for the preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") regarding future events and the financial performance of the Company, including those involving:

•the benefits the Company expects as a result of the development and success of products and technologies, including new products and technologies;
•the benefits expected by conducting business in Asian and Latin American markets, without which, we may not be able to recover the costs we incur to enter into such markets;
•new contracts with new and existing customers and new market penetrations;
•the expected continued adoption of the Company's technologies in gaming consoles, mobile devices, and other home entertainment and control devices;
•the expected continued growth in digital TVs, DVRs, PVRs and overall growth in the Company's industry;
•the impact competitors and OTT providers may have on our business; and
•the effects we may experience due to current global and regional economic conditions.

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

Fluctuations in Foreign Currency Exchange Rates or Interest Rates May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our non-U.S. business are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our Financial Statements. As a result, changes between the foreign exchange rates and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our non-U.S. operations increases. We actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, by entering into foreign exchange hedging agreements with financial institutions to reduce exposures to some of the principal currencies, but these efforts may not be successful. These hedging agreements also do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

In addition, under the Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), we may elect to pay interest on the revolving line of credit ("Credit Line") based on LIBOR or a base rate as specified in the Second Amended Credit Agreement. LIBOR is subject to recent national, international and other regulatory guidance and proposals for reform. These reforms have resulted in plans to phase out and eventually replace LIBOR. On November 30, 2020, the Financial Conduct Authority, which regulates LIBOR, announced it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publications of the remaining tenors immediately after June 30, 2023. On January 7, 2021, we executed an amendment to our Second Amended Credit Agreement which defines the Secured Overnight Financing Rate ("SOFR") as the replacement benchmark for LIBOR upon its phase out. The calculation of interest rates under the SOFR replacement benchmarks could negatively impact our business and financial results. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

•require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•increase our vulnerability to adverse economic or industry conditions;
•limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or
•place us at a competitive disadvantage compared to businesses in our industry that have less debt.

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

Risks Relating to Our Stock

The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations may continue. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to product and technology development, relationships with new and existing customers, litigation and other legal proceedings in which we are involved and intellectual property impacting us or our business;
•announcements concerning strategic transactions, such as spin-offs, joint ventures and acquisitions or divestitures;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•investor perceptions as to the likelihood of achievement of near-term goals;
•changes in market share of significant customers;
•changes in operating performance and stock market valuations of other technology or content providing companies generally; and
•market conditions or trends in our industry or the economy as a whole.

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

Future Sales of Our Equity May Depress the Market Price of Our Common Stock
We have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock may be negatively affected. Further, due to our historically low trading volumes, such large stockholders may not be able to sell the number of shares they wish to sell and/or in the time frame in which they wish to sell. Moreover, while such large stockholders are attempting to sell their shares, other stockholders may not be able to sell their shares at the price and time that such other stockholders desire due to the low trading volumes of our stock. Additionally, in March 2016, we issued common stock purchase warrants to Comcast to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (the third two-year period commenced on January 1, 2020 and ends on December 31, 2021) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. To the extent that the warrants vest and Comcast exercises the warrants and sells any of the shares of common stock issuable upon exercise, or the perception that such sales may occur, could adversely affect the market price and/or trading volume of our common stock. Based upon the volume of goods and services purchased by Comcast during the first and second two-year period which ended on December 31, 2017 and December 31, 2019, Comcast vested in 275,000 of the warrants.

Approved Stock Repurchase Programs May Not Result in a Positive Return of Capital to Stockholders
Periodically, our Board approves programs to repurchase our common stock based upon an assessment of the then current value as compared to the then trading ranges and investor analyst reports. Also considered in this decision is the effect any such repurchases may have on our cash balances and needs, cash flow, and short- and long-term borrowing. Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to our and these companies' operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock's price at a given point in time. While we believe our stock price should reflect expectations of future growth and profitability, we also believe our stock price should reflect expectations that our share repurchase program will be fully consummated even though our share repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet expectations related to future growth, profitability, share repurchases or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence.

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

General Risks

Economic Downturns and Other Global, National, and Regional Conditions May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Because we conduct our business on a global platform, our business is sensitive to global and regional business and economic conditions. Adverse changes in global, national, regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical conditions impact our activities. Such conditions in the United States and worldwide may impact our business due to weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, travel advisories, disruptions in travel, and concerns over disease, violence, war, or terrorism may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could also adversely affect demand for some of our products and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.

Global economic uncertainty continues to exist. The continuation or worsening of the global economic downturn may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.

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

Risks Relating to Natural or Man-Made Disasters, Contagious Disease, Violence, or War May Cause Increases in the Cost of Raw Materials and Energy which May Adversely Affect Our Earnings or Cash Flow
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. So called "Acts of God," such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we lease and/or own properties and equipment or manage our business, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 pandemic, any one or more of these events could disrupt raw material and fuel supplies and increase our costs, reduce our ability to manufacture and supply our products, and/or increase our operating costs, all of which could adversely affect our earnings or cash flows and profits. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. In recent years, some raw material and energy prices have increased, particularly silicon and plastic packaging. The cost of raw materials and energy has in the past experienced, and likely will in the future continue to experience, periods of volatility.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Our global headquarters is located in Scottsdale, Arizona. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Scottsdale, Arizona	Corporate headquarters, engineering, research and development	25,106	Leased, expires February 27, 2027
Carlsbad, California	Engineering, research and development	30,758	Leased, expires November 30, 2022
Poway, California	Engineering, research and development	7,891	Leased, expires December 31, 2021
San Mateo, California	Engineering, research and development	5,998	Leased, expires January 31, 2024
Santa Ana, California	Engineering, research and development	36,184	Leased, expires October 31, 2022
Bangalore, India (1)	Engineering, research and development	21,326	Leased, expired November 30, 2020
Suzhou, PRC	Engineering, research and development	5,705	Leased, expires December 31, 2023
Hong Kong, PRC	Asian headquarters	6,550	Leased, expires July 31, 2022
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 29, 2024
Guangzhou, PRC	Service center	26,850	Leased, expires April 14, 2023
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2022
Monterrey, Mexico	Manufacturing facility	101,571	Leased, expires September 30, 2023
Monterrey, Mexico	Manufacturing facility	145,185	Leased, expires July 29, 2025
Qinzhou, PRC	Manufacturing facility	286,118	Leased, expires May 31, 2023
Qinzhou, PRC	Manufacturing facility	398,269	Leased, expires February 28, 2022
Qinzhou, PRC	Manufacturing facility	248,448	Leased, expires October 31, 2025
Yangzhou, PRC (2)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025

(1)Lease expired on November 30, 2020. We are currently leasing the facility on a month-to-month basis, pending the finalization of a new lease.
(2)Private ownership of land in mainland PRC is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. These facilities were developed on land which we lease from the PRC government.

In addition to the facilities listed above, we lease space in various international locations, primarily for use as sales offices.

Upon expiration of our facilities leases, we believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.

We currently believe that our manufacturing, engineering, and research and development facilities are suitable and adequate for our continued needs. We will continue to assess the suitability and adequacy of these facilities to meet both our current needs, as well as our expected future requirements.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 8" for additional information regarding our obligations under leases.

ITEM 3. LEGAL PROCEEDINGS

We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies — Litigation" is incorporated by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. Our stockholders of record on March 3, 2021 numbered 135. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.

Purchases of Equity Securities

The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 - October 31, 2020	113,700	$38.67	113,075	100,000
November 1, 2020 - November 30, 2020	3,004	44.12	—	500,000
December 1, 2020 - December 31, 2020	63,935	52.04	—	500,000
Total	180,639	$43.49	113,075

(1)Of the repurchases in October, November, and December, 625, 3,004 and 63,935 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy option cost and tax withholding obligations in connection with stock option exercises and the vesting of restricted shares.

(2)On October 28, 2020, our Board of Directors authorized a new share repurchase program (the "November 2020 Program"), which replaced in its entirety the Company's previous repurchase program in place prior to October 28, 2020. Pursuant to the November 2020 Program, we may, from time to time until February 18, 2021, repurchase up to 500,000 shares of our common stock. At December 31, 2020, we had 500,000 shares of common stock authorized for repurchase remaining under the November 2020 Program. On February 11, 2021, our Board approved a new share repurchase program with an effective date of February 23, 2021 (the "February 2021 Program"). Pursuant to the February 2021 Program, we may, from time to time until May 6, 2021, repurchase up to 300,000 shares of our common stock. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Exchange Act.

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" under the caption "Equity Compensation Plan Information".

Performance Chart

The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five-year period ended December 31, 2020. The comparison assumes that $100 was invested on December 31, 2015 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

# Comparison of Stockholder Returns of Universal Electronics Inc., S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Universal Electronics Inc.
S&P Small Cap 600
NASDAQ Composite
Peer Group Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Universal Electronics Inc.	$100	$126	$92	$49	$102	$102
S&P Small Cap 600	$100	$125	$139	$126	$152	$167
NASDAQ Composite Index	$100	$108	$138	$133	$179	$257
Peer Group Index (1)	$100	$141	$182	$174	$209	$346
(1)     Companies in the Peer Group Index are as follows: Xperi Corporation (formerly TiVo Corporation), Logitech International, Dolby Laboratories, Inc., and VOXX International Corp.

The information presented above is as of December 31, 2015 through December 31, 2020. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information below is not necessarily indicative of the results of future operations and should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and the Consolidated Financial Statements and notes thereto included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", of this Form 10-K, which are incorporated herein by reference, in order to further understand the factors that may affect the comparability of the financial data presented below.

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Net sales	$614,680	$753,477	$680,241	$695,790	$651,371
Operating income (loss)	$37,267	$15,315	$(1,665)	$10,670	$25,397
Net income (loss) attributable to Universal Electronics Inc.	$38,572	$3,630	$11,924	$(10,323)	$20,354
Earnings (loss) per share attributable to Universal Electronics Inc.:
Basic	$2.78	$0.26	$0.85	$(0.72)	$1.41
Diluted	$2.72	$0.26	$0.85	$(0.72)	$1.38
Shares used in computing earnings (loss) per share:
Basic	13,893	13,879	13,948	14,351	14,465
Diluted	14,166	14,109	14,060	14,351	14,764
Cash dividends declared per common share	—	—	—	—	—
Gross profit	28.7%	22.6%	20.8%	23.8%	25.2%
Operating expenses as a % of net sales	22.6%	20.6%	21.1%	22.3%	21.3%
Operating margin (deficit)	6.1%	2.0%	(0.2)%	1.5%	3.9%
Net income (loss) as a % of net sales	6.3%	0.5%	1.8%	(1.5)%	3.1%
Return on average assets	7.2%	0.6%	2.0%	(1.8)%	4.0%

	December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Working capital	$147,333	$112,296	$100,597	$74,362	$108,291
Ratio of current assets to current liabilities	1.8	1.4	1.4	1.2	1.5
Total assets	$510,290	$564,159	$555,596	$608,430	$521,036
Cash and cash equivalents	$57,153	$74,302	$53,207	$62,438	$50,611
Line of credit	$20,000	$68,000	$101,500	$138,000	$49,987
Stockholders' equity	$313,301	$274,399	$262,960	$253,549	$280,510
Book value per share (1)	$22.75	$19.68	$19.03	$18.04	$19.28
Ratio of liabilities to liabilities and stockholders' equity	38.6%	51.4%	52.7%	58.3%	46.2%

(1)Book value per share is defined as stockholders' equity divided by common shares issued less treasury stock.
The comparability of information for 2020, 2019, 2018, and 2017 compared to previous years is affected by the acquisition of the net assets of RCS Technology, LLC ("RCS") during the second quarter of 2017.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally discuss 2020 and 2019 items and year-to-year comparisons between 2020 and 2019 in the section that follows. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. Our product and technology offerings include:

•easy-to-use, voice-enabled, automatically-programmed universal remote controls with two-way radio frequency ("RF") as well as infrared ("IR") remote controls, that are sold primarily to video service providers (cable, satellite, Internet Protocol television ("IPTV") and Over the Top ("OTT") services), original equipment manufacturers ("OEMs"), retailers, and private label customers;
•integrated circuits ("ICs"), on which our software and universal device control database is embedded, sold primarily to OEMs, video service providers, and private label customers;
•software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, audio systems, smart speakers, game controllers and other consumer electronic and smart home devices to wirelessly connect and interact with home networks and interactive services to control and deliver home entertainment, smart home services and device or system information;
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling real-time device identification and system control with billions of transactions per year in device and data management;
•intellectual property that we license primarily to OEMs, software development companies, private label customers, and video service providers;
•proprietary and standards-based RF sensors designed for residential security, safety and home automation applications;
•wall-mount and handheld thermostat controllers and connected accessories for intelligent energy management systems, primarily to OEM customers, as well as hotels and hospitality system integrators; and
•AV accessories sold, directly and indirectly, to consumers including universal remote controls, television wall mounts and stands and digital television antennas.

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes nearly 13,000 brands comprising over 930,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE), Z-Wave, IP, as well as Home Network and Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology which includes over 8.3 million unique device fingerprints across both AV and Smart Home devices.

Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired Consumer Electronics Control ("CEC") and wireless IP control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for many home entertainment and automation devices in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and IoT devices. These control codes are captured directly from original control devices or from the manufacturer's written specifications to ensure the accuracy and integrity of the library. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.

We operate as one business segment. We have two domestic subsidiaries and 26 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, the People's Republic of China (7), Singapore, Spain and the United Kingdom.

To recap our results for 2020:

•Net sales decreased 18.4% to $614.7 million in 2020 from $753.5 million in 2019.
•Our gross profit percentage increased to 28.7% in 2020 from 22.6% in 2019.
•Operating expenses, as a percent of sales, increased to 22.6% in 2020 from 20.6% in 2019.
•Operating income increased to $37.3 million in 2020 from $15.3 million in 2019, and our operating margin percentage increased to 6.1% in 2020, compared to 2.0% in 2019.
•Our effective tax rate decreased to 12.1% in 2020 from 65.1% in 2019.

Our strategic business objectives for 2021 include the following:

•continue to develop and market advanced remote control products and technologies our customer base is adopting;
•continue to broaden our home control and home automation product offerings;
•continue to expand our software and service offerings to deliver a complete managed service platform;
•further penetration of international subscription broadcasting markets;
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

COVID-19 Pandemic Impact

The global spread of COVID-19 has been and continues to be a complex and rapidly-evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have and will continue to impact our business, operations, and financial results. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the COVID-19 pandemic (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact the COVID-19 pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing, and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As the COVID-19 pandemic has spread to other jurisdictions and has been declared a global pandemic, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain the COVID-19 pandemic are continuing to evolve globally. In response, we have created a COVID-19 task force, which includes a cross-functional group of senior-level executives, to manage and respond to the ever changing health and safety requirements across the globe and communicate our response to the pandemic to our global factory and office leaders.

Local government mandates required us, in the first quarter of 2020, to keep our China factories closed for a period of approximately two weeks beyond the end of the Chinese Lunar New Year. Our Mexico factory was closed for more than one week due to local health ordinance requirements during the second quarter of 2020. As a part of our response to this pandemic, our COVID-19 task force has developed and we have implemented additional safety measures for all factory employees across the globe, including temperature scans upon entry, hand sanitizer stations located throughout the facilities, mandatory mask wearing, social distancing measures in gathering places and restricting all visitor access. All factories are up to or near labor capacity as of the issuance of this report.

We have also taken measures to safeguard the health and well-being of our employees in our office locations throughout the world, including implementing work from home arrangements and a moratorium on all travel, except where essential and approved in advance. We have implemented enhanced safety measures upon the reopening of our office locations, including more frequent office sanitation, temperature scans upon arrival, mandatory mask wearing, additional hand sanitizer locations, social distancing measures throughout locations and restricted visitor access. The reopening of our offices continues to follow suggested guidelines by the Centers for Disease Control and Prevention, the World Health Organization, and local governmental orders and recommendations. The continued safety and welfare of our employees will remain at the forefront of all decision-making.

We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted into, at least, the first half of 2021 given the global reach and economic impact of the COVID-19 pandemic and the various quarantine and social distancing measures put in place to contain the spread of the COVID-19 pandemic. We have also seen some disruptions in our supply chain that, if continued, may cause us difficulty in fulfilling customer orders. A closure of one of our factories for a sustained period of time would, in the short run, impact our ability to meet customer demand and would negatively impact our results.

We will continue to actively monitor the situation and may take further actions altering our business operations as necessary or as required by federal, state, or local authorities. The potential effects of any such alterations or modifications may have a material adverse impact on our business during 2021. Even after the COVID-19 pandemic subsides or effective treatments or vaccines become available, our business, markets, growth prospects and business model could be materially impacted or altered.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, impairment of long-lived assets, intangible assets and goodwill and income taxes. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial statements.

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. Management believes the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition to the accounting policies mentioned below, see "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Notes to Consolidated Financial Statements — Note 2" for other significant accounting policies.

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

    Timing of Revenue Recognition – When determining the classification of over time verses point in time revenue recognition, there is significant judgment exercised by management in identifying and evaluating whether new contracts and/or products meet the criteria for over time or point in time revenue recognition. Significant judgments include the evaluation of legal terms and rights within each jurisdiction that we operate, specifically as it relates to our entitlement to gross margin at termination, and the evaluation of whether it is possible, contractually or economically, to repurpose or redirect products.

Royalty Revenue - We license our intellectual property including our patented technologies and database of control codes. We record license revenue for per-unit based licenses when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. The number of shipped units is estimated based on historical revenue royalty and other known factors. If actual shipped units differs from our estimates we will record a reduction or increase to net sales in the period the actuals are reported by the licensee, typically in the following quarter.

Sales Returns and Allowances - A provision is recorded for estimated sales returns and allowances and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net sales in the period in which we make such a determination.

    Sales Discounts and Rebates - A provision is recorded for estimated sales discounts and rebates and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Changes in such accruals may be required if actual discounts and rebates differ from our estimates.

Inventories

Our finished good, component part, and raw material inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We write down our inventory for the estimated difference between cost and estimated net realizable value based upon our best estimates of future demand and market conditions. We carry inventory in amounts necessary to satisfy our customers' inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required, which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases in our raw material or component parts, such as integrated circuits. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $1.4 million.

Valuation of Long-Lived Assets and Intangible Assets

We assess long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which may trigger an impairment review, if significant, include the following:

•underperformance relative to historical or projected future operating results;
•changes in the manner of use of the assets;
•changes in the strategy of our overall business;
•negative industry or economic trends;
•a decline in our stock price for a sustained period; and
•a variance between our market capitalization relative to net book value.

If the carrying value of the asset is larger than its projected undiscounted future cash flows, the asset is impaired. The impairment is measured as the difference between the net book value of the asset and the asset's estimated fair value. Fair value is estimated utilizing the asset's projected discounted future cash flows. In assessing fair value, we must make assumptions regarding estimated future cash flows, the discount rate and other factors. If the actual performance of the assets becomes less favorable than those projected by management, adjustments to the carrying values of the these assets may have a material effect on the consolidated financial statements.

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

Effective in the year ended December 31, 2020, we perform our annual impairment test using a qualitative assessment weighing the relative impact of factors that are specific to our single reporting unit as well as industry and macroeconomic factors. Based on the qualitative assessment performed, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of our single reporting unit is less than the carrying value. Therefore, performing a quantitative impairment test was unnecessary.

Certain future events and circumstances, including adverse changes in general business and economic conditions in the United States and worldwide and changes in consumer behavior could result in changes to our assumptions and judgments used in the goodwill impairment tests. A downward revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying values and a noncash impairment charge would be required. Such a charge may have a material effect on the consolidated financial statements.

Income Taxes

We calculate our current and deferred tax provisions based on estimates and assumptions that may differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third and fourth quarters of the subsequent year.

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered future market growth, forecasted earnings and tax rates, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located. Any changes to the realizability of our deferred tax assets or liabilities may have a material impact on our financial statements.

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

We maintain reserves for uncertain tax positions, including related interest and penalties. We review our reserves quarterly, and we may adjust such reserves due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of advanced pricing agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. The amounts ultimately paid upon resolution of audits may be materially different from the amounts previously included in our income tax expense and, therefore, may have a material impact on our financial statements.

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	71.3	77.4
Gross profit	28.7	22.6
Research and development expenses	5.1	3.9
Selling, general and administrative expenses	17.5	16.7
Operating income	6.1	2.0
Interest income (expense), net	(0.2)	(0.5)
Accrued social insurance adjustment	1.5	—
Other income (expense), net	(0.2)	(0.1)
Income before provision for income taxes	7.2	1.4
Provision for income taxes	0.9	0.9
Net income	6.3%	0.5%

Year Ended December 31, 2020 ("2020") Compared to Year Ended December 31, 2019 ("2019")

Net sales. Net sales for 2020 were $614.7 million, a decrease of 18.4% compared to $753.5 million in 2019. The decrease in net sales occurred primarily with our traditional home entertainment and security customers as we experienced demand, production and supply disruptions caused by the COVID-19 pandemic. Certain customers reduced order quantities, our China-based manufacturing facilities were delayed in re-opening after the Lunar New Year holiday and certain key suppliers were ordered to close by local authorities.

Gross profit. Gross profit in 2020 was $176.3 million compared to $170.2 million in 2019. Gross profit as a percent of sales increased to 28.7% in 2020 from 22.6% in 2019. Gross profit as a percent of sales was favorably impacted by a reduction in U.S. tariff expense, improved operational efficiencies in our Mexico-based manufacturing facility as it emerged from a start-up phase, an increase in royalty revenue as certain consumer electronics companies embed our technology in their devices, and the strengthening of the U.S. Dollar versus the Mexican Peso. Our manufacturing costs were negatively impacted by the COVID-19 pandemic as our China-based manufacturing facilities were delayed in re-opening after the Lunar New Year holiday and our Mexico-based manufacturing facility was closed for approximately 10 days.

Research and development ("R&D") expenses. R&D expenses increased 6.9% to $31.5 million in 2020 from $29.4 million in 2019 primarily due to our continued investment in the development of products that enhance the user experience in home entertainment and home automation.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 14.3% to $107.5 million in 2020 from $125.5 million in 2019, primarily due to a reduction in incentive compensation expense, a decrease in contingent consideration recorded in connection with our acquisition of the net assets of Ecolink Intelligent Technology, Inc. ("Ecolink"), a decrease in freight costs and a reduction in travel expenditures. We also reduced certain discretionary expenses as a result of the COVID-19 pandemic.

Interest income (expense), net. Net interest expense was $1.4 million in 2020 compared to $3.9 million in 2019 as a result of a lower average loan balance and a lower interest rate.

Accrued social insurance adjustment. In 2020, we reversed approximately $9.5 million of accrued social insurance. In June 2018, we sold our Guangzhou entity via a stock deal and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance amount associated with the Guangzhou entity which was approximately $9.5 million

Other income (expense), net. Net other expense was $1.4 million in 2020 compared to $1.0 million in 2019, as a result of net foreign currency losses.

Income tax expense. Income tax expense was $5.3 million in 2020 compared to $6.8 million in 2019. Our effective tax rate was 12.1% in 2020 compared to 65.1% in 2019. Our effective tax rate was lower than normal in 2020 as a result of the application of preferential foreign tax rates as well as foreign income not subject to tax in its respective local jurisdictions, partially offset by the U.S. tax loss not being benefited due to the valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Cash

(In thousands)	Year Ended December 31, 2020	Increase (Decrease)	Year Ended December 31, 2019
Cash provided by operating activities	$73,392	$(11,865)	$85,257
Cash provided by (used for) investing activities	(23,734)	234	(23,968)
Cash provided by (used for) financing activities	(65,964)	(26,733)	(39,231)
Effect of exchange rate changes on cash and cash equivalents	(843)	120	(963)
Net increase (decrease) in cash and cash equivalents	$(17,149)	$(38,244)	$21,095

	December 31, 2020	Increase (Decrease)	December 31, 2019
Cash and cash equivalents	$57,153	$(17,149)	$74,302
Working capital	147,333	35,037	112,296

Net cash provided by operating activities was $73.4 million during 2020 compared to $85.3 million during 2019. Net income was $38.6 million in 2020 compared to $3.6 million in 2019. Accounts payable and accrued liabilities resulted in net cash outflows of $43.0 million in 2020 compared to net cash inflows of $14.2 million in 2019, largely as a result of a significant decrease in inventories as well as payments related to accrued compensation and contingent consideration. Inventories decreased by $28.3 million during the year ended December 31, 2020 compared to an increase of $1.9 million during the year ended December 31, 2019 as a result of lower sales volume in 2020. Our inventory turns remained relatively consistent with 3.4 turns at December 31, 2020 compared to 3.2 turns at December 31, 2019. Accrued income taxes decreased by $6.5 million during the year ended December 31, 2020 compared to an increase of $3.6 million during the year ended December 31, 2019, largely as a result of increased tax payments during 2020.

Net cash used for investing activities during 2020 was $23.7 million, of which $16.9 million and $6.4 million was used for capital expenditures and development of patents, respectively. Net cash used for investing activities during 2019 was $24.0 million, of which $21.3 million and $2.7 million was used for capital expenditures and development of patents, respectively.

Net cash used for financing activities was $66.0 million during 2020 compared to $39.2 million during 2019. The primary financing activities in 2020 and 2019 were borrowings and repayments on our line of credit and repurchases of shares of our common stock. Net repayments on our line of credit were $48.0 million and $33.5 million in 2020 and 2019, respectively.

During 2020, we purchased 443,803 shares of our common stock at a cost of $17.7 million compared to 57,740 shares at a cost of $1.9 million during 2019. We hold repurchased shares as treasury stock and they are available for reissue. Presently, we have no plans to distribute these shares, although we may change these plans if necessary to fulfill our ongoing business objectives. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 14" for further information regarding our share repurchase programs.

Contractual Obligations

The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$22,282	$7,381	$10,072	$3,865	$964
Purchase obligations(1)	2,784	2,784	—	—	—
Contingent consideration (2)	2,050	1,758	292	—	—
Total contractual obligations	$27,116	$11,923	$10,364	$3,865	$964

(1)Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment.
(2)Contingent consideration consists of contingent payments relate to our purchases of the net assets of Ecolink and Residential Control Systems, Inc. ("RCS").

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

	December 31,
	2020	2019
Cash and cash equivalents	$57,153	$74,302
Available borrowing resources	102,300	54,300

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

On December 31, 2020, we had $9.8 million, $14.3 million, $13.5 million, $10.9 million and $8.7 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

On November 1, 2019, we extended the term of our Second Amended Credit Agreement with U.S. Bank to November 1, 2021. The Second Amended Credit Agreement provided for a $130.0 million Credit Line through June 30, 2019 and a $125.0 million Credit Line thereafter and through its expiration date. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at December 31, 2020. On January 7, 2021, we executed an amendment to extend the term of our Second Amended Credit Agreement to November 1, 2022.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50% ). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rate in effect at December 31, 2020 was 1.39%. There are no commitment fees or unused line fees under the Second Amended Credit Agreement. The amendment executed on January 7, 2021 defines the Secured Overnight Financing Rate ("SOFR") as a replacement benchmark for LIBOR upon its phase out.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2020, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At December 31, 2020, we had an outstanding balance of $20.0 million on our Credit Line and $102.3 million of availability.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.2 million annual impact on net income based on our outstanding Credit Line balance at December 31, 2020.

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

Foreign Currency Exchange Rate Risk

At December 31, 2020, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, Japanese Yen, and Argentinian Peso. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our PRC-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Brazilian Real and Argentinian Peso, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2020, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, Japanese Yen, and Argentinian Peso relative to the U.S. Dollar fluctuate 10% from December 31, 2020, net income in the first quarter of 2021 would fluctuate by approximately $9.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition – Identifying and evaluating terms and conditions in contracts for the timing of revenue recognition
As described further in Note 2 to the consolidated financial statements, product revenue is generated through manufacturing and delivering universal control, sensing and automation products, and AV accessories. The Company recognizes revenue over time for custom products with no alternative use when the Company has an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Revenue is recognized at a point in time if the criteria for recognizing revenue over time are not met. For each new contract and/or product, management performs an analysis to determine whether the asset created is a custom asset with no alternative use and whether the terms and conditions of the contract indicate the Company has an enforceable right to payment for performance completed prior to the transfer of title of the underlying asset. We identified the determination of over time verses point in time revenue recognition as a critical audit matter.

The principal considerations for our determination that over time verses point in time revenue recognition is a critical audit matter is the significant judgment exercised by management in identifying and evaluating whether new contracts and/or products meet the criteria for over time or point in time revenue recognition. Significant judgments include the evaluation of legal terms and rights within each jurisdiction that the Company operates and evaluation of whether it is possible, contractually or economically, to repurpose or redirect products.

Our audit procedures related to the over time verses point in time revenue recognition included the following, among others:

•We tested the design and operating effectiveness of key controls over the Company’s new contract review process, specifically those related to the identification and evaluation of terms and conditions associated with an enforceable right to payment.
•We tested design and operating effectiveness of key controls associated with the Company’s classification of new products, specifically those associated with determination and classification of a product as having no alternative use.
•Performed tests of details, on a sample basis from the Company’s active products listing, to determine whether products marked as custom with no alternative use are restricted contractually or economically to be repurposed or redirected. This includes evaluating management assumptions regarding the economic feasibility of repurposing a finished product and evidence to support that the final product has no alternative use, such as brand names and custom designs within the plastic molding process.
•For a sample of contracts, obtained the contract and management’s analysis over the enforceable right to payment and validated that the payment terms within the contract were properly evaluated and the contract was properly included or excluded from the over time revenue recognition.
•For a sample of revenue transactions, we traced the products sold into the Company’s listing of active products and determined whether that product was appropriately classified as custom or non-custom by applying the same testing approach noted above. For transactions selected with custom products, we also obtained and read the contract and contract amendments to determine whether the payment terms within the contract specifically identified an enforceable right to payment upon cancellation. The two parts to this test serve to determine whether the transaction was appropriately recorded over time or at a point in time.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2005.

Newport Beach, California
March 5, 2021

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$57,153	$74,302
Accounts receivable, net	129,433	139,198
Contract assets	9,685	12,579
Inventories	120,430	145,135
Prepaid expenses and other current assets	6,828	6,733
Income tax receivable	3,314	805
Total current assets	326,843	378,752
Property, plant and equipment, net	87,285	90,732
Goodwill	48,614	48,447
Intangible assets, net	19,710	19,830
Operating lease right-of-use assets	19,522	19,826
Deferred income taxes	5,564	4,409
Other assets	2,752	2,163
Total assets	$510,290	$564,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,229	$102,588
Line of credit	20,000	68,000
Accrued compensation	28,931	43,668
Accrued sales discounts, rebates and royalties	10,758	9,766
Accrued income taxes	3,535	6,989
Other accrued liabilities	33,057	35,445
Total current liabilities	179,510	266,456
Long-term liabilities:
Operating lease obligations	13,681	15,639
Contingent consideration	292	4,349
Deferred income taxes	1,913	1,703
Income tax payable	1,054	1,600
Other long-term liabilities	539	13
Total liabilities	196,989	289,760
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,391,595 and 24,118,088 shares issued on December 31, 2020 and 2019, respectively	244	241
Paid-in capital	302,084	288,338
Treasury stock, at cost, 10,618,002 and 10,174,199 shares on December 31, 2020 and 2019, respectively	(295,495)	(277,817)
Accumulated other comprehensive income (loss)	(18,522)	(22,781)
Retained earnings	324,990	286,418
Total stockholders' equity	313,301	274,399
Total liabilities and stockholders' equity	$510,290	$564,159

See Note 5 for further information concerning our purchases from related party vendors.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$614,680	$753,477	$680,241
Cost of sales	438,424	583,274	538,437
Gross profit	176,256	170,203	141,804
Research and development expenses	31,450	29,412	23,815
Selling, general and administrative expenses	107,539	125,476	119,654
Operating income (loss)	37,267	15,315	(1,665)
Interest income (expense), net	(1,422)	(3,918)	(4,690)
Accrued social insurance adjustment	9,464	—	—
Gain on sale of Guangzhou factory	—	—	36,978
Other income (expense), net	(1,404)	(995)	(4,457)
Income before provision for income taxes	43,905	10,402	26,166
Provision for income taxes	5,333	6,772	14,242
Net income	$38,572	$3,630	$11,924

Earnings per share:
Basic	$2.78	$0.26	$0.85
Diluted	$2.72	$0.26	$0.85
Shares used in computing earnings per share:
Basic	13,893	13,879	13,948
Diluted	14,166	14,109	14,060

See Note 5 for further information concerning our purchases from related party vendors.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$38,572	$3,630	$11,924
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4,259	(2,500)	(3,682)
Comprehensive income	$42,831	$1,130	$8,242

See Note 5 for further information concerning our purchases from related party vendors.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	23,760	$238	(9,703)	$(262,065)	$265,195	$(16,599)	$270,864	$257,633
Net income							11,924	11,924
Currency translation adjustment						(3,682)		(3,682)
Shares issued for employee benefit plan and compensation	108	1			1,061			1,062
Purchase of treasury shares			(413)	(13,824)				(13,824)
Stock options exercised	35	—			864			864
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					8,820			8,820
Performance-based common stock warrants					163			163
Balance at December 31, 2018	23,933	239	(10,116)	(275,889)	276,103	(20,281)	282,788	262,960
Net income							3,630	3,630
Currency translation adjustment						(2,500)		(2,500)
Shares issued for employee benefit plan and compensation	133	2			945			947
Purchase of treasury shares			(58)	(1,928)				(1,928)
Stock options exercised	22	—			448			448
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					8,845			8,845
Performance-based common stock warrants					1,997			1,997
Balance at December 31, 2019	24,118	241	(10,174)	(277,817)	288,338	(22,781)	286,418	274,399
Net income							38,572	38,572
Currency translation adjustment						4,259		4,259
Shares issued for employee benefit plan and compensation	169	1			1,135			1,136
Purchase of treasury shares			(444)	(17,678)				(17,678)
Stock options exercised	80	1			2,804			2,805
Shares issued to directors	25	1			(1)			—
Employee and director stock-based compensation					9,122			9,122
Performance-based common stock warrants					686			686
Balance at December 31, 2020	24,392	$244	(10,618)	$(295,495)	$302,084	$(18,522)	$324,990	$313,301

See Note 5 for further information concerning our purchases from related party vendors.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash provided by operating activities:
Net income	$38,572	$3,630	$11,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,735	31,926	33,602
Provision for credit losses	332	441	305
Gain on sale of Guangzhou factory	—	—	(36,978)
Deferred income taxes	(478)	(1,779)	3,967
Shares issued for employee benefit plan	1,136	947	1,062
Employee and director stock-based compensation	9,122	8,845	8,820
Performance-based common stock warrants	686	1,997	163
Impairment of long-term assets	134	1,506	4,907
Accrued social insurance adjustment	(9,464)	—	—
Loss on sale of Ohio call center	712	—	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	14,884	17,203	5,455
Inventories	28,295	(1,914)	(11,215)
Prepaid expenses and other assets	(245)	4,648	(587)
Accounts payable and accrued liabilities	(33,543)	14,233	(7,386)
Accrued income taxes	(6,486)	3,574	(1,184)
Net cash provided by operating activities	73,392	85,257	12,855
Cash provided by (used for) investing activities:
Proceeds from sale of Guangzhou factory	—	—	51,291
Acquisitions of property, plant and equipment	(16,862)	(21,313)	(20,142)
Refund of deposit received toward sale of Guangzhou factory	—	—	(5,053)
Acquisitions of intangible assets	(6,372)	(2,655)	(2,521)
Payment on sale of Ohio call center	(500)	—	—
Net cash provided by (used for) investing activities	(23,734)	(23,968)	23,575
Cash provided by (used for) financing activities:
Borrowings under line of credit	75,000	72,500	68,000
Repayments on line of credit	(123,000)	(106,000)	(104,500)
Proceeds from stock options exercised	2,805	448	864
Treasury stock purchased	(17,678)	(1,928)	(13,824)
Contingent consideration payments in connection with business combinations	(3,091)	(4,251)	(3,858)
Net cash provided by (used for) financing activities	(65,964)	(39,231)	(53,318)
Effect of exchange rate changes on cash and cash equivalents	(843)	(963)	2,756
Net increase (decrease) in cash and cash equivalents	(17,149)	21,095	(14,132)
Cash and cash equivalents at beginning of year	74,302	53,207	67,339
Cash and cash equivalents at end of period	$57,153	$74,302	$53,207

Supplemental cash flow information:
Income taxes paid	$12,712	$7,275	$7,658
Interest paid	$1,610	$4,403	$4,981
See Note 5 for further information concerning our purchases from related party vendors.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 1 — Description of Business

Universal Electronics Inc. ("UEI"), based in Scottsdale, Arizona, designs, develops, manufactures, ships and supports control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. In addition, over the past 35 years, we have developed a broad portfolio of patented technologies and a cloud-based connectivity and control software solution that we license to our customers, including many leading Fortune 500 companies.

Distribution methods for our control solutions vary depending on the sales channel. We license our connectivity and control solution technologies across a variety of channels, primarily to original equipment manufacturers ("OEMs"). We distribute remote control devices, integrated circuits, sensors, connected thermostats and AV accessories directly to video and security service providers and OEMs, both domestically and internationally. We also distribute home security sensors and connected thermostats to pro-security installers and hospitality system integrators in the United States and Europe through a network of national and regional distributors and dealers.

Additionally, we sell our wireless control devices and AV accessories under the One For All® and private label brand names to retailers through our international subsidiaries and direct to retailers in key markets, such as in the United States, United Kingdom, Germany, France, Spain, and Italy. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.

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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for credit losses, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes, stock-based compensation expense and performance-

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

based common stock warrants. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.

Revenue Recognition

Revenue is recognized when control of a good or service is transferred to a customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good or service. Revenues are generated from manufacturing, shipping and supporting control and sensor technology solutions and a broad line of pre-programmed and universal control products, AV accessories, and intelligent wireless security and smart home products that are used in the video services, consumer electronics, security, home automation, climate control, and home appliance market, which are sold through multiple channels, and licensing intellectual property that is embedded in these products or licensed to others for use in their products.

    Revenue - Product revenue is generated through manufacturing, shipping and supporting control and sensor technology solutions and a broad line of pre-programmed and universal control products, AV accessories, and intelligent wireless security and smart home products that are used in the video services, consumer electronics, security, home automation, climate control, and home appliance market, which are sold through multiple channels. Our performance obligations are satisfied over time or at a point in time, depending on the nature of the product. Our contracts have an anticipated duration of less than a year and consideration may be variable based on indeterminate volumes.

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

A provision is recorded for estimated sales returns and allowances and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net sales in the period in which we make such a determination.

We license our intellectual property including our patented technologies and database of control codes. We record license revenue for per-unit based licenses when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. We record revenue over the license period for minimum guarantees. We record revenue upon delivery of intellectual property for fixed up-front fee licenses. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.

    Contract assets - Contract assets represent the value of revenue recognized over time for which we have not yet invoiced the customer. Generally, we invoice the customer within 90 days of revenue recognition.

    Contract liabilities - A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received in advance for non-recurring engineering and tooling services. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer. See Note 12 for further information concerning contract liabilities.

    Other performance obligations - Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. Such discounts were $15.9 million at December 31, 2020 and 2019. Changes in such accruals may be required if future rebates and incentives differ from our estimates.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Trade receivables are recorded at the invoiced amount and do not bear interest. Sales allowances are recognized as reductions of trade receivables to arrive at trade receivables, net if the sales allowances are distributed in customer account credits. See Note 4 for further information concerning our sales allowances.

We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in our consolidated balance sheets until they are remitted to the government agency.

Income Taxes

We provide for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are presented net as non-current. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The impact of an uncertain income tax position is recognized at the largest amount that is "more likely than not" to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

The Tax Cuts and Jobs Act (the "Tax Act") subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. We have elected to account for GILTI in the year the tax is incurred as a period expense.

See Note 10 for further information concerning income taxes.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0.9 million, $0.9 million, and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight are recorded in cost of sales. Other shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling fees and costs totaled $9.9 million, $13.2 million and $12.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Stock-Based Compensation

We recognize the grant date fair value of stock-based compensation awards as expense in proportion to vesting during the requisite service period, which ranges from one to four years. Forfeitures of stock-based awards are accounted for as they occur. Upon the exercise of stock options or the vesting of restricted stock awards, newly issued shares of our common stock are issued.

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

Performance-Based Common Stock Warrants

The measurement date for performance-based common stock warrants is the date on which the warrants vest. We recognize the fair value of performance-based common stock warrants as a reduction to net sales ratably as the warrants vest based on the projected number of warrants that will vest, the proportion of the performance criteria achieved by the customer within the period relative to the total performance required (aggregate purchase levels) for the warrants to vest and the fair value of the related unvested warrants. If we do not have a reliable forecast of future purchases to be made by the customer by which to estimate the number of warrants that will vest, then the maximum number of potential warrants is assumed until such time that a reliable forecast of future purchases is available. To the extent that our projections change in the future as to the number of warrants that will vest, a cumulative catch-up adjustment will be recorded in the period in which our estimates change.

The FASB issued guidance in November 2019 that clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense be recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and, accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the price of our common stock, the risk-free interest rate, expected volatility, expected life in years and dividend yield. The price of our common stock is equal to the average of the high and low trade prices of our common stock on the grant date. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 16 for further information regarding performance-based common stock warrants.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt and derivatives. The carrying value of our financial instruments, excluding derivatives, approximates fair value as a result of their short maturities. Our derivatives are carried at fair value. See Notes 3, 4, 9, 11, 12 and 19 for further information concerning our financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. Domestically, we generally maintain balances in excess of federally insured limits. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. See Note 3 for further information concerning cash and cash equivalents.

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses on our trade receivables, resulting from the inability of our customers to make payments for products sold or services rendered. The allowance for credit losses is based on a variety of factors, including credit reviews, historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior.

We also record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted. See Note 4 for further information concerning our allowance for credit losses.

Inventories

Inventories consist of remote controls, wireless sensors and AV accessories, as well as the related component parts and raw materials. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis. See Note 5 for further information concerning our inventories and suppliers.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date, including the lease term, in determining the present value of lease payments. Operating lease ROU assets also factor in any lease payments made, initial direct costs and lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Some of our leases include options to extend with a range of one to five years with up to two extensions at the then current market rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with an initial term of twelve months or less, or on a month-to-month basis, are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. If applicable, we combine lease and non-lease components, which primarily relate to ancillary expenses associated with real estate leases such as common area maintenance charges and management fees.

See Note 8 for further information concerning our leases.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

See Note 6 for further information concerning long-lived assets. See Note 7 for further information concerning intangible assets.

Business Combinations

We allocate the purchase price of acquired businesses to the tangible and intangible assets and the liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant fair value estimates and assumptions, especially with respect to intangible assets and contingent consideration. Management estimates the fair value of certain intangible assets and contingent consideration by utilizing the following (but not limited to):

•future cash flow from customer contracts, customer lists, distribution agreements, acquired developed technologies, trademarks, trade names and patents;
•expected costs to complete development of in-process technology into commercially viable products and cash flows from the products once they are completed;
•brand awareness and market position, as well as assumptions regarding the period of time the brand will continue to be used in our product portfolio; and
•discount rates utilized in discounted cash flow models.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

amount of earnings estimates or in the timing or likelihood of achieving earnings-based milestones. Contingent consideration is recorded in other accrued liabilities and long-term contingent consideration in our consolidated balance sheets.

See Note 12 for further information concerning contingent consideration.

Derivatives

Our foreign currency exposures are primarily concentrated in the Argentinian Peso, Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Indian Rupee, Japanese Yen, and Mexican Peso. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months, to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes.

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

Fair-Value Measurements

We measure fair value using the framework established by the FASB in ASC Topic 820, for fair value measurements and disclosures. This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", which updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred loss impairment model with an expected loss impairment model. Accordingly, financial assets are presented at amortized costs net of an allowance for expected credit losses over the lifetime of the assets. We adopted this new guidance on January 1, 2020 using the modified retrospective method. Our adoption did not result in a cumulative adjustment in our consolidated statement of financial position nor materially impact our consolidated statement of financial position, results of operations and cash flows. See Note 3 for further discussion on our allowance for credit losses.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

In November 2019, the FASB issued ASU 2019-08, "Improvements - Share-based Consideration Payable to a Customer", which clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense is recorded as a reduction in the transaction price on the basis of the grant-date fair value. The grant-date fair value is calculated using the provisions defined under Accounting Standards Codification "Stock Compensation". The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. This guidance impacts the measurement date of our performance-based common stock warrants. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020. We adopted this guidance using the modified retrospective method. Our adoption did not result in a cumulative adjustment in our consolidated statement of financial position. See Note 16 for further discussion on the performance-based common stock warrants.

Other Accounting Pronouncements

Accounting Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes." This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect adoption of ASU 2019-12 to have a material impact on our consolidated statement of financial position, results of operations and cash flows.

Note 3 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2020	2019
North America	$9,812	$16,751
People's Republic of China ("PRC")	14,244	13,700
Asia (excluding the PRC)	13,518	21,691
Europe	10,926	9,081
South America	8,653	13,079
Total cash and cash equivalents	$57,153	$74,302
Note 4 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Goods and services transferred at a point in time	$495,033	$558,361	$577,085
Goods and services transferred over time	119,647	195,116	103,156
Net sales	$614,680	$753,477	$680,241

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
United States	$255,651	$407,291	$315,214
Asia (excluding the PRC)	117,142	104,324	124,657
Europe	108,185	94,491	85,228
People's Republic of China	88,246	83,677	91,446
Latin America	17,481	30,006	30,954
Other	27,975	33,688	32,742
Total net sales	$614,680	$753,477	$680,241

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customer totaled more than 10% of our net sales:

	Year Ended December 31,
	2020		2019		2018
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$123,574	20.1%	$119,561	15.9%	$119,809	17.6%

Accounts Receivable, Net

Accounts receivable, net were as follows:

	December 31,
(In thousands)	2020	2019
Trade receivables, gross	$122,828	$130,888
Allowance for credit losses	(1,412)	(1,492)
Allowance for sales returns	(761)	(623)
Trade receivables. net	120,655	128,773
Other	8,778	10,425
Accounts receivable, net	$129,433	$139,198

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$1,492	$1,121	$1,064
Additions to costs and expenses	332	441	305
Cash receipts	(157)	—	—
Write-offs/Foreign exchange effects	(255)	(70)	(248)
Balance at end of period	$1,412	$1,492	$1,121

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	December 31,
	2020				2019
	$ (thousands)		% of Accounts Receivable, Net		$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$19,782		15.3%		$—	(1)	—%	(1)
Dish Network Corporation	$—	(1)	—%	(1)	$14,677		10.5%

(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 5 — Inventories and Significant Suppliers

Inventories were as follows:

	December 31,
(In thousands)	2020	2019
Raw materials	$44,273	$56,352
Components	16,954	24,599
Work in process	6,211	1,526
Finished goods	52,992	62,658
Inventories	$120,430	$145,135

Significant Suppliers

We purchase integrated circuits, components and finished goods from multiple sources. Purchases from our supplier, Qorvo International Pte Ltd., totaled $43.5 million or 14.2% of our total inventory purchases for the year ended December 31, 2020. No supplier totaled 10% or more of our total inventory purchases for the years ended December 31, 2019 and 2018.

No supplier totaled 10% or more of our accounts payable balance at December 31, 2020. Accounts payable from our supplier, Zhejiang Zhen You Electronics Co. Ltd., totaled $11.4 million or 11.1% of our accounts payable balance at December 31, 2019.

Related Party Supplier

During the year ended December 31, 2018, we purchased certain printed circuit board assemblies from a related party supplier. The supplier was considered a related party for financial reporting purposes because our Senior Vice President of Strategic Operations owned 40% of this supplier. In the second quarter of 2018, our Senior Vice President sold his interest in this supplier, and thus this supplier is no longer considered a related party.

Total inventory purchases made from this supplier while it was a related party were $1.1 million during the twelve months ended December 31, 2018.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 6 — Property, Plant, and Equipment, Net

Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2020	2019
Buildings	$19,984	$18,570
Computer equipment	10,213	9,935
Furniture and fixtures	3,972	3,905
Leasehold and building improvements	39,656	37,527
Machinery and equipment	101,117	94,274
Software	24,915	25,910
Tooling	34,379	32,267
	234,236	222,388
Accumulated depreciation	(154,216)	(135,254)
	80,020	87,134
Construction in progress	7,265	3,598
Total property, plant, and equipment, net	$87,285	$90,732

Depreciation expense was $23.2 million, $24.7 million and $26.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

During the year ended December 31, 2018, we incurred $2.9 million in impairment on tooling and equipment as a result of the transition of manufacturing operations between our PRC-based manufacturing facilities following the closure of our Guangzhou factory, which was sold in 2018. We incurred an additional $0.1 million and $2.0 million of impairment on factory equipment during the years ended December 31, 2019 and 2018, respectively, as a result of the transition of certain manufacturing operations out of the PRC in response to tariffs enacted in the U.S. in 2018 on certain products manufactured in the PRC and imported into the U.S. These impairment charges, aggregating to $0.1 million and $4.9 million, are recorded within cost of sales for the year ended December 31, 2019 and 2018, respectively. Impairment charges were immaterial for the year ended December 31, 2020.

Construction in progress was as follows:

	December 31,
(In thousands)	2020	2019
Leasehold and building improvements	$2,487	$574
Machinery and equipment	3,075	1,428
Software	213	518
Tooling	1,397	759
Other	93	319
Total construction in progress	$7,265	$3,598

We expect that most of the assets under construction will be placed into service during the first six months of 2021. We will begin to depreciate the cost of these assets under construction once they are placed into service.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

	December 31,
(In thousands)	2020	2019
United States	$15,411	$19,938
People's Republic of China	64,197	67,625
Mexico	22,410	16,644
All other countries	4,789	6,351
Total long-lived tangible assets	$106,807	$110,558

Note 7 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2018	$48,485
Foreign exchange effects	(38)
Balance at December 31, 2019	48,447
Foreign exchange effects	167
Balance at December 31, 2020	$48,614

We conducted annual goodwill impairment reviews on December 31, 2020, 2019, and 2018. Based on the analysis performed, we determined that our goodwill was not impaired.

Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31,
	2020			2019
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Capitalized software development costs (2 years)	$477	$—	$477	$—	$—	$—
Customer relationships (10-15 years)	8,100	(4,329)	3,771	32,534	(25,956)	6,578
Developed and core technology (5-15 years)	4,080	(3,044)	1,036	12,480	(10,016)	2,464
Distribution rights (10 years)	352	(261)	91	322	(210)	112
Patents (10 years)	21,601	(7,574)	14,027	16,587	(6,491)	10,096
Trademarks and trade names (10 years)	800	(492)	308	2,785	(2,205)	580
Total intangible assets, net	$35,410	$(15,700)	$19,710	$64,708	$(44,878)	$19,830
(1)This table excludes the gross value of fully amortized intangible assets totaling $42.7 million and $7.4 million on December 31, 2020 and 2019, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cost of sales	$—	$—	$103
Selling, general and administrative expenses	6,500	7,192	7,081
Total amortization expense	$6,500	$7,192	$7,184

Estimated future annual amortization expense related to our intangible assets at December 31, 2020, is as follows:

(In thousands)
2021	$3,259
2022	3,386
2023	3,240
2024	2,419
2025	2,150
Thereafter	5,256
Total	$19,710

The remaining weighted average amortization period of our intangible assets is 6.6 years.

Note 8 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At December 31, 2020, our operating leases had remaining lease terms of up to 40 years, including any reasonably probable extensions.

Rent expense under the Company's operating leases during the years ended December 31, 2018, prior to our adoption of the new lease guidance on January 1, 2019, was $4.9 million.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	December 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$19,522	$19,826
Liabilities:
Other accrued liabilities	$6,094	$4,903
Long-term operating lease obligations	13,681	15,639
Total lease liabilities	$19,775	$20,542

We recorded an impairment of a ROU asset of $0.8 million during the fourth quarter of the year ended December 31, 2019. This impairment was associated with the sale of our call center in Euclid, Ohio, which was completed in February 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Cost of sales	$1,896	$1,945
Selling, general and administrative expenses	4,040	4,389
Total operating lease expense	$5,936	$6,334
Operating cash outflows from operating leases	$6,552	$6,617
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,743	$4,302

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	Year Ended December 31,
	2020	2019
Weighted average lease liability term (in years)	3.70	4.30
Weighted average discount rate	3.84%	4.50%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at December 31, 2020. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)
2021	$6,812
2022	6,128
2023	3,557
2024	2,172
2025	1,628
Thereafter	964
Total lease payments	21,261
Less: imputed interest	(1,486)
Total lease liabilities	$19,775

At December 31, 2020, we had four operating leases that had not yet commenced with terms ranging from approximately two to four years. The total initial lease liability associated with these leases is $0.4 million, which is not reflected within the maturity schedule above. On January 29, 2021, we entered into an agreement with the landlord of our Euclid, Ohio lease and the buyer of our call center, thereby releasing us from all obligations under the lease. The associated December 31, 2020 lease liability of $0.7 million was reversed in January 2021.
Rental Costs During Construction

Rental costs associated with operating leases incurred during a construction period were expensed for the years ended December 31, 2020, 2019 and 2018.

Prepaid Land Lease

We operate one factory within the PRC on which the land is leased from the government as of December 31, 2020. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained a land-use right certificate for the land pertaining to this factory.

The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this operating lease ROU was $2.4 million at December 31, 2020, and is being amortized on a straight-line basis over the remaining term of approximately 38 years. The buildings located on this land had a net book value of $16.9 million at December 31, 2020 and are being depreciated over a remaining weighted average period of 19 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 9 — Line of Credit

On November 1, 2019, we extended the term of our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") to November 1, 2021. The Second Amended Credit Agreement provided for a $130.0 million revolving line of credit ("Credit Line") through June 30, 2019 and currently provides for a $125.0 million Credit Line through its expiration date. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at December 31, 2020. On January 7, 2021, we executed an amendment to extend the term of our Second Amended Credit Agreement to November 1, 2022.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at December 31, 2020 and 2019 were 1.39% and 3.03%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement. The amendment executed on January 7, 2021 defines the Secured Overnight Financing Rate ("SOFR") as a replacement benchmark for LIBOR upon its phase out.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2020, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At December 31, 2020, we had $20.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $1.6 million, $4.3 million and $5.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Note 10 — Income Taxes

In 2020, 2019 and 2018, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Domestic operations	$(15,711)	$(28,929)	$(28,482)
Foreign operations	59,616	39,331	54,648
Total	$43,905	$10,402	$26,166

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current tax expense:
U.S. federal	$(193)	$(188)	$(1,074)
State and local	(54)	82	83
Foreign	6,525	8,217	10,829
Total current	6,278	8,111	9,838
Deferred tax (benefit) expense:
U.S. federal	—	—	3,961
State and local	—	—	1,930
Foreign	(945)	(1,339)	(1,487)
Total deferred	(945)	(1,339)	4,404
Total provision for income taxes	$5,333	$6,772	$14,242

Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Accrued liabilities	$—	$4,070
Amortization of intangible assets	1,904	2,169
Capitalized inventory costs	2,945	3,156
Depreciation	2,530	426
Income tax credits	15,558	11,800
Inventory reserves	3,383	2,887
Net operating losses	2,844	2,644
Operating lease obligations	4,639	7,878
Stock-based compensation	4,600	4,018
Other	409	71
Total deferred tax assets	38,812	39,119
Deferred tax liabilities:
Accrued liabilities	(1,939)	—
Allowance for credit losses	(710)	(270)
Right of use assets	(4,577)	(7,480)
Other	(29)	(3,866)
Total deferred tax liabilities	(7,255)	(11,616)
Net deferred tax assets before valuation allowance	31,557	27,503
Less: Valuation allowance	(27,906)	(24,797)
Net deferred tax assets	$3,651	$2,706

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Tax provision at statutory U.S. rate	$9,220	$2,185	$5,495
Increase (decrease) in tax provision resulting from:
Federal research and development credits	(2,119)	(884)	(713)
Foreign permanent benefit	(2,842)	(856)	(7,077)
Foreign tax rate differential	(1,595)	(1,810)	(2,079)
Foreign undistributed earnings, net of credits	3,319	1,181	5,329
Non-deductible items	1,637	1,236	1,197
Non-territorial income	(2,493)	(1,806)	(1,079)
Provision to return	(343)	584	—
State and local taxes, net	(1,932)	(1,903)	(1,792)
Stock-based compensation	(266)	262	213
Tax rate change	(1,527)	(412)	466
Uncertain tax positions	(1,565)	(294)	(159)
Valuation allowance	3,109	7,524	8,057
Withholding tax	2,320	1,082	5,454
Other	410	683	930
Tax provision	$5,333	$6,772	$14,242

At December 31, 2020, we had federal and state Research and Experimentation ("R&E") income tax credit carryforwards of $3.7 million and $11.3 million, respectively. The federal R&E income tax credits begin expiring in 2038. The state R&E income tax credits do not have an expiration date.

At December 31, 2020, we had state and foreign net operating loss carryforwards of $37.3 million and $0.5 million, respectively. The state and foreign net operating loss carryforwards begin to expire in 2026 and 2023, respectively.

At December 31, 2020, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, we established a valuation allowance against certain deferred tax assets. Our historic valuation allowance primarily relates to state R&E income tax credits generated during the prior years and current year. We had cumulative operating losses for the three years ended in 2020 for our U.S. federal and state operations and accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets of $13.3 million and $14.4 million, respectively, as we have determined that it is more likely than not that the tax benefits will not be realized in the future. Additionally, we recorded a valuation allowance of $0.3 million at December 31, 2020 related to certain deferred tax assets in our Argentina office due to sustained losses in that jurisdiction. If and when recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as a reduction of income tax expense. The valuation allowance increased by $3.1 million and $7.5 million during the years ended December 31, 2020 and 2019, respectively.

Uncertain Tax Positions

At December 31, 2020 and 2019, we had unrecognized tax benefits of approximately $3.1 million and $4.3 million, respectively, including interest and penalties. We have elected to classify interest and penalties as components of tax expense. Interest and penalties were immaterial for the year ended December 31, 2020. Interest and penalties were $0.2 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively. Interest and penalties are included in the unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at beginning of period	$4,094	$4,040	$5,081
Additions as a result of tax provisions taken during the current year	274	473	702
Foreign currency translation	20	(100)	(51)
Lapse in statute of limitations	(51)	(92)	(80)
Settlements	—	(227)	(1,612)
Other	(1,317)	—	—
Balance at end of period	$3,020	$4,094	$4,040

Approximately $3.0 million, $4.3 million and $4.3 million of the total amount of unrecognized tax benefits at December 31, 2020, 2019 and 2018, respectively, if not for the state R&E income tax credit valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We do not anticipate a decrease in unrecognized tax benefits within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. As of December 31, 2020, the open statutes of limitations for our significant tax jurisdictions are as follows: federal for 2017 through 2019, state for 2016 through 2019, and foreign for 2014 through 2019.

U.S. Tax Cuts and Jobs Act

The Tax Act was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. For the year ended December 31, 2018, we completed our analysis and accounting for the Tax Act, recording tax expense for the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities, and recognizing the effects of electing to account for GILTI as a period cost.

Indefinite Reinvestment Assertion

Beginning in 2018, the Tax Act generally provides a 100% federal deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC Topic 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential foreign withholding taxes on distributions. Historically, the undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested and no provision for U.S. federal and state income taxes or foreign withholding taxes had been provided on U.S. earnings. This assertion was changed in 2018. For the years ended December 31, 2020, 2019 and 2018, we recorded a deferred tax liability of $2.1 million, $1.7 million and $1.2 million, respectively, relating to state tax and foreign tax withholding liabilities on future distributions.

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law. The CARES Act provides economic stimulus and relief to address the impact of the COVID-19 pandemic. For the year ended December 31, 2020, our income tax expense was not significantly impacted by the CARES Act. We will continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects from future legislation.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 11 — Accrued Compensation
In June 2018, we sold our Guangzhou entity via a stock deal, and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance by the amount associated with the Guangzhou entity, which was approximately $9.5 million.
The components of accrued compensation were as follows:

	December 31,
(In thousands)	2020	2019
Accrued bonus	$7,602	$13,965
Accrued commission	1,779	1,283
Accrued salary/wages	7,107	7,465
Accrued social insurance (1)	7,375	16,588
Accrued vacation/holiday	3,307	2,766
Other accrued compensation	1,761	1,601
Total accrued compensation	$28,931	$43,668
(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2020 and 2019.
Note 12 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2020	2019
Duties	$4,469	$3,731
Expense associated with fulfilled performance obligations	1,372	1,010
Freight and handling fees	2,218	3,769
Operating lease obligations	6,094	4,903
Product warranty claim costs	1,721	1,514
Professional fees	3,794	2,833
Sales taxes and value added taxes	5,118	3,926
Short-term contingent consideration	1,758	5,428
Other (1)	6,513	8,331
Total other accrued liabilities	$33,057	$35,445
(1)Includes $0.3 million and $0.5 million of contract liabilities at December 31, 2020 and 2019, respectively.

Note 13 — Commitments and Contingencies

Indemnifications

We indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware and we have entered into indemnification agreements with each of our directors and executive officers. In addition, we insure our individual directors and officers against certain claims and attorney's fees and related expenses incurred in connection with the defense of such claims. The amounts and types of coverage may vary from period to period as dictated by market conditions. Management is not aware of any matters that require indemnification of its officers or directors.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Product Warranties

Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at beginning of period	$1,514	$276	$339
Accruals for warranties issued during the period	578	1,742	787
Settlements (in cash or in kind) during the period	(463)	(504)	(849)
Foreign currency translation gain (loss)	92	—	(1)
Balance at end of period	$1,721	$1,514	$276

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

Other Restructuring Activities

In the fourth quarter of 2018, we implemented a plan to relocate our corporate office from Santa Ana, California to Scottsdale, Arizona and to relocate our Asian engineering leadership, supply chain and customer support functions from Hong Kong to our other facilities in the PRC. In connection with these restructuring activities, we incurred severance costs of $0.4 million and $0.9 million during the years ended December 31, 2019 and 2018, respectively, which are included within selling, general and administrative expenses.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. The discovery phase of this investigation has been completed and trial is set to commence on April 19, 2021.

Inter Partes Reviews

In September and October 2019, Roku filed Inter Partes Review ("IPR") requests with the PTAB on the nine patents at issue in the 2018 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request with respect to three of the nine patents and granted Roku's request with respect to six of the nine patents. As for those IPRs for which the PTAB granted Roku's request for review, we will vigorously defend our patents. In May and June 2020, Roku filed four IPR requests against three patents asserted in the ITC investigation. We have responded to these requests and are awaiting the PTAB decision in early- to mid-2021. On February 11, 2021, Roku filed an additional IPR with respect to one of the patents asserted against it in the April 2020 District Court actions (see decision below for a description of the April 2020 District Court actions).

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

Court of International Trade Action against the United States of America, et. al.

On October 9, 2020, we and our subsidiaries, Ecolink Intelligent Technology, Inc. ("Ecolink") and RCS Technology, LLC ("RCS") filed an amended complaint (20-cv-00670) in the Court of International Trade (the "CIT") against the United States of America; the Office of the United States Trade Representative; Robert E. Lighthizer, U.S. Trade Representative; U.S. Customs & Border Protection; and Mark A. Morgan, U.S. Customs & Border Protection Acting Commissioner, challenging both the substantive and procedural processes followed by the United States Trade Representative ("USTR") when instituting Section 301 Tariffs on imports from China under Lists 3 and 4A.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

By this complaint, we, Ecolink and RCS are alleging that USTR's institution of Lists 3 and 4A tariffs violated the Trade Act of 1974 (the "Trade Act") on the grounds that the USTR failed to make a determination or finding that there was an unfair trade practice that required a remedy and moreover, that Lists 3 and 4A tariffs were instituted beyond the 12-month time limit provided for in the governing statute. We, Ecolink and RCS also allege that the manner in which the Lists 3 and 4A tariff actions were implemented violated the Administrative Procedures Act (the "APA") by failing to provide adequate opportunity for comments, failed to consider relevant factors when making its decision and failed to connect the record facts to the choices it made by not explaining how the comments received by USTR came to shape the final implementation of Lists 3 and 4A.

We, Ecolink and RCS are asking the CIT to declare that Defendants' actions resulting in the tariffs on products covered by Lists 3 and 4A are unauthorized by and contrary to the Trade Act and were arbitrarily and unlawfully promulgated in violation of the APA; to vacate the Lists 3 and 4A tariffs; to order a refund (with interest) of any Lists 3 and 4A duties paid by us, Ecolink and RCS; to permanently enjoin the U.S. government from applying Lists 3 and 4A duties against us, Ecolink and RCS; and award us, Ecolink and RCS our costs and reasonable attorney fees.

The Government has requested an automatic stay of all pending cases challenging the Lists 3 and 4A tariffs except for one or more "test cases." It proposed the first-filed case—the case filed by HMTX—as the test case. The government also asked the court to appoint a "steering committee" consisting of several lead counsel for the plaintiffs to direct the litigation. The government proposed a bifurcated briefing schedule, under which the parties would first brief the government's upcoming motion to dismiss before briefing the merits of plaintiffs' claims. We will agree to a stay in our case. HMTX has filed a response agreeing to the stay and to being the test case but opposed the Government's proposed briefing schedule.

On February 10, 2021, the CIT's three-judge panel issued an order establishing a master case for filings that relate to some or all of the Section 301 cases. It also establishes a deadline of March 12, 2021 for the government to file a "master answer" to all the complaints. We are still awaiting the CIT's decision on other case management procedures and processes.

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

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2020 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2020, approximately 57 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2020 and 2019 for the India Plan was not material. During the years ended December 31, 2020, 2019, and 2018, the net periodic benefit costs were also not material.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 14 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On October 28, 2020, our Board of Directors approved a new repurchase plan with an effective date of November 10, 2020 (the "November 2020 Program"). Pursuant to the November 2020 Program, we may, from time to time until February 18, 2021, repurchase up to 500,000 shares. At December 31, 2020, we had 500,000 shares of common stock authorized for repurchase remaining under the November 2020 Program. On February 11, 2021, our Board approved a new share repurchase program with an effective date of February 23, 2021 (the "February 2021 Program"). Pursuant to the February 2021 Program, we may, from time to time until May 6, 2021, repurchase up to 300,000 shares of our common stock. We may utilize various methods to effect the repurchases, which may include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Shares repurchased	444	58	413
Cost of shares repurchased	$17,678	$1,928	$13,824

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

Note 15 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cost of sales	$182	$139	$84
Research and development expenses	1,099	1,096	744
Selling, general and administrative expenses:
Employees	6,257	6,431	6,491
Outside directors	1,584	1,179	1,501
Total employee and director stock-based compensation expense	$9,122	$8,845	$8,820

Income tax benefit	$1,594	$1,877	$1,870
Stock Options

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2020	2019	2018
Weighted average fair value of grants	$17.70	$11.51	$14.26
Risk-free interest rate	1.44%	2.38%	2.51%
Expected volatility	43.95%	41.73%	33.09%
Expected life in years	4.59	4.60	4.53

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Stock option activity was as follows:

	2020				2019				2018
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	745	$41.73			597	$44.27			520	$42.56
Granted	109	46.17			170	30.08			119	44.95
Exercised	(80)	35.28		$1,334	(22)	20.34		$569	(35)	24.67		$744
Forfeited/canceled/expired	—	—			—	—			(7)	27.74
Outstanding at end of the year (1)	774	$43.01	3.71	$9,228	745	$41.73	3.97	$9,798	597	$44.27	4.08	$758
Vested and expected to vest at the end of the year (1)	774	$43.01	3.71	$9,228	745	$41.73	3.97	$9,798	597	$44.27	4.08	$758
Exercisable at the end of the year (1)	582	$43.90	2.98	$6,887	517	$44.95	3.01	$5,636	430	$42.30	3.43	$758
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2020, 2019, and 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2020, 2019, and 2018. This amount will change based on the fair market value of our stock.

The value of shares withheld in lieu of receiving cash from option exercises in the year ended December 31, 2020 was $2.8 million. Cash received from option exercises for the years ended December 31, 2019 and 2018 was $0.4 million and $0.9 million, respectively. The actual tax benefit realized from option exercises was $0.3 million, $0.01 million and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Significant option groups outstanding at December 31, 2020 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000's)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000's)	Weighted-Average Exercise Price
$19.25 to $27.07	263	3.72	$23.83	200	$22.82
$35.28 to $46.17	229	5.44	45.47	113	44.84
$51.38 to $65.54	282	2.61	58.85	269	59.15
	774	3.71	$43.01	582	$43.90

As of December 31, 2020, we expect to recognize $2.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.

On February 11, 2021, certain executive employees were granted 80,315 stock options in connection with the 2020 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 11, 2021 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.9 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Restricted Stock

Non-vested restricted stock award activity was as follows:

	2020		2019		2018
	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	310	$34.99	204	$49.23	162	$61.19
Granted	238	36.85	268	30.67	167	42.65
Vested	(166)	38.28	(141)	47.26	(109)	56.16
Forfeited	(8)	43.44	(21)	35.78	(16)	54.16
Non-vested at end of the year	374	$34.53	310	$34.99	204	$49.23

As of December 31, 2020, we expect to recognize $8.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.

In February 2021, certain executives and employees were granted 111,775 restricted stock awards in connection with the 2020 annual review cycle. These awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (32,395 of these awards will vest 33.33% on February 11, 2022 and 8.33% each quarter thereafter and 79,380 of these awards will vest at a rate of 33.33% per year beginning on February 25, 2022). The total grant date fair value of these awards was $6.7 million.

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

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2020:

Name	Approval Date	Initial Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	14,391
2006 Stock Incentive Plan	6/13/2006	1,000,000	—	25,275
2010 Stock Incentive Plan	6/15/2010	1,000,000	—	123,131
2014 Stock Incentive Plan	6/12/2014	1,100,000	—	357,860
2018 Equity and Incentive Compensation Plan	6/4/2018	1,000,000	223,199	627,545
			223,199	1,148,202

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 16 — Performance-Based Common Stock Warrants

On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants is subject to vesting over three successive two-year periods (with the first two-year period commencing on January 1, 2016) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants. The table below presents the purchase levels and potential number of warrants to vest in each period based upon achieving these purchase levels.

	Potential Warrants To Vest
Aggregate Level of Purchases by Comcast and Affiliates	January 1, 2016 - December 31, 2017	January 1, 2018 - December 31, 2019	January 1, 2020 - December 31, 2021
$260 million	100,000	100,000	75,000
$300 million	75,000	75,000	75,000
$340 million	75,000	75,000	75,000
Maximum Potential Warrants Earned by Comcast	250,000	250,000	225,000

If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates had exceeded $340 million during either the first or second two-year period, the amount of any such excess would count towards aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants. At December 31, 2020, 275,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 225,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $340 million in goods and services from us during the period January 1, 2020 through December 31, 2021.

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

The FASB issued guidance in November 2019 that clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense be recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and, accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. Through December 31, 2020, none of the warrants had vested for the two-year period beginning January 1, 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Prior to the adoption of the new guidance on January 1, 2020, we adjusted the estimated weighted average fair value of the warrants each period. The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

	Year Ended December 31,
	2019	2018
Fair value	$21.60	$3.45
Price of Universal Electronics Inc. common stock	$58.01	$24.81
Risk-free interest rate	1.65%	2.49%
Expected volatility	48.90%	43.16%
Expected life in years	3.13	4.00

The impact to net sales recorded in connection with the warrants and the related income tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Reduction to net sales	$686	$1,997	$163
Income tax benefit	171	498	41

We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate unrecognized estimated fair value of unvested warrants at December 31, 2020 was $0.6 million.

Note 17 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net gain (loss) on foreign currency exchange contracts (1)	$(310)	$(62)	$545
Net gain (loss) on foreign currency exchange transactions	(1,675)	(870)	(4,987)
Other income (expense)	581	(63)	(15)
Other income (expense), net	$(1,404)	$(995)	$(4,457)

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives. See Note 19 for further information concerning our foreign currency exchange contracts.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 18 — Earnings Per Share

Earnings per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2020	2019	2018
BASIC
Net income	$38,572	$3,630	$11,924
Weighted-average common shares outstanding	13,893	13,879	13,948
Basic earnings per share	$2.78	$0.26	$0.85
DILUTED
Net income	$38,572	$3,630	$11,924
Weighted-average common shares outstanding for basic	13,893	13,879	13,948
Dilutive effect of stock options, restricted stock and common stock warrants	273	230	112
Weighted-average common shares outstanding on a diluted basis	14,166	14,109	14,060
Diluted earnings per share	$2.72	$0.26	$0.85

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Stock options	468	371	390
Restricted stock awards	14	67	118
Performance-based warrants	275	188	175

Note 19 — Derivatives

The following table sets forth the total net fair value of derivatives:

	December 31, 2020				December 31, 2019
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$113	$—	$113	$—	$(172)	$—	$(172)

We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.3 million, a net pre-tax loss of $0.1 million, and a net pre-tax gain of $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 17 for further information concerning our foreign currency exchange contracts.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2020	USD/Chinese Yuan Renminbi	CNY	$55.0	6.5370	$239	January 29, 2021
December 31, 2020	USD/Brazilian Real	USD	$0.9	5.1714	$4	January 29, 2021
December 31, 2020	USD/Euro	USD	$28.0	1.2177	$(106)	January 29, 2021
December 31, 2020	USD/Mexican Peso	USD	$1.9	20.1915	$(24)	January 29, 2021
December 31, 2019	USD/Chinese Yuan Renminbi	CNY	$35.0	6.9867	$100	January 23, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.5	4.0560	$(6)	January 24, 2020
December 31, 2019	USD/Euro	USD	$28.0	1.1133	$(253)	January 24, 2020
December 31, 2019	USD/Brazilian Real	USD	$0.7	4.0870	$(13)	January 24, 2020
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 20 — Employee Benefit Plans

We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants' contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $1.2 million, $0.9 million and $1.1 million of expense for company contributions for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 21 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	2020
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$151,778	$153,133	$153,505	$156,264
Gross profit	42,941	38,075	44,156	51,084
Operating income	8,046	6,460	10,246	12,515
Net income	5,846	14,400	6,168	12,158

Earnings per share (1):
Basic	$0.42	$1.03	$0.44	$0.88
Diluted	$0.41	$1.02	$0.43	$0.86

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

	2019
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$184,163	$193,896	$200,724	$174,694
Gross profit	39,874	33,993	46,479	49,857
Operating income (loss)	1,663	(3,926)	6,127	11,451
Net income (loss)	(1,005)	(5,061)	2,669	7,027
Earnings (loss) per share (1):
Basic	$(0.07)	$(0.37)	$0.19	$0.50
Diluted	$(0.07)	$(0.37)	$0.19	$0.49

(1)The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares and share equivalents outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per share amounts.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 5, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and limitations of internal control over financial reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Newport Beach, California
March 5, 2021

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

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

Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2020:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	774,648	$43.01	223,199
Equity compensation plans not approved by security holders	—	—	—
Total	774,648	$43.01	223,199

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 15" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

We include this portion of ITEM 15 under ITEM 8 of this Report on Form 10-K.

(2)Financial Statement Schedules

We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in this ITEM 15 by reference.

(3)Exhibits
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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020 (File No. 0-21044))

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

*10.23
Form of Option Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.24
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

10.25
Registration Rights Agreement dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044))

10.26
Second Amended and Restated Credit Agreement dated October 27, 2017 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on form 10-K for the year ended December 31, 2017 filed on March 13, 2018 (File No. 0-21044))

10.27
First Amendment to Second Amended and Restated Credit Agreement dated as of May 4, 2018 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated in reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

Exhibit Number	Document Description

10.28
Share Transfer Agreement dated April 23, 2018 between C.G. Development Limited and Guangzhou MuXia Hotel Management Co. Ltd. and Gemstar Technology (China) Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.29
Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on form S-8 filed on September 26, 2018 (File No. 333-227594))

10.30
Form of Restricted Stock Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044)

10.31
Form of Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.32
Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K dated December 27, 2018 filed on January 3, 2019 (File No. 0-21044))

10.33	Third Amendment to Second Amended and Restated Credit Agreement (filed herewith)

10.34	Fourth Amendment to Second Amended and Restated Credit Agreement (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 5, 2021
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 5, 2021

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 5, 2021

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 5, 2021

Sue Ann R. Hamilton Director	/s/ Sue Ann R. Hamilton	March 5, 2021

William C. Mulligan Director	/s/ William C. Mulligan	March 5, 2021

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 5, 2021

Carl E. Vogel Director	/s/ Carl E. Vogel	March 5, 2021

Edward K. Zinser Director	/s/ Edward K. Zinser	March 5, 2021