Form 10-Q
period 2021-03-31
UNIVERSAL ELECTRONICS INC
filed 2021-05-07
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,764,520 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 4, 2021.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$55,363	$57,153
Accounts receivable, net	139,708	129,433
Contract assets	7,612	9,685
Inventories	117,892	120,430
Prepaid expenses and other current assets	7,984	6,828
Income tax receivable	3,570	3,314
Total current assets	332,129	326,843
Property, plant and equipment, net	84,869	87,285
Goodwill	48,527	48,614
Intangible assets, net	19,973	19,710
Operating lease right-of-use assets	17,702	19,522
Deferred income taxes	4,899	5,564
Other assets	2,687	2,752
Total assets	$510,786	$510,290
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,922	$83,229
Line of credit	40,000	20,000
Accrued compensation	22,802	28,931
Accrued sales discounts, rebates and royalties	8,108	10,758
Accrued income taxes	597	3,535
Other accrued liabilities	33,725	33,057
Total current liabilities	185,154	179,510
Long-term liabilities:
Operating lease obligations	11,292	13,681
Contingent consideration	87	292
Deferred income taxes	2,248	1,913
Income tax payable	1,054	1,054
Other long-term liabilities	332	539
Total liabilities	200,167	196,989
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,581,162 and 24,391,595 shares issued on March 31, 2021 and December 31, 2020, respectively	246	244
Paid-in capital	306,226	302,084
Treasury stock, at cost, 10,808,525 and 10,618,002 shares on March 31, 2021 and December 31, 2020, respectively	(306,446)	(295,495)
Accumulated other comprehensive income (loss)	(21,390)	(18,522)
Retained earnings	331,983	324,990
Total stockholders' equity	310,619	313,301
Total liabilities and stockholders' equity	$510,786	$510,290

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$150,542	$151,778
Cost of sales	104,143	108,837
Gross profit	46,399	42,941
Research and development expenses	7,942	7,898
Selling, general and administrative expenses	29,846	26,997
Operating income	8,611	8,046
Interest income (expense), net	(108)	(632)
Other income (expense), net	23	(348)
Income before provision for income taxes	8,526	7,066
Provision for income taxes	1,533	1,220
Net income	$6,993	$5,846

Earnings per share:
Basic	$0.51	$0.42
Diluted	$0.49	$0.41
Shares used in computing earnings per share:
Basic	13,803	13,960
Diluted	14,199	14,211
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$6,993	$5,846
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,868)	(7,009)
Comprehensive income (loss)	$4,125	$(1,163)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three months ended March 31, 2021:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,392	$244	(10,618)	$(295,495)	$302,084	$(18,522)	$324,990	$313,301
Net income							6,993	6,993
Currency translation adjustment						(2,868)		(2,868)
Shares issued for employee benefit plan and compensation	160	2			408			410
Purchase of treasury shares			(191)	(10,951)				(10,951)
Stock options exercised	22	—			991			991
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,600			2,600
Performance-based common stock warrants					143			143
Balance at March 31, 2021	24,581	$246	(10,809)	$(306,446)	$306,226	$(21,390)	$331,983	$310,619

The following summarizes the changes in total equity for the three months ended March 31, 2020:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,118	$241	(10,174)	$(277,817)	$288,338	$(22,781)	$286,418	$274,399
Net income							5,846	5,846
Currency translation adjustment						(7,009)		(7,009)
Shares issued for employee benefit plan and compensation	129	1			526			527
Purchase of treasury shares			(169)	(6,291)				(6,291)
Shares issued to directors	9	1			(1)			—
Employee and director stock-based compensation					2,303			2,303
Performance-based common stock warrants					184			184
Balance at March 31, 2020	24,256	$243	(10,343)	$(284,108)	$291,350	$(29,790)	$292,264	$269,959
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,993	$5,846
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,319	7,498
Provision for credit losses	2	237
Deferred income taxes	894	835
Shares issued for employee benefit plan	410	527
Employee and director stock-based compensation	2,600	2,303
Performance-based common stock warrants	143	184
Loss on sale of Ohio call center	—	712
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(10,126)	2,060
Inventories	1,338	1,609
Prepaid expenses and other assets	384	118
Accounts payable and accrued liabilities	(12,546)	(28,969)
Accrued income taxes	(3,140)	(1,307)
Net cash used for operating activities	(6,729)	(8,347)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(3,698)	(1,986)
Acquisitions of intangible assets	(1,106)	(1,270)
Payment on sale of Ohio call center	—	(500)
Net cash used for investing activities	(4,804)	(3,756)
Cash flows from financing activities:
Borrowings under line of credit	30,000	25,000
Repayments on line of credit	(10,000)	(15,000)
Proceeds from stock options exercised	991	—
Treasury stock purchased	(10,951)	(6,291)
Contingent consideration payments in connection with business combinations	—	(3,091)
Net cash provided by financing activities	10,040	618
Effect of foreign currency exchange rates on cash and cash equivalents	(297)	(3,890)
Net decrease in cash and cash equivalents	(1,790)	(15,375)
Cash and cash equivalents at beginning of period	57,153	74,302
Cash and cash equivalents at end of period	$55,363	$58,927

Supplemental cash flow information:
Income taxes paid	$3,473	$1,384
Interest paid	$104	$637
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2020.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition; allowance for credit losses; inventory valuation; impairment of long-lived assets, intangible assets and goodwill; business combinations; income taxes and related valuation allowances; stock-based compensation expense and performance-based common stock warrants.

The coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread have created uncertainties and disruptions in the economic and financial markets. While we are not currently aware of events or circumstances that would require an update to our estimates, judgments or adjustments to the carrying values of our assets or liabilities, these estimates may change as developments occur and we obtain additional information. These future developments are highly uncertain and the outcomes are unpredictable. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Summary of Significant Accounting policies

With the exception of the following policy, our significant accounting policies are unchanged from those disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue Recognition

We license our symbolic intellectual property which includes our patented technologies and database of control codes. Revenue is recognized for these licensing arrangements on an over-time basis. We record license revenue for per-unit based licenses when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. We record per-unit-based licenses with minimum guarantees ratably over the license period to which the minimum guarantee relates and any per-unit sales in excess of the minimum guarantee in the period in which the sale occurs. We record licenses with fixed consideration ratably over the license period. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", which, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under previous guidance, an entity recognized the effects of the enacted tax law change on the effective income tax rate in the period that included the effective date of the tax law. Our adoption on January 1, 2021 did not have a material impact on our consolidated statement of financial position, results of operations and cash flows.

Recent Accounting Updates Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and in January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform". This guidance is intended to provide temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The amendments in these ASUs are elective and are effective upon issuance for all entities through December 31, 2022. These amendments are not expected to have a material impact on our consolidated statement of financial position, results of operations and cash flows.

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2021	December 31, 2020
North America	$5,618	$9,812
People's Republic of China ("PRC")	13,941	14,244
Asia (excluding the PRC)	12,451	13,518
Europe	15,319	10,926
South America	8,034	8,653
Total cash and cash equivalents	$55,363	$57,153

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Goods and services transferred at a point in time	$122,888	$117,058
Goods and services transferred over time	27,654	34,720
Net sales	$150,542	$151,778

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
United States	$50,292	$74,381
Asia (excluding PRC)	34,216	27,825
Europe	27,527	20,502
People's Republic of China	24,340	17,517
Latin America	6,144	4,640
Other	8,023	6,913
Total net sales	$150,542	$151,778

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2021		2020
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$27,201	18.1%	$32,935		21.7%
Daikin Industries Ltd.	$17,437	11.6%	—	(1)	—	(1)

(1)Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Trade receivables, gross	$134,003	$122,828
Allowance for credit losses	(1,358)	(1,412)
Allowance for sales returns	(408)	(761)
Trade receivables, net	132,237	120,655
Other	7,471	8,778
Accounts receivable, net	$139,708	$129,433

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$1,412	$1,492
Additions to costs and expenses	2	237
Write-offs/Foreign exchange effects	(56)	(48)
Balance at end of period	$1,358	$1,681

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net were as follows:

	March 31, 2021		December 31, 2020
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$25,022	17.9%	$19,782	15.3%

Note 4 — Inventories and Significant Supplier

Inventories were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials	$43,748	$44,273
Components	20,494	16,954
Work in process	4,983	6,211
Finished goods	48,667	52,992
Inventories	$117,892	$120,430

Significant Supplier

We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended March 31,
	2021		2020
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$9,773	12.8%	$11,177	14.0%
No supplier totaled 10% or more of our accounts payable balance at March 31, 2021 and December 31, 2020.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	March 31, 2021	December 31, 2020
United States	$14,337	$15,411
People's Republic of China	62,191	64,197
Mexico	22,248	22,410
All other countries	3,795	4,789
Total long-lived tangible assets	$102,571	$106,807

Property, plant, and equipment are shown net of accumulated depreciation of $157.3 million and $154.2 million at March 31, 2021 and December 31, 2020, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
Note 6 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2020	$48,614
Foreign exchange effects	(87)
Balance at March 31, 2021	$48,527

Intangible Assets, Net

The components of intangible assets, net were as follows:

	March 31, 2021			December 31, 2020
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$703	$(4)	$699	$477	$—	$477
Customer relationships	8,100	(4,506)	3,594	8,100	(4,329)	3,771
Developed and core technology	4,080	(3,117)	963	4,080	(3,044)	1,036
Distribution rights	336	(256)	80	352	(261)	91
Patents	22,287	(7,931)	14,356	21,601	(7,574)	14,027
Trademarks and trade names	800	(519)	281	800	(492)	308
Total intangible assets, net	$36,306	$(16,333)	$19,973	$35,410	$(15,700)	$19,710

(1)This table excludes the gross value of fully amortized intangible assets totaling $42.8 million and $42.7 million at March 31, 2021 and December 31, 2020, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended March 31,
	2021	2020
Cost of sales	$4	$—
Selling, general and administrative expenses	834	1,800
Total amortization expense	$838	$1,800

Estimated future annual amortization expense related to our intangible assets at March 31, 2021, was as follows:

(In thousands)
2021 (remaining 9 months)	$2,514
2022	3,586
2023	3,424
2024	2,508
2025	2,239
Thereafter	5,702
Total	$19,973

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At March 31, 2021, our operating leases had remaining lease terms of up to 40 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$17,702	$19,522
Liabilities:
Other accrued liabilities	$5,838	$6,094
Long-term operating lease obligations	11,292	13,681
Total lease liabilities	$17,130	$19,775

Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended March 31,
	2021	2020
Cost of sales	$670	$390
Selling, general and administrative expenses	1,036	998
Total operating lease expense	$1,706	$1,388
Operating cash outflows from operating leases	$1,798	$1,525
Operating lease right-of-use assets obtained in exchange for lease obligations	$294	$186
Non-cash release of operating lease obligations (1)	$654	$—

(1)During the three months ended March 31, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center which was sold in February 2020.

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	March 31, 2021	December 31, 2020
Weighted average lease liability term (in years)	3.6	3.7
Weighted average discount rate	3.72%	3.84%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at March 31, 2021. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	March 31, 2021
2021 (remaining 9 months)	$4,786
2022	5,702
2023	3,321
2024	2,010
2025	1,552
Thereafter	964
Total lease payments	18,335
Less: imputed interest	(1,205)
Total lease liabilities	$17,130

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
At March 31, 2021, we had one operating lease with a four-year term that had not yet commenced. The total initial lease liability, which is immaterial to the balance sheet, is not reflected within the above maturity schedule.

Note 8 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2022. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at March 31, 2021 and December 31, 2020.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at March 31, 2021 and December 31, 2020 were 1.37% and 1.39%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate will begin. LIBOR may continue to be used for new and existing borrowings on the Credit Line through December 31, 2021. After that date, new borrowings will no longer use LIBOR as a reference rate. Instead, these borrowings will be subject to an interest rate based on either the Secured Overnight Financing Rate ("SOFR"), which is deemed a replacement benchmark for LIBOR under the Second Amended Credit Agreement, or an alternate index to be agreed upon. Between December 31, 2021 and June 30, 2023, any legacy borrowings may continue to use LIBOR as the basis for interest rates. After June 30, 2023, however, all borrowings will be based on SOFR or the alternate index.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At March 31, 2021, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At March 31, 2021 and December 31, 2020, we had $40.0 million and $20.0 million outstanding under the Credit Line, respectively. Our total interest expense on borrowings was $0.1 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively.

Note 9 — Income Taxes

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded income tax expense of $1.5 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. The income tax expense for the three months ended March 31, 2021 increased primarily due to an increase in global pre-tax income and the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance.

At December 31, 2020, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2020, we had a three-year

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
cumulative operating loss for our U.S. operations and accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended March 31, 2021, there was no change to our valuation allowance position.

At March 31, 2021, we had gross unrecognized tax benefits of $3.1 million, including interest and penalties, which, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at March 31, 2021 and December 31, 2020 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Accrued bonus	$2,343	$7,602
Accrued commission	529	1,779
Accrued salary/wages	7,079	7,107
Accrued social insurance (1)	7,340	7,375
Accrued vacation/holiday	3,695	3,307
Other accrued compensation	1,816	1,761
Total accrued compensation	$22,802	$28,931

(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2021 and December 31, 2020.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Duties	$4,743	$4,469
Expense associated with fulfilled performance obligations	1,344	1,372
Freight and handling fees	2,418	2,218
Operating lease obligations	5,838	6,094
Product warranty claims costs	1,575	1,721
Professional fees	5,769	3,794
Sales and value added taxes	4,879	5,118
Short-term contingent consideration	—	1,758
Other (1)	7,159	6,513
Total other accrued liabilities	$33,725	$33,057

(1)Includes $0.5 million and $0.3 million of contract liabilities at March 31, 2021 and December 31, 2020, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$1,721	$1,514
Accruals for warranties issued during the period	46	—
Settlements (in cash or in kind) during the period	(149)	—
Foreign currency translation gain (loss)	(43)	(16)
Balance at end of period	$1,575	$1,498

Litigation

Roku Matters

2018 Lawsuit
On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefor and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku's Inter Partes Review requests (see discussion below).

International Trade Commission Investigation of Roku, TCL, Hisense and Funai
On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. The trial ended on April 23, 2021. The parties will each submit post-trial briefing in May and the initial determination from the Administrative Law Judge is expected in early July 2021.

2020 Lawsuit
As a companion case to our ITC complaint, on April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars. These matters had been stayed pending the results of the ITC investigation mentioned above.

Inter Partes Reviews
Throughout these litigation matters against Roku and the others identified above, Roku has filed multiple Inter Partes Review ("IPR") requests with the PTAB on all patents at issue in the 2018 Lawsuit, the ITC Action, and the 2020 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request seven times, granted Roku's request four times and we are awaiting the PTAB's institution decision with respect to the remaining nine IPR requests. Of the four IPR requests granted by the PTAB, the results were mixed, with the PTAB validating many of our patent claims and invalidating others. We will appeal any PTAB decision that resulted in an invalidation of our patent claims.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
International Trade Commission Investigation Request Made by Roku against UEI and certain UEI Customers
On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers’ remote control devices and televisions infringe two of Roku’s recently acquired patents. The ITC has not yet decided to initiate the requested investigation, but if it does we will vigorously defend against them. As a companion to its ITC request, Roku also filed a lawsuit against us in Federal District court in the Central District of California alleging that we are infringing the same patents they alleged being infringed in the ITC request explained above. We will vigorously defend these allegations as well.

Court of International Trade Action against the United States of America, et. al.

On October 9, 2020, we and our subsidiaries, Ecolink Intelligent Technology, Inc. ("Ecolink") and RCS Technology, LLC ("RCS"), filed an amended complaint (20-cv-00670) in the Court of International Trade (the "CIT") against the United States of America; the Office of the United States Trade Representative; Robert E. Lighthizer, U.S. Trade Representative; U.S. Customs & Border Protection; and Mark A. Morgan, U.S. Customs & Border Protection Acting Commissioner, challenging both the substantive and procedural processes followed by the United States Trade Representative ("USTR") when instituting Section 301 Tariffs on imports from China under Lists 3 and 4A.

Pursuant to this complaint, we, Ecolink and RCS are alleging that USTR's institution of Lists 3 and 4A tariffs violated the Trade Act of 1974 (the "Trade Act") on the grounds that the USTR failed to make a determination or finding that there was an unfair trade practice that required a remedy and moreover, that Lists 3 and 4A tariffs were instituted beyond the 12-month time limit provided for in the governing statute. We, Ecolink and RCS also allege that the manner in which the Lists 3 and 4A tariff actions were implemented violated the Administrative Procedures Act (the "APA") by failing to provide adequate opportunity for comments, failed to consider relevant factors when making its decision and failed to connect the record facts to the choices it made by not explaining how the comments received by USTR came to shape the final implementation of Lists 3 and 4A.

We, Ecolink and RCS are asking the CIT to declare that the defendants' actions resulting in the tariffs on products covered by Lists 3 and 4A are unauthorized by and contrary to the Trade Act and were arbitrarily and unlawfully promulgated in violation of the APA; to vacate the Lists 3 and 4A tariffs; to order a refund (with interest) of any Lists 3 and 4A duties paid by us, Ecolink and RCS; to permanently enjoin the U.S. government from applying Lists 3 and 4A duties against us, Ecolink and RCS; and award us, Ecolink and RCS our costs and reasonable attorney's fees.

The defendants have requested an automatic stay of all pending cases challenging the Lists 3 and 4A tariffs except for one or more "test cases." It proposed the first-filed case—the case filed by HMTX—as the test case. The government also asked the court to appoint a "steering committee" consisting of several lead counsel for the plaintiffs to direct the litigation. The government proposed a bifurcated briefing schedule, under which the parties would first brief the government's upcoming motion to dismiss before briefing the merits of plaintiffs' claims. We will agree to a stay in our case. HMTX has filed a response agreeing to the stay and to being the test case but opposed the defendants' proposed briefing schedule.

On February 10, 2021, the CIT's three-judge panel issued an order establishing a master case for filings that relate to some or all of the Section 301 cases. The order also established a deadline of March 12, 2021 for the government to file a "master answer" to all the complaints.

On March 31, 2021, the CIT issued an order stating that it would proceed with the HMTX case as the sample case and staying all other Section 301 cases. The CIT directed the HMTX plaintiffs and the government to file a proposed briefing schedule and joint status report on the issue of refunds. After the parties did so, the CIT adopted a briefing schedule that requires briefing to be completed by November 15, 2021. The CIT also scheduled a status conference for April 26, 2021 to discuss the issue of availability of refunds. In advance of that status conference, the HMTX plaintiffs filed a motion seeking a preliminary injunction seeking to enjoin the further liquidation of entries pending the outcome of the case. It is our hope that this issue will be resolved at the status conference with the court ruling to either (1) declare that such refunds will be available if plaintiffs prevail or (2) enjoin the further liquidation of entries pending the outcome of the case.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On February 11, 2021, our Board approved a new share repurchase program with an effective date of February 23, 2021 (the "February 2021 Program"). Pursuant to the February 2021 Program, we may, from time to time until May 6, 2021, repurchase up to 300,000 shares of our common stock. On April 28, 2021, our Board approved a new share repurchase program with an effective date of May 11, 2021 (the "May 2021 Program"). Pursuant to the May 2021 Program, we may, from time to time until August 5, 2021, repurchase up to 300,000 shares of our common stock. We may utilize various methods to effect the repurchases, which may include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Shares repurchased	191	169
Cost of shares repurchased	$10,951	$6,291

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cost of sales	$37	$74
Research and development expenses	313	236
Selling, general and administrative expenses:
Employees	1,868	1,583
Outside directors	382	410
Total employee and director stock-based compensation expense	$2,600	$2,303

Income tax benefit	$466	$506

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	774	$43.01
Granted	80	59.43
Exercised	(22)	44.39		$253
Forfeited/canceled/expired	—	—
Outstanding at March 31, 2021 (1)	832	$44.56	3.78	$10,513
Vested and expected to vest at March 31, 2021 (1)	832	$44.56	3.78	$10,513
Exercisable at March 31, 2021 (1)	616	$43.68	2.94	$8,444
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2021. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2021	2020
Weighted average fair value of grants	$23.97	$17.70
Risk-free interest rate	0.41%	1.44%
Expected volatility	48.49%	43.95%
Expected life in years	4.62	4.59

As of March 31, 2021, we expect to recognize $3.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.2 years.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2020	$374	$34.53
Granted	113	59.67
Vested	(160)	34.90
Forfeited	(1)	31.83
Non-vested at March 31, 2021	$326	$43.13

As of March 31, 2021, we expect to recognize $13.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.2 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess would count toward aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants. At March 31, 2021, 275,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 225,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $340 million in goods and services from us during the period January 1, 2020 through December 31, 2021.

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

The FASB issued guidance in November 2019 that clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense be recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and, accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. Through March 31, 2021, none of the warrants had vested for the two-year period beginning January 1, 2020.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting grant-date fair value of the warrants as of January 1, 2020 were the following:

Fair value	$17.19
Price of Universal Electronics Inc. common stock	$52.21
Risk-free interest rate	1.62%
Expected volatility	48.86%
Expected life in years	3.00

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Reduction to net sales	$143	$184
Income tax benefit	$36	$46

We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate estimated fair value of the warrants is recognized as a reduction to revenue over the related two-year vesting period. At March 31, 2021, the aggregate unrecognized estimated fair value of warrants we estimate will vest was $0.5 million.

Note 16 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net gain (loss) on foreign currency exchange contracts (1)	$1,161	$252
Net gain (loss) on foreign currency exchange transactions	(1,270)	(548)
Other income (expense)	132	(52)
Other income (expense), net	$23	$(348)

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 17 — Earnings Per Share

Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2021	2020
BASIC
Net income	$6,993	$5,846
Weighted-average common shares outstanding	13,803	13,960
Basic earnings per share	$0.51	$0.42

DILUTED
Net income	$6,993	$5,846
Weighted-average common shares outstanding for basic	13,803	13,960
Dilutive effect of stock options, restricted stock and common stock warrants	396	251
Weighted-average common shares outstanding on a diluted basis	14,199	14,211
Diluted earnings per share	$0.49	$0.41

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2021	2020
Stock options	230	402
Restricted stock awards	50	51
Common stock warrants	—	275

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	March 31, 2021				December 31, 2020
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(56)	$—	$(56)	$—	$113	$—	$113

We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $1.2 million and a net pre-tax gain of $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2021	USD/Chinese Yuan Renminbi	CNY	$51.0	6.5537	$(189)	April 30, 2021
March 31, 2021	USD/Euro	USD	$34.0	1.1777	$133	April 30, 2021
December 31, 2020	USD/Chinese Yuan Renminbi	CNY	$55.0	6.5370	$239	January 29, 2021
December 31, 2020	USD/Brazilian Real	USD	$0.9	5.1714	$4	January 29, 2021
December 31, 2020	USD/Euro	USD	$28.0	1.2177	$(106)	January 29, 2021
December 31, 2020	USD/Mexican Peso	USD	$1.9	20.1915	$(24)	January 29, 2021
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

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes over 12,500 brands comprising over 940,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE) Z-Wave, IP as well as Home Network and Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology, which includes nearly 9.9 million unique device fingerprints across both AV and Smart Home devices.

Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired Consumer Electronics Control ("CEC") and wireless IP control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for many home entertainment and automation devices in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and Internet of Things devices. These control codes are captured directly from original control devices or from the manufacturer's written specifications to ensure the accuracy and integrity of the library. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.

We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At March 31, 2021, we had over 600 issued and pending U.S. patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.

We operate as one business segment. We have two domestic subsidiaries and 26 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain and the United Kingdom.

To recap our results for the three months ended March 31, 2021:

•Net sales decreased 0.8% to $150.5 million for the three months ended March 31, 2021 from $151.8 million for the three months ended March 31, 2020.
•Our gross margin percentage increased to 30.8% for the three months ended March 31, 2021 from 28.3% for the three months ended March 31, 2020.
•Operating expenses, as a percentage of net sales, increased to 25.1% for the three months ended March 31, 2021 from 23.0% for the three months ended March 31, 2020.
•Our operating income increased to $8.6 million for the three months ended March 31, 2021 from $8.0 million for the three months ended March 31, 2020. Our operating income percentage increased to 5.7% for the three months ended March 31, 2021 from 5.3% for the three months ended March 31, 2020.
•Income tax expense increased to $1.5 million for the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020.

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

COVID-19 Pandemic Impact

The global spread of COVID-19 has been and continues to be a complex and rapidly-evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have and will continue to impact our business, operations, and financial results. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the COVID-19 pandemic (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact the COVID-19 pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing, and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As the COVID-19 pandemic continues, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain the COVID-19 pandemic are continuing to evolve globally. Our COVID-19 task force, which includes a cross-functional group of senior-level executives, continues to manage and respond to the ever-changing health and safety requirements across the globe and communicate our responses and recommended course of action to our global factory and office leaders.

In addition, we continue to maintain safety measures for all our employees across the globe, including implementing work-from-home arrangements, restricting travel except where essential and approved in advance, frequent office and factory sanitation, temperature scans upon entry, hand sanitizer stations located throughout our facilities and offices, mask wearing, social distancing measures in gathering places and restricting visitor access. All factories are up to or near labor capacity as of the issuance of this report.

Further, we continue to monitor and follow suggested guidelines by the Centers for Disease Control and Prevention, the World Health Organization, and local governmental orders and recommendations. The continued safety and welfare of our employees will remain at the forefront of all decision-making.

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

Global Integrated Circuit Shortage Impact

During the first quarter of 2021, we began experiencing difficulty in ordering integrated circuits ("ICs") for future use and that difficulty is continuing. The global shortage of ICs is affecting a multitude of industries and we expect it to continue to affect our business for the remainder of 2021. While we are identifying other sources of ICs and taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that we will find alternative sources to meet our short and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to find these alternative sources of ICs or are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers’ demands. This, in turn, may affect our ability to meet our quarterly revenue targets for the remainder of 2021. Further, we may incur additional freight costs to meet the delivery demands of our customers. In addition, many of our products are paired with certain of our customers’ products, like set-top boxes or televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	69.2	71.7
Gross profit	30.8	28.3
Research and development expenses	5.3	5.2
Selling, general and administrative expenses	19.8	17.8
Operating income	5.7	5.3
Interest income (expense), net	(0.1)	(0.4)
Other income (expense), net	0.0	(0.2)
Income before provision for income taxes	5.6	4.7
Provision for income taxes	1.0	0.8
Net income	4.6%	3.9%

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Net sales. Net sales for the three months ended March 31, 2021 were $150.5 million, a slight decrease compared to $151.8 million for the three months ended March 31, 2020. Beginning in the first quarter of 2020, the COVID-19 pandemic began to adversely affect our sales, primarily in the subscription broadcast channel. Through the first quarter of 2021, the ill effects caused by the pandemic on the subscription broadcast channel still remain.

Gross profit. Gross profit for the three months ended March 31, 2021 was $46.4 million compared to $42.9 million for the three months ended March 31, 2020. Gross profit as a percentage of sales increased to 30.8% for the three months ended March 31, 2021 from 28.3% for the three months ended March 31, 2020. Gross profit as a percentage of sales was favorably impacted by a mix shift toward higher margin revenue streams such as royalties, as a few of the largest consumer electronic companies in the world are embedding our technology in their devices. The gross margin increase due to mix shift was partially offset by the weakening of the U.S. Dollar versus the Chinese Yuan Renminbi and Mexican Peso.

Research and development ("R&D") expenses. R&D expenses remained consistent at $7.9 million for both the three months ended March 31, 2021 and the three months ended March 31, 2020.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased to $29.8 million for the three months ended March 31, 2021 from $27.0 million for the three months ended March 31, 2020, primarily due to an increase in outside legal expenses related to a specific legal matter.

Interest income (expense), net. Interest expense, net decreased to $0.1 million for the three months ended March 31, 2021 from $0.6 million for the three months ended March 31, 2020 as a result of a lower average quarterly loan balance and a lower interest rate.

Other income (expense), net. Other income, net was $23 thousand for the three months ended March 31, 2021, as a result of net foreign currency gains, compared to other expense, net of $0.3 million for the three months ended March 31, 2020, as a result of net foreign currency losses.

Provision for income taxes. Income tax expense was $1.5 million for the three months ended March 31, 2021, representing an effective tax rate of 18.0% compared to an income tax expense of $1.2 million for the three months ended March 31, 2020, representing an effective tax rate of 17.3%.

Liquidity and Capital Resources

Sources and Uses of Cash

(In thousands)	Three Months Ended March 31, 2021	Increase (Decrease)	Three Months Ended March 31, 2020
Cash used for operating activities	$(6,729)	$1,618	$(8,347)
Cash used for investing activities	(4,804)	(1,048)	(3,756)
Cash provided by financing activities	10,040	9,422	618
Effect of foreign currency exchange rates on cash and cash equivalents	(297)	3,593	(3,890)
Net decrease in cash and cash equivalents	$(1,790)	$13,585	$(15,375)

(In thousands)	March 31, 2021	Increase (Decrease)	December 31, 2020
Cash and cash equivalents	$55,363	$(1,790)	$57,153
Working capital	146,975	(358)	147,333

Net cash used for operating activities was $6.7 million during the three months ended March 31, 2021 compared to $8.3 million during the three months ended March 31, 2020. Net income was $7.0 million for the three months ended March 31, 2021 compared to net income of $5.8 million for the three months ended March 31, 2020. Accounts payable and accrued liabilities resulted in net cash outflows of $12.5 million during the three months ended March 31, 2021 compared to $29.0 million during the three months ended March 31, 2020, largely as a result of the timing of payments and a decrease in accrued compensation and contingent consideration payments. Inventory turnover was 3.5 at March 31, 2021, as compared to 3.2 at March 31, 2020. Changes in accounts receivable and contract assets reduced cash flows by $10.1 million during the three months ended March 31, 2021 compared to cash inflows of $2.1 million during the three months ended March 31, 2020 largely as a result of the timing of sales during the quarter. Days sales outstanding were 79 days at March 31, 2021 compared to 75 days at March 31, 2020.

Net cash used for investing activities during the three months ended March 31, 2021 was $4.8 million, of which $3.7 million and $1.1 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the three months ended March 31, 2020 was $3.8 million of which $2.0 million and $1.3 million was used for capital expenditures and the development of patents, respectively.

Net cash provided by financing activities was $10.0 million during the three months ended March 31, 2021 compared to $0.6 million during the three months ended March 31, 2020. The increase in cash provided by financing activities was driven primarily by borrowing and repayment activity on our line of credit. During the three months ended March 31, 2021, we had net borrowings of $20.0 million compared to net borrowings of $10.0 million during the three months ended March 31, 2020.

During the three months ended March 31, 2021, we repurchased 190,523 shares of our common stock at a cost of $11.0 million compared to our repurchase of 169,167 shares at a cost of $6.3 million during the three months ended March 31, 2020. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to utilize these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 13 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.

Contractual Obligations

The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$19,051	$6,863	$8,181	$3,249	$758
Purchase obligations (1)	6,211	2,691	210	578	2,732
Contingent consideration (2)	87	—	87	—	—
Total contractual obligations	$25,349	$9,554	$8,478	$3,827	$3,490

(1)Purchase obligations primarily consist of contractual payments to purchase property, plant and equipment and payments for a fixed-fee software license.
(2)Contingent consideration consists of contingent payments related to our purchases of the net assets of RCS Control Systems, Inc. ("RCS").

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$55,363	$57,153
Available borrowing resources	82,300	102,300

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

On March 31, 2021, we had $5.6 million, $14.0 million, $12.5 million, $15.3 million and $8.0 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2020, we had $9.8 million, $14.3 million, $13.5 million, $10.9 million, and $8.7 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2022. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at March 31, 2021.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at March 31, 2021 and December 31, 2020 were 1.37% and 1.39%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate will begin. LIBOR may continue to be used for new and existing borrowings on the Credit Line through December 31, 2021. After that date, new borrowings will no longer use LIBOR as a reference rate. Instead, these borrowings will be subject to an interest rate based on either the Secured Overnight Financing Rate ("SOFR"), which is deemed a replacement benchmark for LIBOR under the Second Amended Credit Agreement, or an alternate index to be agreed upon. Between December 31, 2021 and June 30, 2023, any legacy borrowings may continue to use LIBOR as the basis for interest rates. After June 30, 2023, however, all borrowings will be based on SOFR or the alternate index.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of March 31, 2021, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At March 31, 2021, we had an outstanding balance of $40.0 million on our Credit Line and $82.3 million of availability.

Off-Balance Sheet Arrangements

We do not participate in any material off-balance sheet arrangements.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements

We caution that the following important factors, among others (including but not limited to factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2020 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission ("SEC")), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position and liquidity; the impact to our quarterly revenue, margins and operating profits due to our inability to continue to obtain adequate quantities of component parts, including integrated circuits; the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their decision to purchase their products from an alternative or second source supplier, their efforts to refocus their operations to broadband and over-the-top ("OTT") versus traditional linear video, their failure to grow as we anticipated, their internal inventory control measures, or their loss of market share; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the effects of doing business internationally, including the effects that changes in laws, regulations and policies may have on our business including the impact of new or additional tariffs and surcharges; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly those jurisdictions where we are moving our operations; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts including moving our operations and manufacturing facilities to lower cost jurisdictions; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the Company's shares have on the Company's stock value; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.3 million annual impact on net income based on our outstanding Credit Line balance at March 31, 2021.

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

Foreign Currency Exchange Rate Risk

At March 31, 2021, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, Japanese Yen, and Argentinian Peso. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee and Japanese Yen and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Brazilian Real and Argentinian Peso, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2021, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, Japanese Yen, and Argentinian Peso relative to the U.S. Dollar fluctuate 10% from March 31, 2021, net income in the second quarter of 2021 would fluctuate by approximately $9.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in "Notes to Consolidated Financial Statements - Note 12" is incorporated herein by reference.

ITEM 1A. RISK FACTORS

During the first quarter of 2021, we began experiencing difficulty in ordering integrated circuits ("ICs") for future use and that difficulty is continuing. The global shortage of ICs is affecting a multitude of industries and we expect it to continue to affect our business for the remainder of 2021. While we are identifying other sources of ICs and taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that we will find alternative sources to meet our short and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to find these alternative sources of ICs or are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers’ demands. This, in turn, may affect our ability to meet our quarterly revenue targets for the remainder of 2021. Further, we may incur additional freight costs to meet the delivery demands of our customers. In addition, many of our products are paired with certain of our customers’ products, like set-top boxes and televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease.

In addition, the reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2020 Annual Report on Form 10-K. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended March 31, 2021, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2021 - January 31, 2021	1,203	$53.78	—	500,000
February 1, 2021 - February 28, 2021	84,675	58.28	49,529	250,471
March 1, 2021 - March 31, 2021	104,645	56.87	85,852	164,619
Total	190,523	$57.48	135,381	164,619

(1)Of the repurchases in January, February, and March, 1,203, 35,146 and 18,793 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
(2)On February 11, 2021, our Board approved a new share repurchase program with an effective date of February 23, 2021 (the "February 2021 Program"). Pursuant to the February 2021 Program, we may, from time to time until May 6, 2021, repurchase up to 300,000 shares of our common stock. On April 28, 2021, our Board approved a new share repurchase program with an effective date of May 11, 2021 (the "May 2021 Program"). Pursuant to the May 2021 Program, we may, from time to time until August 5, 2021, repurchase up to 300,000 shares of our common stock. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Exchange Act.

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

Dated:	May 6, 2021	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)