Form 10-Q
period 2021-06-30
UNIVERSAL ELECTRONICS INC
filed 2021-08-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,483,554 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 3, 2021.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$67,690	$57,153
Accounts receivable, net	134,994	129,433
Contract assets	9,585	9,685
Inventories	121,430	120,430
Prepaid expenses and other current assets	6,901	6,828
Income tax receivable	3,650	3,314
Total current assets	344,250	326,843
Property, plant and equipment, net	82,485	87,285
Goodwill	48,555	48,614
Intangible assets, net	19,923	19,710
Operating lease right-of-use assets	19,098	19,522
Deferred income taxes	4,571	5,564
Other assets	2,502	2,752
Total assets	$521,384	$510,290
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,079	$83,229
Line of credit	46,000	20,000
Accrued compensation	24,207	28,931
Accrued sales discounts, rebates and royalties	6,597	10,758
Accrued income taxes	1,027	3,535
Other accrued liabilities	29,046	33,057
Total current liabilities	196,956	179,510
Long-term liabilities:
Operating lease obligations	13,197	13,681
Contingent consideration	—	292
Deferred income taxes	2,477	1,913
Income tax payable	1,054	1,054
Other long-term liabilities	332	539
Total liabilities	214,016	196,989
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,603,638 and 24,391,595 shares issued on June 30, 2021 and December 31, 2020, respectively	246	244
Paid-in capital	309,072	302,084
Treasury stock, at cost, 11,128,717 and 10,618,002 shares on June 30, 2021 and December 31, 2020, respectively	(322,179)	(295,495)
Accumulated other comprehensive income (loss)	(17,347)	(18,522)
Retained earnings	337,576	324,990
Total stockholders' equity	307,368	313,301
Total liabilities and stockholders' equity	$521,384	$510,290

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$150,491	$153,133	$301,033	$304,911
Cost of sales	105,829	115,058	209,972	223,895
Gross profit	44,662	38,075	91,061	81,016
Research and development expenses	7,676	7,385	15,618	15,283
Selling, general and administrative expenses	27,965	24,230	57,811	51,227
Operating income	9,021	6,460	17,632	14,506
Interest income (expense), net	(127)	(372)	(235)	(1,004)
Accrued social insurance adjustment	—	9,464	—	9,464
Other income (expense), net	(17)	731	6	383
Income before provision for income taxes	8,877	16,283	17,403	23,349
Provision for income taxes	3,284	1,883	4,817	3,103
Net income	$5,593	$14,400	$12,586	$20,246

Earnings per share:
Basic	$0.41	$1.03	$0.92	$1.45
Diluted	$0.40	$1.02	$0.89	$1.43
Shares used in computing earnings per share:
Basic	13,672	13,915	13,737	13,938
Diluted	13,926	14,151	14,062	14,181
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,593	$14,400	$12,586	$20,246
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4,043	(770)	1,175	(7,779)
Comprehensive income	$9,636	$13,630	$13,761	$12,467
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and six months ended June 30, 2021:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,392	$244	(10,618)	$(295,495)	$302,084	$(18,522)	$324,990	$313,301
Net income							6,993	6,993
Currency translation adjustment						(2,868)		(2,868)
Shares issued for employee benefit plan and compensation	160	2			408			410
Purchase of treasury shares			(191)	(10,951)				(10,951)
Stock options exercised	22	—			991			991
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,600			2,600
Performance-based common stock warrants					143			143
Balance at March 31, 2021	24,581	$246	(10,809)	$(306,446)	$306,226	$(21,390)	$331,983	$310,619
Net income							5,593	5,593
Currency translation adjustment						4,043		4,043
Shares issued for employee benefit plan and compensation	15	—			271			271
Purchase of treasury shares			(320)	(15,733)				(15,733)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,444			2,444
Performance-based common stock warrants					131			131
Balance at June 30, 2021	24,604	$246	(11,129)	$(322,179)	$309,072	$(17,347)	$337,576	$307,368
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and six months ended June 30, 2020:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,118	$241	(10,174)	$(277,817)	$288,338	$(22,781)	$286,418	$274,399
Net income							5,846	5,846
Currency translation adjustment						(7,009)		(7,009)
Shares issued for employee benefit plan and compensation	129	1			526			527
Purchase of treasury shares			(169)	(6,291)				(6,291)
Shares issued to directors	9	1			(1)			—
Employee and director stock-based compensation					2,303			2,303
Performance-based common stock warrants					184			184
Balance at March 31, 2020	24,256	$243	(10,343)	$(284,108)	$291,350	$(29,790)	$292,264	$269,959
Net income							14,400	14,400
Currency translation adjustment						(770)		(770)
Shares issued for employee benefit plan and compensation	13	—			212			212
Purchase of treasury shares			(3)	(114)				(114)
Employee and director stock-based compensation					2,291			2,291
Performance-based common stock warrants					154			154
Balance at June 30, 2020	24,269	$243	(10,346)	$(284,222)	$294,007	$(30,560)	$306,664	$286,132
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$12,586	$20,246
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	13,128	15,663
Provision for credit losses	1	240
Deferred income taxes	1,637	1,275
Shares issued for employee benefit plan	681	739
Employee and director stock-based compensation	5,044	4,594
Performance-based common stock warrants	274	338
Impairment of long-term assets	—	50
Accrued social insurance adjustment	—	(9,464)
Loss on sale of Ohio call center	—	712
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(6,241)	(848)
Inventories	(1,076)	9,571
Prepaid expenses and other assets	625	1,947
Accounts payable and accrued liabilities	(7,338)	(40,869)
Accrued income taxes	(2,837)	293
Net cash provided by operating activities	16,484	4,487
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(6,206)	(6,210)
Acquisitions of intangible assets	(1,907)	(3,077)
Payment on sale of Ohio call center	—	(500)
Net cash used for investing activities	(8,113)	(9,787)
Cash flows from financing activities:
Borrowings under line of credit	41,000	50,000
Repayments on line of credit	(15,000)	(45,000)
Proceeds from stock options exercised	991	—
Treasury stock purchased	(26,684)	(6,405)
Contingent consideration payments in connection with business combinations	—	(3,091)
Net cash provided by (used for) financing activities	307	(4,496)
Effect of foreign currency exchange rates on cash and cash equivalents	1,859	(5,674)
Net increase (decrease) in cash and cash equivalents	10,537	(15,470)
Cash and cash equivalents at beginning of period	57,153	74,302
Cash and cash equivalents at end of period	$67,690	$58,832

Supplemental cash flow information:
Income taxes paid	$5,663	$2,215
Interest paid	$202	$1,069
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Our results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
JUNE 30, 2021
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

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2021	December 31, 2020
North America	$6,473	$9,812
People's Republic of China ("PRC")	18,614	14,244
Asia (excluding the PRC)	10,382	13,518
Europe	22,021	10,926
South America	10,200	8,653
Total cash and cash equivalents	$67,690	$57,153

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Goods and services transferred at a point in time	$119,503	$121,187	$242,391	$238,245
Goods and services transferred over time	30,988	31,946	58,642	66,666
Net sales	$150,491	$153,133	$301,033	$304,911

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
United States	$51,322	$65,233	$101,614	$139,614
Asia (excluding PRC)	31,608	30,295	65,824	58,120
Europe	31,640	26,004	59,167	46,506
People's Republic of China	23,489	20,511	47,829	38,028
Latin America	5,368	3,466	11,512	8,106
Other	7,064	7,624	15,087	14,537
Total net sales	$150,491	$153,133	$301,033	$304,911

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2021		2020
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$24,699	16.4%	$29,546	19.3%
Daikin Industries Ltd.	$16,448	10.9%	$16,457	10.7%

	Six Months Ended June 30,
	2021		2020
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$51,900	17.2%	$62,481		20.5%
Daikin Industries Ltd.	$33,885	11.3%	$—	(1)	—%	(1)

(1)Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Trade receivables, gross	$126,997	$122,828
Allowance for credit losses	(1,372)	(1,412)
Allowance for sales returns	(465)	(761)
Trade receivables, net	125,160	120,655
Other	9,834	8,778
Accounts receivable, net	$134,994	$129,433

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$1,412	$1,492
Additions to costs and expenses	1	240
Write-offs/Foreign exchange effects	(41)	(35)
Balance at end of period	$1,372	$1,697

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net were as follows:

	June 30, 2021		December 31, 2020
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$22,908	17.0%	$19,782	15.3%

Note 4 — Inventories and Significant Supplier

Inventories were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$45,072	$44,273
Components	24,631	16,954
Work in process	5,753	6,211
Finished goods	45,974	52,992
Inventories	$121,430	$120,430

Significant Supplier

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended June 30,
	2021		2020
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$9,840	11.9%	$10,030	13.1%

	Six Months Ended June 30,
	2021		2020
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$19,613	12.3%	$21,207	13.6%
No supplier totaled 10% or more of our accounts payable balance at June 30, 2021 and December 31, 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	June 30, 2021	December 31, 2020
United States	$15,691	$15,411
People's Republic of China	60,815	64,197
Mexico	21,475	22,410
All other countries	3,602	4,789
Total long-lived tangible assets	$101,583	$106,807

Property, plant, and equipment are shown net of accumulated depreciation of $161.8 million and $154.2 million at June 30, 2021 and December 31, 2020, respectively.

Note 6 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2020	$48,614
Foreign exchange effects	(59)
Balance at June 30, 2021	$48,555

Intangible Assets, Net

The components of intangible assets, net were as follows:

	June 30, 2021			December 31, 2020
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$871	$(8)	$863	$477	$—	$477
Customer relationships	8,100	(4,682)	3,418	8,100	(4,329)	3,771
Developed and core technology	4,080	(3,189)	891	4,080	(3,044)	1,036
Distribution rights	342	(268)	74	352	(261)	91
Patents	22,692	(8,269)	14,423	21,601	(7,574)	14,027
Trademarks and trade names	800	(546)	254	800	(492)	308
Total intangible assets, net	$36,885	$(16,962)	$19,923	$35,410	$(15,700)	$19,710

(1)This table excludes the gross value of fully amortized intangible assets totaling $43.0 million and $42.7 million at June 30, 2021 and December 31, 2020, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$4	$—	$8	$—
Selling, general and administrative expenses	712	1,906	1,546	3,720
Total amortization expense	$716	$1,906	$1,554	$3,720

Estimated future annual amortization expense related to our intangible assets at June 30, 2021, was as follows:

(In thousands)
2021 (remaining 6 months)	$1,701
2022	3,733
2023	3,571
2024	2,570
2025	2,301
Thereafter	6,047
Total	$19,923

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At June 30, 2021, our operating leases had remaining lease terms of up to 39 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$19,098	$19,522
Liabilities:
Other accrued liabilities	$5,067	$6,094
Long-term operating lease obligations	13,197	13,681
Total lease liabilities	$18,264	$19,775

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$628	$382	$1,298	$772
Selling, general and administrative expenses	1,023	1,020	2,059	2,018
Total operating lease expense	$1,651	$1,402	$3,357	$2,790
Operating cash outflows from operating leases	$1,585	$1,543	$3,383	$3,068
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,711	$—	$3,009	$186
Non-cash release of operating lease obligations (1)	$—	$—	$654	$—
(1)During the six months ended June 30, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center which was sold in February 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	June 30, 2021	December 31, 2020
Weighted average lease liability term (in years)	4.1	3.7
Weighted average discount rate	3.37%	3.84%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at June 30, 2021. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	June 30, 2021
2021 (remaining 6 months)	$2,779
2022	5,584
2023	3,990
2024	2,690
2025	2,240
Thereafter	2,317
Total lease payments	19,600
Less: imputed interest	(1,336)
Total lease liabilities	$18,264

At June 30, 2021, we had four operating leases with four-year terms that had not yet commenced. The total initial lease liability, which is immaterial to the balance sheet, is not reflected within the above maturity schedule.

Note 8 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2022. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at June 30, 2021 and December 31, 2020.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at June 30, 2021 and December 31, 2020 were 1.35% and 1.39%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate will begin. LIBOR may continue to be used for new and existing borrowings on the Credit Line through December 31, 2021. After that date, new borrowings will no longer use LIBOR as a reference rate. Instead, these borrowings will be subject to an interest rate based on either the Secured Overnight Financing Rate ("SOFR"), which is deemed a replacement benchmark for LIBOR under the Second Amended Credit Agreement, or an alternate index to be agreed upon. Between December 31, 2021 and June 30, 2023, any legacy borrowings may continue to use LIBOR as the basis for interest rates. After June 30, 2023, all borrowings will be based on SOFR or the alternate index.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At June 30, 2021, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At June 30, 2021 and December 31, 2020, we had $46.0 million and $20.0 million outstanding under the Credit Line, respectively. Our total interest expense on borrowings was $0.2 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively. Our total interest expense on borrowings was $0.3 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively.

Note 9 — Income Taxes

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded income tax expense of $3.3 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively. We recorded income tax expense of $4.8 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. The income tax expense for the six months ended June 30, 2021 increased primarily due to the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance. In addition, the tax incentive refund received in China during the six months ended June 30, 2021 was less than the refund received during the six months ended June 30, 2020. During the six months ended June 30, 2020, we recognized a reversal of uncertain tax positions related to our Guangzhou entity, which was sold in June 2018. The indemnification agreement related to the sale of our Guangzhou entity expired in June 2020.

At December 31, 2020, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2020, we had a three-year cumulative operating loss for our U.S. operations and accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the six months ended June 30, 2021, there was no change to our valuation allowance position.

At June 30, 2021, we had gross unrecognized tax benefits of $3.2 million, including interest and penalties, which, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at June 30, 2021 and December 31, 2020 and are included in the unrecognized tax benefits.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The components of accrued compensation were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Accrued bonus	$3,198	$7,602
Accrued commission	737	1,779
Accrued salary/wages	7,243	7,107
Accrued social insurance (1)	7,445	7,375
Accrued vacation/holiday	3,508	3,307
Other accrued compensation	2,076	1,761
Total accrued compensation	$24,207	$28,931

(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2021 and December 31, 2020.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Duties	$4,215	$4,469
Expense associated with fulfilled performance obligations	1,301	1,372
Freight and handling fees	3,008	2,218
Operating lease obligations	5,067	6,094
Product warranty claims costs	1,351	1,721
Professional fees	3,897	3,794
Sales and value added taxes	4,459	5,118
Short-term contingent consideration	87	1,758
Other (1)	5,661	6,513
Total other accrued liabilities	$29,046	$33,057

(1)Includes $0.4 million and $0.3 million of contract liabilities at June 30, 2021 and December 31, 2020, respectively.

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$1,721	$1,514
Accruals for warranties issued during the period	46	578
Settlements (in cash or in kind) during the period	(386)	(312)
Foreign currency translation gain (loss)	(30)	2
Balance at end of period	$1,351	$1,782

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Litigation

Roku Matters

2018 Lawsuit
On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefor and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku's Inter Partes Review ("IPR") requests (see discussion below). This lawsuit continues to be stayed until such time as the IPR requests and all appeals with respect to them have concluded.

International Trade Commission Investigation of Roku, TCL, Hisense and Funai
On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we released TCL, Hisense and Funai from this investigation as they removed our technology from their televisions. On July 9, 2021, the Administrative Law Judge issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended. On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. This ID, including those matters for which we and Roku appealed, is to be reviewed by the full ITC by November 10, 2021.

2020 Lawsuit
As a companion case to our ITC complaint, on April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars. These matters have been and continue to be stayed pending the final results of the ITC investigation mentioned above.

Inter Partes Reviews
Throughout these litigation matters against Roku and the others identified above, Roku has filed multiple IPR requests with the PTAB on all patents at issue in the 2018 Lawsuit, the ITC Action, and the 2020 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request eleven times, granted Roku's request seven times and we are awaiting the PTAB's institution decision with respect to the remaining two IPR requests. Of the seven IPR requests granted by the PTAB, the results were mixed, with the PTAB validating many of our patent claims and invalidating others. We have and will appeal any PTAB decision that resulted in an invalidation of our patent claims.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
International Trade Commission Investigation Request Made by Roku against UEI and certain UEI Customers
On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers’ remote control devices and televisions infringe two of Roku’s recently acquired patents. On May 10, 2021, the ITC announced its decision to initiate the requested investigation. We will vigorously defend against the allegations made by Roku in this investigation and to this end, we have entered into a joint defense agreement with our customers wherein we will lead the defense of this investigation. Discovery recently commenced with discovery cutoff set for November 21, 2021, the trial set for January 19, 2022, the ID set for June 28, 2022 and the full commission review set for October 28, 2022. As a companion to its ITC request, Roku also filed a lawsuit against us and certain of our customers in Federal District Court in the Central District of California alleging that we are infringing the same patents they alleged being infringed in the ITC investigation explained above. This District Court case has been and will continue to be stayed pending the conclusion of the ITC investigation.

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

In July 2021, the CIT issued a preliminary injunction suspending liquidation of all unliquidated entries subject to Lists 3 and 4A duties and has asked the parties to develop a process to keep track of the entries to efficiently and effectively deal with liquidation process and duties to be paid or refunded when finally adjudicated.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On April 28, 2021, our Board approved a new share repurchase program with an effective date of May 11, 2021 (the "May 2021 Program"). Pursuant to the May 2021 Program, we were authorized to repurchase up to 300,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 300,000 shares or August 5, 2021. The May 2021 Program was completed in June 2021 upon repurchase by us of all 300,000 shares as authorized. On July 28, 2021, our Board approved a new share repurchase program with an effective date of August 10, 2021 (the "August 2021 Program"). Pursuant to the August 2021 Program, we have been authorized to repurchase up to 400,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 400,000 shares or November 4, 2021. We may utilize various methods to effect the repurchases, which may include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Shares repurchased	511	172
Cost of shares repurchased	$26,684	$6,405

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost of sales	$40	$36	$77	$110
Research and development expenses	318	288	631	524
Selling, general and administrative expenses:
Employees	1,705	1,557	3,573	3,140
Outside directors	381	410	763	820
Total employee and director stock-based compensation expense	$2,444	$2,291	$5,044	$4,594
Income tax benefit	$416	$500	$882	$1,006

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	774	$43.01
Granted	80	59.43
Exercised	(22)	44.39		$253
Forfeited/canceled/expired	—	—
Outstanding at June 30, 2021 (1)	832	$44.56	3.54	$7,083
Vested and expected to vest at June 30, 2021 (1)	832	$44.56	3.54	$7,083
Exercisable at June 30, 2021 (1)	638	$43.39	2.77	$6,128
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2021. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average fair value of grants	$—	$—	$23.97	$17.70
Risk-free interest rate	—%	—%	0.41%	1.44%
Expected volatility	—%	—%	48.49%	43.95%
Expected life in years	0.00	0.00	4.62	4.59

As of June 30, 2021, we expect to recognize $3.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.0 years.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2020	$374	$34.53
Granted	123	59.43
Vested	(177)	35.41
Forfeited	(7)	38.08
Non-vested at June 30, 2021	$313	$43.74

As of June 30, 2021, we expect to recognize $11.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess would count toward aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants. At June 30, 2021, 275,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 225,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $340 million in goods and services from us during the period January 1, 2020 through December 31, 2021.

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

As the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants for the first two successive two-year periods was the date on which the warrants vested.

The FASB issued guidance in November 2019 that clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense be recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and, accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. Through June 30, 2021, none of the warrants had vested for the two-year period beginning January 1, 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The assumptions we utilized in the Black-Scholes option pricing model and the resulting grant-date fair value of the warrants as of January 1, 2020 were the following:

Fair value	$17.19
Price of Universal Electronics Inc. common stock	$52.21
Risk-free interest rate	1.62%
Expected volatility	48.86%
Expected life in years	3.00

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Reduction to net sales	$131	$154	$274	$338
Income tax benefit	$32	$38	$68	$84

We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate estimated fair value of the warrants is recognized as a reduction to revenue over the related two-year vesting period. At June 30, 2021, the aggregate unrecognized estimated fair value of warrants we estimate will vest was $0.3 million.

Note 16 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net gain (loss) on foreign currency exchange contracts (1)	$327	$(703)	$1,488	$(451)
Net gain (loss) on foreign currency exchange transactions	(807)	1,208	(2,077)	660
Other income (expense)	463	226	595	174
Other income (expense), net	$(17)	$731	$6	$383

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Note 17 — Earnings Per Share

Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2021	2020	2021	2020
BASIC
Net income	$5,593	$14,400	$12,586	$20,246
Weighted-average common shares outstanding	13,672	13,915	13,737	13,938
Basic earnings per share	$0.41	$1.03	$0.92	$1.45

DILUTED
Net income	$5,593	$14,400	$12,586	$20,246
Weighted-average common shares outstanding for basic	13,672	13,915	13,737	13,938
Dilutive effect of stock options, restricted stock and common stock warrants	254	236	325	243
Weighted-average common shares outstanding on a diluted basis	13,926	14,151	14,062	14,181
Diluted earnings per share	$0.40	$1.02	$0.89	$1.43

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Stock options	375	511	302	486
Restricted stock awards	88	3	69	27
Common stock warrants	275	275	138	275

Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	June 30, 2021				December 31, 2020
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$261	$—	$261	$—	$113	$—	$113

We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.3 million and a net pre-tax loss of $0.7 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, we had a net pre-tax gain of $1.5 million and a net pre-tax loss of $0.5 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2021	USD/Chinese Yuan Renminbi	CNY	$46.0	6.4899	$77	July 30, 2021
June 30, 2021	USD/Euro	USD	$23.5	1.1948	$184	July 30, 2021
December 31, 2020	USD/Chinese Yuan Renminbi	CNY	$55.0	6.5370	$239	January 29, 2021
December 31, 2020	USD/Brazilian Real	USD	$0.9	5.1714	$4	January 29, 2021
December 31, 2020	USD/Euro	USD	$28.0	1.2177	$(106)	January 29, 2021
December 31, 2020	USD/Mexican Peso	USD	$1.9	20.1915	$(24)	January 29, 2021
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

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes over 12,700 brands comprising over 950,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE) Z-Wave, and IP as well as Home Network and Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology, which includes nearly 13.4 million unique device fingerprints across both AV and Smart Home devices.

Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired Consumer Electronics Control ("CEC") and wireless IP control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for many home entertainment and automation devices in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and Internet of Things devices. These control codes are captured directly from original control devices or from the manufacturers' written specifications to ensure the accuracy and integrity of the library. Our proprietary software and know-how permit us to offer a device control code database that is more robust and efficient than similarly priced products of our competitors.

We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At June 30, 2021, we had over 600 issued and pending U.S. patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.

We operate as one business segment. We have two domestic subsidiaries and 26 international subsidiaries located in Argentina, Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain and the United Kingdom.

To recap our results for the three months ended June 30, 2021:

•Net sales decreased 1.7% to $150.5 million for the three months ended June 30, 2021 from $153.1 million for the three months ended June 30, 2020.
•Our gross margin percentage increased to 29.7% for the three months ended June 30, 2021 from 24.9% for the three months ended June 30, 2020.
•Operating expenses, as a percentage of net sales, increased to 23.7% for the three months ended June 30, 2021 from 20.7% for the three months ended June 30, 2020.
•Our operating income increased to $9.0 million for the three months ended June 30, 2021 from $6.5 million for the three months ended June 30, 2020. Our operating income percentage increased to 6.0% for the three months ended June 30, 2021 from 4.2% for the three months ended June 30, 2020.
•Income tax expense increased to $3.3 million for the three months ended June 30, 2021 from $1.9 million for the three months ended June 30, 2020.

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

COVID-19 Pandemic Impact

The global spread of COVID-19 has been and continues to be a complex and rapidly-evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on ports, work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have and will continue to impact our business, operations, and financial results. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the COVID-19 pandemic (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact the COVID-19 pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing, and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As the COVID-19 pandemic continues, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain the COVID-19 pandemic are continuing to evolve globally. Our COVID-19 task force, which includes a cross-functional group of senior-level executives, continues to manage and respond to the ever-changing health and safety requirements across the globe and communicate our responses and recommended course of action to our global factory and office leaders.

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

We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted into, at least, the second half of 2021 given the global reach and economic impact of the COVID-19 pandemic and the various quarantine and social distancing measures put in place to contain the spread of the COVID-19 pandemic. We have also seen disruptions in our supply chain, due to difficulty in obtaining ICs and substantial delays in the transportation and the onloading and offloading of our product due to significant congestion at ports throughout the world. This, in turn causes significant congestion in other downstream transportation, such as via trucks and rail. As such, the delays these congestions have caused and continue to cause could cause and continue to cause difficulty in our ability to fulfill customer orders. In addition, a closure of one of our factories for a sustained period of time would, in the short run, impact our ability to meet customer demand and would negatively impact our results.

We will continue to actively monitor these situations and may take further actions altering our business operations as necessary or as required by federal, state, or local authorities. The potential effects of any such alterations or modifications may have a material adverse impact on our business during 2021. Even after the COVID-19 pandemic subsides or effective treatments or vaccines become available, our business, markets, growth prospects and business model could be materially impacted or altered.

Global Integrated Circuit Shortage Impact

During the first quarter of 2021, we began experiencing difficulty in ordering ICs for future use and that difficulty is continuing. The global shortage of ICs is affecting a multitude of industries and we expect it to continue to affect our business for the remainder of 2021. While we are identifying other sources of ICs and taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that we will find alternative sources to meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to find alternative sources of ICs or are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers’ demands. This, in turn, may affect our ability to meet our quarterly revenue targets. Further, we may incur additional freight costs to meet the delivery demands of our customers. In addition, many of our products are paired with certain of our customers’ products, like set-top boxes or televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3	75.1	69.8	73.4
Gross profit	29.7	24.9	30.2	26.6
Research and development expenses	5.1	4.8	5.1	5.0
Selling, general and administrative expenses	18.6	15.9	19.2	16.8
Operating income	6.0	4.2	5.9	4.8
Interest income (expense), net	(0.1)	(0.2)	(0.1)	(0.3)
Accrued social insurance adjustment	—	6.2	—	3.1
Other income (expense), net	0.0	0.4	0.0	0.1
Income before provision for income taxes	5.9	10.6	5.8	7.7
Provision for income taxes	2.2	1.2	1.6	1.1
Net income	3.7%	9.4%	4.2%	6.6%

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
Net sales. Net sales for the three months ended June 30, 2021 were $150.5 million, a slight decrease compared to $153.1 million for the three months ended June 30, 2020. Beginning in the first quarter of 2020, the COVID-19 pandemic began to adversely affect our sales, primarily in the subscription broadcast channel. Through the second quarter of 2021, the ill effects caused by the COVID-19 pandemic on the subscription broadcast channel still remain.

Gross profit. Gross profit for the three months ended June 30, 2021 was $44.7 million compared to $38.1 million for the three months ended June 30, 2020. Gross profit as a percentage of sales increased to 29.7% for the three months ended June 30, 2021 from 24.9% for the three months ended June 30, 2020. Gross profit as a percentage of sales was favorably impacted by a mix shift toward higher margin revenue streams such as royalties, as a number of the largest consumer electronic companies in the world are embedding our technology in their devices. The gross margin increase due to mix shift was partially offset by the weakening of the U.S. Dollar versus the Chinese Yuan Renminbi and Mexican Peso.

Research and development ("R&D") expenses. R&D expenses remained consistent at $7.7 million and $7.4 million for the three months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased to $28.0 million for the three months ended June 30, 2021 from $24.2 million for the three months ended June 30, 2020, primarily due to an increase in outside legal expenses related to specific legal matters.

Interest income (expense), net. Interest expense, net decreased to $0.1 million for the three months ended June 30, 2021 from $0.4 million for the three months ended June 30, 2020, as a result of a lower average loan balance and a lower interest rate.

Accrued social insurance adjustment. During the three months ended June 30, 2020, we reversed approximately $9.5 million of accrued social insurance. In June 2018, we sold all of the outstanding stock of our Guangzhou entity and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance amount associated with the Guangzhou entity which was approximately $9.5 million.

Other income (expense), net. Other expense, net was $17 thousand for the three months ended June 30, 2021, as a result of net foreign currency losses, compared to other income, net of $0.7 million for the three months ended June 30, 2020, as a result of net foreign currency gains.

Provision for income taxes. Income tax expense was $3.3 million for the three months ended June 30, 2021, representing an effective tax rate of 37.0% compared to an income tax expense of $1.9 million for the three months ended June 30, 2020, representing an effective tax rate of 11.6%. Our effective tax rate for the three months ended June 30, 2021 increased due to a pre-tax loss without benefit in the U.S. offset partially by a tax incentive received in China approximating $0.5 million. During the three months ended June 30, 2020, we received two incentive tax refunds in China totaling approximately $1.1 million and we reversed a tax reserve of approximately $1.3 million that was no longer required. Partially offsetting these items is a pre-tax loss without benefit in the U.S.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
Net sales. Net sales for the six months ended June 30, 2021 were $301.0 million, a slight decrease compared to $304.9 million for the six months ended June 30, 2020. Beginning in the first quarter of 2020, the COVID-19 pandemic began to adversely affect our sales, primarily in the subscription broadcast channel. Through the second quarter of 2021, the ill effects caused by the pandemic on the subscription broadcast channel still remain.

Gross profit. Gross profit for the six months ended June 30, 2021 was $91.1 million compared to $81.0 million for the six months ended June 30, 2020. Gross profit as a percentage of sales increased to 30.2% for the six months ended June 30, 2021 from 26.6% for the six months ended June 30, 2020. Gross profit as a percentage of sales was favorably impacted by a mix shift toward higher margin revenue streams such as royalties, as a number of the largest consumer electronic companies in the world are embedding our technology in their devices. The gross margin increase due to mix shift was partially offset by the weakening of the U.S. Dollar versus the Chinese Yuan Renminbi and Mexican Peso.

Research and development expenses. R&D expenses remained consistent at $15.6 million and $15.3 million for the six months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses. SG&A expenses increased to $57.8 million for the six months ended June 30, 2021 from $51.2 million for the six months ended June 30, 2020, primarily due to an increase in outside legal expenses related to specific legal matters.

Interest income (expense), net. Interest expense, net decreased to $0.2 million for the six months ended June 30, 2021 from $1.0 million for the six months ended June 30, 2020, as a result of a lower average loan balance and a lower interest rate.

Accrued social insurance adjustment. During the six months ended June 30, 2020, we reversed approximately $9.5 million of accrued social insurance. In June 2018, we sold all of the outstanding stock of our Guangzhou entity and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance amount associated with the Guangzhou entity which was approximately $9.5 million.

Other income (expense), net. Other income, net was $6.0 thousand for the six months ended June 30, 2021, as a result of net foreign currency gains, compared to other income, net of $0.4 million for the six months ended June 30, 2020, as a result of net foreign currency gains.

Provision for income taxes. Income tax expense was $4.8 million for the six months ended June 30, 2021, representing an effective tax rate of 27.7% compared to an income tax expense of $3.1 million for the six months ended June 30, 2020, representing an effective tax rate of 13.3%. Our effective tax rate for the first half of 2021 has increased due to a pre-tax loss without benefit in the U.S. offset partially by a tax incentive received in China approximating $0.5 million. During the six months ended June 30, 2020, we received two incentive tax refunds in China totaling approximately $1.1 million and we reversed a tax reserve of approximately $1.3 million that was no longer required. Partially offsetting these items is a pre-tax loss without benefit in the U.S.

Liquidity and Capital Resources

Sources and Uses of Cash

(In thousands)	Six Months Ended June 30, 2021	Increase (Decrease)	Six Months Ended June 30, 2020
Cash provided by operating activities	$16,484	$11,997	$4,487
Cash used for investing activities	(8,113)	1,674	(9,787)
Cash provided by (used for) financing activities	307	4,803	(4,496)
Effect of foreign currency exchange rates on cash and cash equivalents	1,859	7,533	(5,674)
Net increase (decrease) in cash and cash equivalents	$10,537	$26,007	$(15,470)

(In thousands)	June 30, 2021	Increase (Decrease)	December 31, 2020
Cash and cash equivalents	$67,690	$10,537	$57,153
Working capital	147,294	(39)	147,333

Net cash provided by operating activities was $16.5 million during the six months ended June 30, 2021 compared to $4.5 million during the six months ended June 30, 2020. Net income was $12.6 million for the six months ended June 30, 2021 compared to net income of $20.2 million for the six months ended June 30, 2020. Accounts payable and accrued liabilities resulted in net cash outflows of $7.3 million during the six months ended June 30, 2021 compared to $40.9 million during the six months ended June 30, 2020, largely as a result of the timing of payments and a decrease in accrued compensation and contingent consideration payments. Changes in accounts receivable and contract assets reduced cash flows by $6.2 million during the six months ended June 30, 2021 compared to cash outflows of $0.8 million during the six months ended June 30, 2020 largely as a result of the timing of sales during the quarter. Days sales outstanding were 77 days at June 30, 2021 compared to 79 days at June 30, 2020.

Net cash used for investing activities during the six months ended June 30, 2021 was $8.1 million, of which $6.2 million and $1.9 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the six months ended June 30, 2020 was $9.8 million of which $6.2 million and $3.1 million was used for capital expenditures and the development of patents, respectively.

Net cash provided by financing activities was $0.3 million during the six months ended June 30, 2021 compared to net cash used for financing activities of $4.5 million during the six months ended June 30, 2020. The increase in cash provided by financing activities was driven primarily by borrowing and repayment activity on our line of credit. During the six months ended June 30, 2021, we had net borrowings of $26.0 million compared to net borrowings of $5.0 million during the six months ended June 30, 2020.

During the six months ended June 30, 2021, we repurchased 510,715 shares of our common stock at a cost of $26.7 million compared to our repurchase of 172,274 shares at a cost of $6.4 million during the six months ended June 30, 2020. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to utilize these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 13 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.

Contractual Obligations

The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$20,575	$6,387	$8,227	$4,399	$1,562
Purchase obligations (1)	29,594	26,127	211	630	2,626
Contingent consideration (2)	87	87	—	—	—
Total contractual obligations	$50,256	$32,601	$8,438	$5,029	$4,188

(1)Purchase obligations primarily consist of contractual payments to purchase inventory; property, plant and equipment; and payments for a fixed-fee software license.
(2)Contingent consideration consists of contingent payments related to our purchases of the net assets of RCS Control Systems, Inc. ("RCS").
Liquidity

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. More recently, we have utilized our revolving line of credit to fund an increased level of share repurchases and our acquisitions of the net assets of Ecolink Intelligent Technology, Inc. and RCS. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and future discretionary share repurchases. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays during the next twelve months; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$67,690	$57,153
Available borrowing resources	76,300	102,300

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

On June 30, 2021, we had $6.5 million, $18.6 million, $10.4 million, $22.0 million and $10.2 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2020, we had $9.8 million, $14.3 million, $13.5 million, $10.9 million, and $8.7 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2022. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at June 30, 2021.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at June 30, 2021 and December 31, 2020 were 1.35% and 1.39%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate will begin. LIBOR may continue to be used for new and existing borrowings on the Credit Line through December 31, 2021. After that date, new borrowings will no longer use LIBOR as a reference rate. Instead, these borrowings will be subject to an interest rate based on either the Secured Overnight Financing Rate ("SOFR"), which is deemed a replacement benchmark for LIBOR under the Second Amended Credit Agreement, or an alternate index to be agreed upon. Between December 31, 2021 and June 30, 2023, any legacy borrowings may continue to use LIBOR as the basis for interest rates. After June 30, 2023, all borrowings will be based on SOFR or the alternate index.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of June 30, 2021, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At June 30, 2021, we had an outstanding balance of $46.0 million on our Credit Line and $76.3 million of availability.

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

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the impact of the COVID-19 pandemic on our business, results of operations, financial position and liquidity; the impact to our quarterly revenue, margins and operating profits due to our inability to continue to obtain adequate quantities of component parts, including ICs; potential inability to timely deliver products to our customers due to the substantial delays in the transportation and the onloading and offloading of our product resulting from the significant congestion at ports throughout the world and other downstream transportation, such as via trucks and rail; the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their decision to purchase their products from an alternative or second source supplier, their efforts to refocus their operations to broadband and over-the-top ("OTT") versus traditional linear video, their failure to grow as we anticipated, their internal inventory control measures, or their loss of market share; the effects of natural or other events beyond our control, including the effects political unrest, war or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the effects of doing business internationally, including the effects that changes in laws, regulations and policies may have on our business including the impact of new or additional tariffs and surcharges; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly those jurisdictions where we are moving our operations; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts including moving our operations and manufacturing facilities to lower cost jurisdictions; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the Company's shares have on the Company's stock value; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.3 million annual impact on net income based on our outstanding Credit Line balance at June 30, 2021.

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

Foreign Currency Exchange Rate Risk

At June 30, 2021, we had wholly-owned subsidiaries in Argentina, Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Argentinian Peso. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Euro, Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the British Pound, Brazilian Real and Argentinian Peso, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2021, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, Japanese Yen, and Argentinian Peso relative to the U.S. Dollar fluctuate 10% from June 30, 2021, net income in the third quarter of 2021 would fluctuate by approximately $8.6 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in "Notes to Consolidated Financial Statements - Note 12" is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our difficulty in ordering ICs has adversely affected and will continue to adversely affect our business.
During the first quarter of 2021, we began experiencing difficulty in ordering ICs for future use and that difficulty is continuing. The global shortage of ICs is affecting a multitude of industries and we expect it to continue to adversely affect our business for the remainder of 2021. While we are identifying other sources of ICs and taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that we will find alternative sources to meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to find these alternative sources of ICs or are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers’ demands. This, in turn, may affect our ability to meet our quarterly revenue targets for the remainder of 2021. Further, we may incur additional freight costs to meet the delivery demands of our customers. In addition, many of our products are paired with certain of our customers’ products, like set-top boxes and televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended June 30, 2021, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2021 - April 30, 2021	16,480	$55.01	15,855	148,764
May 1, 2021 - May 31, 2021	155,575	48.29	151,863	148,137
June 1, 2021 - June 30, 2021	148,137	49.38	148,137	—
Total	320,192	$49.14	315,855	—

(1)Of the repurchases in April and May, 625 and 3,712 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
(2)On April 28, 2021, our Board approved a new share repurchase program with an effective date of May 11, 2021 (the "May 2021 Program"). Pursuant to the May 2021 Program, we were authorized to repurchase up to 300,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 300,000 shares or August 5, 2021. The May 2021 Program was completed in June 2021 upon repurchase by us of all 300,000 shares as authorized. On July 28, 2021, our Board approved a new share repurchase program with an effective date of August 10, 2021 (the "August 2021 Program"). Pursuant to the August 2021 Program, we have been authorized to repurchase up to 400,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 400,000 shares or November 4, 2021. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Exchange Act.

ITEM 6. EXHIBITS
EXHIBIT INDEX

4.1
First Amendment to Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration Statement filed on August 5, 2021 (File No. 333-258488))

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

Dated:	August 5, 2021	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)