Form 10-Q
period 2021-09-30
UNIVERSAL ELECTRONICS INC
filed 2021-11-05
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,101,702 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 2, 2021.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$58,825	$57,153
Accounts receivable, net	139,894	129,433
Contract assets	9,173	9,685
Inventories	123,981	120,430
Prepaid expenses and other current assets	6,155	6,828
Income tax receivable	2,877	3,314
Total current assets	340,905	326,843
Property, plant and equipment, net	79,199	87,285
Goodwill	48,510	48,614
Intangible assets, net	20,695	19,710
Operating lease right-of-use assets	17,726	19,522
Deferred income taxes	4,345	5,564
Other assets	2,144	2,752
Total assets	$513,524	$510,290
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,635	$83,229
Line of credit	53,000	20,000
Accrued compensation	24,982	28,931
Accrued sales discounts, rebates and royalties	7,035	10,758
Accrued income taxes	1,598	3,535
Other accrued liabilities	32,522	33,057
Total current liabilities	204,772	179,510
Long-term liabilities:
Operating lease obligations	11,948	13,681
Contingent consideration	—	292
Deferred income taxes	180	1,913
Income tax payable	1,054	1,054
Other long-term liabilities	332	539
Total liabilities	218,286	196,989
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,627,589 and 24,391,595 shares issued on September 30, 2021 and December 31, 2020, respectively	246	244
Paid-in capital	311,964	302,084
Treasury stock, at cost, 11,476,672 and 10,618,002 shares on September 30, 2021 and December 31, 2020, respectively	(339,712)	(295,495)
Accumulated other comprehensive income (loss)	(13,881)	(18,522)
Retained earnings	336,621	324,990
Total stockholders' equity	295,238	313,301
Total liabilities and stockholders' equity	$513,524	$510,290

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$155,625	$153,505	$456,658	$458,416
Cost of sales	109,805	109,349	319,777	333,244
Gross profit	45,820	44,156	136,881	125,172
Research and development expenses	7,411	7,696	23,029	22,979
Selling, general and administrative expenses	29,505	26,214	87,316	77,441
Operating income	8,904	10,246	26,536	24,752
Interest income (expense), net	(212)	(268)	(447)	(1,272)
Loss on sale of Argentina subsidiary	(6,050)	—	(6,050)	—
Accrued social insurance adjustment	—	—	—	9,464
Other income (expense), net	(157)	(1,646)	(151)	(1,263)
Income before provision for income taxes	2,485	8,332	19,888	31,681
Provision for income taxes	3,440	2,164	8,257	5,267
Net income (loss)	$(955)	$6,168	$11,631	$26,414

Earnings (loss) per share:
Basic	$(0.07)	$0.44	$0.85	$1.90
Diluted	$(0.07)	$0.43	$0.84	$1.86
Shares used in computing earnings per share:
Basic	13,392	13,928	13,622	13,935
Diluted	13,392	14,205	13,920	14,189
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(955)	$6,168	$11,631	$26,414
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,959)	5,005	(784)	(2,774)
Change in foreign currency translation due to sale of Argentina subsidiary	5,425	—	5,425	—
Comprehensive income	$2,511	$11,173	$16,272	$23,640
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and nine months ended September 30, 2021:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,392	$244	(10,618)	$(295,495)	$302,084	$(18,522)	$324,990	$313,301
Net income							6,993	6,993
Currency translation adjustment						(2,868)		(2,868)
Shares issued for employee benefit plan and compensation	160	2			408			410
Purchase of treasury shares			(191)	(10,951)				(10,951)
Stock options exercised	22	—			991			991
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,600			2,600
Performance-based common stock warrants					143			143
Balance at March 31, 2021	24,581	246	(10,809)	(306,446)	306,226	(21,390)	331,983	310,619
Net income							5,593	5,593
Currency translation adjustment						4,043		4,043
Shares issued for employee benefit plan and compensation	15	—			271			271
Purchase of treasury shares			(320)	(15,733)				(15,733)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,444			2,444
Performance-based common stock warrants					131			131
Balance at June 30, 2021	24,604	246	(11,129)	(322,179)	309,072	(17,347)	337,576	307,368
Net loss							(955)	(955)
Currency translation adjustment						(1,959)		(1,959)
Change in foreign currency translation due to sale of Argentina subsidiary						5,425		5,425
Shares issued for employee benefit plan and compensation	16	—			296			296
Purchase of treasury shares			(348)	(17,533)				(17,533)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,472			2,472
Performance-based common stock warrants					124			124
Balance at September 30, 2021	24,628	$246	(11,477)	$(339,712)	$311,964	$(13,881)	$336,621	$295,238
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and nine months ended September 30, 2020:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,118	$241	(10,174)	$(277,817)	$288,338	$(22,781)	$286,418	$274,399
Net income							5,846	5,846
Currency translation adjustment						(7,009)		(7,009)
Shares issued for employee benefit plan and compensation	129	1			526			527
Purchase of treasury shares			(169)	(6,291)				(6,291)
Shares issued to directors	9	1			(1)			—
Employee and director stock-based compensation					2,303			2,303
Performance-based common stock warrants					184			184
Balance at March 31, 2020	24,256	243	(10,343)	(284,108)	291,350	(29,790)	292,264	269,959
Net income							14,400	14,400
Currency translation adjustment						(770)		(770)
Shares issued for employee benefit plan and compensation	13	—			212			212
Purchase of treasury shares			(3)	(114)				(114)
Employee and director stock-based compensation					2,291			2,291
Performance-based common stock warrants					154			154
Balance at June 30, 2020	24,269	243	(10,346)	(284,222)	294,007	(30,560)	306,664	286,132
Net income							6,168	6,168
Currency translation adjustment						5,005		5,005
Shares issued for employee benefit plan and compensation	15	$—			220			220
Purchase of treasury shares			(91)	(3,417)				(3,417)
Shares issued to directors	9	$—			—			—
Employee and director stock-based compensation					2,260			2,260
Performance-based common stock warrants					187			187
Balance at September 30, 2020	24,293	$243	(10,437)	$(287,639)	$296,674	$(25,555)	$312,832	$296,555
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$11,631	$26,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,719	22,857
Provision for credit losses	1	271
Deferred income taxes	(483)	503
Shares issued for employee benefit plan	977	959
Employee and director stock-based compensation	7,516	6,854
Performance-based common stock warrants	398	525
Impairment of long-term assets	—	57
Loss on sale of Argentina subsidiary, net of cash transferred	5,960	—
Accrued social insurance adjustment	—	(9,464)
Loss on sale of Ohio call center	—	712
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(12,129)	11,556
Inventories	(4,466)	30,466
Prepaid expenses and other assets	2,872	601
Accounts payable and accrued liabilities	(7,416)	(50,507)
Accrued income taxes	(1,664)	2,023
Net cash provided by operating activities	22,916	43,827
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(8,782)	(10,864)
Acquisitions of intangible assets	(3,626)	(5,254)
Payment on sale of Ohio call center	—	(500)
Net cash used for investing activities	(12,408)	(16,618)
Cash flows from financing activities:
Borrowings under line of credit	71,000	70,000
Repayments on line of credit	(38,000)	(88,000)
Proceeds from stock options exercised	991	—
Treasury stock purchased	(44,217)	(9,822)
Contingent consideration payments in connection with business combinations	—	(3,091)
Net cash used for financing activities	(10,226)	(30,913)
Effect of foreign currency exchange rates on cash and cash equivalents	1,390	(3,452)
Net increase (decrease) in cash and cash equivalents	1,672	(7,156)
Cash and cash equivalents at beginning of period	57,153	74,302
Cash and cash equivalents at end of period	$58,825	$67,146

Supplemental cash flow information:
Income taxes paid	$8,235	$3,242
Interest paid	$375	$1,404
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
SEPTEMBER 30, 2021
(Unaudited)
Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", which, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under previous guidance, an entity recognized the effects of the enacted tax law change on the effective income tax rate in the period that included the effective date of the tax law. Our adoption of this guidance on January 1, 2021 did not have a material impact on our consolidated statement of financial position, results of operations and cash flows.

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

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2021	December 31, 2020
North America	$7,663	$9,812
People's Republic of China ("PRC")	14,573	14,244
Asia (excluding the PRC)	11,904	13,518
Europe	15,194	10,926
South America	9,491	8,653
Total cash and cash equivalents	$58,825	$57,153

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Goods and services transferred at a point in time	$129,530	$127,657	$371,921	$365,902
Goods and services transferred over time	26,095	25,848	84,737	92,514
Net sales	$155,625	$153,505	$456,658	$458,416

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
United States	$49,637	$64,367	$151,251	$203,981
Asia (excluding PRC)	34,422	27,923	100,247	86,043
Europe	32,187	26,119	91,353	72,625
People's Republic of China	23,413	25,625	71,242	63,653
Latin America	6,917	4,546	18,429	12,652
Other	9,049	4,925	24,136	19,462
Total net sales	$155,625	$153,505	$456,658	$458,416

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2021				2020
	$ (thousands)		% of Net Sales		$ (thousands)		% of Net Sales
Comcast Corporation	$22,578		14.5%		$32,533		21.2%
Daikin Industries Ltd.	$20,610		13.2%		$—	(1)	—%	(1)
Sony Corporation	$—	(1)	—%	(1)	$15,927		10.4%

	Nine Months Ended September 30,
	2021		2020
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$74,478	16.3%	$95,014		20.7%
Daikin Industries Ltd.	$54,495	11.9%	$—	(1)	—%	(1)

(1)Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Trade receivables, gross	$132,931	$122,828
Allowance for credit losses	(1,344)	(1,412)
Allowance for sales returns	(520)	(761)
Trade receivables, net	131,067	120,655
Other (1)	8,827	8,778
Accounts receivable, net	$139,894	$129,433
(1)Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$1,412	$1,492
Additions to costs and expenses	1	271
Write-offs/Foreign exchange effects	(69)	34
Balance at end of period	$1,344	$1,797

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net were as follows:

	September 30, 2021		December 31, 2020
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$21,517	15.4%	$19,782	15.3%

Note 4 — Inventories and Significant Suppliers

Inventories were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Raw materials	$42,907	$44,273
Components	24,598	16,954
Work in process	4,802	6,211
Finished goods	51,674	52,992
Inventories	$123,981	$120,430

Significant Suppliers

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended September 30,
	2021		2020
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$12,064	14.5%	$8,472	13.0%

	Nine Months Ended September 30,
	2021		2020
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$31,677	13.1%	$29,679	13.4%
Zhejiang Zhen You Electronics Co. Ltd. totaled $9.4 million and 11.0% of our accounts payable balance at September 30, 2021. No supplier totaled 10% or more of our accounts payable balance at December 31, 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	September 30, 2021	December 31, 2020
United States	$14,561	$15,411
People's Republic of China	58,027	64,197
Mexico	20,788	22,410
All other countries	3,549	4,789
Total long-lived tangible assets	$96,925	$106,807

Property, plant, and equipment are shown net of accumulated depreciation of $164.5 million and $154.2 million at September 30, 2021 and December 31, 2020, respectively.

Note 6 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2020	$48,614
Foreign exchange effects	(104)
Balance at September 30, 2021	$48,510

Intangible Assets, Net

The components of intangible assets, net were as follows:

	September 30, 2021			December 31, 2020
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,018	$(15)	$1,003	$477	$—	$477
Customer relationships	8,100	(4,859)	3,241	8,100	(4,329)	3,771
Developed and core technology	4,080	(3,262)	818	4,080	(3,044)	1,036
Distribution rights	333	(268)	65	352	(261)	91
Patents	23,944	(8,603)	15,341	21,601	(7,574)	14,027
Trademarks and trade names	800	(573)	227	800	(492)	308
Total intangible assets, net	$38,275	$(17,580)	$20,695	$35,410	$(15,700)	$19,710

(1)This table excludes the gross value of fully amortized intangible assets totaling $43.1 million and $42.7 million at September 30, 2021 and December 31, 2020, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$7	$—	$15	$—
Selling, general and administrative expenses	938	1,752	2,622	5,472
Total amortization expense	$945	$1,752	$2,637	$5,472

Estimated future annual amortization expense related to our intangible assets at September 30, 2021, was as follows:

(In thousands)
2021 (remaining 3 months)	$885
2022	3,929
2023	3,764
2024	2,776
2025	2,457
Thereafter	6,884
Total	$20,695

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At September 30, 2021, our operating leases had remaining lease terms of up to 39 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$17,726	$19,522
Liabilities:
Other accrued liabilities	$4,979	$6,094
Long-term operating lease obligations	11,948	13,681
Total lease liabilities	$16,927	$19,775

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$595	$513	$1,893	$1,285
Selling, general and administrative expenses	1,032	976	3,090	2,994
Total operating lease expense	$1,627	$1,489	$4,983	$4,279
Operating cash outflows from operating leases	$1,574	$1,617	$4,958	$4,685
Operating lease right-of-use assets obtained in exchange for lease obligations	$70	$1,935	$3,077	$2,121
Non-cash release of operating lease obligations (1)	$—	$—	$654	$—
(1)During the nine months ended September 30, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center which was sold in February 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	September 30, 2021	December 31, 2020
Weighted average lease liability term (in years)	4.0	3.7
Weighted average discount rate	3.34%	3.84%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at September 30, 2021. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	September 30, 2021
2021 (remaining 3 months)	$1,286
2022	5,585
2023	4,001
2024	2,687
2025	2,239
Thereafter	2,317
Total lease payments	18,115
Less: imputed interest	(1,188)
Total lease liabilities	$16,927

At September 30, 2021, we had four operating leases with four-year terms that had not yet commenced. The total initial lease liability, which is immaterial to the balance sheet, is not reflected within the above maturity schedule.

Note 8 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2022. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at September 30, 2021 and December 31, 2020. On October 25, 2021, we executed an amendment to extend the term of our Second Amended Credit Agreement to November 1, 2023.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary which controls our manufacturing factories in the PRC. In conjunction with the amendment to our Second Amended Credit Agreement executed on October 25, 2021, the pledge of 65% ownership interest in Enson Assets Limited was terminated and was replaced with a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at September 30, 2021 and December 31, 2020 were 1.33% and 1.39%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
may continue to use LIBOR as the basis for interest rates. After June 30, 2023, all borrowings will be based on SOFR or the alternate index.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At September 30, 2021, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At September 30, 2021 and December 31, 2020, we had $53.0 million and $20.0 million outstanding under the Credit Line, respectively. Our total interest expense on borrowings was $0.2 million and $0.3 million during the three months ended September 30, 2021 and 2020, respectively. Our total interest expense on borrowings was $0.6 million and $1.4 million during the nine months ended September 30, 2021 and 2020, respectively.

Note 9 — Income Taxes

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods. The income tax provision is computed by taking the estimated annual effective rate and multiplying it by the year-to-date pre-tax book income.

We recorded income tax expense of $3.4 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively. We recorded income tax expense of $8.3 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in income tax expense for the nine months ended September 30, 2021 is primarily due to a loss without benefit related to the sale of our Argentina subsidiary. In addition, during the nine months ended September 30, 2020, we recognized a reversal of uncertain tax positions related to our Guangzhou entity, which was sold in June 2018. The indemnification agreement related to the sale of our Guangzhou entity expired in June 2020.

At December 31, 2020, we assessed the realizability of our deferred tax assets by considering whether it is "more likely than not" some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2020, we had a three-year cumulative operating loss for our U.S. operations and accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the nine months ended September 30, 2021, there was no change to our valuation allowance position.

At September 30, 2021, we had gross unrecognized tax benefits of $3.2 million, including interest and penalties, which, if not for the state Research and Experimentation income tax credit valuation allowance, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at September 30, 2021 and December 31, 2020 and are included in the unrecognized tax benefits.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The components of accrued compensation were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Accrued bonus	$4,003	$7,602
Accrued commission	1,053	1,779
Accrued salary/wages	6,421	7,107
Accrued social insurance (1)	7,441	7,375
Accrued vacation/holiday	3,367	3,307
Other accrued compensation	2,697	1,761
Total accrued compensation	$24,982	$28,931

(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job industry insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2021 and December 31, 2020.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Duties	$4,516	$4,469
Expense associated with fulfilled performance obligations	1,137	1,372
Freight and handling fees	3,094	2,218
Operating lease obligations	4,979	6,094
Product warranty claims costs	2,103	1,721
Professional fees	6,717	3,794
Sales and value added taxes	4,445	5,118
Short-term contingent consideration	—	1,758
Other (1)	5,531	6,513
Total other accrued liabilities	$32,522	$33,057

(1)Includes $0.3 million of contract liabilities at September 30, 2021 and December 31, 2020.

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$1,721	$1,514
Accruals for warranties issued during the period	1,198	578
Settlements (in cash or in kind) during the period	(772)	(339)
Foreign currency translation gain (loss)	(44)	44
Balance at end of period	$2,103	$1,797

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

International Trade Commission Investigation of Roku, TCL, Hisense and Funai
On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we released TCL, Hisense and Funai from this investigation as they removed our technology from their televisions. On July 9, 2021, the Administrative Law Judge issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended. On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. This ID, including those matters for which we and Roku appealed, is being reviewed by the full ITC with the ITC's final determination expected to be released by November 9, 2021.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
International Trade Commission Investigation Request Made by Roku against UEI and certain UEI Customers
On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers' remote control devices and televisions infringe two of Roku's recently acquired patents. On May 10, 2021, the ITC announced its decision to initiate the requested investigation. We will vigorously defend against the allegations made by Roku in this investigation and to this end, we have entered into a joint defense agreement with our customers wherein we will lead the defense of this investigation. Discovery recently commenced with discovery cutoff set for November 21, 2021, the trial set for January 19, 2022, the ID set for June 28, 2022 and the full commission review set for October 28, 2022. As a companion to its ITC request, Roku also filed a lawsuit against us and certain of our customers in Federal District Court in the Central District of California alleging that we are infringing the same patents they alleged being infringed in the ITC investigation explained above. This District Court case has been and will continue to be stayed pending the conclusion of the ITC investigation.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On July 28, 2021, our Board approved a share repurchase program with an effective date of August 10, 2021 (the "August 2021 Program"). Pursuant to the August 2021 Program, we have been authorized to repurchase up to 400,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 400,000 shares or November 4, 2021. The August 2021 Program was completed in October 2021, upon repurchase by us of all 400,000 shares as authorized. On October 20, 2021, our Board approved a new share repurchase program with an effective date of November 9, 2021 (the "November 2021 Program"). Pursuant to the November 2021 Program, we have been authorized to repurchase up to 300,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 300,000 shares or February 17, 2022. We may utilize various methods to effect the repurchases, which may include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Shares repurchased	859	263
Cost of shares repurchased	$44,217	$9,822

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost of sales	$39	$36	$116	$146
Research and development expenses	321	287	952	811
Selling, general and administrative expenses:
Employees	1,712	1,555	5,285	4,695
Outside directors	400	382	1,163	1,202
Total employee and director stock-based compensation expense	$2,472	$2,260	$7,516	$6,854
Income tax benefit	$420	$494	$1,302	$1,500

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	774	$43.01
Granted	80	59.43
Exercised	(22)	44.39		$253
Forfeited/canceled/expired	—	—
Outstanding at September 30, 2021 (1)	832	$44.56	3.28	$7,436
Vested and expected to vest at September 30, 2021 (1)	832	$44.56	3.28	$7,436
Exercisable at September 30, 2021 (1)	659	$43.12	2.60	$6,711
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2021. This amount will change based on the fair market value of our stock.

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

As of September 30, 2021, we expect to recognize $2.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2020	$374	$34.53
Granted	153	57.32
Vested	(195)	35.88
Forfeited	(7)	37.85
Non-vested at September 30, 2021	$325	$44.38

As of September 30, 2021, we expect to recognize $10.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates exceed $340 million during either the first or second two-year period, the amount of any such excess would count toward aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants. At September 30, 2021, 275,000 vested warrants were outstanding. To fully vest in the rights to purchase all of the remaining unearned 225,000 underlying shares, Comcast and its affiliates must purchase an aggregate of $340 million in goods and services from us during the period January 1, 2020 through December 31, 2021.

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

The FASB issued guidance in November 2019 that clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense be recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and, accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. Through September 30, 2021, none of the warrants had vested for the two-year period beginning January 1, 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The assumptions we utilized in the Black-Scholes option pricing model and the resulting grant-date fair value of the warrants as of January 1, 2020 were the following:

Fair value	$17.19
Price of Universal Electronics Inc. common stock	$52.21
Risk-free interest rate	1.62%
Expected volatility	48.86%
Expected life in years	3.00

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Reduction to net sales	$124	$187	$398	$525
Income tax benefit	$31	$47	$99	$131

We estimate the number of warrants that will vest based on projected future purchases that will be made by Comcast and its affiliates. These estimates may increase or decrease based on actual future purchases. The aggregate estimated fair value of the warrants is recognized as a reduction to revenue over the related two-year vesting period. At September 30, 2021, the aggregate unrecognized estimated fair value of warrants we estimate will vest was $0.2 million.

Note 16 — Other Income (Expense), Net and Loss on Sale of Argentina Subsidiary

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net gain (loss) on foreign currency exchange contracts (1)	$689	$(72)	$2,177	$(523)
Net gain (loss) on foreign currency exchange transactions	(855)	(1,525)	(2,932)	(865)
Other income (expense)	9	(49)	604	125
Other income (expense), net	$(157)	$(1,646)	$(151)	$(1,263)

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

On September 7, 2021, we completed the sale of our subsidiary, One For All Argentina S.R.L, to an unrelated party, recording a loss on sale of $6.1 million. Upon divestiture, the successor entity, OFA Express S.R.L., will serve as an authorized distributor of certain of our products in Argentina. OFA Express, S.R.L. is not a related party of the Company.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Note 17 — Earnings Per Share

Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2021	2020	2021	2020
BASIC
Net income (loss)	$(955)	$6,168	$11,631	$26,414
Weighted-average common shares outstanding	13,392	13,928	13,622	13,935
Basic earnings (loss) per share	$(0.07)	$0.44	$0.85	$1.90

DILUTED
Net income (loss)	$(955)	$6,168	$11,631	$26,414
Weighted-average common shares outstanding for basic	13,392	13,928	13,622	13,935
Dilutive effect of stock options, restricted stock and common stock warrants	—	277	298	254
Weighted-average common shares outstanding on a diluted basis	13,392	14,205	13,920	14,189
Diluted earnings (loss) per share	$(0.07)	$0.43	$0.84	$1.86

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Stock options	833	511	359	494
Restricted stock awards	329	—	46	18
Common stock warrants	275	275	183	275

Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	September 30, 2021				December 31, 2020
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$396	$—	$396	$—	$113	$—	$113

We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.7 million and a net pre-tax loss of $0.1 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, we had a net pre-tax gain of $2.2 million and a net pre-tax loss of $0.5 million, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2021	USD/Chinese Yuan Renminbi	CNY	$16.0	6.4576	$15	October 29, 2021
September 30, 2021	USD/Euro	USD	$32.0	1.1589	$381	October 29, 2021
December 31, 2020	USD/Chinese Yuan Renminbi	CNY	$55.0	6.5370	$239	January 29, 2021
December 31, 2020	USD/Brazilian Real	USD	$0.9	5.1714	$4	January 29, 2021
December 31, 2020	USD/Euro	USD	$28.0	1.2177	$(106)	January 29, 2021
December 31, 2020	USD/Mexican Peso	USD	$1.9	20.1915	$(24)	January 29, 2021
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

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes over 12,800 brands comprising over 960,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE) Z-Wave, and IP as well as Home Network and Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology, which includes nearly 19.4 million unique device fingerprints across both AV and Smart Home devices.

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

We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At September 30, 2021, we had 615 issued and pending U.S. patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.

We operate as one business segment. We have two domestic subsidiaries and 25 international subsidiaries located in Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain and the United Kingdom.

To recap our results for the three months ended September 30, 2021:

•Net sales increased 1.4% to $155.6 million for the three months ended September 30, 2021 from $153.5 million for the three months ended September 30, 2020.
•Our gross margin percentage increased to 29.4% for the three months ended September 30, 2021 from 28.8% for the three months ended September 30, 2020.
•Operating expenses, as a percentage of net sales, increased to 23.7% for the three months ended September 30, 2021 from 22.1% for the three months ended September 30, 2020.
•Our operating income decreased to $8.9 million for the three months ended September 30, 2021 from $10.2 million for the three months ended September 30, 2020. Our operating income percentage decreased to 5.7% for the three months ended September 30, 2021 from 6.7% for the three months ended September 30, 2020.
•Income tax expense increased to $3.4 million for the three months ended September 30, 2021 from $2.2 million for the three months ended September 30, 2020.

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

In addition, we continue to maintain safety measures for all our employees across the globe as pandemic conditions require, including implementing work-from-home arrangements, restricting travel except where essential and approved in advance, frequent office and factory sanitation, temperature scans upon entry, hand sanitizer stations located throughout our facilities and offices, mask wearing, social distancing measures in gathering places and restricting visitor access. All factories are up to or near labor capacity as of the issuance of this report.

Further, we continue to monitor and follow suggested guidelines by the Centers for Disease Control and Prevention, the World Health Organization, and local governmental orders and recommendations. The continued safety and welfare of our employees will remain at the forefront of all decision-making.

We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted into, at least, the first half of 2022 given the global reach and economic impact of the COVID-19 pandemic and the various quarantine and social distancing measures put in place to contain the spread of the COVID-19 pandemic. We have also seen disruptions in our supply chain, due to difficulty in obtaining ICs and substantial delays in the transportation and the onloading and offloading of our product due to significant congestion at ports throughout the world. This, in turn, causes significant congestion in other downstream transportation, such as via trucks and rail. As such, these congestions have caused and continue to cause difficulty and delays in our ability to fulfill customer orders. In addition, a closure of one of our factories for a sustained period of time would, in the short run, impact our ability to meet customer demand and would negatively impact our results.

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

Global Integrated Circuit Shortage Impact

We continue experiencing difficulty in ordering ICs for future use and that difficulty is expected to continue into 2022. The global shortage of ICs is affecting a multitude of industries and we expect it to continue to affect our business. While we are identifying other sources of ICs and taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that we will find alternative sources to meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to find alternative sources of ICs or are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers' demands. This, in turn, may affect our ability to meet our quarterly revenue targets. Further, we may incur additional freight costs to meet the delivery demands of our customers. In addition, many of our products are paired with certain of our customers' products, like set-top boxes or televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease.

Qinzhou, China Facility

In October 2021, Reuters published an article indicating that individuals from China's Uyghur minority, originally resident in the PRC region of Xinjiang, were working in a facility in Qinzhou, Guangxi operated by our Chinese subsidiary, Gemstar Technology (Qinzhou) Co. Ltd. ("Gemstar"). The article alleged that the presence of these workers in Guangxi was indicative of "a transfer program described by some rights groups as forced labor." Shortly after publication of the Reuters article, three U.S. Senators wrote jointly to us seeking information regarding these workers and the terms of their work at the Qinzhou facility.

We take all allegations regarding working conditions seriously, and have committed to take a cooperative approach to responding to the Senators' letter. We have reviewed and confirmed that Gemstar compensated these individuals for their work at the same rates as workers of other ethnicities who had comparable skills and roles, and at a level that was above the local minimum wage. Although our review has not identified any instances in which individuals were obliged or in any other way forced to work at the Qinzhou facility or were paid less than their promised wage, Gemstar, which engaged these workers through a third-party labor agency, terminated its relationship with that agency, ended its arrangement with these workers, and paid all outstanding wages and severance directly and individually to each of the workers in question. Nonetheless, the perception that we or an entity affiliated with us might have had associations with a program described by some as involving forced labor could result in reputational damage as well as lost revenue. To date, as a result of this perception, some customers have advised us that they have stopped doing business with us or have put further business with us on hold. As of now, the amount of revenue at issue from the aforementioned customer decisions is immaterial; however, should additional customers cease doing business with us, the loss of revenue could become material, which would have an adverse effect on our business, results of operations and financial condition. Additionally, we intend to cooperate fully with the Senators' inquiry and have provided the Senators with a timely response, however, we are unable to predict the outcome or impact of this inquiry on our business, results of operations and financial condition.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	71.2	70.0	72.7
Gross profit	29.4	28.8	30.0	27.3
Research and development expenses	4.8	5.0	5.0	5.0
Selling, general and administrative expenses	18.9	17.1	19.2	16.9
Operating income	5.7	6.7	5.8	5.4
Interest income (expense), net	(0.1)	(0.2)	(0.1)	(0.3)
Loss on sale of Argentina subsidiary	(3.9)	—	(1.3)	—
Accrued social insurance adjustment	—	—	—	2.1
Other income (expense), net	(0.1)	(1.1)	0.0	(0.3)
Income before provision for income taxes	1.6	5.4	4.4	6.9
Provision for income taxes	2.2	1.4	1.9	1.1
Net income (loss)	(0.6)%	4.0%	2.5%	5.8%

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
Net sales. Net sales for the three months ended September 30, 2021 were $155.6 million, a slight increase compared to $153.5 million for the three months ended September 30, 2020. We continue to experience growth in our HVAC channel, particularly in the APAC region, as consumers demand higher-end solutions. Our customers in the HVAC channel began incorporating our technology in their high-end products and are now including these advanced solutions in a variety of models. In addition, royalty revenue has increased as a few of the largest TV OEMs in the world are embedding our technology in their devices. Partially offsetting these positive trends is a decrease in sales in our subscription broadcast channel, primarily in North America.

Gross profit. Gross profit for the three months ended September 30, 2021 was $45.8 million compared to $44.2 million for the three months ended September 30, 2020. Gross profit as a percentage of sales increased to 29.4% for the three months ended September 30, 2021 from 28.8% for the three months ended September 30, 2020. Gross profit as a percentage of sales was favorably impacted by a mix shift toward higher margin revenue streams such as royalties, as a few of the largest consumer electronic companies in the world are embedding our technology in their devices. In addition, we sold through inventories to a certain customer that were partially reserved yielding margin on an incremental basis that is higher than normal. The favorable mix shift was partially offset by the weakening of the U.S. Dollar versus the Chinese Yuan Renminbi and Mexican Peso as well as the onset of higher commodity and transportation costs.

Research and development ("R&D") expenses. R&D expenses declined to $7.4 million for the three months ended September 30, 2021, from $7.7 million in the prior year period.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased to $29.5 million for the three months ended September 30, 2021 from $26.2 million for the three months ended September 30, 2020, primarily due to an increase in outside legal expenses related to specific legal matters.

Interest income (expense), net. Interest expense, net decreased to $0.2 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020, as a result of a lower average loan balance and a lower interest rate.

Loss on sale of Argentina subsidiary. During the three months ended September 30, 2021, we completed the sale of our subsidiary, One For All Argentina S.R.L, recording a loss on sale of $6.1 million. The loss was primarily attributable to the weakening of the Argentinian Peso versus the U.S. Dollar resulting in a loss in equity value in our Argentina subsidiary and ultimately sales proceeds that were significantly less than the invested capital.

Other income (expense), net. Other expense, net was $0.2 million for the three months ended September 30, 2021 and $1.6 million for the three months ended September 30, 2020, as a result of net foreign currency losses.

Provision for income taxes. Income tax expense was $3.4 million for the three months ended September 30, 2021, representing an effective tax rate of 138.4% compared to an income tax expense of $2.2 million for the three months ended September 30, 2020, representing an effective tax rate of 26.0%. Our effective tax rate for the three months ended September 30, 2021 increased significantly due to the recording of a loss without benefit from the sale of our Argentina subsidiary. This increase was partially offset by the receipt of a $0.5 million tax incentive in China in the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
Net sales. Net sales for the nine months ended September 30, 2021 were $456.7 million, a slight decrease compared to $458.4 million for the nine months ended September 30, 2020. Sales in our subscription broadcast channel, primarily in North America, are lower than in the prior year period. Offsetting this decrease is growth in our HVAC channel, particularly in the APAC region, as consumers demand higher-end solutions. Our customers in the HVAC channel began incorporating our technology in their high-end products and are now including these advanced solutions in a variety of models. In addition, royalty revenue has increased as a few of the largest TV OEMs in the world are embedding our technology in their devices.

Gross profit. Gross profit for the nine months ended September 30, 2021 was $136.9 million compared to $125.2 million for the nine months ended September 30, 2020. Gross profit as a percentage of sales increased to 30.0% for the nine months ended September 30, 2021 from 27.3% for the nine months ended September 30, 2020. Gross profit as a percentage of sales was favorably impacted by a mix shift toward higher margin revenue streams such as royalties, as a few of the largest consumer electronic companies in the world are embedding our technology in their devices. The gross margin increase due to mix shift was partially offset by the weakening of the U.S. Dollar versus the Chinese Yuan Renminbi and Mexican Peso.

Research and development expenses. R&D expenses remained consistent at $23.0 million for each of the nine months ended September 30, 2021 and 2020.

Selling, general and administrative expenses. SG&A expenses increased to $87.3 million for the nine months ended September 30, 2021 from $77.4 million for the nine months ended September 30, 2020, primarily due to an increase in outside legal expenses related to specific legal matters.

Interest income (expense), net. Interest expense, net decreased to $0.4 million for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020, as a result of a lower average loan balance and a lower interest rate.

Loss on sale of Argentina subsidiary. During the nine months ended September 30, 2021, we completed the sale of our subsidiary, One For All Argentina S.R.L, recording a loss on sale of $6.1 million. The loss was primarily attributable to the weakening of the Argentinian Peso versus the U.S. Dollar resulting in a loss in equity value in our Argentina subsidiary and ultimately sales proceeds that were significantly less than the invested capital.

Accrued social insurance adjustment. During the nine months ended September 30, 2020, we reversed approximately $9.5 million of accrued social insurance. In June 2018, we sold all of the outstanding stock of our Guangzhou entity and the terms of the agreement included a two-year indemnification period. In June 2020, the indemnification period expired and we determined we were no longer legally liable for any liabilities associated with our Guangzhou entity. Accordingly, we reversed the accrued social insurance amount associated with the Guangzhou entity which was approximately $9.5 million.

Other income (expense), net. Other expense, net was $0.2 million for the nine months ended September 30, 2021, as a result of net foreign currency losses offset by miscellaneous non-operating gains, compared to other expense, net of $1.3 million for the nine months ended September 30, 2020, as a result of net foreign currency losses.

Provision for income taxes. Income tax expense was $8.3 million for the nine months ended September 30, 2021, representing an effective tax rate of 41.5% compared to $5.3 million for the nine months ended September 30, 2020, representing an effective tax rate of 16.6%. The main drivers of the increase in our effective tax rate were the recording of a loss without benefit resulting from the sale of our Argentina subsidiary in 2021 and the prior year reversal of a reserve approximating $1.3 million.

Liquidity and Capital Resources

Sources and Uses of Cash

(In thousands)	Nine Months Ended September 30, 2021	Increase (Decrease)	Nine Months Ended September 30, 2020
Cash provided by operating activities	$22,916	$(20,911)	$43,827
Cash used for investing activities	(12,408)	4,210	(16,618)
Cash used for financing activities	(10,226)	20,687	(30,913)
Effect of foreign currency exchange rates on cash and cash equivalents	1,390	4,842	(3,452)
Net increase (decrease) in cash and cash equivalents	$1,672	$8,828	$(7,156)

(In thousands)	September 30, 2021	Increase (Decrease)	December 31, 2020
Cash and cash equivalents	$58,825	$1,672	$57,153
Working capital	136,133	(11,200)	147,333

Net cash provided by operating activities was $22.9 million during the nine months ended September 30, 2021 compared to $43.8 million during the nine months ended September 30, 2020. Net income was $11.6 million for the nine months ended September 30, 2021 compared to net income of $26.4 million for the nine months ended September 30, 2020. Accounts payable and accrued liabilities resulted in net cash outflows of $7.4 million during the nine months ended September 30, 2021 compared to $50.5 million during the nine months ended September 30, 2020, largely as a result of a significant decrease in inventories during the prior year period as well as a decrease in accrued compensation and contingent consideration payments. Changes in accounts receivable and contract assets resulted in cash outflows of $12.1 million during the nine months ended September 30, 2021 compared to cash inflows of $11.6 million during the nine months ended September 30, 2020 largely as a result of the timing of sales during the quarter. Days sales outstanding were 77 days at September 30, 2021 compared to 75 days at September 30, 2020. Inventories increased by $4.5 million during the nine months ended September 30, 2021 as a result of our management of the global shortage of integrated circuits compared to a decrease of $30.5 million during the nine months ended September 30, 2020 as result of lower sales volume in 2020 compared to 2019.

Net cash used for investing activities during the nine months ended September 30, 2021 was $12.4 million, of which $8.8 million and $3.6 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the nine months ended September 30, 2020 was $16.6 million of which $10.9 million and $5.3 million was used for capital expenditures and the development of patents, respectively.

Net cash used for financing activities was $10.2 million during the nine months ended September 30, 2021 compared to $30.9 million during the nine months ended September 30, 2020. The decrease in cash used for financing activities was driven primarily by borrowing and repayment activity on our line of credit. During the nine months ended September 30, 2021, we had net borrowings of $33.0 million compared to net repayments of $18.0 million during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we repurchased 858,670 shares of our common stock at a cost of $44.2 million compared to our repurchase of 263,164 shares at a cost of $9.8 million during the nine months ended September 30, 2020. We hold these shares as treasury stock and they are available for reissue. Presently, we have no plans to utilize these shares, although we may change these plans if necessary to fulfill our on-going business objectives. See Note 13 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.

Contractual Obligations

The following table summarizes our contractual obligations and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$18,945	$6,133	$7,527	$4,105	$1,180
Purchase obligations (1)	16,664	13,197	263	683	2,521
Total contractual obligations	$35,609	$19,330	$7,790	$4,788	$3,701

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$58,825	$57,153
Available borrowing resources	69,300	102,300

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

On September 30, 2021, we had $7.6 million, $14.6 million, $11.9 million, $15.2 million and $9.5 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. On December 31, 2020, we had $9.8 million, $14.3 million, $13.5 million, $10.9 million, and $8.7 million of cash and cash equivalents in the United States, the PRC, Asia (excluding the PRC), Europe and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2022. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at September 30, 2021. On October 25, 2021, we executed an amendment to extend the term of our Second Amended Credit Agreement to November 1, 2023.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets as well as 65% of our ownership interest in Enson Assets Limited, our wholly-owned subsidiary that controls our manufacturing factories in the PRC. In conjunction with the amendment to our Second Amended Credit Agreement executed on October 25, 2021, the pledge of 65% ownership interest in Enson Assets Limited was terminated and was replaced with a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at September 30, 2021 and December 31, 2020 were 1.33% and 1.39%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

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

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of September 30, 2021, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At September 30, 2021, we had an outstanding balance of $53.0 million on our Credit Line and $69.3 million of availability.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.4 million annual impact on net income based on our outstanding Credit Line balance at September 30, 2021.

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

Foreign Currency Exchange Rate Risk

At September 30, 2021, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2021, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, and Japanese Yen relative to the U.S. Dollar fluctuate 10% from September 30, 2021, net income in the fourth quarter of 2021 would fluctuate by approximately $8.6 million.

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

ITEM 1A. RISK FACTORS

Difficulty in ordering ICs and increases in commodities and freight costs have adversely affected and will continue to adversely affect our business.
We continue experiencing difficulty in ordering ICs for future use and that difficulty is expected to continue into 2022. The global shortage of ICs is affecting a multitude of industries and we expect it to continue to adversely affect our business. While we are identifying other sources of ICs and taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that we will find alternative sources to meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to find these alternative sources of ICs or are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers' demands. This, in turn, may affect our ability to meet our quarterly revenue targets. In addition, many of our products are paired with certain of our customers' products, like set-top boxes and televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease. Also, we are beginning to experience increases in commodities and freight costs which could adversely affect our margins. Further, we may incur additional freight costs to meet the delivery demands of our customers.

Risks Related to Doing Business in the PRC – Availability of adequate workforce levels
Presently, the vast majority of workers at our PRC factories are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management.

While we have already experienced increases in labor rates in the PRC, as the PRC market continues to open up and grow, we may experience an increase in competition for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.

In October 2021, Reuters published an article indicating that individuals from China's Uyghur minority, originally resident in the PRC region of Xinjiang, were working in a facility in Qinzhou, Guangxi operated by our Chinese subsidiary, Gemstar. The article alleged that the presence of these workers in Guangxi was indicative of "a transfer program described by some rights groups as forced labor." We have reviewed and confirmed that Gemstar compensated these individuals for their work at the same rates as workers of other ethnicities who had comparable skills and roles, and at a level that was above the local minimum wage. Although our review has not identified any instances in which individuals were obliged or in any other way forced to work at the Qinzhou facility or were paid less than their promised wage, Gemstar, which engaged these workers through a third-party labor agency, terminated its relationship with that agency, ended its arrangement with these workers, and paid all outstanding wages and severance directly and individually to each of the workers in question. Nonetheless, the perception that we or an entity affiliated with us might have had associations with a program described by some as involving forced labor could result in reputational damage as well as lost revenue. To date, as a result of this perception, some customers have advised us that they have stopped doing business with us or have put further business with us on hold. As of now, the amount of revenue at issue from the aforementioned customer decisions is immaterial; however, should additional customers cease doing business with us, the loss of revenue could become material, which would have an adverse effect on our business, results of operations and financial condition.

Shortly after publication of the Reuters article, three U.S. Senators wrote jointly to us seeking information regarding these workers and the terms of their work at the Qinzhou facility. We intend to cooperate fully with the Senators' inquiry and have provided the Senators with a timely response, however, we are unable to predict the outcome or impact of this inquiry on our business, results of operations and financial condition.

Additionally, the U.S. government has recently expanded regulatory and enforcement activity related to a long-existing ban on U.S. importation of products produced with forced labor. Section 307 of the U.S. Tariff Act of 1930, as amended ("Section 307") prohibits U.S. importation of goods that are produced or manufactured, wholly or in part, in any non-U.S. country by forced or indentured labor. While we do not believe we or any of our affiliates have used forced labor, and Gemstar has terminated its relationship with the third-party labor agency, ended its arrangement with these workers in question, and paid all outstanding wages and severance directly and individually to each of these workers, we cannot guarantee that the relevant U.S. authorities will not decide that forced labor exists or existed in the manufacturing of our products or in our supply chain and, pursuant to Section 307, prohibit or otherwise penalize U.S. imports of certain of our products, which would have an adverse effect on our business, results of operations and financial condition. In addition, if any new legislation or regulatory action with respect to the alleged use of forced labor or the import of products sourced from China were to be enacted in the United States or in other regions where we do business that impose additional restrictions or requirements on importation of goods that are produced or manufactured in the PRC, our business, results of operations and financial condition could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended September 30, 2021, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2021 - July 31, 2021	848	$48.59	—	—
August 1, 2021 - August 31, 2021	136,970	49.83	133,192	266,808
September 1, 2021 - September 30, 2021	210,137	50.76	210,137	56,671
Total	347,955	$50.39	343,329	56,671

(1)Of the repurchases in July and August, 848 and 3,778 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
(2)On July 28, 2021, our Board approved a share repurchase program with an effective date of August 10, 2021 (the "August 2021 Program"). Pursuant to the August 2021 Program, we have been authorized to repurchase up to 400,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 400,000 shares or November 4, 2021. The August 2021 Program was completed in October 2021, upon repurchase by us of all 400,000 shares as authorized. On October 20, 2021, our Board approved a new share repurchase program with an effective date of November 9, 2021 (the "November 2021 Program"). Pursuant to the November 2021 Program, we have been authorized to repurchase up to 300,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 300,000 shares or February 17, 2022. We may utilize various methods to effect the repurchases, which may include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

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

Dated:	November 4, 2021	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)